Form 10-K/A
period 1993-12-31
COBRA ELECTRONICS CORP
filed 1994-04-15
CIK 30828

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-K/A
                               AMENDMENT NO. 1

(MARK ONE)
   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-511

                        COBRA ELECTRONICS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             DELAWARE                                                              36-2479991
                       (STATE OF INCORPORATION)                                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                    6500 WEST CORTLAND STREET
                        CHICAGO, ILLINOIS                                                          60635
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                           (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 889-8870

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                  COMMON STOCK, PAR VALUE $.33 1/3 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES X     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 4, 1994 was approximately $22,377,000. The number of shares of Registrant's Common Stock outstanding at that date was 6,226,648.

Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 10, 1994, are incorporated by reference into Part III of this Report.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this item is set forth in the company's definitive proxy statement filed pursuant to Regulation 14A under "Directors and Nominees," which information is hereby incorporated by reference. The information under "Section 16(a) Reports" included in the definitive proxy statement is hereby incorporated by reference.

                       Executive Officers of the Company

The executive officers of the Registrant are as follows:

                                           Has Held
                                           Present                  Prior Business
Name, Age and                              Position                 Experience in
Present Position                           Since                    Past Five Years
- - -------------------------                  --------------           ---------------------------------------------
Carl Korn, 72,                             Nov. 1961
Chairman *


Jerry Kalov, 58,                           Aug. 1986                In 1991, assumed
President and                                                       duties of President,
Chief Executive                                                     Cobra Electronics
Officer *                                                           Group


Fred Hackendahl, 49,                       Dec. 1985                Vice President, Dec. 1985
Vice President                                                      to present;  President, Professional
                                                                    Products Group, Dec. 1990 to
                                                                    Oct. 1993; President, Marantz
                                                                    Company, Inc., Dec. 1988 to
                                                                    Dec. 1990.


Gerald M. Laures, 46,                      Mar. 1994                Corporate Secretary, Jul. 1989
Vice President - Finance                                            to present;  Corporate Controller
and Corporate Secretary **                                          Jun. 1988 to Mar. 1994.


* Is also a director.
** Nominated  to be a director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COBRA ELECTRONICS CORPORATION


                                        By /s/ Gerald M. Laures
                                           Gerald M. Laures
                                           Vice President - Finance, and
                                           Corporate Secretary


Dated:    April 15, 1994