Form 10-Q
period 1994-03-30
COBRA ELECTRONICS CORP
filed 1994-05-13
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-Q

     (Mark One)
           x        QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                                   15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1994

                                      OR

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

Number of shares of Common Stock of Registrant outstanding at May
6, 1994:    6,226,648

PART I
FINANCIAL INFORMATION



Item 1.        Financial Statements


Cobra Electronics Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)


                                   For the Three Months Ended
                                   (Unaudited)
                                   March 31,      March 31,
                                     1994           1993
Net sales                          $    18,481    $    18,841
Cost of sales                           14,890         16,278

     Gross profit                        3,591          2,563

Selling, general and
administrative expense                   3,167          4,328

     Operating income <loss>               424         (1,765)

Other expense:
     Interest expense                     (219)           (267)
     Other, net                           (103)           (110)

Income <loss> before taxes                 102          (2,142)
Provision <benefit> for taxes             ----            ----

Net income <loss>                   $      102     $    (2,142)


Net income <loss> per share         $     0.02     $     (0.34)

Weighted average number of common
shares and common share equivalents
outstanding during the period            6,232           6,228

Cash dividends                           None            None

The accompanying notes are an integral part of these financial statements.

               Cobra Electronics Corporation and Subsidiaries
                    Condensed Consolidated Balance Sheets
                        (dollars in thousands)

                                        (Unaudited)
                                        As of          As of
                                        March 31,      December 31,
                                        1994           1993
ASSETS:

Current assets:
     Cash and cash equivalents          $    460       $    176
     Receivables, less allowance for
       doubtful accounts of $899 at

March 31, 1994 and $795 at
       December 31, 1993.                 10,640         15,657
     Inventories, primarily finished
       goods                              16,005         16,128
     Prepaid taxes and expenses            5,753          5,449
          Total current assets            32,858         37,410

Property, plant and equipment, at cost:
     Land                                    593            593
     Building and improvements             6,815          6,815
     Equipment                            12,845         12,717
                                          20,253         20,125
     Accumulated depreciation
       and amortization                  (13,148)       (12,738)
     Net property, plant and equipment     7,105          7,387

Other assets                               5,125          4,929
Total assets                            $ 45,088       $ 49,726

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
     Accounts payable                   $  3,242        $  3,442
     Accrued expenses                      7,974           8,289
     Short-term debt                       9,464          13,689
          Total current liabilities       20,680          25,420

Deferred taxes                             3,346           3,346
     Total liabilities                    24,026          28,766

Shareholders' equity:
     Preferred stock, $1 par value,
       shares authorized-1,000,000;
       none issued                          ----            ----
     Common stock, $.33 1/3 par value,
       12,000,000 shares authorized;

7,039,100 issued and 6,226,648
       outstanding at both March 31,
       1994 and December 31, 1993.         2,345            2,345

Paid-in capital                      22,118           22,118
     Retained earnings                     3,741            3,639
                                          28,204           28,102
     Treasury stock, at cost              (5,545)          (5,545)
     Note receivable from officer's
       exercise of stock options          (1,597)          (1,597)
          Total shareholders' equity      21,062           20,960

Total liabilities and shareholders'
   equity                               $ 45,088         $ 49,726

The accompanying notes are an integral part of these financial statements.

             Cobra Electronics Corporation and Subsidiaries
             Condensed Consolidated Statements of Cash Flows
                      (dollars in thousands)

                                        For the Three Months Ended
                                              (Unaudited)
                                        March 31,      March 31,
                                        1994           1993
Cash flows from operating activities:
     Net income <loss> from operations  $   102        $    (2,142)

     Adjustments to reconcile net
       income <loss> from operations
       to net cash provided by (used
       for) operating activities:

          Depreciation and amortization      500               392
          Deferred taxes on income          ----              ----

          Changes in assets and liabilities:

Receivables                 5,017             8,913
               Inventories                   123            (5,294)
               Prepaid taxes & expenses     (392)               69
               Other assets                  (54)              284
               Accounts payable             (200)              498
               Accrued liabilities          (315)              (45)

          Net cash provided by operating
          activities                       4,781             2,675

Cash flows from investing activities:

Capital expenditures                   (130)             (415)
     Net cash used for discontinued
       operation                            (142)             (116)

          Net cash used for investing
            activities                      (272)             (531)

Cash flows from financing activities:
   Net
repayments under line-of-credit
       agreement                          (4,225)           (2,650)

          Net cash used for financing
            activities                    (4,225)           (2,650)

Net increase (decrease) in cash and
  cash equivalents                            284             (506)

Cash and cash equivalents at beginning
  of period                                   176              558

Cash & cash equivalents at end of period $    460         $     52


The accompanying notes are an integral part of these financial statements.
PAGE

           Cobra Electronics Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements
                             (Unaudited)


The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

(1)  EARNINGS PER COMMON SHARE:

     The number of common shares used in the computation of
earnings
     per common share for the three month periods ended March 31,
1994
     and 1993 includes average common share equivalents of 5,340 and and 1,089, respectively.

(2)  PURCHASE ORDERS AND COMMITMENTS:

     At March 31, 1994, the Company had outstanding purchase orders with foreign suppliers totaling approximately $22.3 million compared to $30.4 million as of March 31, 1993.
.
(3)  FINANCING ARRANGEMENTS

     The company has in place a secured credit agreement which extends until January 11, 1995. Management expects to have in place a new credit agreement prior to the expiration date of the current agreement.
PAGE

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Analysis of Results of Operations

Despite significantly higher sales of INTENNA cordless phones, net sales for the first quarter of 1994 decreased $360,000 to $18.5 million compared to $18.8 million for the prior year first quarter. This is because the higher cordless phone sales were offset by lower sales of answering machines and radar/laser detector sales and the fact that the prior year quarter included sales from the Company's former Professional Products Group, which was sold in late 1993.

Gross margin was 19.4% in the first quarter of 1994 compared to
13.6%
in the prior year quarter. The improvement in margin was due primarily to increased sales of higher-margin cordless phones compared to the prior year quarter.

Operating expenses declined by $1.2 million in the first quarter of 1994 compared to the prior year quarter. The decrease was due primarily to reduced payroll-related costs resulting from the Company's work force reduction implemented during the third quarter of
1993.

Interest expense declined slightly during the first quarter of 1994 compared to the prior year quarter due to lower borrowings under the
Company's line-of-credit agreement.


Liquidity and Capital Resources

Operating activities provided net cash of $4.8 million during the first quarter of 1994. The net cash was provided primarily by a $5.0 million reduction in accounts receivable. The first quarter typically generates significant cash flows from a reduction in accounts receivable due to the normal seasonal pattern of lower first quarter sales and increased collections commensurate with higher fourth quarter sales.

As a result of the cash flow generated from operating activities during the first quarter of 1994, the Company was able to reduce borrowings under its line-of-credit agreement by $4.2 million from December
31,
1993.

The majority of any taxes payable in 1994 will be offset by utilizing tax net operating loss carryforwards which, at December 31, 1993, totalled $49.9 million. As such, no income tax provision was recorded in the first quarter of 1994.

PAGE

PART II
OTHER INFORMATION





ITEMS 1,  2,  3,  4,  5,  AND  6                   NOT APPLICABLE
































PAGE

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COBRA ELECTRONICS CORPORATION


                                   By /s/ Gerald M. Laures

           Gerald M. Laures
                                        Vice President - Finance,
                                        and Corporate Secretary


Dated:  May 13, 1994