Form 10-Q
period 1994-06-30
COBRA ELECTRONICS CORP
filed 1994-08-15
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q


  (Mark One)

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     ---  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994

                              OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     ---  OF THE SECURITIES EXCHANGE ACT OF  1934


                    Commission File Number 0-511


                    COBRA ELECTRONICS CORPORATION
       (Exact name of Registrant as specified in its Charter)


            DELAWARE                         36-2479991
   (State of incorporation)    (I.R.S. Employer Identification No.)


      6500 WEST CORTLAND STREET
          CHICAGO, ILLINOIS                       60635
 (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code: (312) 889-8870


Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, Par Value $.33 1/3 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                              ---   ---

Number of shares of Common Stock of Registrant outstanding at August 12,
1994:     6,226,648

                              PART I
                      FINANCIAL INFORMATION

Item 1.   Financial Statements

          Cobra Electronics Corporation and Subsidiaries
          Condensed Consolidated Statements of Operations
             (in thousands, except per share amounts)

                           For the Three          For the Six
                           Months Ended           Months Ended
                            (Unaudited)            (Unaudited)
                         -------------------   -------------------
                          June 30,  June 30,    June 30,  June 30,
                            1994      1993        1994     1993
                         --------- ---------   --------- ---------
Net sales                $ 21,132  $ 23,816    $ 39,613  $ 42,657
Cost of sales              17,480    21,371      32,370    37,649
                         --------- ---------   --------- ---------
  Gross profit              3,652     2,445       7,243     5,008

Selling, general and
  administrative expense    3,448     4,365       6,615     8,693
Restructuring costs           ---     1,076         ---     1,076
                         --------- ---------   --------- ---------
  Operating income (loss)     204    (2,996)        628    (4,761)

Other income (expense):
  Interest expense           (241)     (339)       (460)     (606)
  Other, net                   91        36         (12)      (74)
                         --------- ---------   --------- ---------
Income (loss)
  before taxes                 54    (3,299)        156    (5,441)
Provision (benefit)
  for taxes                   ---       ---         ---       ---
                         --------- ---------   --------- ---------
Net income (loss)        $     54  $ (3,299)   $    156  $ (5,441)
                         ========= =========   ========= =========
Net income (loss)
  per share              $   0.01  $  (0.53)   $   0.03  $  (0.87)
                         ========= =========   ========= =========

Weighted average number
  of common shares and
  common share equiva-
  lents outstanding
  during the period         6,236     6,227       6,233     6,232
                         ========= =========   ========= =========

Cash dividends               None      None        None      None
                         ========= =========   ========= =========

The accompanying notes are an integral part of these financial statements.

               Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                         (dollars in thousands)

                                    (Unaudited)
                                        As of             As of
                                      June 30,          December 31,
                                       1994                1993
                                   --------------      --------------
ASSETS:

Current assets:
  Cash and cash equivalents        $      603          $       176
  Receivables, less allowance for
    doubtful accounts of $673 at
    June 30, 1994 and $795 at
    December 31, 1993.                 11,861               15,657
  Inventories, primarily
    finished goods                     15,460               16,128
  Prepaid taxes and expenses            5,699                5,449
                                   --------------      --------------
  Total current assets                 33,623               37,410
                                   --------------      --------------

Property, plant and equipment,
  at cost:
  Land                                    593                  593
  Building and improvements             6,833                6,815
  Equipment                            13,160               12,717
                                   --------------      --------------
                                       20,586               20,125
  Accumulated depreciation
    and amortization                  (13,558)             (12,738)
                                   --------------      --------------
Net property, plant and equipment       7,028                7,387
                                   --------------      --------------

Other assets                            5,172                4,929
                                   --------------      --------------
Total assets                       $   45,823          $    49,726
                                   ==============      ==============


               Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                         (dollars in thousands)

                                    (Unaudited)
                                        As of             As of
                                      June 30,          December 31,
                                       1994                1993
                                   --------------      --------------
LIABILITIES AND
  SHAREHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                 $    3,387          $     3,442
  Accrued expenses                      7,645                8,289
  Short-term debt                      10,329               13,689
                                   --------------      --------------
  Total current liabilities            21,361               25,420

Deferred taxes                          3,346                3,346
                                   --------------      --------------
  Total liabilities                    24,707               28,766

Shareholders' equity:
  Preferred stock, $1 par value,
    shares authorized-1,000,000;
    none issued                          ---                  ---

  Common stock, $.33 1/3 par
    value, 12,000,000 shares
    authorized; 7,039,100 issued
    and 6,226,648 outstanding at
    both June 30, 1994 and
    December 31, 1993.                  2,345                2,345
  Paid-in capital                      22,118               22,118
  Retained earnings                     3,795                3,639
                                   --------------      --------------
                                       28,258               28,102
  Treasury stock, at cost              (5,545)              (5,545)
  Note receivable from officer's
    exercise of stock options          (1,597)              (1,597)
                                   --------------      --------------
  Total shareholders' equity           21,116               20,960
                                   --------------      --------------
Total liabilities and
  shareholders' equity             $   45,823          $    49,726
                                   ==============      ==============

The accompanying notes are an integral part of these financial statements.

          Cobra Electronics Corporation and Subsidiaries
          Condensed Consolidated Statements of Cash Flows
                    (dollars in thousands)

                                          For the Six Months Ended
                                                 (Unaudited)
                                         ---------------------------
                                            June 30,       June 30,
                                              1994           1993
                                         ------------    -----------
Cash flows from operating activities:

Net income (loss) from operations        $     156       $   (5,441)

Adjustments to reconcile net income
  (loss)from operations to net cash
  provided by (used for) operating
  activities:
  Depreciation and amortization              1,040              719
  Deferred taxes on income                     ---              ---
  Changes in assets and liabilities:
    Receivables                              3,796            6,586
    Inventories                                668           (2,972)
    Prepaid taxes and expenses                (466)             155
    Other assets                               (65)             214
    Accounts payable                           (55)          (1,274)
    Accrued liabilities                       (644)             906
                                         ------------    -----------
     Net cash provided by (used
       for) operating activities             4,430           (1,107)
                                         ------------    -----------
Cash flows from investing activities:
  Capital expenditures                        (465)            (922)
  Net cash used for discontinued
    operation                                 (178)             (90)
                                         ------------    -----------
  Net cash used for investing activities      (643)          (1,012)
                                         ------------    -----------
Cash flows from financing activities:
  Net (repayments) borrowings under
  line-of-credit agreement                  (3,360)           1,569
                                         ------------    -----------
  Net cash used for financing activities    (3,360)           1,569
                                         ------------    -----------
Net increase (decrease) in cash
  and cash equivalents                         427             (550)
Cash and cash equivalents at
  beginning of period                          176              558
                                         ------------    -----------
Cash and cash equivalents at
  end of period                          $     603       $        8
                                         ============    ===========

The accompanying notes are an integral part of these financial statements.

          Cobra Electronics Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements
                           (Unaudited)


The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

(1)  EARNINGS PER COMMON SHARE:

The number of common shares used in the computation of earnings per common share for the three month periods ended June 30, 1994 and
1993 include average common share equivalents of 9,217 and 0, respectively. The number of common shares used in the computation of
earnings per common share for the six month periods ended June   30,
1994 and 1993 include average common share equivalents of 6,376 and 5,340, respectively.


(2)  PURCHASE ORDERS AND COMMITMENTS:

At June 30, 1994, the Company had outstanding purchase orders with foreign suppliers totaling approximately $25.3 million compared to $30.5 million as of June 30, 1993.


(3)  FINANCING ARRANGEMENTS:

The company has in place a secured credit agreement which extends until January 11, 1995. Management expects to have in place a new credit agreement prior to the expiration date of the current agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                    ANALYSIS OF RESULTS OF OPERATIONS

Second Quarter 1994 vs. Second Quarter 1993:
- --------------------------------------------
Consolidated net sales for the second quarter of 1994 declined $2.7 million compared to the prior year second quarter. The decline reflected lower sales in both the laser/radar detector and phone answering system product lines as well as the fact that the prior year quarter included sales from the Company's former Professional Products Group, which was sold in late 1993. Partially offsetting these sales declines was a 9% increase in CB radio sales, primarily fueled by initial shipments of the Company's new line of weather-alert CB radios.

Gross margin was 17.3% in the second quarter of 1994 compared to 10.3% in the prior year quarter. The improvement in margin was due primarily to a shift in sales mix to higher-margin ten-channel cordless phones and integrated laser/radar detectors. Cordless phone sales for 1994 were primarily ten-channel models, including the new, popularly-priced cordless phone with electronic voice scrambling, while sales a year ago were mainly lower-margin single channel models. The Company's higher-margin integrated laser/radar detectors, which were introduced in the third quarter of 1993, represented most of the current quarter's detector sales. Slightly offsetting these margin improvements were costs associated with expansion of the Company's consumer hotline and higher air freight charges, which were incurred to reduce large order backlogs for several popular products including the Company's new line of weather-alert CB radios.

During the second quarter of 1993, the Company recorded a one-time charge of $1.1 million to cover the estimated costs of a restructuring program. Approximately 40% of the charge was for severance and termination costs related to a significant downsizing of the Company's workforce, which was implemented during the third quarter of 1993. Annual savings from this workforce reduction in payroll-related expenses were estimated to be approximately $2.1 million. The remaining portion of the restructuring charge was to cover additional one-time costs to be incurred as a result of the lower staffing levels. As of December 31, 1993, all restructuring costs had been incurred. Because of this restructuring, the Company realized payroll-related cost savings during the current quarter of approximately $600,000 compared to the prior year. In addition to the payroll-related cost savings realized during the current quarter, the majority of the remaining decline in selling, general and administrative expenses resulted from lower bad debt expense, because of favorable credit experience, and the elimination of expenses for the Professional Products Group, which was sold in late 1993.

Interest expense declined almost $100,000 during the first quarter of 1994 because of lower borrowings under the Company's line-of-credit agreement.


Six Months 1994 vs. Six Months 1993:
- --------------------------------------------
Consolidated net sales for the six months ended June 30, 1994 declined $3.0 million compared to the prior year period. The decline is primarily due to the fact that the prior year included sales from the Company's former Professional Products Group, which was sold in late 1993. In addition, a 9% increase in sales of CB radios, including initial shipments of the Company's new line of weather-alert CBs, and a 33% increase in cordless phone sales were offset by reduced sales of both laser/radar detectors and phone answering systems.

Gross margins for the first six months of 1994 were 18.3% compared to 11.7% a year ago. As was the case in the second quarter, the improvement in margin was primarily due to increased sales of higher-margin cordless phones and integrated laser/radar detectors.

Selling, general and administrative expenses for the first six months of 1994 declined $2.1 million compared to the prior year. Approximately $1.2 million of the decline relates to the reduction in payroll-related expenses resulting from the workforce reduction implemented during the third quarter of 1993. The Company expects a similar level of payroll-related cost savings to be realized during the last six months of 1994. Also, contributing to the decline were lower bad debt expense, because of favorable credit experience, and the elimination of expenses for the Professional Products Group, which was sold in late 1993.

Interest expense declined $146,000 during the first six months of 1994 compared to the prior year due to lower borrowings under the Company's line-of-credit agreement.



                    LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated cash of $4.4 million during the first six months of 1994, primarily because of a $3.8 million reduction in accounts receivable. This reduction in accounts receivable reflected the normal seasonal pattern of lower first and second quarter sales and increased collections commensurate with higher fourth quarter sales.

As a result of the cash flow generated from operating activities during the first six months of 1994, the Company was able to reduce borrowings under its line-of-credit agreement by $3.4 million from December 31, 1993.

The majority of any taxes payable in 1994 will be offset by utilizing tax net operating loss carryforwards which, at December 31, 1993, totalled $49.9 million. As such, no income tax provision was recorded in the first six months of 1994.

The Company has in place a secured credit agreement which extends until January 11, 1995. Management expects to have in place a new credit agreement prior to the expiration date of the current agreement.

                              PART II
                         OTHER INFORMATION




Items   1,  2,  and  3  Not Applicable.
- ----------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

a) The 1994 Annual Meeting of Shareholders was held on May 10, 1994.

b) Not Applicable.

c) The following persons were elected as Class II directors of the Company to serve until the 1997 Annual Meeting of Shareholders:


Name                       Votes For         Votes Withheld
- -------------------      ---------------     ---------------
Samuel B. Horberg          5,266,900              146,323
Gerald M. Laures           5,271,918              141,305

d) Not Applicable.


Items 5 and 6 Not Applicable.
- -----------------------------

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


Dated:        August 15, 1994