Form 10-Q
period 1994-09-30
COBRA ELECTRONICS CORP
filed 1994-11-22
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q


  (Mark One)

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     ---  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1994

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


Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, Par Value $.33 1/3 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                              ---   ---

Number of shares of Common Stock of Registrant outstanding at November
11, 1994:     6,226,648

                              PART I
                      FINANCIAL INFORMATION

Item 1.   Financial Statements

          Cobra Electronics Corporation and Subsidiaries
          Condensed Consolidated Statements of Operations
             (in thousands, except per share amounts)

                           For the Three          For the Nine
                           Months Ended           Months Ended
                            (Unaudited)            (Unaudited)
                         -------------------   -------------------
                          Sept.30,  Sept.30,    Sept.30,  Sept.30,
                            1994      1993        1994      1993
                         --------- ---------   --------- ---------
Net sales                $ 21,823  $ 29,592    $ 61,436  $ 72,249
Cost of sales              17,755    24,386      50,125    62,035
                         --------- ---------   --------- ---------
  Gross profit              4,068     5,206      11,311    10,214

Selling, general and
  administrative expense    4,348     4,098      10,963    12,791
Restructuring costs           ---       ---         ---     1,076
                         --------- ---------   --------- ---------
  Operating income(loss)     (280)    1,108         348    (3,653)

Other expense:
  Interest expense           (275)     (328)       (735)     (934)
  Other, net                 (141)     (104)       (153)     (178)
                         --------- ---------   --------- ---------
Income(loss)
  before taxes               (696)      676        (540)   (4,765)
Provision (benefit)
  for taxes                   ---       ---         ---       ---
                         --------- ---------   --------- ---------
Net income(loss)         $   (696) $    676    $   (540) $ (4,765)
                         ========= =========   ========= =========
Net income(loss)
  per share              $  (0.11) $   0.11    $  (0.09) $  (0.77)
                         ========= =========   ========= =========

Weighted average number
  of common shares and
  common share equiva-
  lents outstanding
  during the period         6,241     6,227       6,245     6,228
                         ========= =========   ========= =========

Cash dividends               None      None        None      None
                         ========= =========   ========= =========

The accompanying notes are an integral part of these financial statements.

               Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                         (dollars in thousands)

                                       As of               As of
                                   September 30,        December 31,
                                       1994                1993
                                    (Unaudited)         (Unaudited)
                                   --------------      --------------
ASSETS:

Current assets:
  Cash and cash equivalents        $      561          $       176
  Receivables, less allowance for
    doubtful accounts of $748 at
    September 30, 1994 and $795
    at December 31, 1993.              13,876               15,657
  Inventories, primarily
    finished goods                     15,407               16,128
  Prepaid taxes and expenses            5,581                5,449
                                   --------------      --------------
  Total current assets                 35,425               37,410
                                   --------------      --------------

Property, plant and equipment,
  at cost:
  Land                                    593                  593
  Building and improvements             6,833                6,815
  Equipment                            13,632               12,717
                                   --------------      --------------
                                       21,058               20,125
  Accumulated depreciation
    and amortization                  (13,969)             (12,738)
                                   --------------      --------------
Net property, plant and equipment       7,089                7,387
                                   --------------      --------------

Other assets                            5,562                4,929
                                   --------------      --------------
Total assets                       $   48,076          $    49,726
                                   ==============      ==============
The accompanying notes are an integral part of these financial statements.

               Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                         (dollars in thousands)

                                       As of               As of
                                   September 30,        December 31,
                                       1994                 1993
                                    (Unaudited)         (Unaudited)
                                   --------------      --------------
LIABILITIES AND
  SHAREHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                 $    3,783          $     3,442
  Accrued expenses                      7,610                8,289
  Short-term debt                      12,917               13,689
                                   --------------      --------------
  Total current liabilities            24,310               25,420

Deferred taxes                          3,346                3,346
                                   --------------      --------------
  Total liabilities                    27,656               28,766

Shareholders' equity:
  Preferred stock, $1 par value,
    shares authorized-1,000,000;
    none issued                          ---                  ---

  Common stock, $.33 1/3 par
    value, 12,000,000 shares
    authorized; 7,039,100 issued
    and 6,226,648 outstanding at
    both September 30, 1994 and
    December 31, 1993.                  2,345                2,345
  Paid-in capital                      22,118               22,118
  Retained earnings                     3,099                3,639
                                   --------------      --------------
                                       27,562               28,102
  Treasury stock, at cost              (5,545)              (5,545)
  Note receivable from officer's
    exercise of stock options          (1,597)              (1,597)
                                   --------------      --------------
  Total shareholders' equity           20,420               20,960
                                   --------------      --------------
Total liabilities and
  shareholders' equity             $   48,076          $    49,726
                                   ==============      ==============
The accompanying notes are an integral part of these financial statements.

          Cobra Electronics Corporation and Subsidiaries
          Condensed Consolidated Statements of Cash Flows
                      (dollars in thousands)

                                           For the Nine Months Ended
                                                  (Unaudited)
                                         -----------------------------
                                         September 30,   September 30,
                                              1994           1993
                                         -------------   -------------
Cash flows from operating activities:

Net loss from operations                 $     (540)     $   (4,765)

Adjustments to reconcile net loss
  from operations to net cash
  provided by (used for) operating
  activities:

  Depreciation and amortization               1,570           1,217
  Changes in assets and liabilities:
    Receivables                               1,781           2,517
    Inventories                                 721            (665)
    Prepaid taxes and expenses                 (466)            437
    Other assets                               (444)             68
    Accounts payable                            341             900
    Accrued expenses                           (679)            260
                                         -------------   -------------
     Net cash provided by (used
       for) operating activities              2,284             (31)
                                         -------------   -------------
Cash flows from investing activities:
  Capital expenditures                         (938)         (1,260)
  Net cash used for discontinued
    operation                                  (189)           (155)
                                         -------------   -------------
  Net cash used for investing activities     (1,127)         (1,415)
                                         -------------   -------------
Cash flows from financing activities:
  Net (repayments) borrowing under
  line-of-credit agreement                     (772)            935
                                         -------------   -------------
  Net cash used for financing activities       (772)            935
                                         -------------   -------------
Net increase (decrease) in cash
  and cash equivalents                          385            (511)
Cash and cash equivalents at
  beginning of period                           176             558
                                         -------------   -------------
Cash and cash equivalents at
  end of period                          $      561      $       47
                                         =============   =============
The accompanying notes are an integral part of these financial statements.

          Cobra Electronics Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements
                           (Unaudited)


The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Consolidated Balance Sheet as of December 31, 1993 has been derived from the audited consolidated balance sheet as of that date. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

(1)  EARNINGS PER COMMON SHARE:

The number of common shares used in the computation of earnings per common share for the three month periods ended September 30, 1994 and 1993 include average common share equivalents of 14,466 and 526, respectively. The number of common shares used in the computation of earnings per common share for the nine month periods ended September 30, 1994 and 1993 include average common share equivalents of 18,367 and 1,825, respectively.


(2)  PURCHASE ORDERS AND COMMITMENTS:

At September 30, 1994, the Company had outstanding purchase orders with foreign suppliers totaling approximately $24.8 million compared to $24.1 million as of September 30, 1993.


(3)  FINANCING ARRANGEMENTS:

The Company has in place a secured credit agreement which extends until January 11, 1995. Management expects to have in place a new credit agreement prior to the expiration date of the current agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                    ANALYSIS OF RESULTS OF OPERATIONS

Third Quarter 1994 vs. Third Quarter 1993:
- --------------------------------------------
Sales for the third quarter of 1994 declined $7.8 million compared to the prior year third quarter. The decline reflected mainly lower unit sales volumes in all principal product lines except for CB radios. In addition, the prior year quarter included sales from the Company's former Professional Products Group, which was sold in late 1993.

CB sales increased significantly in the third quarter of 1994 compared to the prior period, which reflected strong demand for several of the Company's models, including the new weather-alert CBs that were introduced in the second quarter of 1994. Sales of integrated laser/radar detectors, however, were down compared to the prior year. The prior year benefited from the introduction of two new integrated detector models while the sales boost from 1994 new product introductions--a radar/laser detector with digital display and an entry level model--are not expected to be realized until the fourth quarter. Also, the Company made the decision to limit its purchases of certain models to better assist in controlling inventory, which resulted in lower sales during the current quarter.

Sales of telecommunication products decreased during the current quarter from the prior year because of declines in cordless phone and answering system sales. Cordless phone sales fell because of product shortages and the year ago period included a large close-out sale of single-channel cordless phones that were being phased out. The product shortages, which the Company believes are temporary, were the result of production delays for several new models and the Company's underestimate of demand for several existing models when it placed orders with its vendors earlier in the year. Sales of phone answering systems fell during the current quarter as a result of the Company's strategy to refocus the product line to offer only all-digital models, which will not be available until early 1995. Year ago answering system sales also benefited from the introduction of a new answering system model.

Gross margin increased to 18.6% in the third quarter of 1994 from 17.6% for the third quarter of 1993. The improvement was due primarily to a shift in sales mix between product categories. Sales of higher-margin CB radios increased while at the same time sales of lower-margin laser/radar detectors declined. The margin improvement as a result of the shift in sales mix was partially offset by costs associated with the first quarter of 1994 expansion of the Company's consumer hotline, (1-800-COBRA22). This expansion was implemented to enable the Company to answer all of its calls from consumers for installation and operational assistance--to partially offset the lack of skilled sales personnel in many retail stores--as well as for information on where to purchase Company products.

Selling, general and administrative expenses increased to $4.3 million in the current quarter compared to $4.1 million in the prior year. More than offsetting the elimination of expenses related to the Professional Products Group, which was sold in late 1993, was increased marketing costs incurred to implement the Company's strategy of a planned shift of distribution from low-margin, mass volume merchandisers to higher margin retailers.

Interest expense for the current quarter declined 16% compared to the prior year because of lower borrowing under the Company's line-of-credit agreement.


Nine Months 1994 vs. Nine Months 1993:
- --------------------------------------------
Compared to a year ago, sales for the nine months ended September 30, 1994 declined $10.8 million. The decline reflected mainly lower unit sales of detectors and answering system products and the fact that the prior year period included sales from the Company's former Professional Products Group, which was sold in late 1993. Some of this decrease was offset by higher CB sales.

In addition to an overall increase in demand for CB radios compared to the prior year, the current period benefited from sales of the Company's new weather-alert CBs which were introduced in the second quarter of 1994. Sales of integrated laser/radar detectors were down due to the Company's decision to limit its purchases of certain models to better assist in controlling inventory, which resulted in lower sales during the current period. In addition, the prior year benefited from the introduction of two new integrated detector models. The decline in sales of answering systems reflected the Company's decision to switch its answering system business to all-digital models, which will not be available until early 1995.

Gross margins for the first nine months of 1994 increased to 18.4% from 14.1% a year ago. The margin improvement reflected an improved customer mix as well as increased sales of higher-margin cordless phones and integrated laser/radar detectors compared to the prior year period. During 1993, both of these product lines had sizable close-out sales of discontinued models, which was minimized in the current period through better inventory control.

During the second quarter of 1993, the Company recorded a one-time charge of $1.1 million to cover the estimated costs of a restructuring program. Approximately 40% of the charge was for severance and termination costs related to a significant downsizing of the Company's workforce, which was implemented in the third quarter of 1993. Annual savings from this workforce reduction in payroll-related expenses were estimated be approximately $2.1 million. The remaining portion of the restructuring charge was to cover additional one-time costs to be incurred as a result of the lower staffing levels. As of December 31, 1993, all restructuring costs had been incurred. For the first six months of 1994, overall payroll-related savings realized primarily as a result of the workforce reduction approximated $1.2 million.

Selling, general and administrative expenses for the first nine months of 1994 declined $1.8 million compared to the prior year. Approximately half of the above decline was realized as a result of reduced payroll-related expenses in connection with this workforce reduction. The majority of the remaining decline was due to the elimination of expenses for the Professional Products Group, which was sold in late 1993.

Interest expense declined $199,000 during the first nine months of 1994 compared to the prior year due to lower borrowing under the Company's line-of-credit agreement.


                   LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated cash of $2.3 million during the first nine months of 1994, primarily because of a $1.8 million reduction in accounts receivable. Accounts receivable declined from the end of last year due to reduced sales volumes during the third quarter of 1994 compared to the prior year fourth quarter.

Capital expenditures of $938,000 related primarily to investments in tooling for new products. Despite these capital expenditures, cash flows from operating activities during the first nine months of 1994 were sufficient to enable the Company to reduce borrowing under its line-of-credit agreement by $772,000.

The Company has in place a secured credit agreement which extends until January 11, 1995. Management expects to have in place a new credit agreement prior to the expiration date of the current agreement.

                             PART II
                        OTHER INFORMATION




Items   1,  2,  3,  4 and 5 Not Applicable.
- -------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

  a) Exhibits:

     Exhibit No.      Description
     -----------      ------------------------------------------------
         27           Financial data schedule required under
                      Article 5 of Regulation S-X


  b) During the quarter, the Company filed Current Reports on Form 8-K as follows:

     Form Type   Date of Report  Items Reported
     ----------  --------------  --------------------------------------
     Form 8-K        7/19/94     Item 4. Changes in Registrant's
                                         Certifying Accountant

     Form 8-K/A      7/19/94     Item 4. Changes in Registrant's
                                         Certifying Accountant

     Form 8-K        8/15/94     Item 4. Changes in Registrant's
                                         Certifying Accountant

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COBRA ELECTRONICS CORPORATION


                                   By   Gerald M. Laures
                                        Gerald M. Laures
                                        Vice President - Finance,
                                          and Corporate Secretary


Dated:  November 14, 1994