Form 10-K
period 1994-12-31
COBRA ELECTRONICS CORP
filed 1995-04-03
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

    (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1994

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

                       YES [X]     NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.                      [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 10, 1995 was approximately $11,675,000. The number of shares of Registrant's Common Stock outstanding at that date was 6,226,648.

Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 9, 1995, are incorporated by reference into Part III of this Report.

                                   PART I
                                   ------

ITEM 1.  BUSINESS:


GENERAL

Cobra Electronics Corporation (the "company") was incorporated in Delaware in 1961 and is a designer and wholesale marketer of consumer electronics products. The company markets products under the COBRA brand name. The company also markets clock radios under the LLOYD'S brand name. Management believes that the company's future success will depend upon its ability to predict and respond in a timely and effective manner to changes in the markets it serves. Product performance, reliability, price, availability and service are the main competitive factors, with sales also being dependent upon timely introduction of new products which incorporate new features desired by consumers at competitive prices.

RECENT DEVELOPMENTS

The company strengthened its senior management team in late 1994 and early 1995 with the additions of a chief operating officer, a vice president of operations and a vice president of marketing. These additions to senior management bring new skills to the company, particularly in the consumer marketing and product development areas.

During 1994, the company called for a national campaign to improve highway safety by expanding the use of radar technology to alert motorists, who have radar detectors, about hazardous travel conditions and approaching emergency vehicles. To facilitate the expansion of safety radar use, the company has developed equipment that transmits unique signals that trigger audible and visual alarms on all brands of existing automotive radar detectors. The company is currently working with agencies and organizations concerned with highway safety, and manufacturers of traffic radar systems and detectors, to cooperate in using this technology to reduce highway accidents. Recently, this technology received formal approval for use by the Federal Communications Commission, which allowed the company to begin shipping Safety Alert (trademark) radar transmitters. By the end of 1995, the company expects to have Safety Alert radar transmitters on law enforcement and other emergency vehicles nationwide.

PRODUCTS

The company operates only in the consumer electronics industry. Principal products include:

    Mobile Electronics:       Citizen Band ("CB") Radios
                              Integrated Laser/Radar Detectors

    Telecommunication:        Cordless Telephones
                              Phone Answering Systems

    Audio:                    Clock Radios

The following table shows the company's percentages of net sales by product category for the three years ended December 31, 1994.

                                1994     1993     1992
                                ----     ----     ----
Mobile Electronics Products      67%      61%      57%
Telecommunication Products       32%      31%      28%
Audio Products                    1%       8%      15%
                                ----     ----     ----
Total Net Sales                 100%     100%     100%
                                ====     ====     ====

One of the company's primary strengths is its product sourcing ability. Substantially all of the company's products are manufactured to its specifications and engineering designs by a number of suppliers in China, Hong Kong, Japan, Korea, Malaysia, Taiwan, Thailand and the U.S.A. Through its Cobra Electronics (HK) Ltd. subsidiary in Hong Kong, the company maintains stringent control over the design and production quality of its products. Thesubsidiary also helps to seek out new suppliers, monitor technological changes and evaluate new products and product enhancements.

Over a period of years, the company has developed a network of suppliers for its products. To maintain flexibility in product sourcing, the company has not entered into long-term contracts with any of its suppliers. Despite management's belief that it maintains strong relationships with its current suppliers, it also believes that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the company's business depends upon the timing of the change, the product or products that the supplier produces for the company and the volume of that production. The company also maintains insurance coverage that would, under certain limited circumstances, reimburse the company for lost profits resulting from a vendor's inability to fulfill its commitments to the company.

The company competes primarily in the United States with various manufacturers and distributors of mobile electronics products and telecommunication products. The company competes principally on the basis of product features and price and expects the market for its products to remain highly competitive. The company negotiates substantially all of its purchases in U.S. Dollars to protect itself from currency fluctuations. Assets located outside of the United States, excluding company-owned tooling at suppliers, are not material.

Research, engineering and product development expenditures are expensed as incurred. For 1994, 1993 and 1992, these expenditures amounted to $1.1 million, $1.0 million and $1.4 million, respectively.

Except for certain patents, such as its patented INTENNA (Registered Trademark) technology, the company does not believe that patents are of material importance to its products. However, should the company develop a unique technology, patents will be applied for to preserve exclusivity, wherever possible.

Mobile Electronics Products:   These products, which include CB radios and
integrated laser/radar detectors, are marketed under the COBRA trademark. The company is the industry leader in CB radios, most of which are purchased by professional drivers. In this segment, a significant portion of the market is made up of replacement purchases, often upgrades. The company was the first CB radio marketer to combine a National Weather Service receiver with a mobile CB radio, enabling motorists to obtain travel informationbroadcasts. As a major enhancement of this feature, the company also introduced the industry's first mobile CB radio that incorporates an automatic alert feature to warn of National Weather Service emergency travel advisories. The company also markets CB radios to nonprofessional drivers and hand-held CB radios for sport and recreational use.

Cobra is also one of the leading brands in integrated laser/radar detectors. Cobra commands significant market share by offering innovative products with the latest technology. For example, in 1992, the company introduced the industry's first detector to monitor the new laser speed detection guns. Additionally, at the January 1994 International Consumer Electronics Show, the company called for a national campaign to improve highway safety by expanding the use of radar technology to alert motorists, who have radar detectors, about hazardous travel conditions and approaching emergency vehicles. As discussed above in RECENT DEVELOPMENTS, the company's pioneering safety radar technology recently received formal approval for use by the Federal Communications Commission.

Major competitors in mobile electronics products include Cincinnati Microwave, Beltronics, Whistler, Uniden, Radio Shack (Tandy Corp.), General Electric and Midland.

Telecommunication Products:   These products, which include cordless phones
and telephone answering systems, are marketed under the COBRA trademark. The company entered the telecommunications market in 1979 with its first cordless telephone and has since supplemented that entry with other innovative new products. For example, the company introduced the market's first two-line cordless phone and the first cordless phone answering system. In 1989, the company introduced its first INTENNA cordless phone, which utilized the company's patented technology to eliminate the external handset antenna, an industry first. The company later refined this technology to also make it possible to eliminate the base antenna, as well. Currently, Cobra offers the only cordless phones in the marketplace that have no external handset or base antennas. This eliminates the problem of antennas that can bend, break, or get in the way, and makes it easier to mount the product under cabinets in the kitchen or on book shelves in other rooms. The company offers these phones in a variety of designer colors, another industry first.

In 1993, the company began offering INTENNA models with electronic voice scrambling to ensure complete security by eliminating potential eavesdropping over scanning radios, baby monitoring devices and other cordless phones. The company also has entered the fast-growing 900 MHz cordless phone market. In mid-1993, the company began shipments of its INTENNA 900 which was the first 900 MHz phone incorporating digital spread spectrum, a technology derived from military signal encryption to ensure conversation privacy. The INTENNA 900 also offers extended range and interference-free use making the phone ideal for both office and home use.

In the market for phone answering systems, the company began shipping two new all digital cordless phone answering systems in late 1994. Ideal for home or office use, these models offer electronic voice mail, with one offering up to five different users the opportunity to record and retrieve messages. In addition, the company will soon begin shipping a new stand-alone phone answering system that uses all digital technology.

The telecommunications market is dominated by large companies, including AT&T, General Electric, Panasonic, Sony, and Southwestern Bell. Because of this, the company's strategy is to look for profitable niches and position Cobra as an alternative line of quality products with innovative features at competitive prices.

SALES AND DISTRIBUTION

Demand for consumer electronics products is seasonal. Historically, sales in the last half of the year are greater than in the first half, reflecting increased purchases by retailers for the holiday selling season.

In 1994, sales to QVC, Inc. represented 10.2% of net sales. For the years 1993 and 1992, there were no sales in excess of 10% of total net sales to a single customer or a group of entities under common control. The company does not believe that the loss of any one customer would have a material adverse effect on the business of the company. The company's foreign sales were $11.7 million, $9.3 million, and $6.3 million in 1994, 1993 and 1992, respectively.

The company's return policies and payment terms are consistent with those of other companies serving the consumer electronics market. Market conditions are such that products generally must be shipped within a short time after an order is placed. As a result, order backlog is not significant.

Cobra products are distributed through a strong, well-established network of approximately 400 retailers and distributors located primarily in the United States. Approximately 60 percent of the sales are made directly to the mass marketers, such as catalog showrooms, consumer electronics specialty stores, large department store chains, television home-shopping, direct-mail merchandisers, home centers and specialty stores, which feature telephone products or mobile electronics products. Because of changes in the retail marketplace, the company has sought to expand its distribution to retailers that offer assisted-selling environments to help consumers be better informed about product features and functions when making purchase decisions. The company believes that these retailers are more profitable because they offer higher margins and lower servicing costs. The remaining sales are through two-step wholesale distributors that carry Cobra products to fill orders for truck stops, small department stores and appliance dealers. Cobra's primary sales force is comprised of independent sales representatives who work on a straight commission basis. They do not sell products of the company's competitors.

The company's right to sell products under the COBRA trademark is substantially worldwide. The selling rights under the LLOYD'S trademark excludes Canada and Europe. The company believes the COBRA trademark, which is indefinitely renewable by the company, is a significant factor in the successful marketing of its products.

EMPLOYEES

As of December 31, 1994, the company employed 146 persons in the U.S. and 14 in its international operations. None of the company's employees is a member of a union.

ITEM 2.  PROPERTIES:

The company owns three adjacent buildings in Chicago, Illinois containing a total of 250,000 square feet of office and warehouse space. Maxtec International Corporation leases approximately 83,000 square feet under an agreement that will expire on December 31, 1996. The company believes that its facilities are adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS:

Certain lawsuits and claims are pending against the company. However, after consultation with legal counsel on these matters, management believes that the liabilities which may result from these cases, if any, will not be material to the company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.


                                   PART II
                                   -------


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS:

The company's common stock trades on The Nasdaq Stock Market under the symbol COBR. As of March 10, 1995, the company had approximately 1,400 shareholders of record and approximately 2,300 shareholders for whom securities firms acted as nominees. The company's common stock is the only class of equity securities outstanding. Before April 1, 1993, the common stock of the company traded under the symbol DYNA.

Under the terms of its credit agreement, the company may not pay cash dividends.

STOCK PRICE AND TRADING VOLUME DATA

                                    STOCK PRICE RANGE
              -------------------------------------------------------------   TRADING VOLUME
                      1994                 1993              1992             (in thousands)
             -------------------  ------------------- -------------------    ---------------------
Quarter          High      Low        High      Low        High     Low      1994    1993    1992
- - -----------   --------- ---------  --------- ---------  --------- ---------  ------- ------- -------
First......   $ 3 7/8   $ 2 9/16   $ 4 3/8   $ 3        $ 6 1/4  $ 3 3/8     1,821     993     740
Second.....     3 3/4     2 1/2      3 5/8     2 5/8      4 5/8    3         1,435     549     568
Third......     3 1/2     2 3/8      3 1/8     2 1/8      4        3 1/8        694  1,154     693
Fourth.....     3         1 3/4      3 7/8     2 5/8      4 3/8    3 1/2      1,264  1,083     542

Note: Data compiled from The Nasdaq Stock Market monthly Summary of Activity reports.


ITEM 6.  SELECTED FINANCIAL DATA:


FIVE YEAR FINANCIAL SUMMARY

Years Ended December 31
(in thousands, except per share amounts)                1994       1993       1992       1991       1990
- - -------------------------------------------------     ---------- ---------- ---------- ---------- ----------
Operating Data:
  Net sales.........................................  $  82,131  $98,844    $ 117,733  $ 135,901  $ 168,987
  Gross profit......................................     14,466   13,903       14,945     20,858     28,555
  Selling, general and administrative expense.......     14,602   15,741       19,433     22,206     27,301
  Operating income (loss)...........................       (136)  (2,914)      (5,683)    (4,848)     1,254
  Loss from continuing operations before cumulative
    effect of a change in accounting principle......     (1,515)  (4,392)      (8,679)    (5,656)    (1,589)
  Loss from discontinued operation, net of taxes....        ---      ---          ---        ---     (4,254)
  Loss on disposal of discontinued operation,
    net of taxes....................................        ---      ---          ---        ---     (2,577)
  Cumulative effect of a change in accounting
    principle.......................................        ---      ---       (835)       ---        ---
  Net Loss..........................................     (1,515)  (4,392)      (9,514)    (5,656)    (8,420)

Loss per share:
  Continuing operations before cumulative effect
    of a change in accounting principle.............      (0.24)   (0.70)       (1.39)     (0.90)     (0.26)
  Discontinued operation............................        ---      ---          ---        ---      (0.68)
  Disposal of discontinued operation................        ---      ---          ---        ---      (0.42)
  Cumulative effect of a change in accounting
    principle.......................................        ---      ---        (0.13)       ---        ---
  Net loss..........................................      (0.24)   (0.70)       (1.52)     (0.90)     (1.36)

As of December 31:
  Total assets......................................     40,342   46,389       54,286     72,807     95,049
  Long-term debt<F1>................................        ---     ---       15,038     14,335     30,361
  Shareholders' equity..............................     19,429   20,960       25,477     35,082     40,715
  Book value per share..............................       3.38     3.62         4.33       5.86       6.70
  Shares outstanding................................      6,227    6,227        6,227      6,220      6,266

<F1>
Borrowings under the company's credit agreement at December 31, 1994 and 1993, were $11,461,000 and $13,689,000, respectively, and were classified as short-term debt.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS:

CORPORATE OVERVIEW

In 1994, the company made great strides toward its goal of returning to profitability. The company continued to improve its customer mix and product offerings, which resulted in a substantial increase in its gross margin. The gains from improved gross margins were partially offset by product availability problems experienced in the second half of 1994. The company significantly reduced its annual loss in 1994 compared to the prior year.

The company strengthened its senior management team in late 1994 and early 1995 with the additions of a chief operating officer, a vice president of operations and a vice president of marketing. These additions to the company's senior management bring new skills to the company, particularly in the consumer marketing and product development areas.

Management expects that its sales decline will reverse in 1995 and that the company's successful effort to improve product lines, develop a more favorable customer mix and resolve the product availability problems will result in a profitable 1995.

RESULTS OF OPERATIONS

1994 Compared to 1993
- - ---------------------

Sales for 1994 were $82 million compared to $99 million in 1993. The net loss for 1994 was $1.5 million, or $.24 per share, compared to $4.4 million, or $.70 per share in 1993. The sales decline reflected mainly lower unit sales volumes in all principal product lines, except CB radios. In addition, the prior year included $5 million in sales from the company's former Professional Products Group, which was sold in late 1993.

Sales of mobile electronics products (including CB radios, integrated laser/radar detectors and single unit laser and radar detectors) declined approximately $5 million in 1994 compared to 1993. The decline reflected mainly lower unit sales of detectors and was partially offset by higher CB sales. Sales of integrated laser/radar detectors were down due to the company's decision to limit its purchases of certain models to better assist in controlling inventory, which resulted in lower 1994 sales. Also, the prior year sales benefited from large closeout sales of three-band radar detectors that coincided with the introduction of two new integrated detector models. Besides an overall increase in demand for CB radios compared to the prior year, the current period benefited from sales of the company's new weather-alert CBs, which were introduced in the second quarter of 1994.

Telecommunication product sales were down approximately $5 million, mainly because of lower phone answering system sales. Sales of phone answering systems declined because of the company's strategy to refocus the product line to offer only all-digital models, which would not be available in meaningful quantities until early 1995. Sales of the company's ten-channel INTENNA cordless phones fell slightly from the prior year because of product shortages during the peak sales season. These temporary product shortages were the result of production delays for several new models and the company's underestimate of demand for several existing models when it placed orders with its vendors earlier in the year.

Combined unit sales for both telecommunication products and mobile electronics products declined approximately 7% in 1994. The remaining sales decline was attributable to reduced sales of Lloyd's clock radios and the elimination of sales from the company's former Professional Products Group, which was sold in late 1993.

Gross margins for 1994 increased to 17.6% from 14.1% a year ago. The margin improvement reflected a better customer mix and an improved product mix because of more sales of high-margin CB Radios and improved margins on cordless phones and integrated laser/radar detector sales. Also, 1993's margin was depressed because of sizable closeout sales of discontinued cordless phones and detectors, which were minimized in 1994 through better inventory control. The margin improvement, as a result of better sales mix, was partially offset by costs associated with the 1994 expansion of the company's consumer hotline, (1-800-COBRA22). This expansion was implemented to enable the company to answer all of its calls from consumers for installation and operational assistance--to partially offset the lack of skilled sales personnel in many retail stores--as well as for information on where to purchase company products.

During the second quarter of 1993, the company recorded a one-time charge of $1.1 million to cover the estimated costs of a restructuring program. Approximately 40% of the charge was for severance and termination costs related to a significant downsizing of the company's workforce, which was carried out during the third quarter of 1993. The remaining portion of the restructuring charge was to cover additional one-time costs to be incurred as a result of the lower staffing levels. As of December 31, 1993, all restructuring costs had been incurred. Annualized savings from this workforce reduction in payroll-related expenses were estimated to be approximately $2.1 million. Because the workforce reduction was implemented in mid-1993, payroll-related savings approximated $1.2 million in 1994 compared to 1993.

Selling, general and administrative expense declined $1.1 million during 1994 and, as a percent of sales, increased to 17.8% from 15.9% a year ago. Approximately two-thirds of the decline was due to the elimination of expenses for the Professional Products Group, which was sold in late 1993. The remaining decline was realized because of reduced payroll-related expenses in connection with the workforce reduction, reduced variable selling costs because of lower sales and lower bad debt expense. The expense for bad debts declined due to a reduction in receivable balances, an improvement in the quality of the receivable portfolio and favorable collections experience. Expenses as a percent of sales increased in the current year because the fixed portion of such expenses was spread over a smaller sales volume.

Interest expense for 1994 declined 16% compared to the prior year because of reduced working capital requirements, which resulted in lower borrowings under the company's line-of-credit agreement.

1993 Compared to 1992
- - ---------------------

Sales for 1993 were $99 million compared to $118 million in 1992. The loss before cumulative effect of a change in accounting principle in 1993 was $4.4 million, or $.70 per share, compared to a loss of $8.7 million, or $1.39 per share in 1992. Approximately $9 million of the decrease in sales is directly attributable to reduced sales of Lloyd's products. This was due to management's decision in 1992 to contract the Lloyd's product line to focus on clock radios. Sales of mobile electronics products (including CB radios, integrated laser/radar detectors and single unit laser and radar detectors) declined $7 million in 1993 compared to 1992. Sales of CB radios increased slightly during 1993 but were more than offset by a drop in sales of detectors, primarily because of the large sale of discontinued two-band radar detectors in 1992 and weakness in consumer demand for non-integrated laser/radar detectors during 1993. Telecommunication product sales were down approximately $2 million, mainly because of lower answering machine sales. Management decided in 1992 to narrow the line to focus on higher-margin cordless phone answering systems. The decline in answering system sales was offset in part by stronger sales of the company's ten-channel INTENNA cordless phones. Unit sales for both telecommunication products and mobile electronics products declined 19% in 1993.

Gross profit and gross margin in 1993 were $13.9 million and 14.1%, respectively, compared to $14.9 million and 12.7%, respectively, 1992. The increase in margin was due primarily to lower 1993 sales of discontinued products sold at or below cost, partially offset by reduced detector margins resulting from weak demand for non-integrated radar and laser detectors.

Selling, general and administrative expense declined by $3.7 million during 1993 and, as a percent of sales, declined to 15.9% from 16.5% in 1992. Besides reduced variable selling costs because of lower sales, the company's ongoing efforts to streamline its operations reduced payroll-related costs approximately $1.6 million during 1993.

During the second quarter of 1993, the company recorded a one-time charge of $1.1 million to cover the estimated costs of a restructuring program. Approximately 40% of the charge was for severance and termination costs related to a significant downsizing of the company's workforce, which was carried out during the third quarter of 1993. Annualized savings from this workforce reduction in payroll-related expenses were estimated to be approximately $2.1 million. The remaining portion of the restructuring charge was to cover additional one-time costs to be incurred because of the lower staffing levels. As of December 31, 1993, all restructuring costs had been incurred.

Fourth quarter results for 1992 included a non-cash charge of $1.2 million for the write-off of the remaining excess of cost over net assets of businesses acquired. The company's decision to contract the Lloyd's product line, and uncertainties surrounding the longevity of the rights to distribute audio products under the Marantz brand, made the future realization of these assets uncertain.

Other, net expenses were $220,000 in 1993 compared to $1.7 million in 1992. The expenses for 1992 included $462,000 for the closure of the company's Tokyo office, while expenses for 1993 reflected the elimination of the costs associated with the operation of this office.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

The company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", as of the beginning of 1992 and recorded a charge of $835,000, or $.13 per share for the cumulative effect of a change in accounting principle. This charge, which represents a net decrease to the deferred tax asset, resulted because previously recognized tax benefits did not satisfy the recognition criteria set forth in SFAS No. 109 and because current enacted tax rates were applied to temporary differences between the financial statement and tax bases of assets and liabilities. As a result, the first quarter of 1992 was restated for the $835,000 cumulative effect and a $922,000 reversal of a tax benefit previously recorded. The second and third quarters of 1992 did not require restatement.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1994, the company had a $30 million secured credit facility that included a fixed term loan of $2.6 million. In January, 1995, the agreement for this credit facility was extended to January 10, 1997. Borrowings and letters of credit issued under this agreement are collateralized by the company's assets, and usage of the non-term loan portion is limited to certain percentages of accounts receivable and inventory balances. The fixed term loan, which was increased to $3.7 million at the time of the credit agreement's extension, is secured by the company's buildings and equipment and requires both monthly principal payments of $43,000 and a balloon payment of $2.6 million due when the agreement expires.

The credit agreement specifies that the company may not pay cash dividends and contains a material adverse change clause, which, under certain circumstances, can accelerate the payment of the debt. Because of this clause, and the company's recent history of losses, the company classified the debt as short-term for financial reporting purposes. The company does not believe a material adverse change is likely and does not believe that repayment of the debt will be accelerated. At December 31, 1994, the company had approximately $3 million of unused credit line.

Cash flows provided by operating activities were $3.7 million, $1.9 million and $1.1 million for the years ended December 31, 1994, 1993 and 1992, respectively; losses from operations before cumulative effect of a change in accounting principle of $1.5 million, $4.4 million and $8.7 million, respectively, were more than offset by non-cash expenses of depreciation and amortization and reduced working capital requirements. Cash provided by the reduction in receivables during 1994 was primarily the result of reduced sales during the fourth quarter compared to the prior year. The reduction in accrued liabilities was due to a decrease in the cost of estimated future product warranty obligations.

Investing activities required cash of $1.5 million, $788,000 and $1.4 million for the years ended December 31, 1994, 1993 and 1992, respectively. Most of the cash outflows during these years related to the purchase of tooling and equipment. During 1993, the company sold the assets of its Professional Products Group. The purchase price, which exceeded the net book value of the assets sold, amounted to $1.3 million and consisted of $867,000 of cash and the assumption of certain liabilities.

Cash flows from financing activities for the three years ending December 31, 1994, 1993 and 1992 primarily reflect changes in the company's borrowing requirements under its line-of-credit agreement. Because of management's continuing effort to strengthen the balance sheet, the company reduced debt by $2.2 million during 1994.

At December 31, 1994, the company had no material commitments, other than approximately $23.2 million in outstanding purchase orders for products compared with $20.1 million at the end of the prior year.

The company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 1995 to fund its working capital needs. In addition, the majority of any taxable income in 1995 will be offset by tax net operating loss carryforwards that totaled $46.6 million at December 31, 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Financial Statements and quarterly financial data are included in this Annual Report on Form 10-K, as indicated in the index on page 30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

During 1994, the company changed independent accountants. The change was previously reported on the company's Current Reports on Form 8-K dated July 19, 1994, as amended, and August 15, 1994, and are hereby incorporated by reference.

CONSOLIDATED STATEMENTS OF OPERATIONS
Cobra Electronics Corporation

Years Ended December 31 (in thousands,
  except per share amounts)                    1994        1993        1992
- - ------------------------------------------ ----------- ----------- -----------
Net sales................................. $  82,131   $  98,844   $ 117,733
Cost of sales.............................    67,665      84,941     102,788
                                           ----------- ----------- -----------
  Gross profit............................    14,466      13,903      14,945

Selling, general and administrative
  expense.................................    14,602      15,741      19,433
Restructuring costs.......................       ---       1,076         ---
Write-off of excess of cost over net
  assets of businesses acquired...........       ---         ---       1,195
                                           ----------- ----------- -----------
  Operating loss..........................      (136)     (2,914)     (5,683)

Other expense:
  Interest expense........................    (1,057)     (1,258)     (1,312)
  Other, net..............................      (322)       (220)     (1,684)
                                           ----------- ----------- -----------
Loss before income taxes and cumulative
  effect of a change in accounting
  principle...............................    (1,515)     (4,392)     (8,679)
Income taxes..............................       ---         ---         ---
                                           ----------- ----------- -----------
Loss before cumulative effect of a
  change in accounting principle..........    (1,515)     (4,392)     (8,679)
Cumulative effect of a change in
  accounting principle....................       ---         ---        (835)
                                           ----------- ----------- -----------
Net loss.................................. $  (1,515)  $  (4,392)  $  (9,514)
                                           =========== =========== ===========

Loss per common share:
  Loss before cumulative effect of a
    change in accounting principle........ $   (0.24)  $   (0.70)  $   (1.39)
  Cumulative effect of a change in
    accounting principle..................       ---         ---       (0.13)
                                           ----------- ----------- -----------
  Net loss................................ $   (0.24)  $   (0.70)  $   (1.52)
                                           =========== =========== ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
Cobra Electronics Corporation

At December 31 (dollars in thousands)                      1994       1993
- - ------------------------------------------------------ ----------- -----------
ASSETS:

Current assets:
  Cash................................................ $     197   $     176
  Receivables, less allowance for doubtful
    accounts of $638 in 1994 and $795 in 1993.........    10,280      15,657
  Inventories, primarily finished goods...............    15,627      16,128
  Other current assets................................     1,399       2,112
                                                       ----------- -----------
  Total current assets................................    27,503      34,073
                                                       ----------- -----------
Property, plant and equipment, at cost:

  Land................................................       593         593
  Building and improvements...........................     6,848       6,815
  Tooling and equipment...............................    13,837      12,717
                                                       ----------- -----------
                                                          21,278      20,125
  Accumulated depreciation and amortization...........   (14,294)    (12,738)
                                                       ----------- -----------
  Net property, plant and equipment...................     6,984       7,387
                                                       ----------- -----------
Other assets..........................................     5,855       4,929
                                                       ----------- -----------
Total assets.......................................... $  40,342   $  46,389
                                                       =========== ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
Cobra Electronics Corporation

At December 31 (dollars in thousands)                      1994       1993
- - ------------------------------------------------------ ----------- -----------
LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
  Accounts payable.................................... $   3,422   $   3,451
  Accrued salaries and commissions....................     1,846       2,043
  Accrued advertising and sales promotion costs.......       791       1,000
  Accrued product warranty costs......................     2,073       3,421
  Other accrued liabilities...........................     1,320       1,825
  Short-term debt.....................................    11,461      13,689
                                                       ----------- -----------
Total current liabilities.............................    20,913      25,429
                                                       ----------- -----------
Shareholders' equity:
  Preferred stock, $1 par value, shares
    authorized-1,000,000; none issued.................       ---        ---
  Common stock, $.33 1/3 par value, 12,000,000
    shares authorized, 7,039,100 issued and
    6,226,648 outstanding for both 1994 and 1993......     2,345       2,345
  Paid-in capital.....................................    22,118      22,118
  Retained earnings...................................     2,124       3,639
                                                       ----------- -----------
                                                          26,587      28,102
  Treasury stock, at cost (812,452 shares)............    (5,545)     (5,545)
  Note receivable from officer's exercise
    of stock options..................................    (1,613)     (1,597)
                                                       ----------- -----------
Total shareholders' equity............................    19,429      20,960
                                                       ----------- -----------
                                                       ----------- -----------
Total liabilities and shareholders' equity............ $  40,342   $  46,389
                                                       =========== ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Cobra Electronics Corporation

Years Ended December 31 (in thousands)              1994      1993     1992
- - ------------------------------------------------ --------- --------- ---------
Cash flows from operating activities:
  Loss from operations before cumulative effect
    of a change in accounting principle......... $ (1,515) $(4,392)  $ (8,679)
  Adjustments to reconcile loss from operations
    before cumulative effect of a change in
    accounting principle to net cash provided
    by operating activities:

    Depreciation and amortization...............    2,287     1,741     1,833
    Write-off of excess of cost over net assets
      of businesses acquired....................      ---       ---     1,195
    Changes in assets and liabilities:
      Receivables...............................    5,377     3,812     2,948
      Inventories...............................      501     2,274     9,728
      Other current assets......................       72      (307)   (1,616)
      Other assets..............................     (694)      326    (1,434)
      Accounts payable..........................      (29)     (522)      778
      Accrued liabilities.......................   (2,259)   (1,052)   (3,635)
                                                 --------- --------- ---------
  Net cash provided by operating activities.....    3,740     1,880     1,118
                                                 --------- --------- ---------
Cash flows from investing activities:

  Capital expenditures..........................   (1,160)   (1,481)     (783)
  Proceeds from sale of division................      ---       867       ---
  Proceeds from note on sale of division........      ---       ---       300
  Net cash used for discontinued operation......     (315)     (174)     (912)
                                                 --------- --------- ---------
  Net cash used for investing activities........   (1,475)     (788)   (1,395)
                                                 --------- --------- ---------
Cash flows from financing activities:
  Net borrowings (repayments) under a line-of-
    credit agreement............................   (2,228)   (1,349)      703
  Treasury stock activity, net..................      ---       ---        25
  Transactions related to exercise of
    options, net................................      (16)     (125)     (116)
                                                 --------- --------- ---------
Net cash provided by (used for) financing
  activities....................................   (2,244)   (1,474)      612
                                                 --------- --------- ---------
Net increase (decrease) in cash.................       21      (382)      335
Cash at beginning of year.......................      176       558       223
                                                 --------- --------- ---------
Cash at end of year............................. $    197  $    176  $    558
                                                 ========= ========= =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Cobra Electronics Corporation


                                                                     Note
Three Years Ended                                                    Rec. for
December 31, 1994               Common   Paid-In  Retained  Treasury Options
(dollars in thousands)          Stock    Capital  Earnings  Stock    Exercised
- - ------------------------------ -------- --------- --------- -------- ---------
Balance - December 31, 1991... $ 2,345  $ 22,126  $ 17,545  $ 5,578  $  1,356
  Net loss....................     ---       ---    (9,514)     ---       ---
  Issuance of Treasury
    Shares (6,469 shares).....     ---        (8)      ---      (33)      ---
  Note receivable interest....     ---       ---       ---      ---       116
                               -------- --------- --------- -------- ---------
Balance - December 31, 1992...   2,345    22,118     8,031    5,545     1,472
  Net loss....................     ---       ---    (4,392)     ---       ---
  Note receivable interest....     ---       ---       ---      ---       125
                               -------- --------- --------- -------- ---------
Balance - December 31, 1993...   2,345    22,118     3,639    5,545     1,597
  Net loss....................     ---       ---    (1,515)     ---       ---
  Note receivable interest....     ---       ---       ---      ---        16
                               -------- --------- --------- -------- ---------
Balance - December 31, 1994... $ 2,345  $ 22,118  $  2,124   $ 5,545 $  1,613
                               ======== ========= ========= ======== =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cobra Electronics Corporation


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS -- The company designs and markets consumer electronics products, a majority of which are purchased from overseas suppliers. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. The company believes that it maintains strong relationships with its current suppliers and, if necessary, other suppliers could be found. Production delays or a change in suppliers, however, could cause a delay in obtaining inventories and a possible loss of sales, which could adversely affect operating results.

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the company.

INVENTORIES -- Inventories are recorded at the lower of cost, on a first-in, first-out basis, or market.

DEPRECIATION -- Depreciation of buildings, improvements, tooling and equipment is computed using the straight-line method and the following estimated useful lives:

<CAPTION)
Classification                  Life
- - -------------------------    ----------
Buildings................      30 years
Building improvements....      20 years
Motor vehicles...........       3 years
Equipment................    5-10 years
Tools, dies and molds....       2 years

RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT EXPENDITURES -- Research, engineering and product development expenditures are expensed as incurred and amounted to $1.1 million in 1994, $1.0 million in 1993 and $1.4 million in 1992.

EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED -- In 1992, because of the decision to de-emphasize the Lloyd's and Marantz brand names, the remaining unamortized excess of cost over net assets of these businesses was charged against income.

REVENUE RECOGNITION -- Revenue from the sale of goods is recognized at the time of shipment. Obligations for sales returns and allowances and product warranties are recognized on an accrual basis.

INCOME TAXES -- Income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements or tax returns at different amounts. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 also requires a valuation allowance when it is more likely than not that all or some of the deferred tax asset will not be realized.

Effective January 1, 1992, the company changed its accounting for income taxes by adopting prospectively SFAS No. 109. Income taxes were previously accounted for under Accounting Principles Board Opinion No. 11. This resulted in a cumulative effect of a change in accounting principle which increased the 1992 net loss by $835,000.

RECLASSIFICATIONS -- Certain reclassifications have been made to the 1993 and 1992 consolidated financial statements to conform to the 1994 classifications.

(2) TAXES ON INCOME

Deferred tax assets (liabilities) by component, at December 31, 1994 and 1993 were:

(in thousands)                                      12/31/94    12/31/93
- - ------------------------------------------------   ----------  ----------
Net operating loss carryforwards................   $  20,228   $ 18,535
Investment tax credit carryforwards.............       1,938      1,938
Alternative minimum tax credit carryforwards....         885        885
Tax lease income................................     (11,028)   (11,482)
Receivable reserves.............................         148        258
Warranty reserves...............................         803      1,366
Inventory reserves..............................         649        841
Accrued promotion expenses......................         584        574
Sales related reserves..........................         617        642
Compensation reserves...........................         624        668
Other, net......................................         223        (69)
                                                   ----------  ----------
Net deferred tax assets.........................      15,671     14,156
Valuation allowance.............................     (15,671)   (14,156)
                                                   ----------  ----------
Net deferred tax assets after allowance.........   $     ---    $   ---
                                                   ==========  ==========

The tax lease income resulted from several 1983 tax lease agreements to acquire tax benefits under the provisions of the Economic Recovery Tax Act of 1981. The total cash price paid by the company was $12.4 million. The economic value of these leases was not impaired by the Tax Reform Act of 1986. The company realized temporary tax savings from accelerated depreciation and permanent tax savings from credits associated with the leases, subject to statutory limitations. These savings offset current taxes payable which would otherwise have been due on income from normal operations.

The statutory Federal income tax rates are reconciled to the effective income tax rates as follows:

Description                                        1994     1993    1992
- - -----------------------------------------------   ------   ------  ------
Statutory Federal income tax rate..............    34.0%    34.0%   34.0%
State taxes, net of Federal income tax
   benefits....................................     4.7      4.8     4.8
Losses for which no tax benefit was recorded...   (38.7)   (38.5)  (28.5)
Write-off of excess of cost over net assets
   of businesses acquired......................     ---      ---    (7.3)
Foreign subsidiary wind down costs.............     ---      ---    (2.0)
Other, net.....................................     ---     (0.3)   (1.0)
                                                  ------   ------  ------
Effective tax rate.............................     ---%     ---%    ---%
                                                  ======   ======  ======

At December 31, 1994, the company has net operating loss carryforwards available to offset future taxable income, and both investment tax credit and alternative minimum tax credit carryforwards to offset future income tax payments. The alternative minimum tax credit carryforwards, amounting to $885,000, do not expire.

The net operating loss and investment tax credit carryforwards expire as follows (in thousands):

Year of  Expiration          NOL         ITC
- - -----------------------   ---------   ---------
1995...................   $  2,525    $   ---
1996...................      6,918        ---
1997...................      1,089        ---
1998...................      1,378       1,804
1999...................      1,827         112
2000...................      7,536          22
2002...................        183        ---
2006...................      5,762        ---
2007...................      8,343        ---
2008...................      9,997        ---
2009...................      1,022        ---
                          ---------   ---------
Total..................   $ 46,580    $  1,938
                          =========   =========

(3) FINANCING ARRANGEMENTS

At December 31, 1994, the company had a $30 million secured credit facility that included a fixed term loan of $2.6 million. In January, 1995, the agreement for this credit facility was extended to January 10, 1997. Borrowings and letters of credit issued under this agreement are collateralized by the company's assets, and usage of the non-term loan portion is limited to certain percentages of accounts receivable and inventory balances. The fixed term loan, which was increased to $3.7 million at the time of the credit agreement's extension, is secured by the company's buildings and equipment and requires both monthly principal payments of $43,000 and a balloon payment of $2.6 million due when the agreement expires.

The credit agreement specifies that the company may not pay cash dividends and contains a material adverse change clause, which, under certain circumstances, can accelerate the payment of the debt. Because of this clause, and the company's recent history of losses, the company classified the debt as short-term for financial reporting purposes. The company does not believe a material adverse change is likely and does not believe that repayment of the debt will be accelerated.

Maximum borrowings outstanding at any month-end were $13.3 million, $17.0 million and $17.6 million in 1994, 1993 and 1992, respectively. Aggregate average borrowings outstanding were $11.3 million, $15.5 million and $16.2 million during 1994, 1993 and 1992, respectively, with weighted average interest rates thereon of 9.4%, 8.1% and 8.1%, respectively. The maximum value of letters of credit outstanding at any month-end were $7.1 million, $11.8 million and $11.8 million in 1994, 1993 and 1992, respectively. At December 31, 1994, the company had approximately $3 million of unused credit line.

During 1994, 1993 and 1992, the company made interest payments of $1.1 million, $1.3 million and $1.2 million, respectively.

4) LEASE TRANSACTIONS

The company leases facilities and equipment under noncancellable operating leases with remaining terms of one year or less. The terms of these agreements provide that the company pay certain operating expenses. Some of these lease agreements also provide the company with the option to purchase the related assets at the end of the respective initial lease terms. Rental expense for these operating leases for 1994, 1993 and 1992 was $215,000, $256,000 and $360,000, respectively.

At December 31, 1994, the future minimum lease payments under operating leases for continuing and discontinued operations, excluding $96,000 minimum rentals under a noncancellable sublease, are $412,000 for 1995.

5) SHAREHOLDERS' EQUITY

PREFERRED STOCK -- Preferred stock is issuable from time to time in one or more series, which series may have such voting powers, and such designations, preferences, and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue of such stock adopted by the Board of Directors. No preferred stock has been issued.

EARNINGS PER SHARE -- Earnings per share are calculated using the treasury stock method and giving effect to common share equivalents. Weighted average common shares outstanding used in the calculation were 6,226,648 in 1994, 6,229,813 in 1993, and 6,246,919 in 1992.

(6) STOCK OPTION PLANS

The company has five Stock Option Plans--1988, 1987, 1986, 1985 and 1981 ("the Plans"). A summary of certain provisions and amounts related to the Plans follows:

                                                           1988     1987     1986      1985      1981

                                                           Plan     Plan     Plan      Plan      Plan
- - -------------------------------------------------------  -------- --------  --------  --------  --------
Authorized, unissued shares available for grant........   500,000  150,000   225,000   525,000   368,963
Nonqualified options granted at not less than
   80% of fair value at date of grant..................      x        x         x         x
Incentive stock options granted at 100% of
   fair value at date of grant.........................      x        x         x         x         x
Shares exercisable at December 31, 1994................   281,800   8,875    66,500    14,875    83,000

Activity under the Plans is summarized as follows:

CAPTION>
                                    Shares        Shares
                                   Available       Under     Option Price
                                   For Grant      Option       Per Share
- - ------------------------------    -----------   -----------  --------------
December 31, 1991.............      436,750       762,625    $3.625--$5.500
  Grants......................      (63,000)       63,000    $3.250--$4.875
  Exercises...................         ---         (6,469)   $3.875
  Cancellations and
    Expirations...............      135,000      (197,906)   $3.375--$3.875
- - ------------------------------    -----------  -----------   --------------
December 31, 1992.............      508,750       621,250    $3.250--$5.500
  Grants......................     (204,500)      204,500    $2.250--$3.000
  Cancellations and
    Expirations...............      110,750      (141,750)   $3.000--$5.500
- - ------------------------------    -----------  -----------   --------------
December 31, 1993.............      415,000       684,000    $2.250--$4.875
  Grants......................     (428,986)      428,986    $2.250--$2.875
  Cancellations and
    Expirations...............       61,000       (74,000)   $2.500--$4.125
- - ------------------------------    -----------  -----------   --------------
December 31, 1994.............       47,014     1,038,986    $2.250--$4.875
- - ------------------------------    -----------  -----------   --------------

Under the terms of the Plans, the consideration received by the company upon exercise of the options may be paid in cash or by the surrender and delivery to the company of shares of its common stock, or by a combination thereof. The optionee is credited with the fair market value of any stock surrendered and delivered as of the exercise date.

Options granted under the 1985 nonqualified plan may include provisions that are similar to stock appreciation rights in that they entitle the holder to additional compensation at the date of exercise or, if later, at the date when the exercise transaction becomes taxable. The anticipated cost is recognized over the vesting period of the options, which ranges from one to five years. Currently there are no options outstanding that include these provisions.

(7) RETIREMENT BENEFITS

The only qualified retirement plan for employees is the Cobra Electronics Corporation Profit Sharing and 401(k) Incentive Savings Plan (the "Plan"). The company may make a discretionary annual profit sharing contribution that is allocated among accounts of persons employed by the company for more than one year, prorated based on the compensation paid to such persons during the year. In 1992, the company made a profit sharing contribution to the Plan of approximately $277,000. There were no profit sharing contributions in 1994 or 1993.

Deferred compensation of $1.6 million and $1.5 million is included in the balances of accrued salaries and commissions at December 31, 1994 and 1993, respectively. Deferred compensation obligations arise pursuant to outstanding key executive employment agreements.

(8) RELATED PARTY TRANSACTIONS

During 1993, the company sold the assets of its Professional Products Group to its division president, who was an officer of the company. The purchase price, which exceeded the net book value of the assets sold, amounted to $1.3 million and consisted of $867,000 of cash and the assumption of $393,000 in liabilities.

During 1990, pursuant to an employment agreement, the company lent an officer $1.25 million for the exercise of options on 375,000 shares of common stock. The officer signed a promissory note with recourse, which is secured by the related shares. The promissory note was amended during 1994 to extend the due date to December 30, 1997 and to change the interest rate to the appropriate Applicable Federal Rate, to be adjusted monthly. The interest rate was retroactively changed to conform the promissory note to the variable interest rate specified in the employment agreement. The amount of the note is shown as a reduction of shareholders' equity. From the inception of the loan through December 31, 1994, accrued interest of $362,804 has been added to the loan balance reflecting an average interest rate of 6.6%.

(9) COMMITMENTS

At December 31, 1994 and 1993, the company had outstanding inventory purchase orders committed with suppliers totaling approximately $23.2 million and $20.1 million, respectively.

(10) RESTRUCTURING COSTS

During the second quarter of 1993, the company recorded a one-time charge of $1.1 million to cover the estimated costs of a restructuring program. Approximately 40% of the charge was for severance and termination costs related to a significant downsizing of the company's workforce, which was carried out during the third quarter of 1993. The remaining portion of the restructuring charge was to cover additional one-time costs to be incurred as a result of the lower staffing levels. As of December 31, 1993, all restructuring costs had been incurred.

(11) INDUSTRY SEGMENT INFORMATION

The company operates in only one business segment--consumer electronics. Excluding company-owned tooling at suppliers with a net book value of $1.1 million at December 31, 1994, assets located outside the United States not material. Foreign sales were $11.7 million, $9.3 million and $6.3 million in 1994, 1993 and 1992, respectively. For 1994, sales to one customer totaled 10.2% of consolidated net sales. There were no sales in excess of 10% of consolidated net sales to a single customer or a group of entities under common control for either 1993 or 1992. The company does not believe that the loss of any one customer would have a material adverse effect on its business.

(12) ADVERTISING BARTER CREDITS

During 1992, the company received $3.8 million of advertising credits in exchange for certain discontinued products. These credits can be used to reduce the cost of a variety of media services (by 40 to 50 percent) prior to their expiration in December 1998. The company has developed marketing plans to utilize these credits and is also exploring opportunities to exchange a portion of the credits for various goods and services used by the company as well as the outright sale of the credits to third parties. In 1994, the company recorded a charge of $300,000 to reduce the credits to their estimated net realizable value. Although realization is not assured, management believes that all of the recorded credits will be utilized or sold prior to their expiration. The net book value of these credits at December 31, 1994 and 1993 was $2.8 million and $3.2 million, respectively. The noncurrent portion of advertising barter credits included in other assets was $2.1 million and $2.2 million at December 31, 1994 and 1993, respectively.

(13) OTHER ASSETS

In addition to the advertising barter credits, other assets at December 31, 1994 and 1993 included the cash value on officer life insurance policies of $2.5 million and $2.3 million, respectively. The cash value of officer life insurance policies is pledged as collateral for the company's secured lending agreement and is maintained to fund deferred compensation obligations
(see Notes 3 and 7).

Quarterly Financial Data (Unaudited)
(In thousands, except per share amounts)

                                                                     Quarter Ended
                 ---------------------------------------------------------------------------------- --------
                                       March 31               June 30              September 30      December 31
                                --------------------- ---------------------  ---------------------  ---------------------
                                   1994       1993        1994      1993        1994       1993        1994      1993
                                ---------- ----------  ---------- ----------  ---------- ---------- ---------- ----------
Net sales.......................$  18,481  $  18,841   $  21,132  $  23,816   $  21,823  $  29,592   $ 20,695  $  26,595

Cost of sales...................   14,890     16,278      17,480     21,371      17,755     24,386     17,540     22,906

Gross profit....................    3,591      2,563       3,652      2,445       4,068      5,206      3,155      3,689

Selling, general and
  administrative expense........    3,167      4,328       3,448      4,365       4,348      4,098      3,639      2,950

Restructuring costs.............     ---        ---         ---       1,076        ---        ---        ---        ---

Operating income (loss).........      424     (1,765)        204     (2,996)       (280)     1,108       (484)       739

Net income (loss)...............      102     (2,142)         54     (3,299)       (696)       676       (975)       373

Net income (loss) per share.....     0.02      (0.34)       0.01      (0.53)      (0.11)      0.11      (0.16)      0.06

Weighted average shares
  outstanding ..................    6,232      6,228       6,236      6,227       6,241      6,227      6,227      6,235

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Board of Directors and Shareholders of Cobra Electronics Corporation:

We have audited the accompanying consolidated balance sheet of Cobra Electronics Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedules for the year ended December 31, 1994 listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. The financial statements and financial statement schedules of the company for the years ended December 31, 1993 and 1992 were audited by other auditors whose report, dated March 7, 1994, expressed an unqualified opinion on those statements and included an explanatory paragraph with respect to the change in accounting for income taxes in 1992.

We conducted our audit in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1994 consolidated financial statements present fairly, in all material respects, the financial position of Cobra Electronics Corporation and subsidiaries at December 31, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such 1994 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein. The 1993 and 1992 financial statement schedules were subjected to auditing procedures by other auditors whose report dated March 7, 1994, referred to above, stated that such schedules fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 2, 1995

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Shareholders and Board of Directors of Cobra Electronics Corporation:

We have audited the accompanying consolidated balance sheets of Cobra Electronics Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended.
These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cobra Electronics Corporation and Subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 2 to the consolidated financial statements, effective January 1, 1992, the company changed its method of accounting for income taxes.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois,
March 7, 1994

                                   PART III
                                   --------


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


The executive officers of the Registrant are as follows:

Name, Age and             Has Held Present  Prior Business Experience
Present Position          Position Since    in Past Five Years
- - ------------------------  ----------------  --------------------------------
Carl Korn, 73,               Nov. 1961
Chairman<F1>

Jerry Kalov, 59,             Aug. 1986      In 1991, assumed duties of
President and                               President, Cobra Electronics
Chief Executive                             Group
Officer<F1>

Stephen M. Yanklowitz,       Sep. 1994      Executive Vice President,
50, Chief Operating                         Western Publishing Co., Racine,
Officer                                     Wisconsin, 1993 to 1994;
                                            President and Chief Operating
                                            Officer, Lenox Collections, a
                                            division of Lenox, Inc., a
                                            wholly owned subsidiary of
                                            Brown-Forman, Langhorne,
                                            Pennsylvania, 1989 to 1992.

Gerald M. Laures, 47,        Mar. 1994      Corporate Secretary, July 1989
Vice President - Finance                    to present; Corporate Controller
and Corporate Secretary<F1>                 June 1988 to March 1994.

<F1> Is also a director.

ITEM 11.  EXECUTIVE COMPENSATION

Information in response to this item will be set forth in a definitive proxy statement to be filed by the company pursuant to Regulation 14A within 120 days after the close of the company's 1994 fiscal year, and such information, other than the information required by Item 402(k) ("Board Compensation Committee Report on Executive Compensation") and Item 402(l) ("Performance Graph") under Regulation S-K adopted by the Securities and Exchange Commission, is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information in response to this item will be set forth in a definitive proxy statement to be filed by the company pursuant to Regulation 14A within 120 days after the close of the company's 1994 fiscal year, and such information is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item will be set forth in a definitive proxy statement to be filed by the company pursuant to Regulation 14A within 120 days after the close of the company's 1994 fiscal year, and such information is hereby incorporated by reference.

                                   PART IV
                                   -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             Index to Consolidated Financial Statements and Schedules
             --------------------------------------------------------

                                                                     Page or
                                                                     Schedule
Description                                                          Number

- - ----------------------------------------------------------           --------
[a] 1. Consolidated Statements of Income for the three years
          ended December 31, 1994, 1993 and 1992.................       13

       Consolidated Balance Sheets as of December 31, 1994
          and 1993...............................................     14-15

       Consolidated Statements of Cash Flows for the three years
          ended December 31, 1994, 1993 and 1992.................       16

       Consolidated Statements of Shareholders' Equity for the
          three years ended December 31, 1994, 1993 and 1992.....       17

       Notes to Consolidated Financial Statements................     18-24

       Quarterly Financial Data..................................       25

       Independent Auditors' Reports.............................     26-27

[a] 2. Schedule:

       Valuation and Qualifying Accounts - 1994, 1993 and 1992...       31

       All other financial schedules have been omitted because the required information is contained in the consoli-dated financial statements and notes thereto, or such information is not applicable.

[a] 3. Exhibits:

       See Index to Exhibits on pages 33 through 35

[b]    Current Reports on Form 8-K:

       During the three months ended December 31, 1994, there were no Form 8-K's filed.

Schedule II

                        COBRA ELECTRONICS CORPORATION
                      VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                               (in thousands)
                 -------------------------------------------

                                     Balance at    Additions    Deductions                    Balance at
                                      beginning    charged to      from                         end of
                                      of period     expense     reserves      Other,net        period
                                     ----------    ----------   ----------    ----------     ----------
1994
- - ----------------------------------
Allowance for doubtful accounts...   $    795      $    (13)    $   (144)<F2>   $    ---       $    638

Reserves for disposal of
  discontinued operation..........   $    776       $    ---    $   (275)      $    ---       $    501

Advertising barter credit
  valuation allowance.............   $    415       $    300    $    ---       $    ---       $    715

Tax valuation allowance...........   $ 14,156       $    ---    $    ---       $  1,515<F3>  $ 15,671

1993
- - ----------------------------------
Allowance for doubtful accounts...   $  4,235       $    269    $ (3,709)<F2>  $    ---       $    795

Reserves for disposal of
  discontinued operation..........   $    856       $    ---    $    (80)      $    ---       $     776

Advertising barter credit
  valuation allowance.............   $    415       $    ---    $    ---       $    ---       $     415

Tax valuation allowance...........   $ 11,570       $    ---    $    ---       $  2,586<F3>   $ 14,156

1992
- - ----------------------------------
Allowance for doubtful accounts...   $  4,262<F1>   $    532    $   (559)<F2>  $    ---       $  4,235

Reserves for disposal of
  discontinued operation..........   $  1,627       $    ---    $   (771)      $    ---       $    856

Advertising barter credit
  valuation allowance.............   $    415       $    ---    $    ---       $    ---       $    415

Tax valuation allowance...........   $  9,369       $    835    $    ---       $  1,366<F3>   $ 11,570

<F1>
A significant portion of this reserve is in other assets.
<F2>
Uncollectible accounts written off.
<F3>
Increase in allowance to offset additional net operating loss carryforwards generated during the year and the inability of the company to realize certain tax assets because of its operating loss.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15 (d) of the ecurities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COBRA ELECTRONICS CORPORATION

                                           By Gerald M. Laures
                                              ----------------
                                              Vice President-Finance,
                                              and Corporate Secretary


Dated:  March 28, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.

Carl Korn               Director and Chairman of the Board
- - ---------------------
Carl Korn

Jerry Kalov             Director, President and Chief Executive Officer
- - ---------------------      (Principal Executive Officer)
Jerry Kalov

William P. Carmichael   Director
- - ---------------------
William P. Carmichael

Samuel B. Horberg       Director
- - ---------------------
Samuel B. Horberg

Gerald M. Laures        Director, Vice President-Finance and Corporate
- - ---------------------      Secretary (Principal Financial and Accounting
Gerald M. Laures           Officer)

Harold D. Schwartz      Director
- - ---------------------
Harold D. Schwartz

                              INDEX TO EXHIBITS
                              -----------------

Exhibit
Number                     Description of Document
- - -------  ------------------------------------------------------------------
3(i)(a) Articles of Incorporation, as amended February 23, 1990--Filed as exhibit No. 3-1 to the Registrant's Form 10-K for the year ended December 31, 1990 (File No. 0-511), hereby incorporated by reference.

3(i)(b) Certificate of Ownership and Merger, filed with the Secretary of State of Delaware on March 29, 1993--Filed as exhibit No. 3-2 to the Registrant's Form 10-K for the year ended December 31, 1992 (File No. 0-511), hereby incorporated by reference.

3(ii) Bylaws, as amended December 6, 1983--Filed as exhibit No. 3-2 to the Registrant's Form 10-K for the year ended December 31, 1990 (File No. 0-511), hereby incorporated by reference.

10-1<F2> 1981 Nonqualified and Incentive Stock Option Plan--Filed as exhibit No. 10-1 to the Registrant's Form 10-K for the year ended December 31, 1992 (File No. 0-511), hereby incorporated by reference.

10-2<F2> Amendment No. 1 to 1981 Nonqualified and Incentive Stock Option Plan--Filed as exhibit No. 10-2 to the Registrant's Form 10-K for the year ended December 31, 1992 (File No. 0-511), hereby incorporated by reference.

10-3<F2> 1985 Key Employees Nonqualified Stock Option Plan--Filed as exhibit No. 10-6 to the Registrant's Form 10-K for the year ended December 31, 1985 (File No. 0-511), hereby incorporated by reference.

10-4<F2> Key Executive Employment Agreement dated as of January 1, 1988-- Filed as exhibit No. 10-15 to the Registrant's Form 10-K for the year ended December 31, 1987 (File No. 0-511), hereby incorporated by reference.

10-5<F2> 1986 Key Employees Nonqualified and Incentive Stock Option Plan-- Filed as exhibit No. 10-6 to the Registrant's Form 10-K for the year ended December 31, 1990 (File No. 0-511), hereby incorporated by reference.

10-6<F2> 1987 Key Employees Nonqualified and Incentive Stock Option Plan-- Filed as exhibit No. 10-7 to the Registrant's Form 10-K for the year ended December 31, 1990 (File No. 0-511), hereby incorporated by reference.

10-7<F2> 1988 Key Employees Nonqualified and Incentive Stock Option Plan-- Filed as exhibit No. 10-8 to the Registrant's Form 10-K for the year ended December 31, 1990 (File No. 0-511), hereby incorporated by reference.

10-8 Lease Agreement dated August 16, 1989 between Registrant and CMD Midwest Eight Limited Partnership for Aurora, Illinois facility-- Filed as exhibit No. 10-9 to the Registrant's Form 10-K for the year ended December 31, 1990 (File No. 0-511), hereby incorporated by reference.

10-9<F2> Key Executive Pledge Agreement and Term Loan Promissory Note dated December 31, 1990--Filed as exhibit No. 10-12 to the Registrant's Form 10-K for the year ended December 31, 1990 (File No. 0-511), hereby incorporated by reference.

10-10 Sublease Agreement dated December 1, 1992 between Registrant and Petcare Plus, Inc. for Aurora, Illinois facility--Filed as exhibit No. 10-16 to the Registrant's Form 10-K for the year ended December 31, 1992 (File No. 0-511), hereby incorporated by reference.

10-11 Lease Agreement dated October 15, 1987, including Amendment Numbers 1, 2 and 3, between Registrant and Maxtec International Corp. for approximately 85% of the Registrant's building located at 6460 West Cortland Street, Chicago, IL--Filed as exhibit No. 10-17 to the Registrant's Form 10-K for the year ended December 31, 1992 (File No. 0-511), hereby incorporated by reference.

10-12 Loan and Security Agreement dated November 12, 1992, including Amendment No. 1, by and between the Registrant and Congress Financial Corporation (Central)--Filed as exhibit No. 10-18 to the Registrant's Form 10-K for the year ended December 31, 1992 (File No. 0-511), hereby incorporated by reference.

10-13<F2> Deferred Compensation Plan dated as of December 23, 1992--Filed as exhibit No. 10-19 to the Registrant's Form 10-K for the year ended December 31, 1992 (File No. 0-511), hereby incorporated by reference.

10-14 Asset Purchase Agreement between Registrant and Superscope Technologies, Inc. dated as of September 30, 1993--Filed as exhibit No. 10-18 to the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 0-511), hereby incorporated by reference.

10-15 Omnibus Amendment To All Loan Documents between Registrant and Congress Financial Corporation (Central) dated as of March 29, 1993--Filed as exhibit No. 10-19 to the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 0-511), hereby incorporated by reference.

10-16 Amendment No. 3 to the Loan and Security Agreement between Registrant and Congress Financial Corporation (Central)dated as of August 17, 1993--Filed as exhibit No. 10-20 to the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 0-511), hereby incorporated by reference.

10-17 Amendment No. 4 to the Loan and Security Agreement between Registrant and Congress Financial Corporation (Central) dated as of December 29, 1993--Filed as exhibit No. 10-21 to the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 0-511), hereby incorporated by reference.

10-18 Amendment No. 5 to the Loan and Security Agreement between Registrant and Congress Financial Corporation (Central) dated as of February 25, 1994--Filed as exhibit No. 10-22 to the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 0-511), hereby incorporated by reference.

10-17<F1> Amendment No. 6 to the Loan and Security Agreement between
          Registrant and Congress Financial Corporation (Central) dated as of November 23, 1994.

10-18<F1> Amendment No. 7 to the Loan and Security Agreement between
          Registrant and Congress Financial Corporation (Central) dated as of December 14, 1994.

10-19<F1> Amendment No. 8 to the Loan and Security Agreement between
          Registrant and Congress Financial Corporation (Central) dated as of January 20, 1995.

10-20<F1> Executive Employment Agreement dated as of September 23, 1994.
     <F2>

10-21<F1> Amendment to the Key Executive Employment Agreement dated as of
     <F2> December 15, 1994.

10-22<F1> Amended and Restated Term Loan Promissory Note dated as of
     <F2> December 15, 1994.

21<F1>    Subsidiaries of the Registrant.

23<F1>    Consents of Deloitte & Touche LLP, and Arthur Andersen LLP.

27<F1>    Financial data schedule required under Article 5 of Regulation
          S-X.

[FN]
<F1>
Filed herewith.
<F2>
Executive compensation plan or arrangement.
[/FN]

EXHIBIT 10.17
                AMENDMENT NO. 6 TO LOAN AGREEMENT


     THIS AMENDMENT NO. 6 TO LOAN AGREEMENT ("Amendment"), dated as of November 23, 1994 is entered into between COBRA ELECTRONICS CORPORATION (f/k/a Dynascan Corporation), a Delaware corporation ("Debtor"), and CONGRESS FINANCIAL CORPORATION (CENTRAL) ("Congress"). The capitalized terms used herein without definition shall have the respective meanings assigned thereto in the Loan Agreement (as defined below).

                      W I T N E S S E T H:

     WHEREAS, the parties hereto are parties to that certain Loan and Security Agreement dated as of November 12, 1992 as amended by Amendment
No. 1 to Loan Agreement dated as of January 13, 1993, Omnibus Amendment to All Loan Documents dated as of March 29, 1993, Amendment No. 3 to Loan Agreement dated as of August 17, 1993, Amendment No. 4 to Loan Agreement dated as of December 29, 1993, and Amendment No. 5 to Loan Agreement dated as of February 25, 1994 (collectively, the "Existing Agreement" and as amended by this Amendment, the "Loan Agreement") and certain other agreements and documents executed or delivered in connection therewith.

     Capitalized terms used herein without definition shall have the meanings ascribed to such terms in the Loan Agreement.

     WHEREAS, Debtor and Congress desire to amend the Existing Agreement to permit issuance of Post-Termination Letters of Credit and to grant to Congress a security interest in and lien upon certain Cash Collateral to be held in the Cash Collateral Account to secure Debtor's Letter of Credit Outstandings.

     NOW, THEREFORE, in consideration of the premises, the mutual covenants herein contained and other good and valuable consideration (the receipt, adequacy and sufficiency of which are hereby acknowledged), the parties hereto, intending legally to be bound, hereby agree as follows:

     1.   Amendment to Existing Agreement.

     1.1 The following terms are inserted into Section 1 of the Existing Agreement in the appropriate place in alphabetical order.

     "Cancellation Request" shall have the meaning set forth in
     Section 4A.2 hereof.

     "Cash Collateral" shall have the meaning set forth in Section
     4A.2 hereof.

     "Cash Collateral Account" shall have the meaning set forth in
     Section 4A.2 hereof.

     "Interest Termination Event" shall have the meaning set forth in Section 4A.3 hereof.

     "Post Termination Letter(s) of Credit" shall mean any Letter(s) of Credit issued for the account of the Debtor at the sole discretion of Congress having a final expiry date occurring on or after January 11, 1995 including any replacements, renewals, extensions or modifications thereof.

     1.2 The definition of "Letters of Credit" in Section 1.1 of the Existing Agreement is amended and restated in its entirety as follows:

     "Letter of Credit" shall mean any guarantees of Congress or letters of credit (standby or commercial) which are now or at any time hereafter guaranteed, issued or caused to be issued by Congress, in either case at the request of and for the account of Debtor and which have not expired or been rescinded, revoked or terminated.

     1.3 The definition of "In-Transit Inventory" in Section 1.1 of the Existing Agreement is amended and restated in its entirety as follows:

     "In-Transit Inventory" shall mean fist quality finished electronics goods held for sale or resale in the ordinary course of Debtor's business which are (a) evidenced by a Qualifying Bill of Lading and currently in-transit from the supplier thereof and for which (i) the supplier has been paid in full therefor or (ii) the supplier has been issued a Letter of Credit not constituting a Post-Termination Letter of Credit for the full amount of the purchase price thereof or (b) to be acquired by Debtor from a supplier to which a Letter of Credit not constituting a Post-Termination Letter of Credit has been issued for the full amount of the purchase price thereof which contains as a condition to drawing thereunder, the presentation of a Qualifying Bill of Lading.

     1.4 The following Section 4A is added to the Existing Agreement immediately following Section 4.2.5 and preceding Section 5:

     "SECTION 4A.   POST TERMINATION LETTER(S) OF CREDIT

     4A.1 Issuance of Post-Termination Letter(s) of Credit. Although nothing contained in this Agreement or any other Loan Document in any way obligates Congress to do so, Congress may, in its sole discretion, issue or cause to be issued Post-Termination Letter(s) of Credit upon the written request of Debtor which Post-Termination Letter(s) of Credit, in all respects other than the stated expiry date thereof, shall be subject to the same terms and conditions applicable to any Letter of Credit set forth in this Agreement, including, without limitation, the provisions of Section
4.1 hereof.

     4A.2 Cash Collateral. Upon issuance of any Post-Termination Letter of Credit, Congress shall be deemed to be authorized and directed by Debtor to immediately fund an Advance equal to the maximum face amount of such Post-Termination Letter of Credit (all such funds received from time to time, collectively the "Cash Collateral") and to place such funds in an account owned and controlled by Congress (the "Cash Collateral Account") to cash collateralize the Letter of Credit Outstandings. To secure the full and complete payment and performance when due of the Letter of Credit Outstandings, Debtor hereby pledges and assigns to Congress all of its right, title and interest in, and hereby grants to Congress, a security interest in all Cash Collateral and all proceeds thereof which is deposited or deemed deposited by Congress from time to time in the Cash Collateral Account. If any time Congress receives a draw request or draft, as the case may be, from a beneficiary under any Post Termination Letter of Credit or letter of Credit Outstandings otherwise become due and payable, Congress shall be entitled, without demand upon Debtor, to withdraw from the Cash Collateral Account and retain for its own account an amount of Cash Collateral equal to the amount of the drawing or draft honored by Congress plus the amount of any outstanding L/C fees and other fees, expenses and amounts payable pursuant to Sections 4.1.1 and
4.1.2 of the Loan Agreement. Congress shall promptly provide notice to Debtor of any withdrawl by Congress from the Cash Collateral Account. If at any time Post-Termination letter of Credit is delivered to Congress for cancellation with a duly executed release from the beneficiary or beneficiaries thereof in form and substance satisfactory to Congress waiving and releasing all rights under such Post-Termination Letter of Credit and requesting that the same be cancelled (a "Cancellation Request") and/or the Post-Termination Letter of Credit shall expire with any available amount thereunder undrawn, Congress shall, within five
(5) Business days after receipt of written demand therefor from Debtor, remit to Debtor an amount of Cash Collateral equal to the available undrawn amount of such Post-Termination Letter of Credit immediately prior to cancellation or expiration less the amount of any outstanding L/C Fees and other fees, expenses and amounts payable pursuant to Sections 4.1.1 and 4.1.2 of the Loan Agreement in respect of such Post-Termination Letter of Credit which L/C Fees and other fees, expenses and amounts shall thereupon be withdrawn from the Cash Collateral Account by Congress and retained for its own account. If all Post-Termination Letters of Credit have been delivered to Congress for cancellation together with a Cancellation Request and/or have expired with any available amount thereunder undrawn and all the other Letter of Credit Outstandings have been satisfied or discharged, then Congress shall promptly apply the Cash Collateral then remaining in the Cash Collateral Account against the Obligations. If any Cash Collateral remains after the application of Cash Collateral to the Obligations as described in the prior sentence, Congress shall, within five (5) Business Days after receipt of written demand therefor from Debtor, remit to Debtor the remaining balance of any Cash Collateral held by Congress in the Cash Collateral Account pursuant to this Section 4A.2 less the amount of any outstanding L/C Fees and other fees, expenses and amounts payable pursuant to Sections 4.1.1 and 4.1.2 of the Loan Agreement in respect of such Post-Termination Letter(s) of Credit which L/C Fees and other fees, expenses and amounts shall be thereupon withdrawn from the Cash Collateral Account by Congress and retained for its own account. Notwithstanding any depletion of the Cash Collateral Account, Debtor shall continue to be liable to Congress for all Letter of Credit Outstandings and other Obligations which may become due and payable.

     4A.3 Interest on Cash Collateral. Until January 11, 1995 or such earlier date as the Loan Agreement is terminated or the Obligations of Debtor have been declared immediately due and payable (the earlier to occur of such dates, an "Interest Termination Event"), the Cash Collateral remaining in the Cash Collateral Account (after any reduction of the amount of such Cash Collateral pursuant to Section 4A.2 hereof) will accrue interest at the same rate and in the same manner as interest accrues on Debtor's loan account balance as provided in Section 3; it being understood and agreed that from and after the occurrence of an Interest Termination Event, no interest will accrue in favor of Debtor in respect of the Cash Collateral. On the first day of each month or such other day as may be provided for in Section 3.1 for the payment of interest to Congress, Congress shall apply the accrued interest from such Cash Collateral for the prior month to reduce the Obligations."

     2.  Conditions Precedent to Effectiveness of This Amendment.
This Amendment shall become effective upon the fulfillment of each of the following conditions to the satisfaction of Congress:

          a. All of Debtor's representations and warranties contained in the Loan Agreement and any other agreement executed in connection therewith (other than the representations and warranties that are expressly made as of a certain date, which shall be true and correct in all material respects on and as of such date) shall be true and correct in all material respects; and

          b. Congress shall have received from Debtor fully executed counterparts to the Amendment signed by a duly authorized officer of Debtor, and Congress shall have delivered to Debtor fully executed counterparts to the Amendment signed by a duly authorized officer of Congress;

     3.   Absence of Waiver or Setoff.

     3.1 No Waiver. Congress and Debtor agree that the amendment set forth in Section 1 hereof shall be limited precisely as written and expect, as expressly set forth in Section 1 of this Amendment, shall not be deemed to be a consent to any waiver or modification of any other term or condition of the Existing Agreement, the Loan Agreement or any Loan Document.

     3.2  Acknowledgement of Liabilities.   Debtor hereby
acknowledges and agrees that there is no defense, setoff or counterclaim of any kind, nature or description to the Obligations or the payment thereof when due.

     4. Representations. Debtor hereby represents and warrants to Congress that:

          (i) Debtor is a corporation duly organized, validly existing, and in good standing under the laws of the state of its incorporation;

          (ii) the execution, delivery and performance of this Amendment by Debtor are within its corporate powers and have been duly authorized by all necessary corporate action; and

          (iii) this Amendment is a legal, valid, and binding obligation of Debtor, enforceable against Debtor in accordance with its terms.

     5.   References in Other Documents.  References to the
Existing Agreement in any Loan Document shall be deemed to include a reference to the Loan Agreement, whether or not reference is made to this Amendment.

     6.   Miscellaneous.

          (i) Section headings used in this Amendment are for convenience of reference only and shall not affect the construction of this Amendment.

          (ii) This Amendment may be executed in any number of counterparts and by the difference parties on separate counterparts and each such counterpart shall be deemed to be an original, but all such counterparts shall together constitute but one and the same agreement.

          (iii) This Amendment shall be a contract made under and governed by the laws of the State of Illinois, without giving effect to principles of conflicts of laws.

          (iv)      All obligations of Debtor and rights of
     Congress that are expressed herein, shall be in addition to and not in limitation of those provided by applicable law.

          (v) Whenever possible, each provision of this Amendment shall be interpreted in such manner as to be effective and valid under applicable law; but if any provision of this Amendment shall be prohibited by or invalid under application law, such provision shall be ineffective to the extend of such prohibition or invalidity, without invalidating the remainder of such provision of such provision or the remaining provisions of this Amendment.

          (vi) This Amendment shall be binding upon Debtor and Congress and their respective successors and assigns, and shall insure to the benefit of Debtor and Congress and the successors and assigns of Congress.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized as of the date first above written.

                         COBRA ELECTRONICS CORPORATION,
                         (f/k/a Dynascan Corporation),
                         a Delaware corporation

                         By:    Gerald M. Laures
                         Name:  Gerald M. Laures
                         Title: VP-Finance

                         CONGRESS FINANCIAL CORPORATION (CENTRAL)

                         By:    Steven Linderman
                         Name:  Steven Linderman
                         Title: Assist. Vice President

EXHIBIT 10-18

                AMENDMENT NO. 7 TO LOAN AGREEMENT


     THIS AMENDMENT NO. 7 TO LOAN AGREEMENT ("Amendment"), dated of December 14, 1994 is entered into between COBRA ELECTRONICS CORPORATION (f/k/a/ Dynascan Corporation), a Delaware corporation ("Debtor"), and CONGRESS FINANCIAL CORPORATION (CENTRAL) ("Congress"). The capitalized terms used herein without definition shall have the respective meanings assigned thereto in the Loan Agreement (as defined below).

                      W I T N E S S E T H:

     WHEREAS, the parties hereto are parties to that certain Loan and Security Agreement dated as of November 12, 1992 as amendment by Amendment No. 1 to Loan Agreement dated as of January 13, 1993, Omnibus Amendment to All Loan Documents dated as of August 17, 1993, Amendment No. 3 to Loan Agreement dated as of December 29, 1993, Amendment No. 5 to Loan Agreement dated as of February 25, 1994, and Amendment No. 6 to Loan Agreement dated as of November 23, 1994 (collectively, the "Existing Agreement" and as amended by this Amendment, the "Loan Agreement") and certain other agreements and documents executed or delivered in connection therewith.

     Capitalized terms used herein without definition shall have the meanings ascribed to such terms in the Loan Agreement.

     WHEREAS, Debtor and Congress desire to amend the Existing Agreement to extend the termination date of the Loan Agreement to February 28, 1995.

     NOW, THEREFORE, in consideration of the premises, the mutual covenants herein contained and other good and valuable consideration (the receipt, adequacy and sufficiency of which are hereby acknowledged), the parties hereto, intending legally to be bound, hereby agree as follows:

     1.   Amendment to Existing Agreement.  Section 2.6 of the
Existing Agreement is hereby amended by deleting the phrase "for a term ending January 11, 1995" and inserting in place thereof the phrase "for a term ending February 28, 1995".

     2. Conditions Precedent to Effectiveness of This Amendment. This Amendment shall become effective upon the fulfillment of each of the following conditions to the satisfaction of Congress:

          (a) All of Debtor's representations and warranties contained in the Loan Agreement and any other agreement executed in connection therewith (other than the representations and warranties that are expressly made as of a certain date, which shall be true and correct in all material respects on and as of such date) shall be true and correct in all material respects;

          (b) Debtor shall deliver to Congress a certificate of the Secretary of Debtor, dated as of the effective date of this Amendment and satisfactory in form and substance to Congress, as Congress, in its sole discretion, shall determine, certifying, among other things, (a) the names and true signatures of the officers of Debtor authorized to sign the Amendment and any of the other Loan Documents contemplated thereby to which Debtor is a party; (b) that attached thereto is a true and complete copy of the By-Laws of Debtor as in effect on the date of such certification; and (c) that attached thereto is a true and complete copy of the resolutions of Debtor's Board of Directors approving and authorizing the execution and delivery of the Amendment and the other Loan Documents contemplated thereby to which Debtor is a party;

          (c) Congress shall have received from Debtor fully executed counterparts to the Amendment, the Amended and Restated Promissory Note in the form attached hereto as Exhibit A and each other Loan Document contemplated thereby to which Debtor is a party signed by duly authorized officers of Debtor, and Congress shall have delivered to Debtor fully executed counterparts to the Amendment and each other Loan Document to which Congress is party signed by a duly authorized officer of Congress; and

          (d) No material adverse change in the financial condition, business prospects or value of assets of Debtor shall have occurred since the date of Debtor's quarterly financial statements for the period ending September 30, 1994;.

     3.   Absence of Waiver or Setoff.

     3.1 No Waiver. Congress and Debtor agree that the amendment set forth in Section 1 hereof shall be limited precisely as written and except, as expressly set forth in Section 1 of this Amendment, shall not be deemed to be a consent to any waiver or modification of any other term or condition of the Existing Agreement, the Loan Agreement or any Loan Document.

     3.2 Acknowledgement of Liabilities. Debtor hereby acknowledges and agrees that there is no defense, setoff or counterclaim of any kind, nature or description to the Obligations or the payment thereof when due.

     4. Representations. Debtor hereby represents and warrants to Congress that:

          (i) Debtor is a corporation duly organized, validly existing, and in good standing under the laws of the state of its incorporation;

          (ii) the execution, delivery and performance of this Amendment by Debtor are within its corporate powers and have been duly authorized by all necessary corporate action; and

          (iii) this Amendment is a legal, valid, and binding obligation of Debtor, enforceable against Debtor in accordance with its terms.

     5.   References in Other Documents.   References to the
Existing Agreement in any Loan Document shall be deemed to include a reference to the Loan Agreement, whether or not reference is made to this Amendment.

     6.   Miscellaneous.

          (i) Section headings used in this Amendment are for convenience of reference only and shall not affect the construction of this Amendment.

          (ii) This Amendment may be executed in any number of counterparts and by the different parties on separate counterparts and each such counterpart shall be deemed to be an original, but all such counterparts shall together constitute but one and the same agreement.

          (iii) This Amendment shall be a contract made under and governed by the laws of the State of Illinois, without giving effect to principles of conflicts of laws.

          (iv)      All obligations of Debtor and rights of
     Congress that are expressed herein, shall be in addition to and not in limitation of those provided by applicable law.

          (v) Whenever possible, each provision of this Amendment shall be interpreted in such manner as to be effective and valid under applicable law; but if any provision of this Amendment shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision of such provision or the remaining provisions of this Amendment.

          (vi) This Amendment shall be binding upon Debtor and Congress and their respective successors and assigns, and shall inure to the benefit of Debtor and Congress and the successors and assigns of Congress.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized as of the date first above written.

                         COBRA ELECTRONICS CORPORATION
                         (f/k/a Dynascan Corporation),
                         a Delaware corporation

                         By:    Gerald M. Laures
                         Name:  Gerald M. Laures
                         Title: VP-Finance

                         CONGRESS FINANCIAL CORPORATION (CENTRAL)

                         By:     Steven Linderman
                         Name:   Steven Linderman
                         Title:  Assist. Vice President



                            EXHIBIT A

           SECOND AMENDED AND RESTATED PROMISSORY NOTE

$2,563,690.50                                     December 14, 1994

     FOR VALUE RECEIVED, the undersigned (the "Maker"), does hereby promise to pay to CONGRESS FINANCIAL CORPORATION (CENTRAL) (the "Payee"), at its offices located at 100 South Wacker Drive, Suite 1940, Chicago, Illinois, 60606, or at such other place as the Payee or any holder hereof may from time to time designate, the principal sum of TWO MILLION FIVE HUNDRED SIXTY-THREE THOUSAND SIX HUNDRED NINETY DOLLARS AND FIFTY CENTS ($2,563,690.50) in lawful money of the United States, in monthly installments as provided below (or earlier, as hereinafter referred to) on the 1st day of each month commencing January 1, 1995 of which the first two (2) installments each shall be in the amount of $43,452.38 and the last (i.e. balloon) installment shall be in the amount of $2,476,785.74 and shall be due and payable on February 28, 1995. Maker hereby further promises to pay interest to Payee in like money at said office or place from and after the date the Term Loan is funded on the unpaid principal balance thereof computed at the rate of two percent (2.0%) percent per annum plus the prime commercial interest rate as announced from time to time by The Philadelphia National Bank, incorporated as CoreStates Bank. N.A., Philadelphia, Pennsylvania, whether or not such announced rate is the best rate available at such bank, which interest rate payable hereunder shall increase or decrease in an amount equal to each increase or decrease, respectively, in said prime commercial interest rate as announced by said bank, effective on the first day of the month after any change in said prime commercial interest rate based on the prime commercial interest rate in effect on the last day of the month in which any such change occurs. Interest shall be payable on the 1st day of each month commencing January 1, 1995. Interest after maturity shall be payable at a rate equal to two (2%) percent per annum in excess of the rate otherwise payable hereunder. Interest shall be calculated on the basis of a 360-day year and actual days elapsed. In no event shall the interest charged hereunder exceed the maximum permitted under the laws of the State of Illinois.

     This Note is issued as evidence of indebtedness arising pursuant to the terms and provisions of the financing agreements, documents and guaranties granting collateral security or evidencing or creating indebtedness, each initially executed and delivered by Maker or related parties in favor of Payee as of November 16, 1992, as amended from time to time (the foregoing, together with all present and future related agreements or instruments with respect thereto, as the same may not exist or hereafter be amended, modified or supplemented are hereafter collectively referred to as the "Financing Agreements"). Capitalized terms used herein without definition shall have the meanings ascribed to such terms in the Financing Agreements. This Note is secured by, and is entitled to the benefit of, any and all collateral pledged by Maker or related parties to Payee as more particularly set forth in the Financing Agreements. At the time payment is due hereunder, at is option Payee may charge the amount thereof to any account of the Maker maintained by Payee.

     If there shall be a default in the payment when due of principal or interest hereunder, or if an Event of Default shall occur for any reason under the Financing Agreements, or if the Financing Agreements shall be terminated or not renewed for any reason whatsoever, then and in any such event, in addition to and not in limitation of all rights and remedies of the Payee under the Financing Agreements, applicable law and otherwise, all such rights and remedies being cumulative, not exclusive and enforceable alternatively, successively and concurrently, the Payee may, at its option, declare all amounts owing under this Note to be due and payable, whereupon the then unpaid balance hereof together with all interest accrued thereon shall forthwith become due and payable, together with interest accruing thereafter at the aforesaid rate payable after maturity until this Note is paid and the costs and expenses of collection hereof, including attorney's fees.

     The Note is prepayable in whole or in part at any time in accordance with the terms of the Financing Agreements.

     The Maker hereby waives presentment for payment, demand, notice of nonpayment and dishonor, protest and notice of protest.

     The provisions of this Note may be changed, modified or terminated orally, but only by an agreement, in writing signed by the party to be charged, not shall any waiver be applicable except in the specific instance for which it is given.

     Section 12.1 of the Loan and Security Agreement dated as of November 12, 1992 between Maker and Payee, as amended, is hereby incorporated by reference, and shall be given full force and effect as if the same were restated herein. This note and the Financing Agreements shall be governed by and construed, and all rights and obligations hereunder determined, in accordance with the laws of the State of Illinois and shall be binding upon the successors and assigns of the Maker and inure to the benefit of the Payee, its successors, endorsers and assigns. If any term or provision of this Note shall be held invalid, illegal or unenforceable, the validity of all other terms and provisions shall in no way be affected thereby.

     The execution and delivery of this Note has been authorized by the Board of Directors of Maker. The Maker hereby authorizes the Payee to complete this note in any particulars according to the terms of the loan evidenced hereby.

     THIS NOTE IS NOT A NOVATION OF BUT MERELY RESTATES IN ITS ENTIRETY AND RE-EVIDENCES THAT CERTAIN AMENDED AND RESTATED PROMISSORY NOTE EXECUTED BY THE UNDERSIGNED IN FAVOR OF CONGRESS DATED DECEMBER 29, 1993 (THE "INITIAL NOTE") AND NOTHING HEREIN OR IN THE FINANCING AGREEMENTS, AS AMENDED, SHALL DEEM THE INITIAL NOTE TO HAVE BEEN PAID; PROVIDED HOWEVER, THE PRINCIPAL AMOUNT OF THIS NOTE EVIDENCES THE ENTIRE PRINCIPAL AMOUNT NOW OUTSTANDING UNDER THE INITIAL NOTE. INTEREST ACCRUED UNDER THE INITIAL NOTE PRIOR TO THE DATE OF THIS NOTE REMAINS ACCRUED AND UNPAID UNDER THIS NOTE AND DOES NOT CONSTITUTE ANY PART OF THE PRINCIPAL AMOUNT OF THIS NOTE.

     IN WITNESS WHEREOF, the Maker has duly executed and sealed this Note as of the day and year first above written.

                              COBRA ELECTRONICS CORPORATION,
                              a Delaware corporation
                              (f/k/a Dynascan Corporation)

                              By:    Gerald M. Laures
                              Title: Vice President-Finance

EXHIBIT 10-19

                AMENDMENT NO. 8 TO LOAN DOCUMENTS


     THIS AMENDMENT NO. 8 TO LOAN DOCUMENTS ("Amendment"), dated as of January 20, 1995 is entered into between COBRA ELECTRONICS CORPORATION (f/k/a Dynascan Corporation), a Delaware corporation ("Debtor"), and CONGRESS FINANCIAL CORPORATION (CENTRAL) ("Congress"). The capitalized terms used herein without definition shall have the respective meanings assigned thereto in the Loan Agreement (as defined below).

                      W I T N E S S E T H:

     WHEREAS, the parties hereto are parties to that certain Loan and Security Agreement dated as of November 12, 1992 as amended by Amendment No. 1 to Loan Agreement dated as of January 13, 1993, Omnibus Amendment to All Loan Documents dated as of March 29, 1993, Amendment No. 3 to Loan Agreement dated as of August 17, 1993, Amendment No. 4 to Loan Agreement dated as of December 29, 1993, Amendment No. 5 to Loan Agreement dated as of February 25, 1994, Amendment No. 6 to Loan Agreement dated as of November 23, 1994, and Amendment No. 7 to Loan Agreement dated as of December 14, 1994 (collectively, the "Existing Agreement" and as amended by this Amendment, the "Loan Agreement") and certain other agreements and documents executed or delivered in connection therewith. Capitalized terms used herein without definition shall have the meanings ascribed to such terms in the Loan Agreement.

     WHEREAS, Debtor and Congress desire to extend the maturity date of the Loan Agreement to January 10, 1997, restructure the Term Loan facility, modify various aspects of the Revolving Loan facility, delete provisions relating to Post-Termination Letters of Credit which were added by Amendment No. 6 to Loan Agreement and make various other amendments to the Loan Agreement and other Loan Documents as set forth herein.

     NOW, THEREFORE, in consideration of the premises, the mutual covenants herein contained and other good valuable consideration
(the receipt, adequacy and sufficiency of which are hereby acknowledged), the parties hereto, intending legally to be bound, hereby agree as follows:

     1.   Amendments to Existing Loan Documents.

     1.1  The following defined terms are hereby deleted from
Section 1 of the Existing Agreement:

          "Cancellation Request" shall have the meaning set forth in Section 4A.2 hereof.

          "Cash Collateral" shall have the meaning set forth in
     Section 4A.2 hereof.

          "Cash Collateral Account" shall have the meaning set forth in Section 4A.2 hereof.

          "Interest Termination Event" shall have the meaning set forth in Section 4A.3 hereof.

          "Post-Termination Letter(s) of Credit" shall mean any Letter(s) of Credit issued for the account of Debtor at the sole discretion of Congress having a final expiry date occurring on or after January 11, 1995 including any replacements, renewals, extensions or modifications thereof.

     1.2 The following terms are inserted into Section 1 of the Existing Agreement in the appropriate place in alphabetical order:

          "Dilution Event" shall exist whenever the aggregate amount of noncash credits and other discounts reported or accrued by the Debtor in the ordinary course of Debtor's business consistent with Debtor's prior practices and policies represent an amount greater than twenty-two percent (22%) of the initial invoiced amount of all outstanding Accounts as measured on the last day of each month for the immediately preceding three month period.

          "New Term Loan" shall mean the loan evidenced by that certain New Term Promissory Note of dated as of January 23, 1995 in the original principal amount of $3,650,000 made by Debtor and payable to Congress for the purpose of refinancing the Term Loan and providing additional funding to Debtor.

          "Repair Inventory" shall mean Inventory which has been returned which is being repaired and/or repackaged for resale and which is located at Debtor's premises or at a third party repair/service facility which has executed and delivered a bailee waiver letter in favor of and on terms acceptable to Congress.

          "Seasonal Overadvance Amount" shall mean (a) during the period commencing March 1 and ending August 31 of each year commencing with 1995, an amount equal to the lessor of (i) $1,250,000 and (ii) the positive difference, if any, of $1,250,000 minus (x) zero so long as no Dilution Event is outstanding or (y) an amount equal to five percent (5%) of the Net Amount of Eligible Accounts at anytime a Dilution Event is outstanding, and (b) during the period commencing September 1 and ending February 28 or 29, as applicable, of each year commencing with 1995, an amount equal to zero.

     1.3 The following definitions in Section 1.1 of the Existing Agreement is amended in its entirety as follows:

          "Eligible Inventory" shall mean and include Inventory consisting of first quality finished electronics goods (and Repair Inventory) held for sale or resale in the ordinary course of Debtor's business and raw materials for such finished goods which are acceptable to Congress in all respects exercising its Permitted Discretion and which (i) are located at Debtor's premises or at Permitted Warehouses or
     (ii) constitute In-Transit Inventory or Repair Inventory. General criteria for Eligible Inventory may be established and
     revised from   time to time by Congress in the exercise of its
     Permitted Discretion. In determining such acceptability Congress may, but need not, rely on reports and schedules of Inventory furnished to Congress by Debtor, but reliance thereon by Congress from time to time shall not be deemed to limit Congress' right to revise standards of eligibility at any time exercising its Permitted Discretion. In general, except as may be expressly permitted by Congress in Congress' sole discretion, Eligible Inventory shall not include discontinued items other than Discontinued Inventory, work in process, molded components which are not part of finished goods, spare parts, packaging and shipping materials, supplies used or consumed in Debtor's business, Inventory at the premises of third parties other than Inventory located at Permitted Warehouses or In-Transit Inventory, Inventory which is subject to a Lien in favor of any third party, bill and hold goods, Inventory which is not subject to Congress' perfected security interest, Inventory which is purchased on consignment, and except for Inventory constituting Repair Inventory, Inventory being repaired, remanufactured products, defective goods, "seconds", and returned goods which are not packaged for resale. In addition, Eligible Inventory must also be Inventory that meets the following requirements in Congress' sole and absolute judgment:

          A. Except for Inventory constituting Repair Inventory, the Inventory is in good condition, meets all standards imposed by any governmental agency, or department or division thereof, having regulatory authority over the Inventory, their use and/or sale and is either currently usable or currently saleable in the ordinary course of Debtor's business and is not otherwise unacceptable to Congress in the exercise of its Permitted Discretion because of age, type, category, quality and/or quantity;

          B. The Inventory has not been consigned to a customer of Debtor, has not been used or repossessed, and has not been attached, seized, made subject to a writ or distress warrant, levied upon or brought within the possession of any receiver, trustee, custodian or assignee for the benefit or creditors;

          C. Each of the warranties and representations set forth in this Agreement has been reaffirmed with respect thereto at the time the most recent Availability Report was delivered to Congress; and

          D. The Inventory was not purchased by Debtor in or as part of a "bulk" transfer or sale of assets unless Debtor has complied with all applicable bulk sales or bulk transfer laws.

          "In-Transit Inventory" shall mean first quality finished electronics goods held for sale or resale in the ordinary course of Debtor's business which are (a) evidenced by a Qualifying Bill of Lading and currently in-transit from the supplier thereof and for which (i) the supplier has been paid in full therefor or (ii) the supplier has been issued a Letter of Credit for the full amount of the purchase price thereof or
     (b) to be acquired by Debtor from a supplier to which a Letter of Credit has been issued for the full amount of the purchase price thereof which contains as a condition to drawing thereunder, the presentation of a Qualifying Bill of Lading.

          "Permitted Real Estate Refinancing" means Debtor's refinancing with a financial institution of all or a portion of its real property; provided that, (i) the Debtor receives cash proceeds in connection with any such refinancing which are equal to or greater than the amount listed opposite such property on Schedule A hereto, (ii) all net cash proceeds are paid to Congress and applied to repayment in full of the New
     Term Loan and with any   balance being applied to repayment of
     the remaining Obligations, and (iii) any Liens granted by Debtor in connection with such refinancing shall be limited to a senior Lien on the real property, fixtures and improvements associated therewith and be subject to an intercreditor agreement acceptable to Congress in its sole discretion; provided that no Lien of any nature or priority shall be provided in connection with such refinancing on any other property of Debtor without the prior written consent of Congress.

     1.4 Section 2.1 of the Existing Agreement is amended and restated in its entirety to read as follows:

          "2.1 Revolving Loans. Congress shall, in the exercise of its Permitted Discretion, make Revolving Loans (net of applicable reserves pursuant to Section 4.1 and 4.2 hereof) to Debtor from time to time, at Debtor's request, of (a) seventy percent (70%) of the Net Amount of Eligible Accounts (or such greater or lesser percentage thereof as Congress shall, in the exercise of its Permitted discretion determine from time to time), plus (b) the Seasonal Overadvance Amount, if any, plus (c) the following percentages of Value of the following categories of Eligible Inventory (or such greater of lesser percentages thereof as Congress shall, in the exercise of its Permitted Discretion, determine from time to time):

          (i) 55% of first quality finished goods owned by Debtor which do not constitute In-Transit
                 Inventory or Discontinued Inventory;

          (ii)   55% of In-Transit Inventory;

          (iii)  40% of Discontinued Inventory; and

          (iv)   15% of Repair Inventory

     Except as may be expressly permitted by Congress in Congress' sole discretion, (i) during the period commencing on March 1 and ending on August 31 of each year, the outstanding aggregate principal amount of Advances by Congress to Debtor hereunder with respect to Eligible Inventory shall not exceed, at any time, the lower of (a) the aggregate amount of the above percentages of Value of Eligible Inventory, or (b) $17,500,000 and (ii) during the period commencing on September 1 and ending on February 28 or 29, as applicable, of each year, the outstanding aggregate principal amount of Advances by Congress to Debtor hereunder with respect to Eligible Inventory shall not exceed, at any time, the lower of (a) the aggregate amount of the above percentages of Value of Eligible Inventory, or (b) $15,000,000. In addition, except as may be expressly permitted by Congress in Congress' sole discretion,
     (i) the outstanding aggregate principal amount of Advances by Congress to Debtor hereunder in respect to Discontinued Inventory shall not exceed, at any time, the lower of (a) the Value of Discontinued Inventory constituting Eligible Inventory, or (b) $2,000,000 and (ii) the outstanding aggregate principal amount of Advances by Congress to Debtor hereunder in respect of Repair Inventory shall not exceed, at any time, the lower of (a) the Value of Repair Inventory constituting Eligible Inventory, or (b) $1,000,000. In addition to the amount advanced against the value of Eligible Accounts and Eligible Inventory, hereby, Congress may, in its sole discretion, make Revolving Loans to Debtor from time to time, at Debtor's request, which shall not exceed the positive difference, if any, between (a) the Cash Value (as defined in Section 12.3 hereof) on the date of determination less (b) $1,850,000. The Revolving Loans made pursuant to this Section
     2.1 shall be repaid in full upon termination of this Agreement in accordance with Section 2.6 hereof. On each day that Debtor shall request an Advance, and on any other day that Congress may request, Debtor shall deliver to Congress an assignment schedule, a remittance report and a report of credit returns and allowances together with such other documents as Congress may reasonably request, including, without limitation, documents setting forth total sales, total non-cash credits and cash collections of Debtor. In addition, Debtor shall furnish to Congress on the first Business day of each week and on any other day that Congress may request, an Availability Report. In no event shall the information set forth in the Availability Report or otherwise delivered to Congress in connection therewith limit Congress' Permitted Discretion to determine the Eligible Accounts, the Eligible Inventory, the Net Amount of Eligible Accounts or the Value of Eligible Inventory."


     1.5 The Existing Agreement is amended by adding thereto the following new Section 2.2A immediately following Section 2.2 thereof:

          "2.2A     New Term Loan.  Congress shall subject to the
     terms and conditions of Amendment No. 8 to this Agreement, advance the New Term Loan to Debtor on the date the condition precedent set forth in such Amendment No. 8 have been met to the satisfaction of Congress. Debtor hereby irrevocably directs Congress to apply the proceeds of the New Term Loan to repayment in full of the outstanding principal and all accrued but unpaid interest in respect of the Term Loan with the remaining balance of such New Term Loan proceeds being applied to reduce the outstanding balance of Revolving Loans. The New Term Loan shall be repaid in accordance with the applicable promissory note evidencing such loan and shall be repaid in full upon the termination of this Agreement in accordance with
     Section 2.6 hereof."

     1.6 Section 2.4 of the Existing Agreement is amended and restated in its entirety to read as follows:

          "2.4      Maximum Loan Amount.  Except as may be
     expressly permitted by Congress in Congress' sole discretion, the outstanding aggregate principal amount of all Advances by Congress to Debtor hereunder or evidenced by any promissory note, shall not exceed the Maximum Credit at any time and the sum of the Revolving Loans plus the Letter of Credit Outstandings plus the B/A Outstandings, shall not exceed the Maximum Revolving Credit at any time. Without limiting Congress' right to demand payment of the Obligations, or any portion thereof, in accordance with any other terms of this Agreement, in the same event that (i) the outstanding aggregate principal amount of Advances by Congress to Debtor exceeds the Maximum Credit or (ii) the sum of the Revolving Loans plus the Letter of Credit Outstandings plus the B/A Outstandings exceeds the lesser of the Maximum Revolving Credit and the formula (giving effect to any applicable sublimits) set forth in Section 2.1 hereof, Debtor shall remain liable therefor and the entire amount of such excess(es) shall, at Congress' option, become immediately due and payable, upon Congress' demand and, except to the extent of any amount then due and payable under the New Term Loan, all payments thereof shall be applied to the Revolving Loans or to cash collateralize any outstanding Letter of Credit or Banker's Acceptances."

     1.7 Section 2.6 of the Existing Agreement is amended and restated in its entirety to read as follows:

          "2.6      "Term of Agreement".  This Agreement shall
     become effective upon acceptance by you and shall continue in full force and effect for a term ending January 10, 1997, unless sooner terminated pursuant to the terms hereof. Congress shall have the right to terminate this Agreement immediately at any time upon the occurrence of an Event of Default. No termination of this Agreement, however, shall relieve or discharge Debtor of its duties, obligations and covenants hereunder until all Obligations have been paid in full, and Congress' continuing security interest in the Collateral shall remain in effect until such Obligations have been fully discharged."

     1.8 Section 3.1 of the Existing Agreement is amended and restated in its entirety to read as follows:

          "3.1      Interest.  Interest shall be payable by Debtor
     to Congress in arrears on the first day of each month upon the closing daily balances in Debtor's loan account for each day during the immediately preceding month at a rate equal to one and one-half percent (1.5%) per annum in excess of the prime commercial interest rate from time to time publicly announced by the CoreStates Bank, N.A., Philadelphia, Pennsylvania, whether or not such announced rate is the best rate available at such bank (the "Applicable Prime Rate"), provided that such monthly interest payments regarding the closing daily balances in Debtor's loan account constituting usage of the Seasonal Overadvance Amount or otherwise reflecting Advances exceeding the amounts permitted in Section 2.4 hereof shall be based on a rate equal to two and one-half percent (2.5%) in excess of the Applicable Prime Rate. The interest rate charged hereunder shall increase or decrease by an amount equal to each increase or decrease, respectively, in said prime loan rate, effective on the first day of the month after any change in said prime loan rate based on the prime loan rate in effect on the last day of the month in which any such change occurs."

     1.9 Section 4A of the Existing Agreement appearing immediately following Section 4.2.5 is hereby deleted in its entirety.

     1.10 Section 12.12 of the Existing Agreement is amended and restated in its entirety to read as follows:

          "12.12 Refinancing of the New Term Loan. In the event Debtor shall present another bank or financial institution to Congress that is willing to refinance the New Term Loan pursuant to a Permitted Real Estate Refinancing, Congress will subordinate its lien on the real estate (but not any Equipment located thereon) which is the subject of such Permitted Real Estate Refinancing on terms and conditions mutually acceptable to Congress and such bank or financial institution."

     1.11 Section 12.13 of the Existing Agreement is amended by adding the following language at the end thereof:

     "Debtor shall use its best efforts to cause the Equitable Variable Life Insurance Company to issue to Congress prior to February 15, 1995 a certificate of insurance or other satisfactory written acknowledgement indicating that Congress is the collateral assignee of Debtor's interests in the Policy No. AA38257996 and confirming that the Insurance Assignment executed by Debtor on November 12, 1992 in favor of Congress relating to policy No. AA38257996 continues to remain in full force and effect notwithstanding that the named insured thereunder has been changed from "James J. Bode" to "Stephen
     M. Yanklowitz"."

     1.12 Section 1 of the Trademark Security Agreement is amended by deleting the word "Lender's" and inserting the word "Borrower's" in place thereof.

     2. Conditions Precedent to Effectiveness of This Amendment. Solely with respect to the amendment to Section 2.6 of the Existing Agreement described in Section 1.7 to this Amendment and with respect to all provisions of this Amendment set forth in Sections 3, 4, 5, and 6 hereof, this Amendment shall be deemed effective upon the fulfillment of each of the conditions set forth in clauses
(a) through and including (d) set forth below. All aspects of this Amendment shall become effective upon the fulfillment of each of the following conditions (including the conditions in clause (e) below) to the satisfaction of Congress:

          (a) All of Debtor's representations and warranties contained in the Loan Agreement and any other agreement executed in connection therewith (other than the representations and warranties that are expressly made as of a certain date, which shall be true and correct in all material respects on and as of such date) shall be true and correct in all material respects;

          (b) Debtor shall deliver to Congress a certificate of the Secretary of Debtor, dated as of the effective date of this Amendment and satisfactory in form and substance to Congress, as Congress, in its sole discretion, shall determine, certifying, among other things, (a) the names and true signatures of the officers of Debtor authorized to sign the Amendment and any of the other Loan Documents contemplated thereby to which Debtor is a party; (b) that attached thereto is a true and complete copy of the By-Laws of Debtor as in effect on the date of such certification; (c) that attached thereto is a true and complete copy of the resolutions of Debtor's Board of Directors approving and authorizing the execution and delivery of the Amendment and the other Loan Documents contemplated thereby to which Debtor is a party;
     and (d) that the Secretary has reviewed each of the material agreements and written undertakings to which Debtor has become a party since the date of the Initial Advance and the execution, delivery and performance of this Amendment do not violate or conflict with any of the terms or provisions of any such material agreement or written undertaking.

          (c) Congress shall have received from Debtor fully executed counterparts to the Amendment, the New Term Promissory Note in the form attached hereto as Exhibit A, Amendment No. 1 to Illinois Mortgage in the form attached as Exhibit B, Amendment No. 1 to North Carolina Deed of Trust in the form of Exhibit C, and each other Loan Document contemplated thereby to which Debtor is a party signed by duly authorized officers of Debtor, and Congress shall have delivered to Debtor fully executed counterparts to the Amendment and each other Loan Document to which Congress is party signed by a duly authorized officer of Congress;

          (d) Congress shall have received from Debtor an amendment fee equal to $50,000 which shall be deemed earned in full on the date of Congress' execution and delivery of this Amendment, and

          (e) Congress shall have received updated title insurance on each of the Illinois Mortgage and the North Carolina Deed of Trust on terms acceptable to Congress.

     3.   Absence of Waiver or Setoff

     3.1 No Waiver. Congress and Debtor agree that the amendment set forth in Section 1 hereof shall be limited precisely as written and except, as expressly set forth in Section 1 of this Amendment, shall not be deemed to be a consent to any waiver or modification of any other term or condition of the Existing Agreement, the Loan Agreement or any Loan Document.

     3.2 Acknowledgement of Liabilities. Debtor hereby acknowledges and agrees that there is no defense, setoff or counterclaim of any kind, nature or description to the Obligations or the payment thereof when due.

     3.3 No Amounts Due on Cash Collateral. Debtor acknowledges that no amounts are due Debtor from Congress or have accrued pursuant to Section 4A.3 of the Existing Agreement (which Section is being deleted from the Existing Agreement by this Amendment).

     4. Representations. Debtor hereby represents and warrants to Congress that:

          (i) Debtor is a corporation duly organized, validly existing, and in good standing under the laws of the state of its incorporation;

          (ii) the execution, delivery and performance of this Amendment by Debtor are within its corporate powers, have been duly authorized by all necessary corporate action and do not violate or conflict with the terms of any agreement or written undertaking to which the Debtor is a party;

          (iii) This Amendment is a legal, valid, and binding obligation of Debtor, enforceable against Debtor in accordance with its terms.

          (iv) attached hereto as Schedule 1 is an accurate and complete listing of all life insurance policies owned by the Debtor which have any Cash Value and each such policy is currently subject to a valid and enforceable Insurance Assignment in favor of Congress.

     5.   References in Other Documents.  References to the
Existing Agreement in any Loan Document shall be deemed to include a reference to the Loan Agreement, whether or not reference is made to this Amendment.

     6.   Miscellaneous.

          (i) Section heading used in this Amendment are for convenience of reference only and shall not affect the construction of this Amendment.

          (ii) This Amendment may be executed in any number of counterparts and by the different parties on separate counterparts and each such counterpart shall be deemed to be an original, but all such counterparts shall together constitute but one and the same agreement.

          (iii) This Amendment shall be a contract made under and governed by the laws of the State of Illinois, without giving effect to principles of conflicts of laws.

          (iv)      All obligations of Debtor and rights of
     Congress that are expressed herein, shall be in addition to and not in limitation of those provided by applicable law.

          (v) Whenever possible, each provision of this Amendment shall be interpreted in such manner as to be effective and valid under applicable law; but if any provision of this Amendment shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the reminder of such provision of such provision or the remaining provisions of this Amendment.

          (vi) This Amendment shall be binding upon Debtor and Congress and their respective successors and assigns, and shall inure to the benefit of Debtor and Congress and the successors and assigns of Congress.


     IN WITNESS WHEREOF, the parties hereby have caused this Amendment to be executed by their respective officers thereunto duly authorized as of the date first above written.

                         COBRA ELECTRONICS CORPORATION
                         (f/k/a Dynascan Corporation)
                         By:    Gerald M. Laures
                         Name:  Gerald M. Laures
                         Title: VP-Finance

                         CONGRESS FINANCIAL CORPORATION (CENTRAL)
                         By:    Steven Linderman
                         Name:  Steven Linderman
                         Title: Assist. Vice Pres.


     LISTING OF LIFE INSURANCE POLICIES        SCHEDULE 1

                                 Insurance        Policy
             Insured              Company         Number
      Stephen M. Yanklowitz      Equitable       AA38257996
      J. Dennis Burke            Equitable       AA38257997
      Fred N. Hackendahl         Equitable       AA38257998
      Jerry Kalov                Equitable       AA38257995
      Jerry Kalov                Equitable       AA38257999
      Jerry Kalov                Guardian         3153023



                           EXHIBIT A

                    NEW TERM PROMISSORY NOTE


$3,650,000.00                                     January 23, 1995


     FOR VALUE RECEIVED, the undersigned (the "Maker"), does hereby promise to pay to CONGRESS FINANCIAL CORPORATION (CENTRAL) (the "Payee"), at its offices located at 100 South Wacker Drive, Suite 1940, Chicago, Illinois, 60606, or at such other place as the Payee or any holder hereof may from time to time designate, the principal sum of THREE MILLION SIX HUNDRED FIFTY THOUSAND DOLLARS ($3,650,000) in lawful money of the United States, in monthly installments as provided below (or earlier, as hereinafter referred to) on the 1st day of each month commencing February 1, 1995 of which the first twenty-four (24) installments each shall be in the amount of $43,452.38 and the last (i.e.balloon) installment shall be in the amount of $2,607,142.88 and shall be due and payable on January 10, 1997. Maker hereby further promises to pay interest to Payee in like money at said office or place from and after the date the New Term Loan is funded on the unpaid principal balance thereof computed at the rate of one an one-half percent (1.5%) per annum plus the prime commercial interest rate as announced from time to time by CoreStates Bank. N.A., Philadelphia,Pennsylvania, whether or not such announced rate is the best rate available at such bank, which interest rate payable hereunder shall increase or decrease in an amount equal to each increase or decrease, respectively, in said prime commercial interest rate as announced by said bank, effective on the first day of the month after any change in said prime commercial interest rate based on the prime commercial interest rate in effect on the last day of the month in which any such change occurs. Interest shall be payable on the 1st day of each month commencing February 1, 1995. Interest after maturity shall be payable at a rate equal to two percent (2%) per annum in excess of the rate otherwise payable hereunder. Interest shall be calculated on the basis of a 360-day year and actual days elapsed. In no event shall the interest charged hereunder exceed the maximum permitted under the laws of the State of Illinois.

     This Note is issued as evidence of indebtedness arising pursuant to the terms and provisions of the financing agreements, documents and guaranties granting collateral security or evidencing or creating indebtedness, each initially executed and delivered by Maker or related parties in favor of Payee as of November 16, 1992, as amended from time to time (the foregoing, together with all present and future related agreements or instruments with respect thereto, as the same may not exist or hereafter be amended, modified or supplemented are hereafter collectively referred to as the "Financing Agreements"). Capitalized terms used herein without definition shall have the meanings ascribed to such terms in the Financing Agreements. This Note is secured by, and is entitled to the benefit of, any and all collateral pledged by Maker or related parties to Payee as more particularly set forth in the Financing Agreements. At the time payment is due hereunder, at is option Payee may charge the amount thereof to any account of the Maker maintained by Payee.

     If there shall be a default in the payment when due of principal or interest hereunder, or if an Event of Default shall occur for any reason under the Financing Agreements, or if the Financing Agreements shall be terminated or not renewed for any reason whatsoever, then and in any such event, in addition to and not in limitation of all rights and remedies of the Payee under the Financing Agreements, applicable law and otherwise, all such rights and remedies being cumulative, not exclusive and enforceable alternatively, successively and concurrently, the Payee may, at its option, declare all amounts owing under this Note to be due and payable, whereupon the then unpaid balance hereof together with all interest accrued thereon shall forthwith become due and payable, together with interest accruing thereafter at the aforesaid rate payable after maturity until this Note is paid and the costs and expenses of collection hereof, including attorney's fees.

     The Note is prepayable in whole or in part at any time in accordance with the terms of the Financing Agreements.

     The Maker hereby waives presentment for payment, demand, notice of nonpayment and dishonor, protest and notice of protest.

     The provisions of this Note may be changed, modified or terminated orally, but only by an agreement, in writing signed by the party to be charged, nor shall any waiver be applicable except in the specific instance for which it is given.

     Section 12.1 of the Loan and Security Agreement dated as of November 12, 1992 between Maker and Payee, as amended, is hereby incorporated by reference, and shall be given full force and effect as if the same were restated herein. This note and the Financing Agreements shall be governed by and construed, and all rights and obligations hereunder determined, in accordance with the laws of the State of Illinois and shall be binding upon the successors and assigns of the Maker and inure to the benefit of the Payee, its successors, endorsers and assigns. If any term or provision of this Note shall be held invalid, illegal or unenforceable, the validity of all other terms and provisions shall in no way be affected thereby.

     The execution and delivery of this Note has been authorized by the Board of Directors of Maker. The Maker hereby authorizes the Payee to complete this note in any particulars according to the terms of the loan evidenced hereby.

   IN WITNESS WHEREOF, the Maker has duly executed and sealed this Note as of the day and year first above written.

                              COBRA ELECTRONICS CORPORATION,
                              a Delaware corporation
                              (f/k/a Dynascan Corporation)
                              By:    Gerald M. Laures
                              Title: Vice President-Finance


                            EXHIBIT B

This instrument prepared
by and when recorded
return to:

Philip J. Perzek, Esq.
Latham & Watkins
5800 Sears Tower
Chicago, Illinois 60606



                  FIRST AMENDMENT TO MORTGAGE,
           SECURITY AGREEMENT AND ASSIGNMENT OF RENTS


     THIS FIRST AMENDMENT TO MORTGAGE SECURITY AGREEMENT AND
ASSIGNMENT OF RENTS (the "Amendment") is made as of January 20,
1995, but and between COBRA ELECTRONICS CORPORATION (f/k/a Dynascan Corporation), a Delaware corporation ("Mortgagor"), and CONGRESS
FINANCIAL CORPORATION (CENTRAL) ("Mortgagee").

     WHEREAS, Mortgagor executed that certain Mortgage, Security Agreement and Assignment of Rents, dated as of November 12, 1992 and recorded November 16, 1992 in the Office of the Recorder of Cook County, Illinois as Document No. 92858615 (the "Mortgage"), for the benefit of Mortgagee relating to that real property located in the County of Cook, State of Illinois and described on Exhibit
A hereto. All capitalized terms used herein but not otherwise defined shall have the meanings assigned to them in the Mortgage;

     WHEREAS, Mortgagor and Mortgagee are parties to that certain
Loan and Security Agreement dated as of November 12, 1992, as amended from time to time (the "Loan Agreement");

     WHEREAS, Mortgagee and Mortgagor have entered into that certain
Amendment No. 8 to Loan Agreement of even date herewith, in order to, inter alia, extend the maturity date of the Loan Agreement to January 10, 1997 (the "Maturity Date"), which date may be extended by agreement of the parties to the Loan Agreement from time to time; and

     WHEREAS, the parties hereto desire to amend the Mortgage to reflect the new Maturity Date of the indebtedness being secured thereby.

     NOW, THEREFORE, in consideration of the foregoing and the mutual agreements herein contained, each party agrees as follows:

     1. Amendment to Section 1.03 of the Mortgage. Section 1.03 of the Mortgage is hereby amended by deleting the following language in the fifth line therein:

          "The Obligations shall mature and become due and payable not later than two years from the date hereof."

     2. Representations. Mortgagor hereby represents and warrants as of the date hereof that (i) all representations and warranties contained in the Mortgage ar true and correct in all material respects on the date hereof (except for representations and warranties that were expressly made as of a certain date which shall have been true and correct as of such date), (ii) the execution, delivery and performance of this Amendment have been duly authorized by all requisite action by Mortgagor, and (iii) the Mortgage as amended hereby constitutes a legal, valid and binding obligation of Mortgagor enforceable in accordance with its terms.

     3. Ratification. The Mortgage (as amended hereby) shall remain in full force and effect and is hereby ratified and confirmed in all respects.

     4. Execution in Counterparts. This Amendment may be executed in any number of counterparts, and each such counterpart, when so executed and delivered, shall be deemed to be an original and binding upon the party signing such counterpart; all such counterparts taken together shall constitute one and the same instrument.

     5. Entire Agreement. This is the entire agreement among the parties with respect to the matters addressed herein, and may not be modified except by written modification signed by all parties hereto.

     6. Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the State of Illinois.

     IN WITNESS WHEREOF, the parties have executed this Amendment as of the day and year set forth above.

                         COBRA ELECTRONICS CORPORATION,
                         (f/k/a Dynascan Corporation),
                         a Delaware corporation
                         By:     Gerald M. Laures
                         Name:   Gerald M. Laures
                         Title:  VP-Finance

                         CONGRESS FINANCIAL CORPORATION (CENTRAL)
                         By:     Steven Linderman
                         By:     Steven Linderman
                         Title:  Assist. Vice President


                            EXHIBIT C

This instrument prepared by
and when recorded return to:

Philip J. Perzek, Esq.
Latham & Watkins
5800 Sears Tower
Chicago, Illinois 60606



                FIRST AMENDMENT TO DEED OF TRUST,
           SECURITY AGREEMENT AND ASSIGNMENT OF RENTS


     THIS FIRST AMENDMENT TO DEED OF TRUST, SECURITY AGREEMENT AND ASSIGNMENT OF RENTS (the "Amendment") is made as of January 20,
1995, by and between COBRA ELECTRONICS CORPORATION, (f/k/a/
Dynascan Corporation), a Delaware corporation ("Trustor") and
CONGRESS FINANCIAL CORPORATION (CENTRAL) ("Beneficiary").

     WHEREAS, Trustor executed that certain Deed of Trust, Security Agreement and Assignment of Rents, dated as of November 12, 1992 and recorded November 18, 1992 in the Office of the Registrar of Deeds, Burke County, North Carolina in Book 800, Pages 97-119 (the "Deed of Trust"), for the benefit of Beneficiary relating to that real property located in the County of Burke, State of North Carolina and described on Exhibit A hereto. All capitalized terms used herein but not otherwise defined shall have the meanings assigned to them in the Deed of Trust;

     WHEREAS, Trustor and Beneficiary are parties to that certain
Loan and Security Agreement dated as of November 12, 1992, as amended from time to time (the "Loan Agreement");

     WHEREAS, Trustor and Beneficiary have entered into that certain Amendment No. 8 to Loan Agreement of even date herewith, in order to, inter alia, extend the maturity date of the Loan
Agreement to January 10, 1997 (the "Maturity Date"), which date may be extended by agreement of the parties to the Loan Agreement from time to time; and

     WHEREAS, the parties hereto desire to amend the Deed of Trust to reflect the new Maturity Date of the indebtedness being secured thereby.

     NOW, THEREFORE, in consideration of the foregoing and the mutual agreements herein contained, each party agrees as follows:

     1.   Amendment to Section 1.01 of the Deed of Trust.  Section
1.01 of the Deed of Trust is hereby amended by (i) deleting the following language appearing in the last two sentences of the last paragraph of Section 1.01:

          "The amount of present indebtedness initially advanced under the Loan Agreement is $20,800,000. All advances under the Loan Agreement will be made within two years of the date hereof."

and (ii) inserting in place thereof the following language:

          "The amount of present indebtedness initially advanced under the Loan Agreement on the date the Deed of Trust was executed was $20,800,000, and the principal amount outstanding under the Loan Agreement on January 20, 1995 was $16,438,329. All advances under the Loan Agreement will be made during the period commencing on the date hereof and ending on January 10, 1997."

     2.   Amendment to Section 1.03 of the Deed of Trust.  Section
1.03 of the Deed of Trust is hereby amended by deleting the words
"two years from the date hereof" in the seventh line thereof, and inserting in place thereof the words "January 10, 1997".

     3. Amendment to Article VI of the Deed of Trust. Article VI of the Deed of Trust is amended by adding the following Section
6.14:

          "6.14     Address of Trustee for Notices.  Notice to the
          Trustee under the Deed of Trust should be addressed as follows: Christopher C. Kupec, Moore & Van Allen, NationsBank Corporation Center, 100 North Tryon Street, 47th Floor, Charlotte, North Carolina 28202. Telephone number: (704) 331-1000; Fax number: (704) 331-1159".

     4. Representations. Trustor hereby represents and warrants as of the date hereof that (i) all representations and warranties contained in the Deed of Trust are true and correct in all material respects on the date hereof (except for representations and warranties that were expressly made as of a certain date which shall have been true and correct as of such date), (ii) the execution, delivery and performance of this Amendment have been duly authorized by al requisite action by Trustor, and (iii) the Deed of Trust as amended hereby constitutes a legal, valid and binding obligation of Trustor enforceable in accordance with its terms.

     5. Ratification. The Deed of Trust (as amended hereby) shall remain in full force and effect and is hereby ratified and confirmed in all respects.

     6. Execution in Counterparts. This Amendment may be executed in any number of counterparts, and each such counterpart, when so executed and delivered, shall be deemed to be an original and binding upon the party signing such counterpart; all such counterparts taken together shall constitute one and the same instrument.

     7. Entire Agreement. This is the entire agreement among the parties with respect to the matters addressed herein, and may not be modified except by written modification signed by all parties hereto.

     8. Governing Law. This Amendment, the debts and obligations secured hereunder, and all other obligations and agreements of the parties hereunder, shall be governed by and construed in accordance with the laws of the State of Illinois subject only to those laws of the State of North Carolina that of necessity must apply to methods of foreclosure directly affecting interests in the Trust Property and the laws of the State of North Carolina that shall apply to Beneficiary's rights against personal property covered by the security interest granted in the Deed of Trust.

     IN WITNESS WHEREOF, the parties have executed this Amendment as of the date and year set forth above.

                         COBRA ELECTRONICS CORPORATION
                         (f/k/a Dynascan Corporation),
                         a Delaware corporation

                         By:       Gerald M. Laures
                         Name:     Gerald M. Laures
                         Title:    Vice President

(SEAL)         Attest:   By:       Karen L. Clement
                         Name:     Karen L. Clement
                         Title:    Assistant Secretary

                         CONGRESS FINANCIAL CORPORATION (CENTRAL)

                         By:        James W. Ward
                         Name:      James W. Ward
                         Title:     Vice President

(SEAL)         Attest:   By:        George Kalesnik, Jr.
                         Name:      George Kalesnik, Jr.
                         Title:     Asst. Secretary

EXHIBIT 10-20


September 23, 1994



Mr. Stephen M. Yanklowitz
2105 Stirling Road
Bannockburn, IL  60015

Dear Steve:

This letter is to confirm the terms of your employment with Cobra
Electronics Corporation ("Cobra").

1. At the commencement of this agreement on September 19, 1994, you shall be employed as the Chief Operating Officer of Cobra and shall have the normal duties, responsibilities and attendant authorities of a Chief Operating Officer. You shall also have such other duties and responsibilities as may from time to time be assigned to you by the Chief Executive Officer and the Board of Directors.

2. During your employment hereunder, you shall receive a regular annual salary at the rate of $200,000 per year, payable biweekly. (Your salary will be subject to annual review of the Compensation Committee of the Cobra Board of Directors.)

3. In addition to your regular annual salary, you also may receive a bonus, without a maximum limitation, pursuant to a bonus plan to be agreed upon between you and the Board of Directors. The criteria for payout will be consistent with our pre-employment discussions, i.e. you will receive a minimum payment of 35% of your base salary for achievement of the approved profit plan with a target of an additional 30% payout of your base salary for major over achievement of the approved profit plan based upon mutually agreeable criteria; provided that the proceeds of any settlement or judgment received by the Company in connection with the Babbitt litigation ("Babbitt Electronics Inc. v. Dynascan Corporation") shall not be included as part of the profit calculation for purposes of determining achievement of the approved profit plan.

4. You shall be reimbursed for all of your reasonable and necessary business expenses incurred in performing your duties for Cobra upon presentation of Cobra's standard forms for expense reimbursement.

5. You also shall receive $15,000 gross each year to be used for perquisites of your choice, payable monthly.



Mr. Stephen Yanklowitz
September 23, 1994
Page 2


6. A non-qualified stock option will be granted to you to purchase up to 125,000 shares of the corporation's stock, which will be subject to the terms and conditions of Cobra's existing stock option plan. The exercise price for the stock option will be the fair market value as determined by the closing NASDAQ price on September 19, 1994, which was $2.875 per share. It is the intention (but not an obligation) of the Board of Directors to grant additional options to you of 75,000 shares after your first year of employment, and an additional 50,000 shares after your second year; both grants, should they occur, would be at the fair market value on the grant date.

7. During the term of this agreement, you shall be entitled to participate in such employee benefits including, but not limited to, life and health insurance and other medical benefits as Cobra makes available generally to individuals serving at senior corporate levels.

8. If at any time during the term of this agreement, you die or are deemed to be disabled, Cobra may immediately terminate this agreement. For the purpose of this agreement, you shall be deemed to be disabled if you are physically or mentally unable to perform your duties hereunder for a period of 180 consecutive days.

9. Notwithstanding any other provision of this agreement, except as provided in Paragraph 12, Cobra may immediately terminate your employment for any reason. In the event of such a termination, Cobra shall pay to you an amount equal to your regular annual salary, payable in 12 equal monthly installments and shall continue your then existing medical and health benefits for one year from the date of your termination provided that, if in such one year period you obtain employment elsewhere, an independent contract or any other type of engagement providing you with salary, commission or any other type of compensation or benefits, or both, Cobra's obligation to make such salary payments and benefits to you, as provided in this sentence, shall be reduced by the salary, commission or any other type of compensation and benefits, respectively, payable to you from such employment, contract or engagement. Additionally, you will be paid a pro-rata bonus for the period during the year you were with the Company, the amount to be based upon the actual year-end results. All of your remaining benefits, including the continued vesting of all amounts under your stock option and deferred compensation plans, shall immediately end upon your termination of employment. Notwithstanding any other provision of this Paragraph 9, if your employment is terminated as a result of your death, disability, or for cause, Cobra shall pay to you only such salary or benefits as may be due to you through the date of such termination. After the payment of the amounts set forth in this Paragraph 9, you shall have no further rights to recover any amounts under this agreement. For cause shall mean your engaging in any embezzlement or misappropriation of corporate funds, other acts of dishonesty, activities materially harmful to the reputation of Cobra, willful refusal to perform or substantial disregard of your assigned duties, violation of any statuary or common law duty of loyalty to Cobra, or other material breach of this agreement.



Mr. Stephen M. Yanklowitz
September 23, 1994
Page 3


10. For a one year period following the termination of your employment by your decision, you shall not for the benefit of yourself or any business or other entity solicit, directly or indirectly, Cobra employees or customers of Cobra for products which are currently marketed or which have been announced by the Company. In addition, at no time following the termination of your employment shall you disclose or in any way use the confidential and proprietary information obtained during the course of your employment with Cobra, including, but not limited to Cobra's financial and product information and information relating to Cobra's customer and supplier relations.

11. If, at any time of enforcement of any provisions of Paragraph 10, a court holds that the restrictions stated therein are unreasonable under the circumstances then existing, you agree that the maximum period, scope, or geographical area reasonable under such circumstances will be substituted for the stated period, scope, or area.

12. In the event your employment hereunder is terminated by Cobra within six (6) months prior to, or within thirty-six months following, a "Change of Control" (as defined below) of Cobra, for any reason, other than your death, disability, or for cause, Cobra shall, within five business days following such termination, pay to you an amount equal to one hundred fifty percent (150%) of your regular annual salary, plus all other amounts then due and owing to you under this agreement; provided, however, that if such payment pursuant to this Paragraph 12 would result in your incurring excise tax liabilities pursuant to
     Section 4999 of the Internal Revenue Code, then such payment shall be reduced to the maximum amount which could be paid to you without incurring such excise tax liabilities. In addition, you will be paid a pro-rata bonus for the period of the year you were employed by the Company, the amount to be based upon the actual year end results.
     After the payment to you of such amount, you shall have no further right to recover any amounts under this agreement.

     For the purpose of this agreement, a Change of Control shall be deemed to have occurred if: (a) any person, including a "group" within the meaning of Section 13 (d)(3) of the Securities Exchange Act of 1934, as amended, acquires the beneficial ownership of, and the right to vote, shares having at least 20 percent of the aggregate voting power of the class or classes of capital stock of Cobra having the ordinary and sufficient voting power (not depending upon the happening of a contingency) to elect at least a majority of the directors of the board of directors of Cobra or (b) as the result of any tender or exchange offer, substantial purchase of Cobra's equity securities, merger consolidation, sale of assets or contested election, or any combination of the foregoing transactions, the persons who were directors of Cobra immediately prior to such transaction or transactions shall not constitute a majority of the board of directors (or of the board of directors of any successor to or assign of Cobra) immediately after the next meeting of stockholders of Cobra (or such successor or assign) following such transaction.



Mr. Stephen M. Yanklowitz
September 23, 1994
Page 4


13. You acknowledge that the services to be rendered by you hereunder are unique and personal. Accordingly, you may not assign any of your rights or delegate any of your duties or obligations under this agreement. Cobra may assign its rights, duties or obligations under this agreement to a purchaser or transferee of all, or substantially all, of the assets of Cobra.

14. Cobra's future waiver of any breach by you of any provision of this agreement or failure to enforce any such provision with respect to you shall not operate or be construed as a waiver of any subsequent breach by you of any such provision or of Cobra's right to enforce any such provision with respect to you. No act or omission of Cobra shall constitute a waiver of any of its rights hereunder except for a written waiver signed by an officer of Cobra.

15. As Chief Operating Officer, you shall be entitled to the benefits, and shall be under the coverage, of Cobra's Directors and Officer Liability and Corporate Reimbursement Insurance Policy. Further, you shall be included within the group of officers entitled to indemnification as provided in Cobra's by-laws.

16. This agreement embodies the entire agreement and understanding of the parties hereto with respect to the matters described herein and supersedes any and all prior and/or contemporaneous agreements and understandings, oral or written, between the parties.

17. This agreement shall be, in all respects, construed in accordance with and governed by the laws of the State of Illinois.

Steve, we are extremely pleased that you have commenced your employment with Cobra. We believe that the terms outlined in this letter are consistent with that which we have discussed. If you are in agreement, please sign in the appropriate place below and return to me as soon as possible.

                              Sincerely,

                              COBRA ELECTRONICS CORPORATION


                              By: JERRY KALOV

                              President and Chief Executive Officer

By:  STEPHEN M. YANKLOWITZ

JK/jb
cc:  William Carmichael
     Samuel Horberg
     Carl Korn
     Gerry Laures
     James Marovitz
     Harold Schwartz

EXHIBIT 10-21
                      AMENDMENT TO EMPLOYMENT AGREEMENT

          This Amendment (this "Amendment") to the Employment Agreement dated as of January 1, 1988 (the "Agreement") between Cobra Electronics Corporation (formerly known as Dynascan Corporation), a Delaware corporation (the "Company"), and Jerry Kalov (the "Executive") is entered into as of December 15, 1994. Capitalized terms used and not defined herein shall have the meanings ascribed to them in the Agreement.

          WHEREAS, the Executive has been employed by the Company as its Chief Executive Officer pursuant to the Agreement since January 1, 1988 and prior thereto had been employed by the Company in such capacity pursuant to a predecessor employment agreement;

          WHEREAS, the Executive has voluntarily foregone certain amounts of Base Salary provided for by Section 4(a) of the Agreement for the years 1992 and 1993, as well as for the year 1994 through the date of this Amendment, and is willing to continue to do so for the remaining term of the Agreement; and

          WHEREAS, the Company and the Executive desire to amend the Agreement as provided herein in consideration for the Executive having foregone, and continuing to forego, such amounts of Base Salary.

          NOW, THEREFORE, in consideration of the premises and the agreements and covenants contained herein, the Company and the Executive hereby agree as follows:

          1. Employment and Term. Section 1 of the Agreement is hereby amended by deleting the date "December 31, 1997" from the first and third sentences thereof and substituting the date "January 1, 1998" therefor.

          2. Basic Compensation. The first sentence of Section 4(a) of the Agreement is hereby amended as follows:

          (a) Such sentence is amended by adding after the date "January 1, 1989" the following: "and ending December 31, 1991".

          (b) Such sentence is further amended by adding at the end thereof the following: ",and thereafter the Executive's Base Salary shall be: for the year 1992 $345,074 per annum; for the year 1993 $311,519 per annum; and for the years 1994 through 1997, inclusive, $300,000 per annum".

          3. Bonus Payments. Section 5 of the Agreement is hereby amended as follows:

               (a) The first sentence of Section 5 is amended by adding after the number ".015" the following: "for the years 1988 through 1993, inclusive, and .04 for the years 1994 through 1997, inclusive,".

               (b) The last sentence of Section 5 is amended by adding after the words "Employment Period" the following: "ending prior to January 1, 1994".

          4. Plan of Deferred Compensation. Section 6 of the Agreement is hereby amended by adding the following two provisos at the end of the second sentence thereof:

               "; provided, however, that in no event shall the amount payable by the Company pursuant to this Section 6 be less than the amount that would have been payable pursuant to this
               Section 6 had the Executive's Base Salary for the years 1992, 1993, 1994, 1995, 1996 and 1997 been $358,946, $369,679,
               $380,954, $396,192, $412,040 and $428,522, respectively, and had the Executive's Bonus been zero for each of the years 1992 through 1997, inclusive; and provided, further, that in no event shall the amount payable by the Company pursuant to this Section 6 be more than the amount that would have been payable pursuant to this Section 6 had the Executive's Base Salary for each of the years 1992 through 1997, inclusive, been equal to the respective amounts set forth in the preceding proviso and had the Executive's Bonus for each of the years 1994 through 1997, inclusive, been 50% of the Executive's Base Salary for each such year."

          5. Stock Options. The first paragraph of Section 7(b) of the Agreement is hereby amended by adding after the fifth sentence thereof the following sentence:

               "In addition, on May 9, 1994, the Executive shall be granted pursuant to the 1988 Stock Option Plan an incentive stock option (within the meaning of Section 422 of the Code) to purchase 100,000 shares of the Company's Common Stock, $.33-1/3 par value, at a price of $2.625 per share, such price being equal to the closing price of such Common Stock on the Nasdaq National Market on May 9, 1994. Such incentive stock option shall be exercisable with respect to 25,000 shares on May 10, 1994 in accordance with the approval heretofore given by the Board of Directors pursuant to Section 5(f)(i) of the 1988 Stock Option Plan, and shall become exercisable, in cumulative installments, as to an additional 25,000 shares on each of May 10, 1995, May 10, 1996 and May 10, 1997. In the event that the employment of the Executive shall be terminated by the Company for any reason other than for Cause (as such term is defined in Section 9(b) hereof) prior to May 10, 1997, such termination shall be deemed to constitute the retirement of the Executive with the approval of the Company for purposes of Section 5(e) of the 1988 Stock Option Plan, and such incentive stock option shall becomeexercisable, in accordance with the approval heretofore given by the Board of Directors pursuant to Section 5(e) of the 1988 Stock Option Plan, as to all shares subject thereto as of the date of such termination. All other terms of such incentive stock option and all other obligations of the Company with respect thereto, including the obligation of the Company to extend credit upon the exercise of such option, shall be the same as the terms of, and obligations with respect to, the option to purchase 321,000 shares referred to above in this Section
               7(b). The Company shall use its best efforts as soon as administratively possible to cause the 100,000 shares of Common Stock subject to the incentive stock option granted on May 9, 1994 to be registered pursuant to an effective registration statement on Form S-8, and the Company shall use its best efforts to enable such shares to be eligible for resale pursuant to Rule 144 under the Securities Act (without regard to the holding period condition of Rule 144(d))."

          6. Termination of Employment. The first sentence of Section 9(a) of the Agreement is hereby amended by deleting therefrom the date "December 31, 1997" and substituting therefor the date "January 1, 1998".

          7. Term Loan Promissory Note. The Company and the Executive shall execute an Amended and Restated Term Loan Promissory Note ("Amended Note") in the form attached hereto concurrently with the execution of this Amendment, which Amended Note shall provide (i) that the interest rate from and after the original execution date of the Term Loan Promissory Note between the parties dated December 31, 1990 ("Original Note") shall be the appropriate applicable federal rate adjusted and applied on the first day of each calendar month during the term of the Amended Note (including the term of the Original Note) and (ii) the term of the Amended Note shall be extended to December 30, 1997. The Company and the Executive agree and understand that it was the original intent of the parties to applythe appropriate applicable federal rate described in the prior sentence from the original date of the Original Note. The Company and the Executive agree and understand that it is the current intent of the parties to extend the term of the Original Note to December 30, 1997 as described in this Section 7.

          8. Payment of Expenses. The Company acknowledges that this Amendment was initiated by it and is principally for its convenience and agrees to pay the costs and expenses incurred by the Executive in connection with the Executive's review and execution hereof.

          IN WITNESS WHEREOF, the Company has caused this Amendment to be executed by its duly authorized officer and the Executive has executed this Amendment as of the day and year first above written.

                              COBRA ELECTRONICS CORPORATION

                              By    GERALD M. LAURES
                                 --------------------------

                              EXECUTIVE:

                                    JERRY KALOV
                                 --------------------------

EXHIBIT 10-22

               AMENDED AND RESTATED TERM LOAN PROMISSORY NOTE


$1,250,000.00                                Dated:  As of December 31, 1990


          FOR VALUE RECEIVED, the undersigned, JERRY KALOV (the "Borrower"), HEREBY UNCONDITIONALLY PROMISES TO PAY to the order of COBRA ELECTRONICS CORPORATION (formerly known as DYNASCAN CORPORATION), a Delaware corporation (the "Company"), at its office at 6460 Cortland Street, Chicago, Illinois 60635, or at such other place as the holder of this Amended and Restated
Term Loan Promissory Note ("Term Loan Note") may from time to time designate in writing, in lawful money of the United States of America and in immediately available funds, the principal sum of ONE MILLION TWO HUNDRED FIFTY THOUSAND AND NO/100 DOLLARS ($1,250,000.00) ("Original Principal Amount"), together with interest on the unpaid principal balance at the rate provided below from the date hereof until the principal amount is paid in full. This Term Loan Note is referred to in, and was executed pursuant to, that certain Employment Agreement dated as of January 1, 1988 (as amended, restated, supplemented or otherwise modified from time to time, the "Employment Agreement") between the Company and the Borrower, pursuant to which the Company agrees to extend credit to the Borrower for the purpose of the Borrower's exercising any of the options (the "Options") granted under the "1985 Stock Option Plan" referred to in the Employment Agreement for an amount equal to the full option exercise price of shares of the common stock of the Company (the "Common Stock") received upon the exercise of any of the Options. The Original Principal Amount under this Term Loan Note is based on the Borrower's exercise of each of its 375,000 options to purchase one share of the Common Stock at an exercise price of three dollars and thirty-three and one-third cents per share.

          The entire principal indebtedness evidenced hereby, together with all accrued but unpaid interest thereon, shall be payable in one installment on December 30, 1997 (the "Maturity Date"); provided, however, that the Borrower may, at his option and without penalty or premium, prepay the outstanding principal balance and accrued interest thereon, or any portion thereof, at any time prior to the Maturity Date. Any such prepayment of less than the entire outstanding principal balance hereof shall be applied first to all accrued but unpaid interest hereunder, and second to the unpaid principal balance hereof. Interest shall accrue on the unpaid principal balance hereof from the date hereof set forth above until the principal amount is paid in full at the per annum rate equal to the minimum applicable federal rate required to avoid the imputation of interest under the Internal Revenue Code of 1986, as amended, adjusted and applied on the first day of each calendar month during the term of this Term Loan Note. In the event that the Borrower fails to pay the interest accruing as of December 30 in any year during the term of this Term Loan Note, such unpaid interest shall be added to the outstanding principal balance hereof. The Borrower further agrees to pay all costs and expenses incurred by the Company in connection with the collection or enforcement of the Borrower's obligations hereunder.

          In order to secure the prompt and complete payment, observance and performance of all of the Borrower's obligations and liabilities hereunder (the "Obligations"), the Borrower has executed that certain Pledge Agreement of even date herewith in favor of the Company, pursuant to which the Borrower grants to the Company a continuing security interest in all of the Common Stock of the Company received by the Borrower upon the exercise of any or all of the Options (the "Common Stock"). In the event the Borrower disposes of any of the Common Stock received upon the exercise of any of the Options for which credit has been extended by the Company, the Borrower shall pay to the Company an amount equal to the lesser of (i) the total amount of the proceeds of such disposition and (ii) the amount of the unpaid principal hereof and interest accruing thereon multiplied by a fraction, the numerator of which is the number of shares of the Common Stock for which the proceeds are received, and the denominator of which is 375,000, to be applied to the unpaid principal balance hereof and the interest accruing thereon. To the extent the amount of such payment of proceeds is less than the entire outstanding principal balance hereof, such payment of proceeds shall be applied to unpaid principal and interest as specified above.

          Each of the following shall constitute an Event of Default under this Term Loan Note:

          (1) Borrower fails to pay when due, whether by acceleration or otherwise, any payment required under this Term Loan Note;

          (2) Borrower generally fails to pay, or admits in writing his inability to pay, his debts as they mature, or applies for, consents to, or acquiesces in the appointment of a trustee, receiver or other custodian for the Borrower or for a substantial part of the Borrower's property, or makes a general assignment for the benefit of creditors; or, in the absence of such application, consent or acquiescence, a trustee, receiver or other custodian is appointed for the Borrower or for a substantial part of the Borrower's property, or any bankruptcy, debt arrangement or other proceeding under any bankruptcy or insolvency law is instituted by or against the Borrower, or any warrant of attachment or similar legal process is issued against any substantial part of the property of the Borrower, and such trustee, receiver, custodian, proceeding or process, as the case may be, is not discharged, satisfied, dismissed, stayed or lifted, as applicable, within thirty (30) days; and

          (3) There shall be entered against the Borrower one or more judgments or decrees in excess of $500,000.00 in the aggregate at any one time outstanding, excluding those judgments or decrees (a) that shall have been outstanding less than thirty (30) calendar days from the entry thereof or (b) for and to the extent to which the Borrower is insured and with respect to which the insurer has assumed responsibility in writing or for and to the extent to which the Borrower is otherwise indemnified if the terms of such indemnification are satisfactory to the Company.

In the event that one or more Events of Default described in (2) above shall occur, the Obligations shall be immediately due and payable without demand, notice or declaration of any kind whatsoever. In the event an Event of Default other than one described in (2) above shall occur, the Company, in its sole discretion, may declare the Obligations due and payable without demand or notice of any kind whatsoever, whereupon all of the Obligations shall be immediately due and payable. The Company shall promptly advise the Borrower of any such declaration, but failure to do so shall not impair the effect of such declaration.

          To the extent not waived in the preceding paragraph, demand, presentment, protest and notice of nonpayment and protest are hereby waived by the Borrower.

          This Term Loan Note has been delivered at and shall be deemed to have been made at Chicago, Illinois and shall be interpreted and the rights and liabilities of the parties hereto determined in accordance with the internal laws (as opposed to the conflicts of law provisions) of the State of Illinois. Whenever possible each provision of this Term Loan Note shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Term Loan Note shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Term Loan Note. THIS TERM LOAN NOTE IS NON-NEGOTIABLE AND UNDER NO CIRCUMSTANCES SHALL THE SAME
BE CONSTRUED AS A NEGOTIABLE INSTRUMENT UNDER THE UNIFORM COMMERCIAL CODE,
AS ENACTED IN ANY RELEVANT JURISDICTION. Whenever in this Term Loan Note reference is made to the Company or the Borrower, such reference shall be deemed to include, as applicable, a reference to their respective successors and assigns. The provisions of this Term Loan Note shall be binding upon and shall inure to the benefit of said successors and assigns. The
Borrower's successors and assigns shall include, without limitation, a receiver, trustee or debtor-in-possession of or for the Borrower, and a legal representative or designated beneficiary under the Employment Agreement.

          This Term Loan Note amends and restates that Term Loan Promissory Note of the Borrower, dated December 31, 1990, payable to the Company in the principal amount of $1,250,000.

          IN WITNESS WHEREOF, the Borrower has executed this Term Loan Note on December 15, 1994, effective as of December 31, 1990.


                                        JERRY KALOV
                                ----------------------------
                                        Jerry Kalov

EXHIBIT 21

                         COBRA ELECTRONICS CORPORATION



                         SUBSIDIARIES OF THE REGISTRANT
                         ------------------------------



                                                        State or
Other
Name Under Which Subsidiary          Ownership
Jurisdiction
       Does Business                 Percentage        of
Incorporation
- - ---------------------------          ----------
- - ----------------

Cobra Electronics (HK)
  Limited                               100%               Hong
Kong


Dynascan Europe Limited                 100%                England

EXHIBIT 23


                           DELOITTE & TOUCHE LLP



                       INDEPENDENT AUDITORS' CONSENT
                       -----------------------------


We consent to the incorporation by reference in Registration Statement Nos. 33-25973 and 33-24459 of Cobra Electronics Corporation and subsidiaries of our report dated March 2, 1995, appearing in this Annual Report on Form 10-K of Cobra Electronics Corporation and subsidiaries for the year ended December 31, 1994.


DELOITTE & TOUCHE LLP

Chicago, Illinois
March 24, 1995





EXHIBIT 23


                             ARTHUR ANDERSEN LLP


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   -----------------------------------------


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 33-25973 and 33-24459. It should be noted that we have not audited any financial statements of the Company subsequent to December 31, 1993.


ARTHUR ANDERSEN LLP

Chicago, Illinois
March 27, 1995

EXHIBIT 27


                         COBRA ELECTRONICS CORPORATION



                            FINANCIAL DATA SCHEDULE
                            -----------------------