Form 10-Q
period 1995-03-31
COBRA ELECTRONICS CORP
filed 1995-05-15
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q

  (Mark One)

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     ---  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995

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


Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, Par Value $.33 1/3 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                              ---   ---

Number of shares of Common Stock of Registrant outstanding at May 5,
1995:     6,226,648

                              PART I
                      FINANCIAL INFORMATION

Item 1.   Financial Statements

          Cobra Electronics Corporation and Subsidiaries
          Condensed Consolidated Statements of Operations
             (in thousands, except per share amounts)

                                     For the Three Months Ended
                                             (Unaudited)
                                    -----------------------------
                                      March 31,       March 31,
                                         1995            1994
                                    -------------   -------------
Net sales.......................... $   20,737      $   18,481
Cost of sales......................     16,938          14,890
                                    -------------   -------------
  Gross profit.....................      3,799           3,591

Selling, general and
  administrative expense...........      3,762           3,167
                                    -------------   -------------
  Operating income.................         37             424

Other expense:
  Interest expense.................        315             219
  Other, net.......................         15             103
                                    -------------   -------------
Income(loss)before taxes...........       (293)            102
Provision (benefit)for taxes.......        ---             ---
                                    -------------   -------------
Net income(loss)................... $     (293)     $      102
                                    =============   =============

Net income(loss)per share.......... $    (0.05)     $     0.02
                                    =============   =============

Weighted average number of common
  shares and common share
  equivalents outstanding..........      6,227           6,232
                                    =============   =============

Cash dividends.....................       None            None
                                    =============   =============

The accompanying notes are an integral part of these financial statements.

               Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                         (dollars in thousands)

                                         As of         As of
                                        March 31,   December 31,
                                          1995          1994
                                       (Unaudited)   (Unaudited)
                                      ------------  ------------
ASSETS:

Current assets:
  Cash............................... $      258    $      197
  Receivables, less allowance for
    doubtful accounts of $764 at
    March 31, 1995 and $638
    at December 31, 1994.............     11,979        10,280
  Inventories, primarily finished
    goods............................     16,523        15,627
  Other current assets...............      1,613         1,399
                                      ------------  ------------
  Total current assets...............     30,373        27,503
                                      ------------  ------------
Property, plant and equipment,
  at cost:
  Land...............................        593           593
  Building and improvements..........      6,853         6,848
  Tooling and equipment..............     14,231        13,837
                                      ------------  ------------
                                          21,677        21,278
  Accumulated depreciation and
    amortization.....................    (14,742)      (14,294)
                                      ------------  ------------
  Net property, plant and equipment..      6,935         6,984
                                      ------------  ------------
Other assets.........................      5,953         5,855
                                      ------------  ------------
Total assets......................... $   43,261    $   40,342
                                      ============  ============

The accompanying notes are an integral part of these financial statements.

               Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                         (dollars in thousands)

                                         As of         As of
                                        March 31,   December 31,
                                          1995          1994
                                       (Unaudited)   (Unaudited)
                                      ------------  ------------
LIABILITIES AND SHAREHOLDERS'
  EQUITY:

Current liabilities:
  Accounts payable................... $    5,919    $    3,422
  Accrued liabilities................      6,302         6,030
  Short-term debt....................     11,904        11,461
                                      ------------  ------------
  Total current liabilities..........     24,125        20,913
                                      ------------  ------------

Shareholders' equity:
  Preferred stock, $1 par value,
    shares authorized-1,000,000;
    none issued......................        ---           ---

  Common stock, $.33 1/3 par
    value, 12,000,000 shares
    authorized; 7,039,100 issued
    and 6,226,648 outstanding at
    both March 31, 1995 and
    December 31, 1994................      2,345         2,345
  Paid-in capital....................     22,118        22,118
  Retained earnings..................      1,831         2,124
                                      ------------  ------------
                                          26,294        26,587
  Treasury stock, at cost............     (5,545)       (5,545)
  Note receivable from officer's
    exercise of stock options........     (1,613)       (1,613)
                                      ------------  ------------
  Total shareholders' equity.........     19,136        19,429
                                      ------------  ------------
Total liabilities and shareholders'
  equity............................. $   43,261    $   40,342
                                      ============  ============

The accompanying notes are an integral part of these financial statements.

          Cobra Electronics Corporation and Subsidiaries
          Condensed Consolidated Statements of Cash Flows
                      (dollars in thousands)

                                          For the Three Months Ended
                                                  (Unaudited)
                                         -----------------------------
                                           March 31,       March 31,
                                              1995            1994
                                         -------------   -------------
Cash flows from operating activities:

Net income(loss) from operations........ $     (293)     $      102

Adjustments to reconcile net income
  (loss) from operations to net cash
  provided by operating activities:

  Depreciation and amortization.........        488             500
  Changes in assets and liabilities:
    Receivables.........................     (1,699)          5,017
    Inventories.........................       (896)            123
    Other current assets................       (238)           (392)
    Other assets........................        113             (54)
    Accounts payable....................      2,497            (200)
    Accrued liabilities.................        272            (315)
                                         -------------   -------------
  Net cash provided by operating
    activities..........................        244           4,781
                                         -------------   -------------
Cash flows from investing activities:
  Capital expenditures..................       (402)           (130)
  Net cash used for discontinued
    operation...........................       (224)           (142)
                                         -------------   -------------
  Net cash used for investing
    activities..........................       (626)           (272)
                                         -------------   -------------
Cash flows from financing activities:
  Net borrowing (repayments) under
    line-of-credit agreement............        443          (4,225)
                                         -------------   -------------
  Net cash provided by (used for)
    financing activities................        443          (4,225)
                                         -------------   -------------

Net increase in cash                             61             284
Cash at beginning of period                     197             176
                                         -------------   -------------
Cash at end of period                    $      258      $      460
                                         =============   =============

The accompanying notes are an integral part of these financial statements.

          Cobra Electronics Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Consolidated Balance Sheet as of December 31, 1994 has been derived from the audited consolidated balance sheet as of that date. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

(1) PURCHASE ORDERS AND COMMITMENTS:

At March 31, 1995, the Company had outstanding purchase orders with foreign suppliers totaling approximately $28.2 million compared to $22.3 million as of March 31, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                    ANALYSIS OF RESULTS OF OPERATIONS

First Quarter 1995 vs. First Quarter 1994:
- --------------------------------------------
Sales for the first quarter of 1995 increased by 12.2% to $20.7 million compared to $18.5 million for the prior year period. The sales growth was primarily due to increased sales of CB radios, which reflected strong demand for several of the Company's models, including the new weather-alert CBs that were introduced in the second quarter of 1994. Sales for the Company's other product lines approximated the prior year.

Gross margin declined slightly to 18.3% in the current period from 19.4% for the prior year. The decline was due to higher service costs, primarily in connection with the expansion of the Company's consumer hotline, (1-800-COBRA22). Although the expansion of the consumer hotline began in the first quarter of 1994, the associated ongoing costs were not
fully realized until the second quarter of 1994.   This expansion was
implemented to enable the Company to answer all of its calls from consumers for installation and operational assistance--to partially offset the lack of skilled sales personnel in many retail stores--as well as for information on where to purchase Company products.

Selling, general and administrative expenses increased to $3.8 million in the current quarter compared to $3.2 million in the prior year. The increase was due primarily to higher marketing and product development costs incurred to increase sales by expanding the Company's distribution and product offerings. Also, payroll costs increased over the prior year reflecting additions to strengthen senior management and sales staff.

Interest expense for the current quarter increased $96,000 compared to the prior year. Interest rates under the Company's line-of-credit agreement are tied to market interest rates, which have increased from the prior year period.


                   LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated cash of $244,000 during the current period. Increases in receivables and inventories were funded primarily by an increase in accounts payable. The higher accounts payable balance reflected increased obligations for purchases of inventory from suppliers. Capital expenditures of $402,000 related primarily to investments in tooling for new products. At March 31, 1995, the Company had approximately $5 million of unused credit line.

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

  a) Exhibits:

     Exhibit No.      Description
     -----------      ------------------------------------------------
         27           Financial data schedule required under
                      Article 5 of Regulation S-X


  b) During the quarter, the Company filed Current Reports on Form 8-K as follows:

     Form Type   Date of Report  Items Reported
     ----------  --------------  --------------------------------------
     Form 8-K        1/11/95     Item 5.  Other Events

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COBRA ELECTRONICS CORPORATION

                                   By   Gerald M. Laures
                                      ----------------------------
                                        Gerald M. Laures
                                        Vice President - Finance,
                                          and Corporate Secretary


Dated:  May 12, 1995