Form 10-Q
period 1995-06-30
COBRA ELECTRONICS CORP
filed 1995-08-14
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q


  (Mark One)

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     ---  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

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

Number of shares of Common Stock of Registrant outstanding at August 11, 1995: 6,226,648

                              PART I
                      FINANCIAL INFORMATION

Item 1.   Financial Statements

          Cobra Electronics Corporation and Subsidiaries
          Condensed Consolidated Statements of Operations
             (in thousands, except per share amounts)

                         For the Three Months Ended    For the Six Months Ended
                                (Unaudited)                   (Unaudited)
                        ----------------------------   ------------------------
                        June 30,        June 30,       June 30,      June 30,
                          1995            1994           1995          1994
                        --------        --------       --------      --------
Net sales.............. $  21,350       $  21,132      $ 42,087      $ 39,613
Cost of sales..........    17,066          17,480        34,004        32,370
                        ---------       ---------      --------      --------
  Gross profit.........     4,284           3,652         8,083         7,243

Selling, general and
 administrative expense     4,152           3,448         7,914         6,615
                        ---------       ---------      --------      --------
  Operating income.....       132             204           169           628

Other expense:
  Interest expense.....       398             241           713           460
  Other, net...........       (60)            (91)          (45)           12
                        ----------      ----------      --------      -------
Income(loss)before taxes     (206)             54          (499)          156
Provision (benefit)
  for taxes.............      ---             ---           ---           ---
                        ----------      ----------      ---------      -------
Net income(loss)........$    (206)      $      54       $   (499)      $   156
                        ==========      =========       =========      =======

Net income(loss)
  per share.............$    (0.03)     $     0.01      $  (0.08)      $ 0.03
                        ===========     ==========      =========      ======
Weighted average number
  of common shares and
  common share
  equivalents outstanding    6,227           6,236          6,227        6,233
                        ==========       =========       ========       ======

Cash dividends..........      None            None           None         None
                        ==========       =========       ========       ======

The accompanying notes are an integral part of these financial statements.

               Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                         (dollars in thousands)

                                         As of            As of
                                        June 30,       December 31,
                                          1995            1994
                                       (Unaudited)      (Unaudited)
                                      ------------     ------------
ASSETS:

Current assets:
  Cash................................$      111        $      197
  Receivables, less allowance for
    doubtful accounts of $1,074 at
    June 30, 1995 and $638 at
    December 31, 1994.................    13,437            10,280
  Inventories, primarily finished goods   18,403            15,627
  Other current assets................     1,836             1,399
                                      ----------        ----------
  Total current assets................    33,787            27,503
                                      ----------        ----------
Property, plant and equipment,
  at cost:
  Land................................       593               593
  Building and improvements...........     6,891             6,848
  Tooling and equipment...............    14,977            13,837
                                      ----------         ---------
                                          22,461            21,278
  Accumulated depreciation and
    amortization......................   (15,202)          (14,294)
                                      -----------        ----------
  Net property, plant and equipment...     7,259             6,984
                                      ----------         ---------

Other assets..........................     5,589             5,855
                                      ----------         ---------
Total assets......................... $   46,635         $  40,342
                                      ==========         =========

The accompanying notes are an integral part of these financial statements.

<PAGE)
               Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                         (dollars in thousands)

                                        As of              As of
                                       June 30,         December 31,
                                         1995               1994
                                      (Unaudited)       (Unaudited)
                                      ------------      ------------
LIABILITIES AND SHAREHOLDERS'
  EQUITY:

Current liabilities:
  Accounts payable....................$    4,773         $    3,422
  Accrued liabilities.................     6,713              6,030
  Short-term debt.....................    16,219             11,461
                                      ----------         ----------
  Total current liabilities...........    27,705             20,913
                                      ----------         ----------
Shareholders' equity:
  Preferred stock, $1 par value,
    shares authorized-1,000,000;
    none issued.......................       ---               ---

  Common stock, $.33 1/3 par value,
    12,000,000 shares authorized;
    7,039,100 issued and 6,226,648
    outstanding at both June 30, 1995
    and December 31, 1994.............     2,345              2,345
  Paid-in capital.....................    22,118             22,118
  Retained earnings...................     1,625              2,124
                                      ----------         ----------
                                          26,088             26,587
  Treasury stock, at cost.............    (5,545)            (5,545)
  Note receivable from officer's
    exercise of stock options.........    (1,613)            (1,613)
                                      -----------        -----------
  Total shareholders' equity..........    18,930             19,429
                                      ----------         ----------
Total liabilities and shareholders'
   equity.............................$   46,635         $   40,342
                                      ==========         ==========

The accompanying notes are an integral part of these financial statements.

<PAGE)


                Cobra Electronics Corporation and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                            (dollars in thousands)

                                          For the Six Months Ended
                                                  (Unaudited)
                                         -----------------------------
                                           June 30,            June 30,
                                             1995                1994
                                         -------------       -------------
Cash flows from operating activities:
Net income (loss) from operations........$     (499)         $      156

Adjustments to reconcile net income (loss)
   from operations to net cash provided by
   (used for) operating activities:
  Depreciation and amortization..........     1,025               1,040
  Changes in assets and liabilities:
    Receivables..........................    (3,157)              3,796
    Inventories..........................    (2,776)                668
    Other current assets.................      (464)               (466)
    Other assets.........................       456                 (65)
    Accounts payable.....................     1,351                 (55)
    Accrued liabilities..................       683                (644)
                                         ----------           ----------
  Net cash provided by (used for)
     operating activities................    (3,381)              4,430
                                         -----------          ---------
Cash flows from investing activities:
  Capital expenditures..................     (1,217)               (465)
  Net cash used for discontinued operation     (246)               (178)
                                         -----------          ----------
  Net cash used for investing activities.    (1,463)               (643)
                                         -----------          ----------
Cash flows from financing activities:
  Net borrowing (repayments) under
    line-of-credit agreement............      4,758              (3,360)
                                        -----------            ---------
  Net cash provided by (used for)
    financing activities................      4,758              (3,360)
                                        -----------            ---------

Net increase (decrease) in cash.........        (86)                427
Cash at beginning of period.............        197                 176
                                        -----------            --------
Cash at end of period...................$       111            $    603
                                        ===========            ========

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

(1) PURCHASE ORDERS AND COMMITMENTS:

At June 30, 1995, the Company had outstanding purchase orders with foreign suppliers totaling approximately $25.7 million compared to $25.3 million as of June 30, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    ANALYSIS OF RESULTS OF OPERATIONS

Second Quarter 1995 vs. Second Quarter 1994:
-------------------------------------------
Sales for the second quarter of 1995 increased to $21.4 million from $21.1 million for the second quarter of 1994. The sales growth was primarily due to increased sales of answering systems, because of new all-digital models that were not available in 1994, and higher international sales of CB radios and other products. Partially offsetting these increases was a decline in cordless phone sales mainly because of volume generated in 1994 from a special promotion with one of the company's major customers.

Gross margin increased to 20.1% in the current quarter from 17.3% for the prior year's quarter. The increase reflected improved margins in all of the company's major product lines, except for cordless phones. The improved margins for answering systems and integrated radar/laser detectors were due to new, higher-margin products, while the margin increase for CB radios was due to lower air freight charges in 1995 compared to 1994, when the company had to use more expensive air freight to reduce large back orders for its new line of weather-alert CB radios. Cordless phone margins declined mainly because of lower prices at retail for 10-channel cordless telephones in anticipation of new 25-channel phones due to be introduced by the company and most of its competitors later in the year.

Selling, general and administrative expenses were $4.2 million for the second quarter of 1995 compared to $3.4 million for the same period a year ago.
Much of the increase was due to a favorable adjustment to the company's allowance for doubtful accounts, which reduced bad debt expense in 1994 and reflected an improvement in the quality of the receivable portfolio and favorable collections experience. The company also incurred higher marketing and product development costs in 1995, in order to build sales volume, and higher payroll costs to strengthen its management staff.

Interest expense for the current quarter increased $157,000 compared to the prior year's quarter. A higher level of debt in 1995, because of increased working capital, was the main reason for the increase.


Six Months 1995 vs. Six Months 1994
-----------------------------------
Sales for the first six months of 1995 increased 6.2%, to $42.1 million from $39.6 million for the first six months of 1994. This sales growth resulted primarily from higher sales of CB radios and answering systems, due in part to the introduction of a number of new models. Partially offsetting these increases was a decline in cordless phone sales during the second quarter of 1995 as discussed above.

Gross margin for the current period increased to 19.2% from 18.3% for the prior year period. The increase reflected improved margins in CB radios, answering systems and integrated radar/laser detectors, partially offset by a drop in cordless telephone margins in the second quarter of 1995 as discussed above. The increase in CB, answering system and detector margins were primarily the result of sales of new, higher-margin products not available in 1994.

Selling, general and administrative expenses were $7.9 million for 1995 compared to $6.6 million for 1994. The increase was because of higher marketing and product development costs, incurred to build sales volume, and higher payroll costs to strengthen the company's management staff. In addition, the company had lower bad debt expense in 1994 because of a favorable adjustment to the company's allowance for doubtful accounts, which reflected an improvement in the quality of the receivable portfolio and favorable collections experience.

Interest expense for the current quarter increased $253,000 compared to the prior year as a result of higher interest rates and borrowings required to finance increased working capital levels.


                   LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities amounted to $3.4 million for the first six months of 1995. Most of this was due to increases in receivables and inventories. The increase in receivables was due to higher sales in the first and second quarters of 1995 and lower collections commensurate with 1994 fourth quarter sales, which were lower than seasonally normal because of temporary product shortages. The increase in inventories was primarily because of new all-digital answering system models, which were in short supply at December 31, 1994. The higher accounts payable balance reflected increased obligations for purchases of inventory from suppliers. Capital expenditures of $1.2 million related primarily to investments in tooling for new products. Net cash required for operating activities and capital expenditures were funded by net borrowing under the company's line-of-credit agreement. At June 30, 1995, the Company had approximately $2.7 million of unused credit line.

                                 PART II
                            OTHER INFORMATION

Items   1,  2,  3 and 5 Not Applicable.
---------------------------------------

Item 4. Submission of Matters to a vote of Security Holders
-----------------------------------------------------------
     a)   The 1995 Annual Meeting of Shareholders was held on May 9, 1995.

     b) The following persons were elected as Class III directors of the Company to serve until the 1998 Annual Meeting of Shareholders:

          Name                     Votes For      Votes Withheld
          ----                     ---------      --------------
          William P. Carmichael    5,092,828          125,287
          Carl Korn                5,099,149          118,966

          The Class I directors continuing in office until the 1996 Annual Meeting of Shareholders are Jerry Kalov and Harold D. Schwartz.
          The Class II directors continuing in office until the 1997 Annual Meeting of Shareholders are Samuel B. Horberg and Gerald M. Laures.

     c) The Cobra Electronics Corporation 1995 Stock Option Plan was approved:

               Votes For        Votes Against        Votes Abstaining
             -------------   -------------------   ----------------------
               4,939,304            194,939               80,713

          Because brokers had discretionary authority to vote with respect to each matter submitted to shareholders, no broker non votes were tabulated.

     d)   Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
  a) Exhibits:

     Exhibit No.      Description
     -----------      -----------
         27           Financial data schedule required under
                      Article 5 of Regulation S-X


  b) During the quarter, the Company filed no Current Reports on Form 8-K

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


Dated: August 14, 1995