Form 10-Q
period 1995-09-30
COBRA ELECTRONICS CORP
filed 1995-11-14
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q


  (Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

                                   OR

    ---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X    NO
                            -----     -----

Number of shares of Common Stock of Registrant outstanding at November
11, 1995:   6,226,648

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements



            Cobra Electronics Corporation and Subsidiaries
            Condensed Consolidated Statements of Operations
               (in thousands, except per share amounts)

                          For the Three           For the Nine
                           Months Ended           Months Ended
                           (Unaudited)             (Unaudited)
                     --------------------    --------------------
                     Sept.30,    Sept.30,    Sept.30,    Sept.30,
                       1995        1994        1995        1994
                     --------    --------    --------    --------
Net sales............$ 24,513    $ 21,823    $ 66,600    $ 61,436
Cost of sales........  19,548      17,755      53,552      50,125
                     --------    --------    --------    --------
  Gross profit.......   4,965       4,068      13,048      11,311

Selling, general and
  administrative
  expense............   4,296       4,348      12,210      10,963
                     --------    --------    --------    --------
  Operating income
  (loss).............     669        (280)        838         348

Other expense:
  Interest expense...     519         275       1,232         735
  Other, net.........      46         141           1         153
                     --------    --------    --------    --------
Income(loss) before
  taxes..............     104        (696)       (395)       (540)
Provision (benefit)
  for taxes..........     ---         ---         ---         ---
                     --------    ---------   ---------   --------
Net income(loss).....$    104    $   (696)   $   (395)   $   (540)
                     ========    =========   =========   =========

Net income(loss)
  per share..........$   0.02    $  (0.11)   $  (0.06)   $  (0.09)
                     ========    =========   =========   =========
Weighted average
  number of common
  shares and common
  share equivalents
  outstanding........   6,231       6,241       6,229       6,245
                      =========   ========   =========   =========

Cash dividends.......   None        None       None        None
                      =========   ========   =========   =========

The accompanying notes are an integral part of these financial statements.

            Cobra Electronics Corporation and Subsidiaries
                 Condensed Consolidated Balance Sheets
                         (dollars in thousands)

                              As of               As of
                             September 30,       December 31,
                             1995                1994
                             (Unaudited)         (Unaudited)
                             -------------       ------------
ASSETS:

Current assets:
  Cash.......................$          35       $        197
  Receivables, less allowance
    for doubtful accounts of
    $1,191 at September 30,
    1995, and $638 at December
    31, 1994..................       18,153              10,280
  Inventories, primarily
  finished goods..............       18,726              15,627
  Other current assets........        1,675               1,399
                              -------------      --------------
  Total current assets........       38,589              27,503
                              -------------      --------------
Property, plant and equipment,
  at cost:
  Land........................          593                 593
  Building and improvements...        6,891               6,848
  Tooling and equipment.......       15,319              13,837
                              -------------          ----------
                                     22,803              21,278
  Accumulated depreciation
    and amortization..........      (15,657)            (14,294)
                              --------------         -----------
  Net property, plant and
    equipment.................        7,146               6,984
                              -------------          ----------

Other assets..................        6,942               5,855
                              -------------          ----------
Total assets..................$      52,677          $   40,342
                              =============          ==========

The accompanying notes are an integral part of these financial statements.

             Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (dollars in thousands)

                              As of               As of
                              September 30,       December 31,
                              1995                1994
                              (Unaudited)         (Unaudited)
                              -----------         -----------
LIABILITIES AND SHAREHOLDERS'
   EQUITY:

Current liabilities:

  Accounts payable............$     5,991         $     3,422
  Accrued liabilities.........      6,978               6,030
  Short-term debt.............     20,674              11,461
                              -----------         -----------
  Total current liabilities...     33,643              20,913
                              -----------         -----------
Shareholders' equity:

  Preferred stock, $1 par
    value, shares authorized-
    1,000,000; none issued....        ---                 ---

  Common stock, $.33 1/3 par
    value,12,000,000 shares
    authorized; 7,039,100
    issued and 6,226,648
    outstanding at September
    30, 1995 and December 31,
    1994......................      2,345               2,345

  Paid-in capital.............     22,118              22,118

  Retained earnings...........      1,729               2,124
                              -----------         -----------
                                   26,192              26,587

  Treasury stock, at cost.....     (5,545)             (5,545)

  Note receivable from officer's
    exercise of stock options      (1,613)             (1,613)
                              ------------        ------------
  Total shareholders' equity..     19,034              19,429
                              -----------         -----------

Total liabilities and share-
  holders' equity.............$   52,677          $    40,342
                              ==========          ===========

The accompanying notes are an integral part of these financial statements.

           Cobra Electronics Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows
                        (dollars in thousands)

                                    For the Nine Months Ended
                                             (Unaudited)
                                 --------------------------------
                                 September 30,      September 30,
                                     1995               1994
                                 --------------     -------------
Cash flows from operating activities:
Net loss from operations.........$        (395)     $       (540)

Adjustments to reconcile net loss
   from operations to net cash
   provided by (used for)
   operating activities:
   Depreciation and amortization         1,524             1,570
    Changes in assets and
      liabilities:
    Receivables..................       (7,873)            1,781
    Inventories..................       (3,099)              721
    Other current assets.........         (304)             (466)
    Other assets.................         (883)             (444)
    Accounts payable.............        2,569               341
    Accrued liabilities..........          948              (679)
                                 -------------      -------------
  Net cash provided by (used for)
    operating activities.........       (7,513)            2,284
                                 --------------     ------------
Cash flows from investing
  activities:
  Capital expenditures...........       (1,574)             (938)
  Net cash used for discontinued
    operation....................         (288)             (189)
                                 --------------     -------------
  Net cash used for investing
    activities...................       (1,862)           (1,127)
                                 --------------     -------------
Cash flows from financing
   activities:
  Net borrowing (repayments) under
    line-of-credit agreement.....        9,213              (772)
                                 -------------      -------------
  Net cash provided by (used for)
    financing activities.........        9,213              (772)
                                 -------------      -------------
Net increase (decrease) in cash..         (162)              385
Cash at beginning of period......          197               176
                                 -------------      ------------
Cash at end of period............$          35      $        561
                                 =============      ============
The accompanying notes are an integral part of these financial statements.

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

(1) PURCHASE ORDERS AND COMMITMENTS:

At September 30, 1995, the Company had outstanding purchase orders with suppliers totaling approximately $28.4 million compared to $24.8 million as of September 30, 1994.

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations


               ANALYSIS OF RESULTS OF OPERATIONS

Third Quarter 1995 vs. Third Quarter 1994:
------------------------------------------
Sales for the third quarter of 1995 increased to $24.5 million from $21.8 million for the third quarter of 1994. Sales growth was primarily due to the introduction of new answering and detection system models. Partially offsetting the sales growth was a decrease in 10-channel cordless phone sales because of reduced demand as a result of the FCC's approval of 25-channel cordless phone earlier in the year. The company began shipments of its 25- channel cordless phones late in the third quarter of 1995.

Gross margin increased to 20.3% in the current quarter from 18.6% for the prior year's quarter. The increase reflected improved margins in all of the company's major product lines, except for cordless phones. Most of this margin improvement was due to new, higher-margin products. Cordless phone margins declined mainly because of lower prices at retail for 10-channel cordless telephones in anticipation of new 25-channel phones.

Selling, general and administrative expenses for the third quarter of 1995 were slightly below the expenses for the year ago period despite the higher sales volume. Part of the decrease was due to lower variable selling expenses resulting from changes to some sales programs.

Interest expense for the current quarter increased $244,000 compared to the prior year's quarter as a result of higher borrowings required to finance increased working capital levels.


Nine Months 1995 vs. Nine Months 1994
-------------------------------------
Sales for the nine months ended September 30, 1995 increased to $66.6 million from $61.4 million for the nine months ended
September 30, 1994. This sales growth resulted primarily from higher sales in all of the company's major product lines, except for cordless phones. Much of this sales growth was due to new products. The decline in cordless phone sales reflected lower sales of 10-channel cordless phones because of the impact of 25-channel phones as discussed above.

Gross margin for the nine months increased to 19.6% from 18.4% for the prior year period. The increase reflected new higher margin models of CB radios and answering and detection systems, partially offset by a drop in cordless telephone margins as discussed above.

Selling, general and administrative expenses were $12.2 million for 1995 compared to $10.9 million for 1994. The increase was because of higher marketing and product development costs, incurred to build sales volume, and higher payroll costs to strengthen the company's management staff. In addition, the company had lower bad debt expense in 1994 because of a favorable adjustment to the company's allowance for doubtful accounts, which reflected an improvement in the quality of the receivable portfolio and favorable collections experience.

Interest expense for the period increased $497,000 compared to the prior year as a result of higher borrowings required to finance increased working capital levels.


                   LIQUIDITY AND CAPITAL RESOURCES

Net cash of $7.5 million was used in operating activities during the nine months ended September 30, 1995. The increase in receivables reflected higher 1995 sales as well as the fact that receivables at December 31, 1994 were low because of temporary product shortages, which have since been corrected, that reduced sales volume in the fourth quarter of 1994. Inventory levels increased mainly because of new products, which were not available or in short supply at December 31, 1994. Accounts payable increased because of additional purchases of product on open account from a domestic supplier. The majority of purchases are from foreign suppliers which are financed with letters of credit where payment is made at the time of shipment. The increase in capital expenditures primarily reflected tooling for new products. Net cash used in operating activities and capital expenditures were funded by net borrowing under the Company's line-of-credit agreement. At September 30, 1995, the Company had approximately $2.8 million of unused credit line.

                           PART II
                       OTHER INFORMATION


Items 1,  2,  3, 4 and 5 Not Applicable.
----------------------------------------


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
a) Exhibits:

   Exhibit No.      Description
   -----------      ---------------------------------------------
       27           Financial data schedule required under
                    Article 5 of Regulation S-X


b) During the quarter, the Company filed Current Reports on Form
  8-K as follows:

   Form Type   Date of Report   Items Reported
   ---------   --------------   ---------------------------------
   Form 8-K        9/8/95       Item 5. Other Events

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             COBRA ELECTRONICS CORPORATION


                             By   Gerald M. Laures
                                  ------------------------
                                  Gerald M. Laures
                                  Vice President - Finance,
                                  and Corporate Secretary


Dated: November 14, 1995