Form 10-K
period 1995-12-31
COBRA ELECTRONICS CORP
filed 1996-03-29
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K
  (Mark One)
     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 8, 1996 was approximately
$17,123,282. The number of shares of Registrant's Common Stock outstanding at that date was 6,226,648.

Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 14, 1996, are incorporated by reference into Part III of this Report.

PAGE

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


RECENT DEVELOPMENTS

During the third quarter of 1995, the company entered into a distribution agreement with Code 3, the world's leading producer and distributor of emergency vehicle warning equipment, to market the company's patented, FCC-approved Safety Alert transmitter to police, fire, emergency medical services, road construction and public utility organizations nationwide. The partnership with Code 3 is a major step towards the company's goal of having Safety Alert transmitters on thousands of these organizations' vehicles by the end of 1996. Drivers of police, fire and emergency medical services vehicles are at high risk for serious accidents in performing their duties because, in responding to emergencies, drivers of these vehicles travel in traffic at high speeds or stop where they are exposed to oncoming traffic. Drivers of road construction and public utility vehicles face similar risks of serious accidents when the vehicles they drive are parked or moving slowly on a busy highway. Code 3 estimates that the potential market for the Safety Alert transmitter is 3 million vehicles. The transmitter will sell for approximately $300, making the investment required to equip even a large fleet very modest.

The Safety Alert transmitter consists of a small box with a self-contained transmitter, which is installed easily in the light bars of law enforcement, fire, emergency medical services, road construction and public utility vehicles. It is linked to the emergency light control, so when the emergency lights are turned on, the transmitter automatically sends out a special Safety Alert signal. The Safety Alert transmitter currently produces two frequencies: one for a fast-moving "emergency vehicle" warning and one for a "road hazard" (parked vehicle or slow-moving road construction or public utility vehicle) warning. A third frequency for an approaching "train" warning has been developed and is being tested.

In order to achieve widespread effects on highway safety, the Safety Alert transmitter was designed to emit frequencies that could be picked up by all of the almost 20 million radar detectors now in use. The detectors receive these Safety Alert frequencies and sound an alert identical to the one sounded when a K-band speed monitoring device is used. In addition, the company's "intelligent" detection systems are capable of alerting drivers with a differentiated signal for each of the Safety Alert frequencies. Thus, drivers with the company's "intelligent" detection systems will know that the Safety Alert signal is a warning for an "emergency vehicle," a "road hazard" or a "train".

Signals from the transmitter will be received by any of the 20 million radar detectors in use today, warning drivers to slow down. In addition to three "intelligent" radar/laser detectors that provide special Safety Alert tone and visual signals, the company is developing a "safety-only" receiver, which will only
respond to signals from a Safety Alert transmitter.   As the
number of Safety Alert transmitters in use increases, the company expects this to increase sales of these new intelligent detection systems as current detector owners upgrade their existing units to benefit from the Safety Alert feature and also as drivers, who normally would not purchase a radar detector, consider purchasing a unit that makes driving safer. Presently, there are 190 million cars and light trucks on the road and, of these, only about 10 percent have detection systems.

Also in 1995, the company and General Motors Corporation entered into a long-term licensing agreement which allows the company to sell CB radios to an estimated 8,500 General Motors and Chevrolet dealers throughout the country. The company's CB models will carry the General Motors "Mark of Excellence" and Chevrolet "Bow-Tie" trademarks. The agreement also permits the company to use these trademarks on CB products sold through other channels of distribution. The company expects that combining the Cobra logo with the General Motors and Chevrolet trademarks will appeal to loyal General Motors and Chevrolet owners and other consumers who equate the General Motors and Chevrolet trademarks with quality and performance.


PRODUCTS

The company operates only in the consumer electronics industry.
Principal products include:

    Mobile Electronics:       Citizen Band ("CB") Radios
                              Integrated Radar/Laser Detectors

    Telecommunication:        Cordless Telephones
                              Phone Answering Systems

    Audio:                    Clock Radios


                              -3-
PAGE

The following table shows the company's percentages of net sales by product category for the three years ended December 31, 1995.

                                1995     1994     1993
                                ----     ----     ----
Mobile Electronics Products      68%      67%      61%
Telecommunication Products       31%      32%      31%
Audio Products                    1%       1%       8%
                                ----     ----     ----
Total Net Sales                 100%     100%     100%
                                ====     ====     ====

One of the company's primary strengths is its product sourcing ability. Substantially all of the company's products are manufactured to its specifications and engineering designs by a number of suppliers, primarily in China, Malaysia, Thailand, Japan, and the U.S.A. The company maintains stringent control over the design and production quality of its products. The company has a subsidiary in Hong Kong which helps to seek out new suppliers, monitor technological changes, evaluate new products and product enhancements, and expedite shipments from vendors.

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

The company competes primarily in the United States with various manufacturers and distributors of mobile electronics and telecommunication products. The company competes principally on the basis of product features and price and expects the market for its products to remain highly competitive.

Research, engineering and product development expenditures are expensed as incurred. These expenditures amounted to $1.1 million in 1995 and 1994 and $1 million in 1993.

Except for certain patents, such as the Safety Alert transmitter and Intenna technology, the company does not believe that patents are of material importance to its products. However, should the company develop a unique technology, patents will be applied for to preserve exclusivity, wherever possible.

Mobile Electronics Products:   These products, which include CB
radios and integrated radar/laser detectors, are marketed under the COBRA trademark. Cobra is the leading brand in the CB radio market, which at retail is approximately $150 million annually. This market continues to expand, with growth coming both from the traditional core truck driver segment, which accounts for the largest part of the sales volume and reflects more and more trucks on the highways, and from broader consumer use. For example, CB is benefitting from the recent surge in sales of sport utility vehicles as an increasing percentage of owners view CB radio a necessary part of their "off-road" lifestyle. CB is also experiencing growing popularity with campers, hikers and other outdoor enthusiasts. Also, the company's recent agreement with General Motors will provide the company with added distribution opportunities. The agreement gives the company exclusive rights to sell its CB radios with the GM "Mark of Excellence" and Chevrolet "Bow-Tie" trademarks to an estimated 8,500 General Motors and Chevrolet dealers nationwide.

The company has been the technology leader in the CB radio market. The company was the first CB radio marketer to combine a National Weather Service receiver with a mobile CB radio, enabling motorists to obtain travel information broadcasts. As a major enhancement of this feature, the company also introduced the industry's first mobile CB radio that incorporates an automatic alert feature to warn of National Weather Service emergency advisories. The company also markets CB radios to nonprofessional drivers and hand-held CB radios for sport and recreational use.

Cobra is also one of the leading brands in the market for integrated radar/laser detectors. Currently, there are approximately 190 million cars and light trucks on the road and, of those, approximately 10 percent have detectors. Cobra commands significant market share by offering innovative products with the latest technology. For example, the company has been a leader in applying laser-detection technology, including introducing the industry's first laser-signal detector and the industry's first integrated radar/laser detector with 360 degree laser detection capability. In addition, the company was the first to introduce to the retail channel "intelligent" detection systems capable of alerting drivers with a differentiated signal for each of the frequencies emitted by the company's patented, FCC-approved Safety Alert transmitter. This transmitter is being marketed by Code 3 under a distribution agreement to organizations that operate police, fire, emergency medical service, construction and public utility vehicles. The company's Safety Alert system is designed to help drivers avoid potentially serious accidents with these organizations' vehicles.

Major competitors in the CB radio market are Radio Shack (Tandy
Corporation) and Uniden while major competitors in the radar detector market include Cincinnati Microwave, Beltronics, Whistler, and Uniden.

Telecommunication Products:   These products, which include
cordless phones and telephone answering systems, are marketed under the COBRA trademark. The company entered the telecommunications market in 1979 with its first cordless telephone and has since supplemented that entry with other innovative products. For example, the company introduced the market's first two-line cordless phone and the first cordless phone answering system. In 1989, the company introduced its first Intenna cordless phone, which utilized the company's patented technology to eliminate the external handset antenna, an industry first. The company later refined this technology to also make it possible to eliminate the base antenna, as well.
The company also offered Intenna cordless phones in designer colors, which was an industry first. Currently, Cobra offers the only cordless phones in the marketplace with the antenna in the phone, not in the way, without sacrificing voice quality or range. This makes it easier to mount the phone under cabinets in the kitchen or on book shelves in other rooms.

In 1993, the company began offering Intenna models with Private Call technology, which electronically scrambles voice signals between the handset and the base to ensure complete security by eliminating potential eavesdropping over scanning radios, baby monitoring devices and other cordless phones. Also in 1993, the company began shipments of its Intenna 900 cordless phone which was the first 900 MHz phone incorporating digital spread spectrum, a technology derived from military signal encryption to ensure conversation privacy. The Intenna 900 MHz cordless phone also offers extended range and interference-free use making the phone ideal for both office and home use.

In the market for phone answering systems, the company markets mainly Intenna all-digital cordless phone answering systems. Ideal for home or office use, these models offer electronic voice mail and multiple mailboxes combined with an Intenna cordless phone.

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

In 1994, sales to QVC, Inc. represented 10.2% of net sales. For the years 1995 and 1993, there were no sales in excess of 10% of total net sales to a single customer or a group of entities under common control. The company does not believe that the loss of any one customer would have a material adverse effect on the business of the company. The company's foreign sales were $12.2 million, $11.7 million, and $9.3 million in 1995, 1994 and 1993, respectively.

The company's return policies and payment terms are consistent with those of other companies serving the consumer electronics market. Market conditions are such that products generally must be shipped within a short time after an order is placed. As a result, order backlog is not significant.

Cobra products are distributed through a strong, well-established network of approximately 400 retailers and distributors located primarily in the United States. Approximately 50% of the sales are made directly to domestic mass marketers, such as catalog showrooms, consumer electronics specialty stores, large department store chains, television home-shopping, direct-response merchandisers, home centers and specialty stores, which feature telephone products or mobile electronics products. Because of changes in the retail marketplace, the company has sought to expand its distribution to retailers that offer assisted-selling environments to help consumers be better informed about product features and functions when making purchase decisions. The company believes that these retailers are more profitable because they offer higher margins and lower servicing costs. Most of the remaining sales are through two-step wholesale distributors that carry Cobra products to fill orders for truck stops, small department stores, appliance dealers, and for export. Cobra's primary sales force is comprised of independent sales representatives who work on a straight commission basis. They do not sell products of the company's competitors.

The company's right to sell products under the COBRA trademark is substantially worldwide. The selling rights under the LLOYD'S trademark excludes Canada and Europe. The company believes the COBRA trademark, which is indefinitely renewable by the company, is a significant factor in the successful marketing of its products.


EMPLOYEES

As of December 31, 1995, the company employed 159 persons in the U.S. and 9 in its international operations. None of the company's employees is a member of a union.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.


                           PART II
                           -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS:

The company's common stock trades on The Nasdaq Stock Market under the symbol COBR. As of March 19, 1996, the company had approximately 1,300 shareholders of record and approximately 2,400 shareholders for whom securities firms acted as nominees. The company's common stock is the only class of equity securities outstanding. Before April 1, 1993, the common stock of the company traded under the symbol DYNA.

Under the terms of its credit agreement, the company may not pay cash dividends.


STOCK PRICE AND TRADING VOLUME DATA

                                    STOCK PRICE RANGE

-------------------------------------------------------------
  TRADING VOLUME
                      1995                   1994
1993             (in thousands)
              -------------------    -------------------
-------------------   -----------------------
Quarter          High      Low          High      Low        High
    Low       1995    1994    1993
-----------   --------- ---------    --------- ---------
--------- ---------   ------- ------- -------
First......   $ 2 5/8   $1 5/8       $ 3 7/8   $ 2 9/16   $ 4 3/8
 $ 3         1,073   1,821     993
Second.....     2 1/8    1 1/2         3 3/4     2 1/2      3 5/8
   2 5/8       917   1,435     549
Third......     2 5/8    1 11/16       3 1/2     2 3/8      3 1/8
   2 1/8     1,189     694   1,154
Fourth.....     3 3/8    2             3         1 3/4      3 7/8
   2 5/8     2,114   1,264   1,083



Note: Data compiled from The Nasdaq Stock Market monthly Summary of Activity reports.

ITEM 6.  SELECTED FINANCIAL DATA:


FIVE YEAR FINANCIAL SUMMARY


Years Ended December 31
(in thousands, except per share amounts)                1995
 1994       1993       1992       1991
----------------------------------------------------  --------
---------- ---------- ---------- ----------

Operating Data:
  Net sales.........................................  $ 90,442
$  82,131  $  98,844  $ 117,733  $ 135,901
  Gross profit......................................    16,577
 14,466     13,903     14,945     20,858
  Selling, general and administrative expense.......    16,097
 14,602     15,741     19,433     22,206
  Operating income (loss)...........................       480
   (136)    (2,914)    (5,683)    (4,848)
  Loss from continuing operations before cumulative
    effect of a change in accounting principle......    (1,145)
 (1,515)    (4,392)    (8,679)    (5,656)
 Cumulative effect of a change in accounting
    principle [a] ...................................      ---
    ---        ---       (835)       ---
  Net Loss..........................................    (1,145)
 (1,515)    (4,392)    (9,514)    (5,656)


Loss per share:
  Continuing operations before cumulative effect
    of a change in accounting principle [a] ........     (0.18)
  (0.24)     (0.70)     (1.39)     (0.90)
  Cumulative effect of a change in accounting
    principle.......................................       ---
    ---        ---      (0.13)       ---
  Net loss..........................................     (0.18)
  (0.24)     (0.70)     (1.52)     (0.90)


As of December 31:
  Total assets......................................    50,081
 40,342     46,389     54,286     72,807
  Long-term debt [b]................................       ---
    ---        ---     15,038     14,335
  Shareholders' equity..............................    18,174
 19,429     20,960     25,477     35,082
  Book value per share..............................      3.20
   3.38       3.62       4.33       5.86
  Shares outstanding................................     6,227
  6,227      6,227      6,227      6,220


[a] Effective January 1, 1992, the company changed its accounting for income taxes by adopting prospectively
    Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes".

[b] Borrowings under the company's credit agreement at December
31, 1995, 1994 and 1993 were $19,368,000,
    $11,461,000 and $13,689,000, respectively, and were
classified as short-term debt.




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS:

CORPORATE OVERVIEW

In 1995, sales increased, reversing the downward trend that the company had been experiencing. In addition, gross margin improved for the third year in a row, reaching its highest level since 1990. However, the sluggish retail environment that characterized the year-end holiday selling season negatively impacted sales and gross margin during that critical period and was mainly responsible for the net loss in the fourth quarter of 1995.

Also in 1995, the company entered into two important agreements that will help the company achieve its goal of returning to consistent profitability in the future. One of these is an exclusive license agreement with General Motors Corporation under which the company will be selling its CB products under both the GM "Mark of Excellence" and Chevrolet "Bow Tie" trademarks through an estimated 8,500 General Motors and Chevrolet dealers nationwide. The second agreement is with Code 3, the world's leading producer and distributor of emergency and construction vehicle warning equipment, for the distribution of the company's patented, FCC-approved Safety Alert transmitter.

In 1996, management will continue to focus on increasing sales volume by adding new products and customers as well as increasing the number of products that the company's existing customers carry. Management also sees continued opportunities for margin growth and has identified cost reduction programs that will cut the company's overhead by approximately $1.5 million in 1996.


RESULTS OF OPERATIONS

1995 Compared to 1994
---------------------

Sales for 1995 increased by 10.1% to $90.4 million from $82.1 million in 1994. The net loss for 1995 narrowed to $1.1 million, or $.18 per share, from $1.5 million, or $.24 per share in 1994. Sales for all major product lines increased with the exception of cordless phones.

Sales of mobile electronics products (mainly CB radios and integrated radar/laser detectors) increased approximately $6 million in 1995 compared to 1994. The increase reflected higher sales of CB radios and integrated radar/laser detectors. CB sales were driven by an expanding market for CBs because of growth in the core truck driver segment and broader usage to more consumers. Other contributing factors were increased sales of CB models to export distributors and the sales of new weather alert models, introduced in the second quarter of 1994. Increased sales of integrated radar/laser detectors was due primarily to sales of two new models: a cordless model and a model with 360 degree laser detection capability, an industry first.

Telecommunication product sales increased $2 million in 1995 compared to 1994, primarily due to increased phone answering system sales, which were partially offset by a decline in cordless phone sales. Phone answering system sales increased because of new all-digital models which were not available until 1995. Cordless phone sales declined as a result of lower prices and unit sales of 10-channel models because of the introduction of new 25-channel phones into the marketplace. Combined unit sales for both telecommunication products and mobile electronics products increased approximately 9% in 1995.

Gross margin for 1995 increased to 18.3% from 17.6% a year ago. Higher margins in CB, integrated radar/laser detectors and answering systems were partially offset by lower cordless phone margins and increased factory reconditioned cordless phones sold at below cost. CB margins showed improvement because 1994 CB margins were depressed due to air freight charges incurred on new models in backlog. Detection and answering system margins were up because of high-margin new models, which were not available in 1994. Cordless phone margins declined because of the drop in 10-channel prices, resulting from the introduction of 25-channel phones into the marketplace, and also because of air freight charges incurred to get the company's new 25-channel models to market in time for the year-end holiday selling season.

Selling, general and administrative expense increased $1.5 million during 1995. The increase was due to higher marketing and product development costs, incurred to build sales volume, and higher payroll costs to strengthen the company's senior management staff. In addition, the company had lower bad debt expense in 1994 because of a favorable adjustment to the company's allowance for doubtful accounts. The favorable 1994 adjustment reflected an improvement in the quality of the receivable portfolio and favorable collections experience. Also, approximately $350,000 of the increase reflected certain Hong Kong office expenses, which in prior years had been included in cost of sales.

Interest expense for 1995 was $1.8 million compared to $1.1 million in 1994. The increase was due to higher borrowings for working capital, which increased to help support the overall growth in sales.

Other income increased $449,000 primarily because of interest earned on the cash value on officer life insurance, which is maintained to fund deferred compensation obligations.



1994 Compared to 1993
---------------------

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

Sales of mobile electronics products (including CB radios, integrated radar/laser detectors and single unit laser and radar detectors) declined approximately $5 million in 1994 compared to 1993. The decline reflected mainly lower unit sales of detectors and was partially offset by higher CB sales. Sales of integrated radar/laser detectors were down due to the company's decision to limit its purchases of certain models to better assist in controlling inventory, which resulted in lower 1994 sales. Also, the prior year sales benefited from large closeout sales of three-band radar detectors that coincided with the introduction of two new integrated detector models. Besides an overall increase in demand for CB radios compared to the prior year, the current period benefited from sales of the company's new weather-alert CBs, which were introduced in the second quarter of 1994.

Telecommunication product sales were down approximately $5 million, mainly because of lower phone answering system sales. Sales of phone answering systems declined because of the company's strategy to refocus the product line to offer only all-digital models, which would not be available in meaningful quantities until early 1995. Sales of the company's ten-channel Intenna cordless phones fell slightly from the prior year because of product shortages during the peak sales season. These temporary product shortages were the result of production delays for several new models and the company's underestimation of demand for several existing models when it placed orders with its vendors earlier in the year.

Combined unit sales for both telecommunication products and mobile electronics products declined approximately 7% in 1994. The remaining sales decline was attributable to reduced sales of Lloyd's clock radios and the elimination of sales from the company's former Professional Products Group, which was sold in late 1993.

Gross margins for 1994 increased to 17.6% from 14.1% a year ago. The margin improvement reflected a better customer mix and an improved product mix because of more sales of high-margin CB radios and improved margins on cordless phones and integrated radar/laser detector sales. Also, 1993's margin was depressed because of sizable closeout sales of discontinued cordless phones and detectors, which were minimized in 1994 through better inventory control. The margin improvement, as a result of the better sales mix, was partially offset by costs associated with the 1994 expansion of the company's consumer hotline(1-800-COBRA22). This expansion was implemented to enable the company to answer all of its calls from consumers for installation and operational assistance--to partially offset the lack of skilled sales personnel in many retail stores--as well as for information on where to purchase company products.

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


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the company had a $30 million secured credit facility that included a fixed term loan. In January, 1995, the agreement for this credit facility was extended to January 10, 1997 and the term loan was increased from $2.6 million to $3.7 million. Borrowings and letters of credit issued under this agreement are collateralized by the company's assets, and usage of the non-term loan portion is limited to certain percentages of accounts receivable and inventory. The fixed term loan is secured by the company's buildings and equipment and requires both monthly principal payments of $43,000 and a balloon payment of $2.6 million at the time of expiration.

The credit agreement specifies that the company may not pay cash dividends and contains a material adverse change clause, which, under certain circumstances, can accelerate the payment of the debt. Because of this clause, and the company's recent history of losses, the company classified the debt as short-term for financial reporting purposes. The company does not believe a material adverse change is likely and does not believe that repayment of the debt will be accelerated. At December 31, 1995, the company had approximately $2.6 million of unused credit line.

Cash flows used in operating activities were $4.8 million for the year ended December 31, 1995; losses from operations of $1.1 million together with an increase in working capital requirements provided for the cash outflow. The increase in receivables is due mainly to higher fourth quarter sales compared to the prior year as well as payments from several large customers which were due prior to year end but were received shortly thereafter. Inventories increased mainly as a result of lower than anticipated sales during the year-end holiday selling season because of soft demand at the retail level. Accounts payable increased because of additional purchases of product on open account from a domestic supplier. The majority of purchases are from foreign suppliers and are financed with letters of credit, which require payment at the time of shipment.

Cash flows provided by operating activities were $3.7 million and $1.9 million for the years ended December 31, 1994 and 1993, respectively; losses from operations of $1.5 million and $4.4 million, respectively, were more than offset by non-cash expenses of depreciation and amortization and reduced working capital requirements. Cash provided by the reduction in receivables during 1994 was primarily the result of reduced sales during the fourth quarter compared to the prior year. The reduction in accrued liabilities was due to a decrease in the cost of estimated future product warranty obligations.

Investing activities required cash of $1.9 million, $1.5 million, and $788,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Most of the cash outflows during these years related to the purchase of tooling and equipment. During 1993, the company sold the assets of its Professional Products Group. The purchase price, which exceeded the net book value of the assets sold, amounted to $1.3 million and consisted of $867,000 of cash and the assumption of certain liabilities.

Cash flows provided by and used for financing activities for the three years ending December 31, 1995, primarily reflect changes in the company's borrowing requirements under its line-of-credit agreement.

At December 31, 1995, the company had no material commitments, other than approximately $26.6 million in outstanding purchase orders for products compared with $23.2 million at the end of the prior year.

The company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 1996 to fund its working capital needs. In addition, the majority of any taxable income in 1996 will be offset by net operating loss carryforwards that totaled $46.4 million at December 31, 1995.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Financial Statements and quarterly financial data are included in this Annual Report on Form 10-K, as indicated in the index on page 33.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE:

During 1994, the company changed independent accountants. The change was previously reported on the company's Current Reports on Form 8-K dated July 19, 1994, as amended, and August 15, 1994, and are hereby incorporated by reference.

CONSOLIDATED STATEMENTS OF OPERATIONS
Cobra Electronics Corporation

Years Ended December 31 (in
thousands, except per share amounts)    1995     1994      1993
-----------------------------------  --------  --------  -------
Net sales..........................  $ 90,442  $ 82,131  $98,844
Cost of sales......................    73,865    67,665   84,941
                                     --------  --------  --------
Gross profit.......................    16,577    14,466   13,903

Selling, general and administrative
  expense..........................    16,097    14,602   15,741
Restructuring costs................       ---       ---    1,076
                                     --------   -------  --------
Operating income (loss)............       480      (136)  (2,914)

Other expense:
  Interest expense.................    (1,752)   (1,057)  (1,258)
  Other income (expense), net .....       127      (322)    (220)
                                      --------  -------  --------
Loss before income taxes...........    (1,145)   (1,515)  (4,392)
Income taxes.......................       ---       ---      ---
                                      --------  -------  --------
Net loss...........................   $(1,145)  $(1,515) $(4,392)
                                      =======   =======  ========

Net loss per common share..........   $ (0.18)  $ (0.24) $ (0.70)
                                      ========  =======  ========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                             -15-
PAGE

CONSOLIDATED BALANCE SHEETS
Cobra Electronics Corporation

At December 31 (dollars in thousands)         1995        1994
---------------------------------------   ----------- -----------
ASSETS:

Current assets:
  Cash..................................    $ 1,299    $   197
  Receivables, less allowance for doubtful
    accounts of $1,451 in 1995 and $638
    in 1994.............................     15,228     10,280
  Inventories, primarily finished goods.     18,238     15,627
  Other current assets..................        896      1,399
                                            -------    --------
  Total current assets..................     35,661     27,503
                                            -------    --------
Property, plant and equipment, at cost:
  Land..................................        593        593
  Building and improvements.............      6,892      6,848
  Tooling and equipment.................     15,462     13,837
                                            -------    --------
                                             22,947     21,278
  Accumulated depreciation and
  amortization..........................    (15,877)   (14,294)
                                            --------   --------
  Net property, plant and equipment.....      7,070      6,984
                                            --------   --------
Other assets............................      7,350      5,855
                                            --------   --------
Total assets............................    $50,081    $40,342
                                            ========   ========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                             -16-
PAGE

CONSOLIDATED BALANCE SHEETS
Cobra Electronics Corporation

At December 31 (dollars in thousands)         1995       1994
----------------------------------------- ----------- -----------
LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
   Accounts payable......................   $ 6,070       3,422
   Accrued salaries and commissions......     2,217       1,846
   Accrued advertising and sales promotion
      costs..............................       868         791
   Accrued product warranty costs........     1,992       2,073
   Other accrued liabilities.............     1,392       1,320
   Short-term debt.......................    19,368      11,461
                                            -------     -------
Total current liabilities................    31,907      20,913
                                            -------     -------
Shareholders' equity:
  Preferred stock, $1 par value, shares
    authorized-1,000,000; none issued....      ---          ---
  Common stock, $.33 1/3 par value,
    12,000,000 Shares authorized,
    7,039,100 issued and 6,226,648
    outstanding for both 1995 and 1994...     2,345       2,345
  Paid-in capital........................    22,118      22,118
  Retained earnings......................       979       2,124
                                            -------     -------
                                             25,442      26,587
  Treasury stock, at cost
     (812,452 shares)....................    (5,545)     (5,545)
  Note receivable from officer's
      exercise of stock options..........    (1,723)     (1,613)
                                           --------     --------
Total shareholders' equity...............    18,174      19,429
                                           --------     --------

Total liabilities and shareholders'
  equity.................................   $50,081     $40,342
                                           ========    ========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                             -17-
PAGE

CONSOLIDATED STATEMENTS OF CASH FLOWS
Cobra Electronics Corporation

Years Ended December 31(in thousands)    1995     1994     1993
-------------------------------------  -------- -------- --------
Cash flows from operating activities:
  Net Loss............................ $(1,145) $(1,515) $(4,392)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
    Depreciation and amortization.....   1,826    2,287    1,741
    Changes in assets and liabilities:
      Receivables.....................  (4,948)   5,377    3,812
      Inventories.....................  (2,611)     501    2,274
      Other current assets............     340       72     (307)
      Other assets....................  (1,303)    (694)     326
      Accounts payable................   2,648      (29)    (522)
      Accrued liabilities.............     439   (2,259)  (1,052)
                                       -------- -------- --------
  Net cash provided by (used for)
    operating activities..............  (4,754)   3,740    1,880
                                       --------  ------- --------
Cash flows from investing activities:
  Capital expenditures................  (1,678)  (1,160)  (1,481)
  Proceeds from sale of division......     ---      ---      867
  Net cash used for discontinued
    operation.........................    (263)    (315)    (174)
                                       --------  ------- --------
  Net cash used for investing
    activities........................  (1,941)  (1,475)    (788)
                                       --------  ------- --------
Cash flows from financing activities:
  Net borrowings (repayments) under the
    line-of-credit agreement..........   7,907   (2,228)  (1,349)
  Transactions related to exercise of
    stock options, net................    (110)     (16)    (125)
                                       --------  ------- --------
  Net cash provided by (used for)
    financing activities..............   7,797   (2,244)  (1,474)
                                       --------  ------- --------
Net increase (decrease) in cash.......   1,102       21     (382)
Cash at beginning of year.............     197      176      558
                                       --------  ------- --------
Cash at end of year................... $ 1,299   $  197  $   176
                                       ========  ======= ========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                          -18-
PAGE

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Cobra Electronics Corporation



Note

Rec.
Three Years Ended
for
December 31, 1995             Common   Paid-In  Retained
Treasury Options
(dollars in thousands)        Stock    Capital  Earnings  Stock
Exer.
----------------------------  -------  -------  --------  -------
-------
Balance-January 1, 1993.....  $ 2,345  $ 22,118 $  8,031  $ 5,545
$  1,472
  Net loss..................      ---       ---   (4,392)     ---
     ---
  Note receivable interest..      ---       ---      ---      ---
     125
                              -------  -------- --------- -------
--------
Balance-December 31, 1993...    2,345    22,118    3,639    5,545
   1,597
  Net loss..................      ---       ---   (1,515)     ---
     ---
  Note receivable interest..      ---       ---      ---      ---
      16
                              -------  -------- --------- -------
--------
Balance-December 31, 1994...    2,345    22,118    2,124    5,545
   1,613
  Net loss..................      ---       ---   (1,145)     ---
     ---
  Note receivable interest..      ---       ---      ---      ---
     110
                              -------  -------- --------- -------
--------
Balance-December 31, 1995...  $ 2,345  $ 22,118 $    979  $ 5,545
$  1,723
                              =======  ======== ========
======== ========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cobra Electronics Corporation


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS -- The company designs and markets consumer electronics products, a majority of which are purchased from overseas suppliers, primarily in China, Malaysia, Thailand, and Japan.
The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. The company believes that it maintains strong relationships with its current suppliers and, if necessary, other suppliers could be found. Production delays or a change in suppliers, however, could cause a delay in obtaining inventories and a possible loss of sales, which could adversely affect operating results.

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the company and its subsidiaries.

USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES -- Inventories are recorded at the lower of cost, on a first-in, first-out basis, or market.

DEPRECIATION -- Depreciation of buildings, improvements, tooling and equipment is computed using the straight-line method and the following estimated useful lives:

Classification                  Life
-------------------------    ----------
Buildings................      30 years
Building improvements....      20 years
Motor vehicles...........       3 years
Equipment................    5-10 years
Tools, dies and molds....       2 years

RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT EXPENDITURES --
Research, engineering and product development expenditures are expensed as incurred and amounted to $1.1 million in 1995 and 1994 and $1 million in 1993.

REVENUE RECOGNITION -- Revenue from the sale of goods is recognized at the time of shipment. Obligations for sales returns and allowances and product warranties are recognized on an accrual basis.

(2) TAXES ON INCOME

Deferred tax assets (liabilities) by component at December 31, 1995 and 1994 were:

(in thousands)                                 1995       1994
------------------------------------------  ---------  ---------
Net operating loss carryforwards..........  $ 19,235   $  20,228
Investment tax credit carryforwards.......     1,938       1,938
Alternative minimum tax credit carryforwards     885         885
Tax lease income..........................   (10,506)    (11,028)
Receivable reserves.......................       325         148
Warranty reserves.........................       771         803
Inventory reserves........................       738         649
Accrued promotion expenses................       662         584
Sales related reserves....................       602         617
Compensation reserves.....................       775         624
Other, net................................       250         223
                                            ---------   ---------
Net deferred tax assets...................    15,675      15,671
Valuation allowance.......................   (15,675)    (15,671)
                                            ---------   ---------
Net deferred tax assets after allowance...  $    ---    $    ---
                                            =========   =========


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

The statutory Federal income tax rates are reconciled to the effective income tax rates as follows:

Description                              1995     1994     1993
--------------------------------------  ------   ------   ------
Statutory Federal income tax rate. ...   34.0%    34.0%    34.0%
State taxes, net of Federal income tax
   benefits...........................    4.7      4.7      4.8
Utilization of net operating loss
   carryforwards......................  (38.7)     ---      ---
Losses for which no tax benefit was
   recorded...........................    ---    (38.7)   (38.5)
Other, net............................    ---      ---     (0.3)
                                        ------   ------   ------
Effective tax rate....................    ---%     ---%     ---%
                                        ======   ======   ======

At December 31, 1995, the company has net operating loss carryforwards("NOL") available to offset future taxable income, and both investment tax credit ("ITC")and alternative minimum tax credit carryforwards to offset future income tax payments. The alternative minimum tax credit carryforwards, amounting to $885,000, do not expire.

The net operating loss and investment tax credit carryforwards expire as follows (in thousands):

Year of  Expiration          NOL         ITC
-----------------------   ---------   ---------
1996...................   $  6,918    $   ---
1997...................      1,089        ---
1998...................      1,378       1,804
1999...................      1,827         112
2000...................      7,536          22
2002...................        183         ---
2006...................      5,762         ---
2007...................      8,343         ---
2008...................      9,997         ---
2009...................      3,341         ---
                          ---------    ---------
Total..................   $ 46,374     $ 1,938
                          =========    =========

(3) FINANCING ARRANGEMENTS

The company has a $30 million secured credit facility that includes a fixed term loan. In January, 1995, the agreement for this credit facility was extended to January 10, 1997 and the term loan was increased from $2.6 million to $3.7 million.

Borrowings and letters of credit issued under this agreement are collateralized by the company's assets, and usage of the non-term loan portion is limited to certain percentages of accounts receivable and inventory. The fixed term loan is secured by the company's buildings and equipment and requires both monthly principal payments of $43,000 and a balloon payment of $2.6 million at the time of expiration. Interest is payable monthly at prime (8.5% at December 31, 1995) plus one and one-half percent.

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

Maximum borrowings outstanding at any month-end were $20.7 million and $13.3 million in 1995 and 1994, respectively. Aggregate average borrowings outstanding were $17 million and $11.3 million during 1995 and 1994, respectively, with weighted average interest rates thereon of 10.4% and 9.4%, respectively. The maximum value of letters of credit outstanding at any month end were $8.1 million and $7.1 million in 1995 and 1994, respectively. At December 31, 1995, the company had approximately $2.6 million of unused credit line.

During 1995, 1994 and 1993, the company made interest payments of $1.7 million, $1.1 million and $1.3 million, respectively.


4) LEASE TRANSACTIONS

The company leases facilities and equipment under noncancellable operating leases with remaining terms of one year or more. The terms of these agreements provide that the company pay certain operating expenses. Some of these lease agreements also provide the company with the option to purchase the related assets at the end of the respective initial lease terms. Rental expense for these operating leases for 1995, 1994 and 1993 was $225,000, $215,000 and $256,000, respectively. At December 31, 1995, future minimum lease payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are $50,045 through the year 2001.


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

EARNINGS PER SHARE -- Earnings per share are calculated using the treasury stock method and giving effect to common share equivalents. Weighted average common shares outstanding used in the calculation were 6,226,648 in 1995 and 1994 and 6,229,813 in 1993.


(6) STOCK OPTION PLANS

The company has six Stock Option Plans-- 1995, 1988, 1987, 1986, 1985 and 1981 ("the Plans"). The company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized. Had compensation cost been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the company's net loss and loss per share would have been increased to $1,178,201 and $.19, respectively.

A summary of certain provisions and amounts related to the Plans follows:

                                                      1995
1988      1987      1986      1985     1981
                                                      Plan
Plan      Plan      Plan      Plan     Plan
-------------------------------------------------   --------
--------  --------  --------  --------  ------
Authorized, unissued shares available for grant..   300,000
500,000   150,000   225,000   525,000 368,963
Nonqualified options granted at not less than
   80% of fair value at date of grant............      x
x         x         x         x        x
Incentive stock options granted at 100% of
   fair value at date of grant...................      x
x         x         x         x        x
Shares exercisable at December 31, 1995..........     Nil
406,493    28,500    34,750     6,250    Nil

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividends;
expected volatility of 35 percent; risk-free interest rate of 5.2 percent; and expected lives of 5 years.



A summary of the status of the Plans as of December 31, 1995, 1994 and 1993, and changes during the years ended on those dates is presented below:

                                                       1995
      1994                1993
                                                -----------------
 ----------------   ----------------
                                                         Weighted
         Weighted            Weighted
                                                         Average
         Average             Average
                                                Shares   Exercise
 Shares  Exercise   Shares   Exercise
Fixed Options                                    (000)   Price
 (000)   Price      (000)    Price
---------------------------------------         -------
---------  ------- --------   -------  --------
Outstanding at beginning of year                 1,039     $3.24
    684     $3.61      621      $3.91

Granted                                            178      2.44
    429      2.64      205       2.90

Cancellations and Expirations                     (362)     3.24
    (74)     3.17     (142)      3.90
                                                -------
 -------            -------
Outstanding at end of year                         855
  1,039                684

Options exercisable at year end                    476
    455                306

Weighted-average fair value of options
granted during the year                           $.97
    n/a                n/a


The following table summarizes information about stock options outstanding at December 31, 1995:

                                       Options Outstanding
            Options Exercisable

-------------------------------------
-------------------------

Weighted
                                             Weighted     Average
                          Weighted
                              Number         Average
Remaining          Number          Average
Range of                      Outstanding    Exercise
Contractual        Exercisable     Exercise
Exercise Prices               (000)          Price        Life
          (000)           Price
---------------- ---------    -----------   -----------
-----------         --------        ---------
Less than $2                       81          $1.87          4.3
             Nil             $ --
$2 to $3                          376           2.63          2.7
             155              2.71
Greater than $3                   398           3.73          3.4
             321              3.88
                                  ---
             ---
                                  855           3.07          3.2
             476              3.50
                                  ===
             ===
</TABALE>

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


(7)RETIREMENT BENEFITS

The only qualified retirement plan for employees is the Cobra
Electronics Corporation Profit Sharing and 401(k) Incentive
Savings Plan (the "Plan"). The company may make a discretionary annual profit sharing contribution that is allocated among accounts of persons employed by the company for more than one year, prorated based on the compensation paid to such persons during the year. There were no profit sharing contributions in 1995, 1994 or 1993.

Deferred compensation of $1.8 million and $1.6 million is included in the balances of accrued salaries and commissions at December 31, 1995 and 1994, respectively. Deferred compensation obligations arise pursuant to outstanding key executive employment agreements.


(8) RELATED PARTY TRANSACTIONS

During 1993, the company sold the assets of its Professional
Products Group to its division president, who was an officer of the company. The purchase price, which exceeded the net book value of the assets sold, amounted to $1.3 million and consisted of $867,000 of cash and the assumption of $393,000 in liabilities.

During 1990, pursuant to an employment agreement, the company lent an officer $1.25 million for the exercise of options on 375,000 shares of common stock. The officer signed a promissory note with recourse, which is secured by the related shares. The promissory note was amended during 1994 to extend the due date to December 30, 1997 and to change the interest rate to the appropriate Applicable Federal Rate, to be adjusted monthly. The interest rate was retroactively changed to conform the promissory note to the variable interest rate specified in the employment agreement. The amount of the note is shown as a reduction of shareholders' equity. From the inception of the loan through December 31, 1995, accrued interest of $472,945 has been added to the loan balance reflecting an average interest rate of 6.6%.




(9) COMMITMENTS

At December 31, 1995 and 1994, the company had outstanding inventory purchase orders with suppliers totaling approximately
$26.6 million and $23.2 million, respectively.


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


(11) INDUSTRY SEGMENT INFORMATION

The company operates in only one business segment--consumer electronics. Excluding company-owned tooling at suppliers with a net book value of $1.2 million at December 31, 1995, assets located outside the United States are not material. Foreign sales were $12.2 million, $11.7 million and $9.3 million in 1995, 1994 and 1993, respectively. For 1994, sales to one customer totaled 10.2% of consolidated net sales. There were no sales in excess of 10% of consolidated net sales to a single customer or a group of entities under common control for either 1995 or 1993.
The company does not believe that the loss of any one customer would have a material adverse effect on its business.


(12) ADVERTISING BARTER CREDITS

During 1992, the company received $3.8 million of advertising credits in exchange for certain discontinued products. These credits can be used to reduce the cost of a variety of media services (by 40 to 50 percent) prior to their expiration in December 1998. The company is exploring opportunities to exchange a portion of the credits for various goods and services used by the company as well as the outright sale of the credits to third parties. In 1995 and 1994, the company recorded charges of $126,000 and $300,000, respectively to reduce the credits to their estimated net realizable value. Although realization is not assured, management believes that all of the recorded credits will be utilized or sold prior to their expiration. If management is unsuccessful in their efforts to use or sell the remaining credits, it is reasonably possible that the company's estimate of net realizable value will change in the near term.
During 1995, 1994, and 1993, the company utilized credits of approximately $329,000, $40,000, and $70,000, respectively. The net book value of the credits at December 31, 1995 and 1994 was $2.4 million and $2.8 million, respectively.


(13) OTHER ASSETS

In addition to the advertising barter credits, other assets at December 31, 1995 and 1994 included the cash value on officer life insurance policies of $3 million and $2.5 million, respectively. The cash value of officer life insurance policies is pledged as collateral for the company's secured lending agreement and is maintained to fund deferred compensation obligations (see Notes 3 and 7).




Quarterly Financial Data (Unaudited)
(In thousands, except per share amounts)


                                                         Quarter
Ended

------------------------------------------------------------------------------------------
                         March 31               June 30
  September 30           December 31
                  ---------------------  ---------------------
---------------------  ---------------------
                     1995       1994        1995       1994
1995       1994        1995       1994
                  ---------- ----------  ---------- ----------
---------- ----------  ---------- ----------
Net sales.........$ 20,737   $  18,481    $21,350   $  21,132   $
24,513   $  21,823    $ 23,842  $  20,695

Cost of sales.....  16,938      14,890     17,066      17,480
19,548      17,755      20,313     17,540

Gross profit......   3,799       3,591      4,284       3,652
4,965       4,068       3,529      3,155

Selling, general
  and administra-
  tive expense....   3,762       3,167      4,152       3,448
4,296       4,348       3,887      3,639
Operating income
  (loss)..........      37         424        132         204
  669        (280)       (358)      (484)

Net income (loss).    (293)        102       (206)         54
  104        (696)       (750)      (975)

Net income (loss)
  per share.......   (0.05)       0.02      (0.03)       0.01
 0.02       (0.11)      (0.12)     (0.16)

Weighted average
 shares outstanding  6,227       6,232      6,227       6,236
6,231       6,241       6,227      6,227


INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Shareholders of Cobra Electronics Corporation
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Cobra Electronics Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. Our audits also included the financial statement schedule for the years ended December 31, 1995 and 1994 listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such 1995 and 1994 consolidated financial statements present fairly, in all material respects, the financial position of Cobra Electronics Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such 1995 and 1994 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


March 1, 1996

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------


To the Shareholders and Board of Directors of Cobra Electronics Corporation:

We have audited the accompanying consolidated balance sheet of Cobra Electronics Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1993, and the related consolidated statements of operations, shareholders' equity and
cash flows for the year then ended.   These financial statements
are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cobra Electronics Corporation and Subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


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


The executive officers of the Registrant are as follows:

Name, Age and         Has Held Present  Prior Business Experience
Present Position      Position Since    in Past Five Years
--------------------  ----------------  -------------------------
Carl Korn, 74,            Nov. 1961
Chairman*

Jerry Kalov, 60,          Aug. 1986      In 1991, assumed duties
President and                            of President, Cobra
Chief Executive                          Electronics Group
Officer*

Gerald M. Laures, 48,     Mar. 1994      Corporate Secretary,
Vice President-Finance                   July 1989 to present;
and Corporate Secretary*                 Corporate Controller
                                         June 1988 to March 1994.


* Is also a director.


ITEM 11.  EXECUTIVE COMPENSATION

Information in response to this item will be set forth in a definitive proxy statement to be filed by the company pursuant to Regulation 14A within 120 days after the close of the company's 1995 fiscal year, and such information, other than the information required by Item 402(k) ("Board Compensation Committee Report on Executive Compensation") and Item 402(l) ("Performance Graph") under Regulation S-K adopted by the Securities and Exchange Commission, is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information in response to this item will be set forth in a definitive proxy statement to be filed by the company pursuant to Regulation 14A within 120 days after the close of the company's 1995 fiscal year, and such information is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item will be set forth in a definitive proxy statement to be filed by the company pursuant to Regulation 14A within 120 days after the close of the company's 1995 fiscal year, and such information is hereby incorporated by reference.

                           PART IV
                           -------


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K




     Index to Consolidated Financial Statements and Schedules
     --------------------------------------------------------

                                                         Page or
                                                         Schedule
       Description                                       Number
       ------------------------------------------------  --------
[a] 1. Consolidated Statements of Operations for the
          three years ended December 31, 1995, 1994 and
          1993.........................................     15

       Consolidated Balance Sheets as of December 31,
          1995 and 1994................................    16-17

       Consolidated Statements of Cash Flows for the
          three years ended December 31,1995...........     18

       Consolidated Statements of Shareholders' Equity
          for the three years ended December 31,1995...     19

       Notes to Consolidated Financial Statements......    20-27

       Quarterly Financial Data........................     28

       Independent Auditors' Reports...................    29-30

[a] 2. Schedule:

       Valuation and Qualifying Accounts - 1995, 1994
          and 1993.....................................     34

       All other financial schedules have been omitted because the required information is contained in the consolidated financial statements and notes thereto, or such information is not applicable.

[a] 3. Exhibits:

       See Index to Exhibits on pages 36 through 39

[b]    Current Reports on Form 8-K:

       During the three months ended December 31, 1995, there were no Form 8-K's filed.

                                                      Schedule II

                   COBRA ELECTRONICS CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS
            FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                          (in thousands)
            -------------------------------------------

                                      Balance at     Additions
 Deductions                    Balance at
                                      beginning     charged to
   from                         end of
                                      of period       expense
 reserves      Other,net        period
                                     ----------     ----------
----------     ----------     ----------
1995
----------------------------------
Allowance for doubtful account....   $    638      $    440
$   (42) [a]  $   415 [c]      $ 1,451

Reserve for disposal of
  discontinued operation..........   $    501      $    ---
$  (227)      $   ---         $    274

Advertising barter credit
 valuation allowance..............   $    715      $    126
$   ---       $   ---         $    841

Tax valuation allowance...........   $ 15,671      $    ---
$   ---       $     4 [b]     $ 15,675


1994
----------------------------------
Allowance for doubtful accounts...   $    795       $   (13)
$   (144) [a]  $   ---         $    638

Reserves for disposal of
  discontinued operation..........   $    776       $   ---
$   (275)      $   ---         $    501

Advertising barter credit
  valuation allowance.............   $    415       $   300
$    ---       $   ---         $    715

Tax valuation allowance...........   $ 14,156       $   ---
$    ---       $ 1,515 [b]     $ 15,671


1993
----------------------------------
Allowance for doubtful accounts...   $  4,235       $   269
$ (3,709) [a]  $   ---         $    795

Reserves for disposal of
  discontinued operation..........   $    856       $    ---
$   (80)      $   ---         $    776

Advertising barter credit
  valuation allowance.............   $    415       $    ---
$   ---       $   ---         $    415

Tax valuation allowance...........   $ 11,570       $    ---
$   ---       $ 2,586 [b]     $ 14,156


[a] Uncollectible accounts written off.

[b] Increase in allowance to offset additional net operating loss carryforwards generated during the year, net of carryforwards expiring, and the inability of the company to realize certain tax assets because of its operating loss.

[c] Net adjustments to the reserve with an offsetting entry to receivables.

                         SIGNATURES
                         ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COBRA ELECTRONICS CORPORATION


                            By Gerald M. Laures
                            --------------------------
                               Gerald M. Laures
                                Vice President - Finance
                               and Corporate Secretary


Dated:  March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.


Carl Korn               Director and Chairman of the Board
---------------------
Carl Korn


Jerry Kalov             Director, President and Chief Executive
---------------------   Officer  (Principal Executive Officer)
Jerry Kalov


William P. Carmichael   Director
---------------------
William P. Carmichael


Samuel B. Horberg       Director
----------------------
Samuel B. Horberg

Gerald M. Laures        Director, Vice President - Finance and
----------------------  Secretary (Principal Financial and
Gerald M. Laures        Accounting Officer)


Harold D. Schwartz      Director
-----------------------
Harold D. Schwartz

                        INDEX TO EXHIBITS
                        -----------------

Exhibit
Number                     Description of Document
-------  --------------------------------------------------------
3(i)(a) Articles of Incorporation, as amended February 23, 1990- -Filed as exhibit No. 3-1 to the Registrant's Form 10-K for the year ended December 31, 1990 (File No. 0-511), hereby incorporated by reference.

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

10-1 # 1981 Nonqualified and Incentive Stock Option Plan--Filed as exhibit No. 10-1 to the Registrant's Form 10-K for the year ended December 31, 1992 (File No. 0-511), hereby incorporated by reference.

10-2 #   Amendment No. 1 to 1981 Nonqualified and Incentive Stock
         Option Plan--Filed as exhibit No. 10-2 to the Registrant's Form 10-K for the year ended December 31,
         1992 (File No. 0-511), hereby incorporated by reference.

10-3 # 1985 Key Employees Nonqualified Stock Option Plan--Filed as exhibit No. 10-6 to the Registrant's Form 10-K for the year ended December 31, 1985 (File No. 0-511), hereby incorporated by reference.

10-4 #   Key Executive Employment Agreement dated as of January
         1, 1988--Filed as exhibit No. 10-15 to the Registrant's
         Form 10-K for the year ended December 31, 1987 (File No.
         0-511), hereby incorporated by reference.

10-5 #   1986 Key Employees Nonqualified and Incentive Stock
         Option Plan--Filed as exhibit No. 10-6 to the registrant's Form 10-K for the year ended December 31, 1990 (File No. 0-511), hereby incorporated by reference.

10-6 #   1987 Key Employees Nonqualified and Incentive Stock
         Option Plan--Filed as exhibit No. 10-7 to the Registrant's Form 10-K for the year ended December 31,
         1990 (File No. 0-511), hereby incorporated by reference.

10-7 #   1988 Key Employees Nonqualified and Incentive Stock
         Option Plan--Filed as exhibit No. 10-8 to the Registrant's Form 10-K for the year ended December 31,
         1990 (File No. 0-511), hereby incorporated by reference.

10-8 Lease Agreement dated August 16, 1989 between Registrant and CMD Midwest Eight Limited Partnership for Aurora, Illinois facility--Filed as exhibit No. 10-9 to the Registrant's Form 10-K for the year ended December 31, 1990 (File No. 0-511), hereby incorporated by reference.

10-9 #   Key Executive Pledge Agreement and Term Loan Promissory
         Note dated December 31, 1990--Filed as exhibit No. 10-12 to the Registrant's Form 10-K for the year ended
         December 31, 1990 (File No. 0-511), hereby incorporated by reference.

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

10-13 #  Deferred Compensation Plan dated as of December 23,
         1992--Filed as exhibit No. 10-19 to the Registrant's
         Form 10-K for the year ended December 31, 1992 (File No.
         0-511), hereby incorporated by reference.

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

         (Central) dated as of August 17, 1993--Filed as exhibit
         No. 10-20 to the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 0-511), hereby incorporated by reference.

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

10-17 Amendment No. 6 to the Loan and Security Agreement between Registrant and Congress Financial Corporation
        (Central) dated as of November 23, 1994--Filed as exhibit
         No. 10-17 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-511), hereby incorporated by reference.

10-18 Amendment No. 7 to the Loan and Security Agreement between Registrant and Congress Financial Corporation (Central) dated as of December 14, 1994--Filed as exhibit No. 10-18 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-511), hereby incorporated by reference.

10-19 Amendment No. 8 to the Loan and Security Agreement between Registrant and Congress Financial Corporation (Central) dated as of January 20, 1995--Filed as exhibit No. 10-19 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-511), hereby incorporated by reference.

10-20 #  Executive Employment Agreement dated as of September 23,
         1994--Filed as exhibit No. 10-20 to the Registrant's
         Form 10-K for the year ended December 31, 1994 (File No.
         0-511), hereby incorporated by reference.

10-21 # Amendment to the Key Executive Employment Agreement dated as of December 15, 1994--Filed as exhibit No. 10-21 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-511), hereby incorporated by reference.

10-22 # Amended and Restated Term Loan Promissory Note dated as of December 15, 1994--Filed as exhibit No. 10-22 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-511), hereby incorporated by reference.

10-23 *  1995 Key Employees Nonqualified and Incentive Stock
         Option Plan.

10-24 *  Letter of Intent with Code 3.

10-25 *  Trademark License Agreement with General Motors
         Corporation Service Parts Operations.

21 *     Subsidiaries of the Registrant.

23 *     Consents of Deloitte & Touche LLP, and Arthur Andersen
         LLP.

27 * Financial data schedule required under Article 5 of Regulation S-X.




-----------------------------------------------------------------
*  Filed herewith.
#  Executive compensation plan or arrangement.

EXHIBIT 10-23

                COBRA ELECTRONICS CORPORATION
                   1995 STOCK OPTION PLAN


I. INTRODUCTION

1.1 Purposes. The purposes of the 1995 Stock Option Plan (the "Plan") of Cobra Electronics Corporation (the "Company") and its subsidiaries from time to time (individually a "Subsidiary" and
collectively the   ("Subsidiaries") are to align the interests of
the Company's stockholders and the recipients of options under this Plan by increasing the proprietary interest of such recipients in the Company's growth and success and to advance the interests of the Company by attracting and retaining officers and other key employees. For purposes of this Plan, references to employment by the Company shall also mean employment by a Subsidiary.

1.2 Administration. This Plan shall be administered by a committee (the "Committee") designated by the Board of Directors of the Company (the "Board") consisting of at least two members of the Board, each of whom shall be a "disinterested person" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and an "outside director" within the meaning of Section 162(m)of the Internal Revenue Code of 1986, as amended (the "Code"), subject to any transition rules applicable to the definition of outside director.

    The Committee shall, subject to the terms of this Plan, select eligible officers and other key employees for participation in this Plan and determine the number of shares of common stock, $.33 1/3 par value, of the Company ("Common Stock") subject to each option granted hereunder, the exercise price of such option, the time and conditions of exercise of such option and all other terms and conditions of such option, including, without limitation, the form of the option agreement. The Committee shall, subject to the terms of this Plan, interpret this Plan and the application thereof, establish rules and regulations it deems necessary or desirable for the administration of this Plan and may impose, incidental to the grant of an option, conditions with respect to the grant, such as limiting competitive employment or other activities. All such interpretations, rules, regulations and conditions shall be conclusive and binding on all parties. Each option hereunder shall be evidenced by a written agreement (an "Agreement") between the Company and the options setting forth the terms and conditions applicable to such option.

    The Committee may delegate some or all of its power and authority hereunder to the Chief Executive Officer or other executive officer of the Company as the Committee deems appropriate; provided, however, that the Committee may not delegate its power and authority with regard to (i) the grant of an option under this Plan to any person who is a "covered employee" within the meaning of Section 162(m) of the Code or who, in the Committee's judgment, is likely to be a covered employee at any time during the period an option granted hereunder to such employee would be outstanding or (ii) the selection for participation in this Plan of an officer or other person subject to Section 16 of the Exchange Act or decisions concerning the timing, pricing or amount of an option grant to such an officer or other person.

    A majority of the Committee shall constitute a quorum. The acts of the Committee shall be either (i) acts of a majority of the members of the Committee present at any meeting at which a quorum is present or (ii) acts approved in writing by a majority of the members of the Committee without a meeting.

1.3 Eligibility. Participants in this Plan shall consist of such officers or other key employees of the Company and its Subsidiaries as the Committee in its sole discretion may select from time to time. The Committee's selection of a person to participate in this Plan at any time shall not require the Committee to select such person to participate in this Plan at any other time.

1.4 Shares Available. Subject to adjustment as provided in
Section 3.7, 300,000 shares of Common Stock shall be available for grants of options under this Plan. To the extent that shares of Common Stock subject to an outstanding option are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such option or by reason of the delivery of shares of Common Stock to pay all or a portion of the exercise price of such option or to satisfy all or a portion of the tax withholding obligations relating to such option, then such shares of Common Stock shall again be available under this Plan.

    Shares of Common Stock to be delivered under this Plan shall be made available from authorized and unissued shares of Common
Stock, or authorized and issued shares of Common Stock reacquired and held as treasury shares or otherwise, or a combination thereof.

    To the extent required by Section 162(m) of the Code and the rules and regulations thereunder, the maximum number of shares of Common Stock with respect to which options may be granted during any calendar year to any person shall be 100,000, subject to adjustment as provided in Section 3.7.

II. STOCK OPTIONS

2.1 Grants of Stock Options. The Committee may, in its discretion, grant options to purchase shares of Common Stock to such eligible persons as may be selected by the Committee. Each option, or portion thereof, that is not an incentive stock option, shall be a non-qualified stock option. An incentive stock option shall mean an option to purchase shares of Common Stock that meets the requirements of Section 422 of the Code, or any successor provision, which is intended by the Committee to constitute an incentive stock option. Each incentive stock option shall be granted within ten years of the effective date of this Plan. To the extent that the aggregate Fair Market Value (determined as of the date of grant) of shares of Common Stock with respect to which options designated as incentive stock options are exercisable for the first time by a participant during any calendar year (under this Plan or any other plan of the Company, or any parent or Subsidiary) exceeds the amount (currently $100,000) established by the Code, such options shall constitute non-qualified stock options. "Fair Market Value" shall mean the closing price of a share of Common Stock on the NASDAQ National Market System on the date as of which such value is being determined or, if there shall be no closing price on such date, on the next preceding date for which a closing price was reported; provided, however, that if Fair Market Value for any date cannot be determined as above provided, Fair Market Value shall be determined by the Committee by whatever means or method as the Committee, in the good faith exercise of its discretion, shall at such time deem appropriate.

2.2 Terms of Stock Options. Options shall be subject to the following terms and conditions and shall contain such additional terms and conditions, not inconsistent with the terms of this Plan, as the Committee shall deem advisable:

    (a) Number of Shares and Purchase Price. The number of shares of Common Stock subject to an option and the purchase price per share of Common Stock purchasable upon exercise of the option shall be determined by the Committee; provided, however, that the purchase price per share of Common Stock purchasable upon exercise of any option shall not be less than 100% of the Fair Market Value of a share of Common Stock on the date of grant of such option; provided further, that if an incentive stock option shall be granted to any person who, at the time such option is granted, owns capital stock possessing more than ten percent of the total combined voting power of all classes of capital stock of the Company (or of any parent or Subsidiary) (a "Ten Percent Holder"), the purchase price per share of Common Stock shall be the price (currently 110% of Fair Market Value) required by the Code in order to constitute an incentive stock option.

    (b) Option Period and Exercisability. The period during which an option may be exercised shall be determined by the Committee; provided, however, that no incentive stock option shall be exercised later than ten years after its date of grant; provided further, that if an incentive stock option shall be granted to a Ten Percent Holder, such option shall not be exercised later than five years after its date of grant. The Committee may, in its discretion, establish performance measures which shall be satisfied or met as a condition to the grant of an option or to the exercisability of all or a portion of an option. The

Committee shall determine whether an option shall become exercisable in cumulative or non-cumulative installments and in part or in full at any time. An exercisable option, or portion thereof, may be exercised only with respect to whole shares of Common Stock.

    (c) Method of Exercise. An option may be exercised (i) by giving written notice to the Company specifying the number of whole shares of Common Stock to be purchased and accompanied by payment therefor in full (or arrangement made for such payment to the Company's satisfaction) either (A) in cash, (B) by delivery of previously owned whole shares of Common Stock (which the optionee has held for at least six months prior to the delivery of such shares and for which the optionee has good title, free and clear of all liens and encumbrances) having a Fair Market Value, determined as of the date of exercise, equal to the aggregate purchase price payable by reason of such exercise, (C) in cash by a broker-dealer acceptable to the Company to whom the optionee has submitted an irrevocable notice of exercise or (D) a combination of (A) and (B), in each case to the extent set forth in the Agreement relating to the option and (ii) by executing such documents as the Company may reasonably request. The Committee shall have sole discretion to disapprove of an election pursuant to any of clauses (B)-(D) and in the case of an optionee who is subject to Section 16 of the Exchange Act, the Company may require that the method of making such payment be in compliance with Section 16 and the rules and regulations thereunder. Any fraction of a share of Common Stock which would be required to pay such purchase price shall be disregarded and the remaining amount due shall be paid in cash by the optionee. No certificate representing Common Stock shall be delivered until the full purchase price therefor has been paid.

2.3 Termination of Employment.

    (a) Death. Subject to paragraph (d) below and unless otherwise specified in the Agreement relating to an option, if an optionee's employment by the Company terminates by reason of death, each option held by such optionee shall be exercisable only to the extent that such option is exercisable on the date of such optionee's death and may thereafter be exercised by such optionee's executor, administrator, legal representative, beneficiary or similar person, as the case may be, until and including the earliest to occur of (i) the date which is one year (or such other period as set forth in the Agreement relating to such option) after the date of death and (ii) the expiration date of the term of such option.

    (b) Other Termination. Subject to paragraph (d) below and unless otherwise specified in the Agreement relating to an option, if an optionee's employment with the Company terminates for any reason other than death, each option held by such optionee shall be exercisable only to the extent that such option is exercisable on the effective date of such optionee's termination of employment and may thereafter be exercised by such optionee (or such optionee's legal representative or similar person) until and including the earliest to occur of (i) the date which is six months (or such other period as set forth in the Agreement relating to such option) after the effective date of such optionee's termination of employment and (ii) the expiration date of the term of such option.

    (c) Death Following Termination of Employment. Subject to paragraph (d) below and unless otherwise specified in the Agreement relating to an option, if an optionee dies during the six-month period (or such other period as set forth in the Agreement relating to such option) following termination of employment for any other reason other than death, each option held by such optionee shall be exercisable only to the extent that such option is exercisable on the date of such optionee's death and may thereafter be exercised by such optionee's executor, administrator, legal representative, beneficiary or similar person, as the case may be, until and including the earliest to occur of (i) the date which is six months (or such other period as set forth in the Agreement relating to such option) after the date of death and (ii) the expiration date of the term of such option.

    (d) Termination of Employment Incentive Stock Options. If the employment with the Company of a holder of an incentive stock option terminates by reason of death or Permanent and Total Disability (as defined in Section 22(e)(3) of the Code), each incentive stock option held by such optionee shall be exercisable only to the extent that such option is exercisable on the date of such optionee's death or on the effective date of such optionee's termination of employment by reason of Permanent and Total Disability, as the case may be, and may thereafter be exercised by such optionee (or such optionee's executor, administrator, legal representative, beneficiary or similar person) until and including the earliest to occur of (i) the date which is one year (or such shorter period as set forth in the Agreement relating to such option)after the date of death or the effective date of such optionee's termination of employment by reason of Permanent and Total Disability, as the case may be, and (ii) the expiration date of the term of such option.

    If the employment with the Company of a holder of an incentive stock option terminates for any reason other than death or Permanent and Total Disability, each incentive stock option held by such optionee shall be exercisable only to the extent such option is exercisable on the effective date of such optionee's termination of employment, and may thereafter be exercised by such optionee (or such optionee's legal representative or similar person) until and including the earliest to occur of (i) the date which is three months after the effective date of such optionee's termination of employment and
(ii) the expiration date of the term of such option.

    If the holder of an incentive stock option dies during the one-year period following termination of employment by reason of Permanent and Total Disability (or such shorter period as set forth in the Agreement relating to such option), or if the holder of an incentive stock option dies during the three-month period following termination of employment for any reason other than death or Permanent and Total Disability, each incentive stock option held by such optionee shall be exercisable only to the extent such option is exercisable on the date of the optionee's death and may thereafter be exercised by the optionee's executor, administrator, legal representative, beneficiary or similar person, as the case may be, until and including the earliest to occur of (i) the date which is six months (or such shorter period as set forth in the Agreement relating to such option) after the date of death and (ii) the expiration date of the term of such option.


III. GENERAL

3.1 Effective Date and Term of Plan. This Plan shall be submitted to the stockholders of the Company for approval and, if approved by the affirmative vote of a majority of the shares of Common Stock present in person or represented by proxy at the 1995 Annual Meeting of Stockholders, shall become effective as of the date of approval by the Board. This Plan shall terminate ten years after its effective date unless terminated earlier by the Board. Termination of this Plan shall not affect the terms or conditions of any option granted prior to termination.

    Options may be granted hereunder at any time prior to the termination of this Plan, provided that no option may be granted later than ten years after the effective date of this Plan. In the event that this Plan is not approved by the stockholders of the Company, this Plan and any options granted hereunder shall be void and of no force or effect.

3.2 Amendments. The Board may amend this Plan as it shall deem advisable, subject to any requirement of stockholder approval required by applicable law, rule or regulation, including Rule 16b-3 under the Exchange Act and Section 162(m) of the Code. No amendment may impair the rights of a holder of an outstanding option without the consent of such holder.

3.3 Agreement. No option shall be valid until an Agreement is executed by the Company and the optionee and, upon execution by the Company and the optionee and delivery of the Agreement to the Company, such option shall be effective as of the effective date set forth in the Agreement.

3.4 Non-Transferability. No option shall be transferable other than (i) by will or the laws of descent and distribution or pursuant to beneficiary designation procedures approved by the Company or (ii) as otherwise permitted under Rule 16b-3 under the Exchange Act as set forth in the Agreement relating to an option. Each option may be exercised during the optionee's lifetime only by the optionee or the optionee's legal representative or similar person. Except as permitted by the second preceding sentence, no option shall be sold, transferred, assigned, pledged, hypothecated, encumbered or otherwise disposed of (whether by operation of law or otherwise) or be subject to execution, attachment or similar process. Upon any attempt to so sell, transfer, assign, pledge, hypothecate, encumber or otherwise dispose of any option, such option and all rights thereunder shall immediately become null and void.

3.5 Tax Withholding. The Company shall have the right to require, prior to the issuance or delivery of any shares of Common Stock, payment by the optionee of any Federal, state, local or other taxes which may be required to be withheld or paid in connection with an option hereunder. An Agreement may provide that the optionee may satisfy any obligation to withhold or pay taxes arising on any date (the "Tax Date") in connection with the option in the amount necessary to satisfy any such obligation by any of the following means: (A) a cash payment to the Company,
(B) delivery to the Company of previously owned whole shares of Common Stock (which the optionee has held for at least six months prior to the delivery of such shares and for which the optionee has good title, free and clear of all liens and encumbrances) having an aggregate Fair Market Value, determined as of the Tax Date, equal to the amount necessary to satisfy any such obligation, (C) a cash payment by a broker-dealer acceptable to the Company to whom the optionee has submitted an irrevocable notice of exercise or (D) a combination of (A) and (B), in each case to the extent set forth in the Agreement relating to the option; provided, however, that the Committee shall have sole discretion to disapprove of an election pursuant to any of clauses (B)-(D) and that in the case of an optionee who is subject to Section 16 of the Exchange Act, the Company may require that the method of satisfying any such obligation be in compliance with Section 16 and the rules and regulations thereunder. An Agreement may provide for shares of Common Stock to be delivered having an aggregate Fair Market Value in excess of the minimum amount required to be withheld, but not in excess of the amount determined by applying the optionee's maximum marginal tax rate. Any fraction of a share of Common Stock which would be required to satisfy such an obligation shall be disregarded and the remaining amount due shall be paid in cash by the optionee.

3.6 Restrictions on Shares. Each option hereunder shall be subject to the requirement that if at any time the Company determines that the listing, registration or qualification of the shares of Common Stock subject to such option upon any securities exchange or under any law, or the consent or approval of any governmental body, or the taking of any other action is necessary or desirable as a condition of, or in connection with, the delivery of shares thereunder, such shares shall not be delivered unless such listing, registration, qualification, consent, approval or other action shall have been effected or obtained, free of any conditions not acceptable to the Company. The Company may require that certificates evidencing shares of Common Stock delivered pursuant to any option bear a legend indicating that the sale, transfer or other disposition thereof by the holder is prohibited except in compliance with the Securities Act of 1933, as amended, and the rules and regulations thereunder.

3.7 Adjustment. In the event of any stock split, stock dividend, recapitalization, reorganization, merger, consolidation, combination, exchange of shares, liquidation, spin-off or other similar change in capitalization or event, or any distribution to holders of Common Stock other than a regular cash dividend, the number and class of securities available under this Plan, the number and class of securities subject to each outstanding option and the purchase price per security shall be appropriately adjusted by the Committee, such adjustments to be made in the case of outstanding options without an increase in the aggregate purchase price. The decision of the Committee regarding any such adjustment shall be final, binding and conclusive. If any adjustment would result in a fractional security being (i) available under this Plan, such fractional security shall be disregarded, or (ii) subject to an option under this Plan, the Company shall pay the optionee in connection with the first exercise of the option in whole or in part, occurring after such adjustment, an amount in cash determined by multiplying (A) the fraction of such security (rounded to the nearest hundredth) by
(B) the excess, if any, of (x) the Fair Market Value on the exercise date over (y) the exercise price of the option.

3.8 No Right of Participation or Employment. No person shall have any right to participate in this Plan. Neither this Plan nor any option granted hereunder shall confer upon any person any right to continued employment by the Company, any Subsidiary or any affiliate of the Company or affect in any manner the right of the Company, any Subsidiary or any affiliate of the Company to terminate the employment of any person at any time without liability hereunder.

3.9 Rights as Stockholder. No person shall have any right as a stockholder of the Company with respect to any shares of Common Stock which are subject to an option hereunder until such person becomes a stockholder of record with respect to such shares of Common Stock.

3.10 Governing Law. This Plan, each option hereunder and the related Agreement, and all determinations made and actions taken pursuant thereto, to the extent not otherwise governed by the Code or the laws of the United States, shall be governed by the laws of the State of Delaware and construed in accordance therewith without giving effect to principles of conflicts of laws.

Adopted by Board of Directors on March 7,1995.

EXHIBIT 10-24



                                CODE 3
                                Public Safety Equipment, Inc.
                                10986 N Warson Road
                                St Louis, M0 63114-2029
                                Phone (314)426-2700
                                FAX   (314)426-1337

                    LETTER OF INTENT

The signatures below confirm the intent of Public Safety
Equipment, Inc. ("PSEI") and Cobra Electronics Corporation
("Cobra") to pursue a business arrangement whereby:

* Beginning approximately August 1, 1995, PSEI will purchase the
  XT-1000 Safety Alert transmitter from Cobra.

* Beginning no later than September 1, 1995, PSEI will market the XT-1000 through its Code 3 distribution network to:
  + all law enforcement agencies
  + all fire departments - public and private
  + all ambulance agencies - public and private

* PSEI will market the XT-1000 through its Public Safety Division distribution network to:
  + federal, state, county, city and municipal highway
    departments
  + state, county, city and municipal public works organizations
  + state, county, city and municipal utilities
  + all private utilities

* PSEl's marketing efforts in conjunction with Cobra, will include:
  + production and distribution of sales literature
  + advertising, as appropriate, to its customers
  + packaging design and production

* The XT-1000 will feature the Cobra brand in combination with the Code 3 or PSEI brand.

* Any enhancements or other modifications to the XT-1000 must be implemented and managed by Cobra.

* The manufacturer of the XT-1000, whether it is PSEI or a third party, will be determined by Cobra.

* PSEI will not market any competitive transmitter performing a safety-related function.

* PSEI will retain exclusive rights to the U.S. marketing of the XT-1000 for the customer base indicated previously, provided its annual sales exceed 5000 units after an initial ramp up period of 18 months starting from September 1, 1995.

+ All information shared by the two parties will be confidential.

Approved:

Public Safety Equipment, Inc.      Cobra Electronics Corporation
Name: Frederick W. Twichell        Name: John P. Pohl
Title: V. P. Public Safety         Title: V. P., Marketing
       Equipment, Inc. Sales
Signature: Frederick W. Twichell   Signature: John P. Pohl
Date: 6-27-95                      Date: 7-5-95

EXHIBIT 10-25


              GENERAL MOTORS CORPORATION
               SERVICE PARTS OPERATIONS

              TRADEMARK LICENSE AGREEMENT

This TRADEMARK LICENSE AGREEMENT ("AGREEMENT") is made and entered into by and between General Motors Corporation
("LICENSOR") and Cobra Electronics Corporation, whose principal business address is 6500 W. Cortland Street, Chicago, IL
606635,("LICENSEE").

WITNESSETH

WHEREAS, LICENSOR owns and has merchandising rights in certain trademarks and service marks, and owns or has merchandising rights to various other General Motors properties as listed in
Exhibit II to the AGREEMENT (hereinafter referred to as the "Trademarks"), the Trademarks having been used in promotional and advertising material in different businesses and being well known and recognized by the general public and associated in the public mind with LICENSOR;

WHEREAS, LICENSEE acknowledges that LICENSOR is the owner of the Trademarks;

WHEREAS, LICENSEE desires to acquire from LICENSOR and LICENSOR desires to grant LICENSEE a license to use the Trademarks on or in connection with the manufacture, sale, promotion and distribution of certain products pursuant to the terms and conditions provided herein and for no other purpose;

NOW, THEREFORE, in consideration of the mutual promises herein contained, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

1. DEFINITIONS

The following terms have the meaning ascribed to them herein:

(a) Territory. The term "Territory" means the countries and territories listed and described in Exhibit I. The License hereby granted extends throughout the Territory.

(b) Trademarks. The term "Trademark(s)" means the trademarks and General Motors properties set forth in Exhibit II.

(c) Licensed Products. The term "Licensed Product(s)" means the product(s) listed and described in Exhibit II for which LICENSOR authorizes LICENSEE to use a particular Trademark on or in connection therewith after LICENSEE has provided LICENSOR with a sample product bearing the Trademark and LICENSOR has examined and approved that sample product pursuant to this AGREEMENT.

(d) Net Sales. The term "Net Sales" means gross sales of the Licensed Products less quantity discounts and returns and allowances. No deduction shall be made for cash or other discounts or uncollectible accounts; no costs incurred in the manufacture, sale, distribution, exploitation or use of the Licensed Products shall be deducted from the gross sales and/or any royalty payable by LICENSEE.

(e) Comprehensive General and Product Liability Insurance. The term "Comprehensive General And Product Liability Insurance" means comprehensive general and product liability insurance maintained by LICENSEE for any claims arising from any alleged defects or use of the Licensed Products.

(f) Effective Date. The term "Effective Date" means the first date upon which LICENSOR has signed this AGREEMENT and has received (i) a copy of this AGREEMENT signed by LICENSEE,(ii) a certificate of Comprehensive General And Product Liability Insurance from LICENSEE and (iii) the Advance Royalty from LICENSEE as set forth in Exhibit III of this AGREEMENT.

2. GRANT OF LICENSE

(a)  Licensed Products.   (1) Subject to the terms and conditions
of this AGREEMENT, LICENSOR hereby grants to LICENSEE and LICENSEE hereby accepts, without the right to sublicense: an exclusive, nontransferable right, license, and privilege to use the Trademarks solely and only upon and in connection with the manufacture, sale, and/or promotion of Licensed Products in the Territory (the "License") during at least the first License Period (i.e. 3/1/95 - 12/31/97) of the Term. (2) If LICENSOR grants a license for the type of products licensed hereunder using the same or similar Trademarks to a third party during subsequent License Periods (i.e. beginning 1/1/98), then LICENSEE'S grant as specified in this Paragraph 2(a)(1) shall become non-exclusive, and the Guaranteed Minimums set forth in
Exhibit III for such subsequent License Periods shall be reduced by thirty five percent (35%) per additional licensee.

(b) Authorization For Each Licensed Product. In order for LICENSEE to obtain license authorization to use a particular Trademark on or in connection with a product under this AGREEMENT, LICENSEE must submit to LICENSOR, free of cost, for examination and written approval, a reasonable number of samples of the product bearing the particular Trademark in exactly the same manner which it intends to use the Trademark.

Upon receipt of the samples bearing the particular Trademark, LICENSOR, at its discretion, may by written notice to LICENSEE authorize use of the particular Trademark on the subject product as a Licensed Product pursuant to Paragraph 2(a) or refuse to grant the License to the LICENSEE. LICENSOR'S approval of sample products shall not be unreasonably withheld and LICENSOR shall advise LICENSEE in writing of the reason(s) for its disapproval of any such sample products. If within thirty (30) days of

LICENSOR'S receipt of the samples LICENSOR has not sent to LICENSEE a written decision regarding authorization of use of the submitted sample, it shall be deemed not to have authorized the particular product(s). Any approval by LICENSOR shall not constitute a waiver of LICENSOR's rights or any of LICENSEE's obligations and duties under this AGREEMENT.

(c) Term. The term of the License hereby granted shall be as set forth effective in Exhibit I, unless sooner terminated in accordance with the terms of this AGREEMENT.

(d) Limitations to LICENSEE's Rights. LICENSEE shall not use the Trademarks directly or indirectly on or in connection with, or in relation to, any product except Licensed Products. Except as provided in Paragraph 2(a), LICENSEE shall not make use of any Trademark or portion thereof or any term, phrase or design which is likely to be confusingly similar to, or a colorable imitation of, a Trademark or other trademarks or properties owned by LICENSOR in any manner whatsoever, including but not limited to any use as part of a company name or trade name, as a service mark, in its advertising or on its stationery, business cards or the like, except as provided herein. No right or license is granted hereby by implication or otherwise under any mark, trademark, service mark or trade name of LICENSOR except as specifically provided in Paragraph 2(a) hereof. No right to sublicense is granted or permitted hereunder; any attempt to sublicense any of the rights granted hereunder shall render this License null and void.

3. TERMS OF PAYMENT

(a) Advance Royalty.  LICENSEE agrees to pay LICENSOR the Advance
Royalty set forth in Exhibit III. The Advance Royalty is not refundable for any reason.

(b) Royalty Rate. LICENSEE agrees to pay LICENSOR the royalty set forth in Exhibit III for all Net Sales by LICENSEE during the term of this AGREEMENT ("Earned Royalties"). Sales by LICENSEE shall include sales of Licensed Products by any of its affiliated, associated, or subsidiary companies. Products will be considered sold when billed out, or if not billed out, when shipped or delivered by LICENSEE. The Net Sales value upon which the royalties are to based shall be that realized in an arms-length transaction in an open and competitive market. In the absence of such a transaction, the parties hereto shall define such a value.

(c) Minimum Royalties. LICENSEE agrees to pay LICENSOR the minimum annual royalty amount set forth in Exhibit III, as a minimum guarantee against royalties to be paid to LICENSOR, pursuant to Paragraph 3(b), during the term of this AGREEMENT. No part of any minimum royalty paid to LICENSOR shall be repayable to LICENSEE.

(d) Royalty Statements. So long as this AGREEMENT remains in effect, LICENSEE shall provide LICENSOR with quarterly royalty statements for the quarters ending December 31, March 31, June 30, and September 30 of each year. Each such statement:

    (i) shall be furnished to LICENSOR not later than thirty (30) days after the end of each quarter to which it relates;

    (ii) shall be a complete statement certified to be accurate by LICENSEE, identifying the quantity, model number (and/or description gross sales, itemized deductions from gross sales for authorized discounts and for authorized returns for damaged goods and Net Sales of the Licensed Products distributed and/or sold by LICENSEE during the quarter;

    (iii) shall indicate the amount of royalties payable to LICENSOR for that quarter, and the amount of royalties (if any) to be applied against the minimum royalty;

    (iv) shall be accompanied by payment of the royalties owed during that quarter; and

    (v) shall be furnished to LICENSOR whether or not any of the Licensed Products have been distributed and/or sold during the preceding quarter. The receipt or acceptance by LICENSOR of any of the statements furnished pursuant to this License or of any royalties paid hereunder (or the cashing of any royalty checks paid hereunder regardless of any notation or statement thereof) shall not preclude LICENSOR from questioning the correctness thereof at any time, and in the event that any inconsistencies or mistakes are discovered in such statements or payments, they shall immediately be rectified and the appropriate payments made by LICENSEE to LICENSOR.

(e) Terms of payment. Payment shall be made in U.S. Dollars directly to LICENSOR, or to such bank as LICENSOR may designate in writing to LICENSEE. Checks shall be made payable to "GM
Service Parts Operations".

(f) Late Payments. In the event LICENSEE fails to make any payment when due under this AGREEMENT, a late payment charge at the rate of one percent (1%) per month, assessed upon the amount payable due from the day such payment becomes past due, shall be due and payable to LICENSOR without further notice.

4. EXCLUSIVITY

LICENSOR shall not grant a license to use the Trademarks for the type of products covered by this AGREEMENT during the Term, except as otherwise provided in Paragraph 2(a). Such exclusivity notwithstanding, nothing else in this AGREEMENT shall be construed to prevent LICENSOR from granting any other license for the use of the Trademarks or from utilizing the Trademarks in any other manner whatsoever.

5. GOODWILL

LICENSEE recognizes the great value of the goodwill associated with the Trademarks and acknowledges that the Trademarks, and all rights therein and the goodwill pertaining thereto belong exclusively to LICENSOR. LICENSEE further recognizes and acknowledges that the Trademarks have acquired secondary meaning in the mind of the public. Notwithstanding anything expressed in the AGREEMENT to the contrary, LICENSEE shall not acquire, be deemed to have acquired and shall not claim any rights to the Trademarks other than the rights granted by LICENSOR under this AGREEMENT.

6. LICENSOR'S TITLE AND PROTECTION OF LICENSOR'S RIGHTS

(a) LICENSEE agrees that it will not do or suffer to be done, during the term of this AGREEMENT any act or thing that will impair in any way the rights of LICENSOR to the Trademarks. LICENSOR hereby indemnifies LICENSEE and undertakes to hold it harmless against any claims or suits arising solely out of the use by LICENSEE of the Trademarks as authorized in this AGREEMENT provided that prompt notice is given to LICENSOR of any such claim or suit and provided, further, that LICENSOR shall have the option to undertake and conduct the defense of any suit brought and that no settlement of any such claim or suit is made without the prior written consent of LICENSOR.

(b) LICENSEE agrees to assist LICENSOR to the extent necessary in the procurement of any protection for, or to protect any of LICENSOR's rights to, the Trademarks; LICENSOR shall reimburse such reasonable pre-approved expenses which LICENSEE might incur in providing such assistance. LICENSOR if it so desires, may commence or prosecute any claims or suits in its own name or in the name of LICENSEE or join LICENSEE as a party thereto. LICENSEE shall promptly notify LICENSOR in writing of any infringement or imitation by others of the Trademarks on products the same as or similar to those covered by this AGREEMENT which may come to LICENSEE's attention, and LICENSER shall have the sole right to determine whether or not any action shall be taken on account of any such infringement or imitation.

(c) LICENSEE shall not attempt to register any Trademark or portion thereof alone or as part of its own trademark or tradename nor shall LICENSEE use or attempt to register any marks which are likely to be confusingly similar to or constitute a colorable imitation of a Trademark.

7. INDEMNIFICATION BY LICENSEE AND PRODUCT LIABILITY INSURANCE

LICENSEE hereby indemnifies LICENSOR and its agent, Equity Management Inc. ("EMS") and agrees to defend against and hold LICENSOR and EMI harmless from any claims, suits, loss, and damage arising out of the manufacture, sale, or distribution of Licensed Products by or for LICENSEE, including without limitations, any unauthorized use of any trademark (except as to LICENSEE'S use of the licensed Trademarks as expressly authorized by this AGREEMENT), patent, process, idea, method, or device by LICENSEE in connection with the manufacture, sale, or distribution of Licensed Products, and any contractual liability claims or product liability claims, whether based upon negligence, strict liability, or any other legal theory and whether including personal injury or property damage ("Comprehensive General And Product Liability Claims"). LICENSEE agrees that it will obtain as of the Effective Date, at its own expense, a Comprehensive General And Product Liability Insurance policy from a recognized insurance company which is qualified to do business in the Territory, providing adequate protection (in the minimum amount per occurrence as set forth in Exhibit VI) Comprehensive General And Product Liability Insurance, naming LICENSOR and EMI as additional insured parties, setting forth the amount of insurance, the policy number, the date of expiration, and including a provision requiring that LICENSOR shall receive thirty (30) days written notice prior to termination, reduction or modification of such insurance coverage, will be submitted to LICENSOR and EMI by LICENSEE for LICENSOR's prior approval. Any proposed change in such Certificate of Comprehensive General and Product Liability Insurance shall be submitted to LICENSOR for its prior approval; upon modification thereof, LICENSEE shall furnish LICENSOR and EMI with a copy of the modified Certificate of Comprehensive General And Product Liability Insurance upon request. LICENSEE's purchase of Comprehensive General And Product Liability Insurance or furnishing to LICENSOR a Certificate therefore shall not relieve LICENSEE of any other of its obligations or liabilities under this AGREEMENT.

8. QUALITY CONTROL

(a) LICENSEE acknowledges that if Licensed Products manufactured and sold by it were of frequent inferior quality in design, material or workmanship, the substantial goodwill which LICENSER has built up and now possesses in the Trademarks would be impaired. Accordingly, it is an essential condition of this AGREEMENT, and LICENSEE hereby covenants and agrees, that Licensed Products covered by this AGREEMENT shall be of high standard and of such quality, style and appearance ("Quality Standards") as shall (in the sole and unfettered judgment of LICENSOR which shall not be unreasonably exercised) be adequate and suited to their exploitation to the best advantage and to the protection and enhancement of the Trademarks and the goodwill pertaining thereto; that Licensed Products will be manufactured, sold and distributed in accordance with all applicable, Federal, State and local laws; and that the policy of sale, distribution and/or exploitation by LICENSEE shall be of high standard and to the best advantage of the Trademark and that the same shall in no manner reflect adversely upon the good name of LICENSER. To this end, LICENSEE shall submit samples of proposed products to LICENSOR for examination and written approval pursuant to Paragraph 2(b).

(b) Reporting and Inflection. In order to determine ne whether LICENSEE is maintaining the Quality Standards, LICENSEE shall:
(i) provide to LICENSOR a written report, on a semi-annual basis, describing any and all material complaints which LICENSEE has received regarding Licensed Products; (ii) provide to LICENSOR upon LICENSOR's request (no more than once per calendar year) and at LICENSEE's expense, one sample of each Licensed Product in connection with which the Trademarks have been used; and (iii) permit representatives of LICENSOR to inspect LICENSEE's facilities during normal business hours with five business days advance notice to determine whether LICENSEE is maintaining the Quality Standards. Any such inspection shall be conducted in a manner that will not interfere with LICENSEE's normal business activities and shall be confidential.

(c) No New Use of Trademark. LICENSEE is restricted to using the Trademarks solely in connection with Licensed Products. LICENSEE may not sell, license, rent or otherwise distribute any new use of a Trademark in connection with any product other than a Licensed Product.

(d) Advertising. LICENSEE shall provide LICENSOR with samples of all, or at LICENSOR's option a representative sampling of, proposed packaging, advertising copy, brochures, catalogs, marketing and promotional materials, documentation and technical materials and all other written materials used in connection with the Licensed Products bearing the Trademarks (individually or collectively, the "Material")for LICENSOR~s approval of (1) the manner in which the Trademarks are used; (2) conformance to the Quality Standards; and (3) the notice in accordance with Exhibit IV that the Products are officially licensed by LICENSOR. If LICENSOR shall fail to approve the material or object in writing within thirty (30) days after receipt of the Material, the Material shall be deemed disapproved until such time as LICENSOR approves the Material in writing. LICENSOR'S approval of the Material shall not be unreasonably withheld. Such approval by LICENSOR shall not constitute waiver of LICENSOR's rights or LICENSEE's duties under any provision of this AGREEMENT.

9. LABELING

(a) LICENSEE agrees that on or before six (6) months from the Effective Date it will cause to appear on the individual Licensed Product or package therefor, such as a header card, hang tag, or similar label, of each Licensed Product sold by Licensee under this License, the notice which appears in Exhibit IV or other notice approved by LICENSOR.

(b) It is agreed that nothing contained in this AGREEMENT shall be construed as an assignment or grant to LICENSEE of any right, title, or interest in or to the Trademarks, it being understood that all rights relating thereto are reserved by LICENSOR, except for the license to LICENSEE specifically and expressly provided in this AGREEMENT. LICENSEE agrees that, at the termination or expiration of this AGREEMENT, LICENSEE will be deemed to have assigned, transferred, and conveyed to LICENSOR any rights, equities, goodwill, titles, or other rights in and to the Trademarks which may have been obtained by LICENSEE or which may have vested in LICENSEE in pursuance of any endeavors covered hereby, and that LICENSEE will execute any instruments requested by LICENSOR to accomplish or confirm the foregoing. Any such assignment, transfer, or conveyance shall be without other consideration than the mutual covenants and considerations of this AGREEMENT.

10. PROMOTIONAL MATERIAL

(a) LICENSOR shall have the right, but shall not be under any obligation, to use the Trademarks, or the name of LICENSEE with LICENSEE'S prior written consent, so as to give the Trademarks, LICENSEE, LICENSOR, or LICENSOR's programs full and favorable prominence and publicity. LICENSOR shall not be under any obligation to broadcast or continue broadcasting any radio or television program or advertisement or to use the Trademarks or any person, character, symbol, design or likeness or visual representation thereof in any radio or television program or advertisement.

b) LICENSEE agrees not to offer for sale or advertise or publicize any Licensed Product on radio or television without the prior written approval of LICENSOR, which approval LICENSOR may grant or withhold in its unfettered discretion, and such approval shall not be unreasonably withheld.

11. DISTRIBUTION

LICENSEE agrees that during the term of this AGREEMENT it will diligently, in accordance with its standard business practices, manufacture or have manufactured, distribute, and sell Licensed Products and that it will make and maintain adequate arrangements for the distribution of Licensed Products in the Channel of Distribution defined in Exhibit I.

12. RECORDS

LICENSEE agrees to keep accurate books of account and records covering all transactions relating to the License hereby granted, and LICENSOR and its duly authorized representatives shall have the right at all reasonable hours of the regular business day and upon five (5) business days notice to examine said books of account and records and all other documents and materials in the possession or under the control of LICENSEE with respect to the subject matter and terms of this AGREEMENT, and shall have free and full access thereto for said purposes and for the purpose of making extracts therefrom. Upon LICENSOR's demand, LICENSEE shall, at LICENSOR's expense, furnish to LICENSOR a detailed statement by an independent Certified Public Accountant showing the quantity, description, price, gross sales, itemized deductions from gross sales of Licensed Product sold or marketed by LICENSEE through the date of LICENSOR's demand. All books of account and records pertaining to Licensed Products shall be kept available for at least two (2) years after the termination or expiration of this License.

13. TERMINATION

(a) If in any License Period LICENSEE fails to sell any of the Licensed Products (or any class or category of Licensed Products), LICENSOR, in addition to all other remedies available to it, may terminate this License with respect to any Licensed Product (any class or category thereof which has not been manufactured or distributed during such quarterly period) by giving written notice of termination to LICENSEE.

(b) If LICENSEE files a petition in bankruptcy or is adjudicated a bankrupt or if a petition in bankruptcy is filed against LICENSEE or it becomes insolvent, or makes an assignment for the benefit of its creditors or pursuant to any bankruptcy law, or if LICENSEE discontinues all or a significant portion of its business or if a receiver is appointed for LICENSEE or its business, the License hereby granted shall automatically terminate without any notice being necessary. In the event the License is so terminated, LICENSEE, its receivers, representatives, trustees, agents, administrators, successors, or assigns shall have no right to sell, exploit or in any way deal with or in any Licensed Product or any carton, container, packing or wrapping material, advertising, promotional, or display material bearing any of the Trademarks.

(c) If either party shall violate or breach any of its material obligations under this AGREEMENT, the non-breaching party shall have the right to terminate the License hereby granted upon thirty (30) day's written notice, and such notice of termination shall become effective unless the breaching party shall fully and completely remedy the violation or breach within the thirty (30) day period to the non-breaching party's full satisfaction.

(d) LICENSOR shall have the right to immediately terminate this AGREEMENT by giving written notice to LICENSEE if LICENSEE takes any actions in connection with the manufacture, offering for sale, advertising, promotion, shipment and/or distribution of Licensed Products which damages or reflects adversely upon LICENSOR or the Licensed Trademarks. LICENSOR shall not terminate the AGREEMENT under this Paragraph 13(d) if the particular Licensed Product, advertising, or promotional item has been approved by LICENSOR.

(e) Termination of the License under the provisions of Paragraph 13 shall be without prejudice to any rights which LICENSOR may otherwise have against LICENSEE. Upon the termination of the License, all royalties on sales made prior to termination shall become immediately due and payable.

14. REQUEST FOR NEW LICENSE

LICENSEE shall have the right to apply for a new license by submitting a written request to LICENSOR for such new license at least ninety (90) days prior to the final expiration of this License. In the event LICENSEE submits such written request, the parties shall mutually agree to the terms and conditions of the new License.

15. FINAL STATEMENT UPON TERMINATION OR EXPIRATION

Sixty (60) days before the final expiration of this AGREEMENT and, in the event of its termination, ten (10) days after receipt of notice of termination or the happening of the event which terminates this AGREEMENT where no notice is required, a statement showing the number and description of Licensed Products on hand or in process shall be furnished by LICENSEE to LICENSOR. LICENSOR shall have the right to take physical inventory to ascertain or verify such inventory and statement. Refusal by LICENSEE to submit to such physical inventory by LICENSOR shall forfeit LICENSEE's right to dispose of such inventory, LICENSOR retaining all other legal and equitable rights under this AGREEMENT.

16. DISPOSAL OF STOCK UPON TERMINATION OR EXPIRATION

After expiration or termination of this AGREEMENT under the provisions of Paragraph 13, LICENSEE, except as otherwise provided in this AGREEMENT, may dispose of Licensed Products which are on hand or in process at the time of expiration or notice of termination is received for a period of 9 months after the date of expiration or termination, provided advances and royalties continue to be paid and statements furnished in accordance with Paragraph 3. LICENSEE shall, in no event, manufacture, sell, or dispose of any Licensed Product after expiration or termination of the AGREEMENT where such expiration or termination was based on the willful or grossly negligent failure of LICENSEE to affix the appropriate trademark ownership notice as appears in Exhibit IV to the hang tags or labels or because of the willful or grossly negligent departure by LICENSEE from the Quality Standards approved by LICENSOR pursuant to Paragraph 8, provided, however, that LICENSEE shall have thirty
(30) days to remedy such failure or departure.

17. EFFECT OF TERMINATION OR EXPIRATION

Upon and after the expiration or termination of this License, all rights granted to LICENSEE hereunder shall forthwith revert to LICENSOR, except as provided in Paragraph 16.

18. REMEDIES

(a) Resort to any remedies referred to herein shall not be construed as a waiver of any of the rights and remedies to which either party is entitled under this AGREEMENT or otherwise.

(b) All rights and remedies of the parties, whether evidenced hereby or arising as a result of any other contract, agreement, instrument or law, shall be cumulative and may be exercised singularly or concurrently.

19. EXCUSE FOR NON PERFORMANCE

(a) LICENSEE shall be released (at its sole option) from its obligations to manufacture, sell and market Licensed Products, and this License shall terminate (at LICENSEE'S sole option) in the event that governmental regulations, excessive tariffs, or other causes arising out of a state of national emergency or war or causes beyond the control of LICENSEE render performance impossible (the "Event") and LICENSEE promptly so informs LICENSOR in writing of such causes and its desire to be so released. In such events, all Earned Royalties on sales made prior to such event shall become immediately due and payable and no minimum royalties or advance royalties already paid shall be refunded to LICENSEE. It is understood, however, that no future minimum royalties shall be payable to LICENSOR once LICENSEE is released under this Paragraph 19(a).

(b) In the interest of maximizing the opportunities under this AGREEMENT and in the spirit of LICENSOR'S willingness to cooperate with LICENSEE, LICENSEE may decide (in its sole discretion) not to be released under Paragraph 19(a); if LICENSEE so decides: (1) all obligations under this AGREEMENT (including those related to performance and monetary payment obligations such as Advance and Minimum Guarantee payments) shall be tolled during the duration of the Event (however no Minimum Royalties or Advance Royalties already paid shall be refunded to LICENSEE); and (2) the AGREEMENT shall be extended (with written notice to LICENSOR) for a time period equal to the duration of the Event. Upon the remedy or correction of the Event, all provisions of and obligation(s) contained in this AGREEMENT shall be reinstated and LICENSEE may carry forward any Advance or Minimum Guarantee amounts paid by LICENSEE but not yet earned, and credit such amounts against the Advance or Minimum Guarantee amount(s) applicable to such License Period(s).

20. NOTICES AND PAYMENTS

(a) Notices. All communications, notices and exchanges of information contemplated herein or required or permitted to be given under this AGREEMENT must be in writing and will be deemed effective when delivered in person or on the third business day after the day on which mailed by the highest class of regular mail to the following addresses:

    If to LICENSOR:    Equity Management Inc.
                       201 W. Big Beaver Road
                       Suite 370
                       Troy, MI 48084
                       Attn.: Manager - SPO Licensing
                       (If by facsimile, 810-680-9868)

    If to LICENSEE:    Cobra Electronics Corporation
                       6500 W. Cortland Street
                       Chicago, IL 60635
                       Attn.: Mr. John Pohl, VP Marketing
                       (If by facsimile, 312-889-3009)

In the case of notices regarding breach, termination, or approvals under Sections 2, 8, and 10, and in case of any service of process, such notice or service of process shall be sent by certified mail, electronic transmission (facsimile), or reputable overnight carrier which provides proof of mailing, transmission, or receipt.

(b) Payments. Royalty statements and payments shall be deemed effective when received at the following address:

                        Equity Management Inc.
                        1450 E. American Lane
                        Suite 1111
                        Schaumburg, IL  60173
                        Attn.:  Royalty Administration

21. RELATIONSHIP BETWEEN LICENSOR AND LICENSEE

Nothing in this AGREEMENT shall be construed to place the parties in a relationship whereby either shall be considered to be the agent of the other for any purpose whatsoever. Neither party is authorized to enter into any contract or assume any obligation for the other. Any such unauthorized act will create separate liability in the party so acting to any and all third parties affected thereby. Nothing in this AGREEMENT shall be construed to establish a relationship as partners or joint venturers between LICENSOR and LICENSEE. Each party is individually responsible only for its own obligations, duties, and promises as set forth in the AGREEMENT.

22. NO ASSIGNMENT OR SUBLICENSE BY LICENSEE

This AGREEMENT and each part thereof and all rights and duties hereunder are personal to LICENSEE and shall not, without the prior written consent of LICENSOR, be assigned, mortgaged, sublicensed, or otherwise encumbered by LICENSEE or by operation of law.

23. NO WAIVER, ENTIRE AGREEMENT

None of the terms of this AGREEMENT can be waived or modified except by an express agreement in writing signed by both parties. There are no representations, promises, warranties, covenants, or undertakings other than those contained in this AGREEMENT, which represents the entire understanding of the parties. The failure of either party hereto enforce, or the delay by either party in enforcing, any of its rights under this AGREEMENT shall not be deemed a continuing waiver or a modification thereof, and either party may, within the time provided by applicable law, commence appropriate legal proceeding to enforce any or all of such rights. No person, firm, group, or corporation other than LICENSEE and LICENSOR shall be deemed to have acquired any rights by reason of anything contained in this AGREEMENT.

24. MANUFACTURING SOURCE

LICENSEE represents that certain Licensed Products are manufactured for LICENSEE by the companies listed in Exhibit V.
LICENSEE agrees to notify LICENSOR in writing prior to changing the manufacturing source for any of those Licensed Products.

25. MISCELLANEOUS

(a) Controlling Law. This shall be considered as having been entered into in the State of Michigan, and shall be construed and interpreted in accordance with the laws of that State, and each of the parties hereto agree to submit to the jurisdiction of the applicable federal and state courts located in said state.

(b) Choice of Forum. Legal or equitable action commenced under this AGREEMENT by LICENSEE must be instituted in the appropriate courts located in Michigan.

(c) Compliance. LICENSEE shall ensure that any activities undertaken by it pursuant to this AGREEMENT, including but not limited to the manufacture, sale, promotion and export of Licensed Products, shall comply with all federal, state, and local laws, rules and regulations of the United States, as such may by amended and in force from time to time.

(d) Service of Process. Service of process shall be effective if mailed pursuant to Paragraph 20 hereof.

(e) Singular Shall Include Plural. Whenever required by the context, the singular shall include the plural and the plural the singular, and the masculine shall include the feminine and neuter.

(f) Severability The provisions of this AGREEMENT shall be severable, and if any provision of this AGREEMENT shall be held or declared to be illegal, invalid, or unenforceable in any jurisdiction, such illegality, invalidity or unenforceability shall not affect any other provision hereof or the interpretation and effect of the AGREEMENT as to any other jurisdiction, and the remainder of the AGREEMENT, disregarding such illegal, invalid or unenforceable provision shall continue in full force and effect as though such illegal, invalid, or unenforceable provision had not been contained herein.

(g) Headings. Headings or titles to Paragraphs or subparagraphs in this AGREEMENT are for convenience or reference only and shall not affect the meaning or interpretation of this AGREEMENT or any part hereof.

(h) No Modifications. This AGREEMENT may not be released, discharged, abandoned, changed or modified in any manner except in an instrument signed by each of the parties hereto.

(i) No Strict Construction. The language used in this AGREEMENT shall be deemed to be language chosen by both parties hereto to express their mutual intent, and no rule of strict construction against either party shall apply to any term or condition of this AGREEMENT.

FOR:  COBRA ELECTRONICS           FOR: GENERAL MOTORS CORPORATION
      CORPORATION                     SERVICE PARTS OPERATIONS

BY:    John P. Pohl               BY:    Robert D. Cheyne
NAME:  John P. Pohl               NAME:  Robert D. Cheyne
TITLE: VP Marketing               TITLE: Manager, Trademark
                                         Licensing
DATE:  5/10/95                    DATE:  5/11/95

                 TRADEMARK LICENSE AGREEMENT
          LICENSEE: COBRA ELECTRONICS CORPORATION
                         EXHIBIT I



TERRITORY

The licensed Territory is as described below except as prohibited by United States laws or regulations.

The United States of America, its territories and possessions, Mexico, and Canada, only.

TERM

Except as otherwise provided herein, the Term of this AGREEMENT shall be retroactively from March 1, 1995 to December 31, 2000 unless sooner terminated in accordance with the provisions of this AGREEMENT.

This AGREEMENT shall be renewed at LICENSEE'S option for an additional three (3) year term in the event LICENSEE has Earned
Royalties during the last License Period of the Initial Term
(i.e. 1/1/2000 - 12/31/00) of at least $200,000.

CHANNEL OF DISTRIBUTION

General Motors vehicle dealer network, LICENSEE'S dealer network, (including LICENSEE'S catalogs and retail outlets) and other wholesale and retail channels.

                   TRADEMARK LICENSE AGREEMENT
              LICENSEE: COBRA ELECTRONICS CORPORATION
                           EXHIBIT II


The following Licensed Trademarks and associated Licensed
Products form part of this AGREEMENT:

LICENSED TRADEMARKS                     LICENSED PRODUCTS

GM Official Licensed Products           - Citizen band radios
Emblem (as shown on Exhibit II-A,         and microphones and
incorporated)                             antennas for citizen
                                          band radios, only.

GM "Mark of Excellence' Emblem*






* The GM "Mark of Excellence" Emblem may only be used in close conjunction with "by Cobra" or other variation of "by Cobra" as specifically approved in writing by LICENSOR, and only with the Licensed Products, associated sales and collateral materials.
The GM "Mark of Excellence" Emblem may only be used as a product trademark. The GM "Mark of Excellence" Emblem may not be used as a business identity for an operating unit of LICENSEE or for any other use unless specifically approved in writing by LICENSOR.

                 TRADEMARK LICENSE AGREEMENT
            LICENSEE: COBRA ELECTRONICS CORPORATION
                       EXHIBIT II-A







           (GM LOGO)                The GM Trademarks are
                                    properties of General Motors
                                    Corp. used under license by:

        O F F I C I A L
        LICENSED PRODUCT





                                    Licensee of GMSPO 1993
                                    General Motors Corp.
                                           MS-3417





           FRONT                           BACK

 (GM Blue with white border)      (GM Blue print on white)

                  TRADEMARK LICENSE AGREEMENT
           LICENSEE: COBRA ELECTRONICS CORPORATION

                          EXHIBIT III

ROYALTY RATE

The Royalty to be paid by LICENSEE to LICENSOR during the Term shall be five percent of Net Sales of LICENSED PRODUCTS. If the AGREEMENT is renewed as provided in Exhibit I, the Royalty shall increase to six percent.

ADVANCE ROYALTY

LICENSEE agrees to pay LICENSOR a non-refundable advance royalty ("Advance") in the amount of $100,000 (U.S.); $50,000 of the Advance is payable on execution of this AGREEMENT by LICENSEE and the remaining $50,000 is payable upon LICENSEE'S first shipment of the LICENSED PRODUCTS, or on November 15, 1995, whichever occurs first. The Advance shall be credited against the minimum guaranteed royalties pursuant to Paragraph 3(c) during the first License Period of the Term only. No carry-over of excess Net Sales (over the Advance) or deficiency of Net Sales (under the Advance) into subsequent License Periods within the Term or any renewal term shall be allowed.

MINIMUM GUARANTEED ROYALTIES

The minimum annual royalty ("Guaranteed Minimum") to be paid by LICENSEE to LICENSOR shall be as follows (unless otherwise reduced pursuant to Paragraph 2(a):

               License Period           Guaranteed Minimum
               3/1/95 - 12/31/97        $155,000
               1/1/98 - 12/31/98        $100,000
               1/1/99 - 12/31/99        $100,000
               1/1/2000 - 12/31/00      $130,000

               If renewed as allowed herein:
               1/1/01 - 12/31/01        $200,000
               1/1/02 - 12/31/02        $200,000
               1/1/03 - 12/31/03        $200,000

Such Guaranteed Minimum is due and payable semi-annually (i.e., June 30 and December 31) during each License Period of the Term or any renewal term unless otherwise paid as Earned Royalties or the Advance during such License Period. The Guaranteed Minimum shall stand alone. No carry-over of excess Net Sales (over the Guaranteed Minimum) or deficiency of Net Sales (under the Guaranteed Minimum) into subsequent License Periods within the Term or any renewal term shall be allowed.

                  TRADEMARK LICENSE AGREEMENT
           LICENSEE: COBRA ELECTRONICS CORPORATION
                         EXHIBIT IV


LICENSEE will use the following notice somewhere in its advertising or promotional materials and on the LICENSED PRODUCTS or tags or stickers affixed to the LICENSED PRODUCTS or packaging:

     "[Particular General Motors trademark(s) licensed] are trademarks of General Motors Corporation and used under license to Cobra Electronics Corporation".

LICENSEE will also affix tags or stickers to all LICENSED
PRODUCTS, which tags or stickers display a LICENSOR-supplied logo designating the LICENSED PRODUCTS as "Official General Motors
Licensed Products" (or similar statement). LICENSEE shall purchase the tags or stickers from LICENSOR or LICENSOR'S designated vendor.

LICENSEE shall display the GM Official Licensed Product Emblem on all packaging and in all promotional and advertising materials for LICENSED PRODUCTS.

LICENSEE agrees to use the LICENSED TRADEMARKS, hang tags and/or stickers only in the manner prescribed by LICENSOR and only in accordance with standards and specifications provided by LICENSOR.

To ensure control over and proper use of the GM Official Licensed Product Emblem, LICENSEE may use the Emblem only in a manner which complies with the guidelines and requirements of LICENSOR. All products, catalogs, sales materials, and other items of LICENSEE using or displaying the Emblem must be submitted to E.I. and approved by LICENSOR in accordance with this AGREEMENT before their use or distribution. Purchasers, redistributors, or resellers of LICENSEE's products may not use or display the Emblem (other than on LICENSEE'S original packaging) unless they have a separate license agreement with LICENSOR directly.

                 TRADEMARK LICENSE AGREEMENT
          LICENSEE: COBRA ELECTRONICS CORPORATION
                          EXHIBIT V



MANUFACTURING SOURCE (Confidential)

The following companies shall constitute the Manufacturing
Source:


Licensed Product:           ______________________________

Company Name:               ______________________________

Address:                    ______________________________

                            ______________________________

                            ______________________________

                            Attn.: ________________________


Licensed Product:

Company Name:               ______________________________

Address:                    ______________________________

                            ______________________________

                            ______________________________

                            ______________________________

                            Attn.: ________________________

                 TRADEMARK LICENSE AGREEMENT
         LICENSEE: COBRA ELECTRONICS CORPORATION
                         EXHIBIT VI
                         page 1 of 2

DEADLINES

Deadline for Prototypes to LICENSOR:                   6/1/95

Deadline for Initial Manufacturing Run:               10/1/95

Deadline for Submission of Packaging:                  6/1/95

Deadline for Advertising & Promotional Material:       6/1/95

Initial Sale to Distribution Channel:                 12/1/95



MINIMUM ANNUAL ADVERTISING AMOUNT

In addition to any other fees, expenses, royalties and other payments contemplated or required herein, LICENSEE shall spend three percent of net LICENSED PRODUCTS sales per Term year on advertising and promoting the LICENSED PRODUCTS; LICENSEE shall provide LICENSOR with an accounting of these expenditures on an annual basis.



COMPREHENSIVE GENERAL AND PRODUCT LIABILITY INSURANCE

The minimum amount of Comprehensive General And Product Liability
Insurance under this AGREEMENT shall be One million dollars
($1,000,000) per occurrence.

                 TRADEMARK LICENSE AGREEMENT
           LICENSEE: COBRA ELECTRONICS CORPORATION
                         EXHIBIT VI
                         page 2 of 2


SPECIAL TERMS AND CONDITIONS

Confidentiality:

Neither party shall disclose, use or otherwise communicate to any third party (other than to the disclosing party's respective employees, agents, including specifically LICENSOR'S licensing representative Equity Management Inc., and participants with respect to this AGREEMENT, in their capacity as such and who have a specific "need to know" and who shall be bound by these provisions), any information regarding either the terms and provisions of this AGREEMENT or any other confidential materials, trade secrets and/or proprietary information delivered pursuant to the terms and provisions of this AGREEMENT, including the manufacturers identified in Exhibit V except: (i) to the extent necessary to comply with a specific applicable law or the valid final order of a court of competent jurisdiction in which the party making the disclosure or communication shall notify the other party in writing before making the disclosure and shall seek confidential and proprietary treatment of the information;
(ii) as part of normal reporting or review procedures to the disclosing party's board of directors, parent company, auditors and attorneys, provided, however, that such persons or entities agree to be bound by these provisions; (iii) to enforce its rights legally under this AGREEMENT in a court of competent jurisdiction; or (iv) such information is part of the public domain through lawful disclosure other than by the receiving party.

Early Termination:

A. If Earned Royalties do not exceed $100,000 during the first License Period (i.e. 3/1/95 - 12/31/97) of the Term, then either party may, upon written notice to the other party, terminate this AGREEMENT. In such event, the AGREEMENT shall terminate on December 31, 1997. LICENSEE shall, however, be required to pay any balance due on the Guaranteed Minimum for the first License Period only, Earned Royalties on all sales of the LICENSED PRODUCTS up to and including the date of termination, and Earned Royalties on all sales of LICENSED PRODUCTS during the nine (9) month sell-off period permitted in Section 16, in accordance with Paragraph 3(b).

B. If Earned Royalties do exceed $100,000 during the first License Period, then the early termination provisions in (A) above shall not apply and all Guaranteed Minimums, including any deficiencies of Earned Royalties under the Guaranteed Minimums, shall remain due and payable.

                            FIRST
                          AMENDMENT
                             TO
                       LICENSE AGREEMENT



This FIRST AMENDMENT, effective as of the last date of the signatures below, to that certain Trademark License Agreement effective March 1, 1995 ("AGREEMENT") is made and entered into by and between General Motors Corporation, Service Parts Operations,
("LICENSOR") and Cobra Electronics Corporation.

WHEREAS, the parties have entered into the AGREEMENT and mutually desire to amend such AGREEMENT as specifically provided herein;

NOW THEREFORE for good and valuable consideration, the sufficiency of which is hereby acknowledged, the parties agree as follows:

    1. Exhibit I of the AGREEMENT is amended to extend the Term for one year through December 31, 2001. If LICENSEE has Earned Royalties of at least S200,000 during the last License Period of the extended Term (i.e., 1/1/2001 - 12/31/2001), the AGREEMENT shall be renewed for an additional three (3) years through December 31, 2004.

    2. Exhibit III, advance Royalty, of the AGREEMENT is amended to reschedule LICENSEE'S payment of the $50,000 balance of the non-refundable Advance as follows:

        $10,000 payable on or before December 31, 1995;

        $40,000 payable upon LICENSEE'S first shipment of the LICENSED PRODUCTS or on March 1, 1996, whichever occurs first.

     3. Exhibit III, "Minimum Guaranteed Royalties", of the
        AGREEMENT is a emcee to reflect the extended Term and to adjust the L Cease Period dates for purposes of
       Guaranteed Minimum payments, as follows:

        License Period                 Guaranteed Minimum

        3/1/95 - 12/31/98                   $155,000
        1/1/99 - 12/31/99                   $100,O00
        1/1/2000 - 12/31/00                 $100,000
        1/1/01 - 12/31/01                   $130,000

        If renewed as allowed herein;
        1/1/02 - 12/31/02                   $200,000
        1/1/03 - 12/31/03                   $200,000
        1/1/04 - 12/31/04                   $200,000

     4. Exhibit VI, "Early Termination", paragraph "A." is deleted and replaced with the following:

        "A. If Earned Royalties do not exceed $100,000 during the first License Period (i.e., 3/1/95 - 12/31/98) of the Term, then either party may, upon written notice to the other party, terminate this AGREEMENT. In such event, the AGREEMENT shall terminate on December 31, 1998. LICENSEE shall, however, be required to pay any balance due on the Guaranteed Minimum for the first License Period only, Earned Royalties on all sales of the LICENSED PRODUCTS up to and including the date of termination, and Earned Royalties on all sales of LICENSED PRODUCTS during the nine (9) month sell-off period permitted in Section 16, in accordance with Paragraph 3(b)."

     5. If Earned Royalties for the period January 1, 1998 through December 31, 1998 are less than $80,000, then upon written request by LICENSEE to LICENSOR, the parties agree to negotiate in good faith revised Guaranteed Minimums for the License Periods beginning January 1, 1999; such revised Guaranteed Minimums shall not be less than the actual Earned Royalties for the period January 1, 1998 through December 31, 1998.

     6. Other than as specifically set forth in this FIRST AMENDMENT, the AGREEMENT remains unchanged and of full force and effect; any conflict between the AGREEMENT and this FIRST AMENDMENT shall be controlled by this FIRST AMENDMENT.


GENERAL MOTORS CORPORATION         COBRA ELECTRONICS CORPORATION
 SERVICE PARTS OPERATIONS

Name:  Robert D. Cheyne            Name:  John P. Pohl

By:    Robert D. Cheyne            By:    John P. Pohl

Title: Manager, Trademark          Title: VP, Marketing
       Licensing

Date:                              Date: 12/11/95

                             SECOND
                            AMENDMENT
                               TO
                        LICENSE AGREEMENT



This SECOND AMENDMENT, effective as of the later date of the signatures below, is to that certain Trademark License Agreement effective March 1, 1995 by and between Service Parts Operations, General Motors Corporation ("LICENSOR") and Cobra Electronics Corporation ("LICENSEE") as amended by the FIRST AMENDMENT (collectively the "AGREEMENT").

WHEREAS, the parties have entered into the AGREEMENT and mutually desire to amend such AGREEMENT as specifically provided herein;

NOW THEREFORE for good and valuable consideration, the sufficiency of which is hereby acknowledged, the parties agree as follows:

1. Exhibit II of the AGREEMENT is amended to specifically include the following additional LICENSED TRADEMARKS:

             CHEVROLET

             Chevrolet 'Bow Tie" Emblem

2. Other than as specifically set forth in this SECOND AMENDMENT, the AGREEMENT remains unchanged and of full force and effect;
   any conflict between the AGREEMENT and this SECOND AMENDMENT shall be controlled by this SECOND AMENDMENT.

GENERAL MOTORS CORPORATION         COBRA ELECTRONICS CORPORATION
SERVICE PARTS OPERATIONS

By:    Robert D. Cheyne            By:    John P. Pohl

Title: Manager- Trademark          Title: VP, Marketing
       Licensing

Date:                              Date: 2/12/96

Exhibit 21



              Cobra Electronics Corporation
               Subsidiaries of Registrant
              =============================

                                            State or Other
Name Under Which Subsidiary    Ownership    Jurisdiction
       Does Business           Percentage   of Incorporation
===========================    ==========   ================

Cobra Electronics (HK) Limited    100%          Hong Kong

Dynascan Europe Limited           100%           England

Exhibit 23




              Independent Auditor's Consent
              ============================



We consent to the incorporation by reference in Registration Statement Nos. 33-25973 and 33-24459 of Cobra Electronics Corporation and subsidiaries of our report dated March 1, 1996, appearing in this Annual Report on Form 10-K of Cobra Electronics Corporation and subsidiaries for the year ended December 31, 1995.


DELOITTE & TOUCHE LLP

March 26, 1996

Exhibit 23




       Consent of Independent Public Accountants
       =========================================


As independent public accountants, we hereby consent to the incorporation by reference of our report dated March 7, 1994, included in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 33-25973 and 33-24459. It should be noted that we have not audited any financial statements of the Company subsequent to December 31, 1993 or performed any audit procedures subsequent to the date of our report.



Arthur Andersen LLP

Chicago, Illinois
March 28, 1996