Form 10-Q
period 1996-03-31
COBRA ELECTRONICS CORP
filed 1996-05-15
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

  (Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996

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


Registrant's telephone number, including area code:(312) 889-8870

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

                        YES   X    NO
                            -----     -----

Number of shares of Common Stock of Registrant outstanding at May
9, 1996:   6,230,398

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Cobra Electronics Corporation and Subsidiaries
            Condensed Consolidated Statements of Operations
               (in thousands, except per share amounts)

                                     For the Three Months Ended
                                              (Unaudited)
                                     --------------------------
                                        March 31,    March 31,
                                          1996         1995
                                        ---------    ---------

Net sales...........................    $ 19,272    $  20,737
Cost of sales.......................      16,139       16,938
                                        ---------    ---------
 Gross profit.......................       3,133        3,799

Selling, general and
 administrative expense.............       3,417        3,762
                                        ---------    ---------
 Operating income (loss)............        (284)          37

Other income (expense):
  Interest expense..................        (470)        (315)
  Other, net........................         171          (15)
                                        ---------    ---------
Loss before taxes...................        (583)        (293)
Provision (benefit) for taxes.......          ---          ---
                                        ---------    ---------
Net loss............................    $   (583)    $   (293)
                                        =========    =========

Net loss per share..................    $  (0.09)    $  (0.05)
                                        =========    =========

Weighted average number of common
  shares and common share
  equivalents outstanding...........       6,230        6,227
                                        =========    =========

Cash dividends......................        None        None
                                        =========    =========

The accompanying notes are an integral part of these financial statements.

          Cobra Electronics Corporation and Subsidiaries
               Condensed Consolidated Balance Sheets
                       (dollars in thousands)

                                 As of                As of
                                March 31,          December 31,
                                  1996                1995
                               (Unaudited)         (Unaudited)
                               ------------        ------------
ASSETS:

Current assets:
  Cash........................  $      665          $    1,299
  Receivables, less allowance
    for doubtful accounts of
    $957 at March 31, 1996,
    and $1,451 at December 31,
    1995......................      14,308              15,228
  Inventories, primarily
    finished goods............      19,836              18,238
  Other current assets........         945                 896
                               ------------        ------------
  Total current assets........      35,754              35,661
                               ------------        ------------

Property, plant and equipment,
  at cost:
  Land........................         593                 593
  Building and improvements...       6,923               6,892
  Tooling and equipment.......       8,735              15,462
                               ------------        ------------
                                    16,251              22,947
  Accumulated depreciation
    and amortization..........      (9,321)            (15,877)
                               ------------        ------------
  Net property, plant and
    equipment.................       6,930               7,070
                               ------------        ------------

Other assets..................       7,211               7,350
                               ------------        ------------
Total assets..................  $   49,895         $    50,081
                               ============        ============

The accompanying notes are an integral part of these financial statements.

             Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (dollars in thousands)

                                  As of                As of
                                 March 31,         December 31,
                                   1996                1995
                                (Unaudited)         (Unaudited)
                               ------------        ------------
LIABILITIES AND SHAREHOLDERS'
   EQUITY:

Current liabilities:
  Accounts payable............ $     5,933         $     6,070
  Accrued liabilities.........       6,579               6,469
  Short-term debt.............      19,784              19,368
                               ------------        ------------
  Total current liabilities...      32,296              31,907
                               ------------        ------------

Shareholders' equity:

  Preferred stock, $1 par
    value, shares authorized-
    1,000,000; none issued....         ---                 ---
  Common stock, $.33 1/3 par
    value,12,000,000 shares
    authorized; 7,039,100
    issued and 6,230,398
    outstanding at March
    31, 1996 and 6,226,648
    outstanding at December 31,
    1995......................       2,345               2,345
  Paid-in capital.............      22,100              22,118
  Retained earnings...........         396                 979
                               ------------        ------------
                                    24,841              25,442

  Treasury stock, at cost.....      (5,519)             (5,545)
  Note receivable from
   officer's exercise of
   stock options                    (1,723)             (1,723)
                               ------------        ------------
  Total shareholders' equity..      17,599              18,174
                               ------------        ------------
Total liabilities and share-
  holders' equity............. $    49,895          $   50,081
                               ============        ============

The accompanying notes are an integral part of these financial statements.

         Cobra Electronics Corporation and Subsidiaries
         Condensed Consolidated Statements of Cash Flows
                        (dollars in thousands)

                                     For the Three Months Ended
                                             (Unaudited)
                                 --------------------------------
                                      March 31,         March 31,
                                        1996              1995
                                     ----------        ----------
Cash flows from operating activities:
Net loss from operations              $   (583)         $   (293)
Adjustments to reconcile net loss
   from operations to net cash
   provided by (used for)
   operating activities:

   Depreciation and amortization           439               488
  Changes in assets and
      liabilities:
    Receivables..................          920            (1,699)
    Inventories..................       (1,598)             (896)
    Other current assets.........          (55)             (238)
    Other assets.................          124               113
    Accounts payable.............         (137)            2,497
    Accrued liabilities..........          110               272
                                     ----------        ----------
  Net cash provided by (used for)
    operating activities.........         (780)              244
                                     ----------        ----------
Cash flows from investing activities:
   Capital expenditures...........        (278)             (402)
  Net cash used for discontinued
    operation....................          ---              (224)
                                     ----------        ----------
  Net cash used for investing
    activities...................         (278)             (626)
                                     ----------        ----------
Cash flows from financing activities:
  Net borrowing under
    line-of-credit agreement.....          416               443
  Transactions related to exercise
    of options, net .............            8               ---
                                     ----------        ----------
Net cash provided by
    financing activities.........          424               443
                                     ----------        ----------
Net increase (decrease) in cash..         (634)               61
Cash at beginning of period......        1,299               197
                                     ----------        ----------
Cash at end of period............      $   665           $   258
                                     ==========        ==========
The accompanying notes are an integral part of these financial statements.

           Cobra Electronics Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements
                         (Unaudited)


The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Consolidated Balance Sheet as of December 31, 1995 has been derived from the audited consolidated balance sheet as of that date. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

(1) PURCHASE ORDERS AND COMMITMENTS:

At March 31, 1996, the Company had outstanding purchase orders with suppliers totaling approximately $21.0 million compared to $28.2 million as of March 31, 1995.


Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations


               ANALYSIS OF RESULTS OF OPERATIONS

First Quarter 1996 vs. First Quarter 1995:
- ------------------------------------------
Sales for the first quarter of 1996 decreased to $19.3 million from $20.7 million for the first quarter of 1995. Sales of mobile electronics products, primarily CB, decreased due to continued weakness in the retail environment. This slowdown was due in part to a continuation of the soft consumer demand that negatively impacted 1995's year-end holiday selling season as well as the result of the severe winter storms that plagued the East Coast early in the first quarter and kept consumers inside their homes and out of the stores. In addition, sales in the first quarter of 1995 benefitted from a CB promotional program. Partially offsetting the lower sales of mobile electronics products was an increase in telecommunication sales due to strong demand for new 25-channel Intenna cordless phones and integrated answering systems.

Gross margin decreased to 16.3% in the first quarter of 1996 from 18.3% in the first quarter of 1995 due mainly to a change in sales mix resulting from lower CB sales.

Selling, general and administrative expenses for the first quarter of 1996 were $345,000 below expenses for the first quarter of 1995 and, as a percentage of net sales, decreased to 17.7% from 18.1% for the first quarter of 1995. The decrease was primarily due to lower payroll costs and lower bad debt expense, which reflected improvement in the quality of the receivable portfolio and favorable collections experience.

Interest expense for the current quarter increased $155,000 compared to the prior year's quarter as a result of higher borrowings required to finance increased working capital levels.

Other income of $171,000 includes a gain of $218,000 from a suit against a former distributor for violation of a licensing agreement.


                   LIQUIDITY AND CAPITAL RESOURCES

Net cash of $780,000 was used in operating activities during the three months ended March 31, 1996. The decrease in receivables reflects the normal seasonal pattern of lower first quarter sales and increased collections commensurate with higher fourth quarter sales. Inventories increased due to lower than anticipated first quarter sales. The increase in capital expenditures primarily reflected tooling for new products. Net cash used in operating activities and capital expenditures were funded by net borrowings under the Company's line-of-credit agreement. At March 31, 1996, the Company had approximately $1.7 million of unused credit line.

Also, tooling which was fully amortized and related to products no longer produced by the company was written off in the first quarter of 1996.

                           PART II
                       OTHER INFORMATION


Items 1,  2,  3, 4 and 5 Not Applicable.
- ----------------------------------------


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
a) Exhibits:

   Exhibit No.      Description
   -----------      ---------------------------------------------
       27           Financial data schedule required under
                    Article 5 of Regulation S-X


b) During the quarter, the Company filed no Current Reports on Form 8-K.

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


Dated: May 15, 1996