Form 10-Q
period 1996-06-30
COBRA ELECTRONICS CORP
filed 1996-08-12
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

  (Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

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

Number of shares of Common Stock of Registrant outstanding at
August 2, 1996:  6,230,398

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Cobra Electronics Corporation and Subsidiaries
            Condensed Consolidated Statements of Operations
               (in thousands, except per share amounts)

                          For the Three           For the Six
                          Months Ended            Months Ended
                           (Unaudited)             (Unaudited)
                     --------------------    --------------------
                     June 30,    June 30,    June 30,   June 30,
                       1996        1995        1996       1995
                     --------    --------    --------   --------
Net sales............$ 21,395    $ 21,350    $ 40,667   $ 42,087
Cost of sales........  17,260      17,066      33,399     34,004
                     --------    --------    --------    -------
  Gross profit.......   4,135       4,284       7,268      8,083

Selling, general and
  administrative
  expense............   3,622       4,152       7,039      7,914
                     --------    --------    --------    -------
 Operating income....     513         132         229        169

Other income(expense):
  Interest expense...    (453)       (398)       (923)      (713)
  Other, net.........     224          60         395         45
                     --------    --------    --------    -------
Income(loss) before
  taxes..............     284        (206)       (299)      (499)
Provision (benefit)
  for taxes..........     ---         ---         ---        ---
                     --------    ---------   ---------   --------
Net income(loss).....$    284    $   (206)   $   (299)   $  (499)
                     ========    =========   =========   ========

Net income(loss)
  per share..........$   0.05    $  (0.03)   $  (0.05)  $  (0.08)
                     ========    =========   =========  =========
Weighted average
  number of common
  shares and common
  share equivalents
  outstanding........   6,253       6,227       6,230      6,227
                      =========   ========   =========  =========

Cash dividends.......   None        None       None       None
                      =========   ========  =========  =========
The accompanying notes are an integral part of these financial statements.


          Cobra Electronics Corporation and Subsidiaries
               Condensed Consolidated Balance Sheets
                       (dollars in thousands)

                             As of               As of
                             June 30,            December 31,
                             1996                1995
                             (Unaudited)         (Unaudited)
                             -------------       ------------
ASSETS:

Current assets:
  Cash.......................$       1,259       $      1,299
  Receivables, less allowance
    for doubtful accounts of
    $1,127 at June 30, 1996,
    and $1,451 at December 31,
    1995......................      15,585             15,228
  Inventories, primarily
  finished goods..............      16,301             18,238
  Other current assets........       1,147                896
                              ------------       ------------
  Total current assets........      34,292             35,661
                              ------------       ------------
Property, plant and equipment,
  at cost:
  Land........................         593                593
  Building and improvements...       6,923              6,892
  Tooling and equipment.......       8,823             15,462
                              ------------       ------------
                                    16,339             22,947
  Accumulated depreciation
    and amortization..........      (9,724)           (15,877)
                              -------------      -------------
  Net property, plant and
    equipment.................       6,615              7,070
                              ------------       ------------

Other assets..................       6,936              7,350
                              ------------       ------------
Total assets..................$     47,843       $     50,081
                              ============       ============

The accompanying notes are an integral part of these financial statements.

             Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (dollars in thousands)

                              As of               As of
                              June 30,            December 31,
                              1996                1995
                              (Unaudited)         (Unaudited)
                              -----------         -----------
LIABILITIES AND SHAREHOLDERS'
   EQUITY:

Current liabilities:
  Accounts payable............$     5,800         $     6,070
  Accrued liabilities.........      6,297               6,469
  Short-term debt.............     17,863              19,368
                              -----------         -----------
  Total current liabilities...     29,960              31,907
                              -----------         -----------
Shareholders' equity:
  Preferred stock, $1 par
    value, shares authorized-
    1,000,000; none issued....        ---                 ---
  Common stock, $.33 1/3 par
    value, 12,000,000 shares
    authorized; 7,039,100
    issued and 6,230,398
    outstanding at June 30,
    1996 and 6,226,648
    outstanding at December 31,
    1995......................      2,345               2,345

  Paid-in capital.............     22,100              22,118
  Retained earnings...........        680                 979
                              -----------         -----------
                                   25,125              25,442
  Treasury stock, at cost.....     (5,519)             (5,545)
  Note receivable from officer's
    exercise of stock options      (1,723)             (1,723)
                              ------------        ------------
  Total shareholders' equity..     17,883              18,174
                              ------------        ------------

Total liabilities and share-
  holders' equity.............$    47,843          $   50,081
                              ============        ============

The accompanying notes are an integral part of these financial statements.

           Cobra Electronics Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows
                        (dollars in thousands)

                                     For the Six Months Ended
                                             (Unaudited)
                                 --------------------------------
                                   June 30,           June 30,
                                     1996               1995
                                 --------------     -------------
Cash flows from operating
 activities:
Net loss from operations......... $      (299)       $     (499)
Adjustments to reconcile net loss
   from operations to net cash
   provided by (used for)
   operating activities:
   Depreciation and amortization        1,489             1,025
  Changes in assets and
      liabilities:
    Receivables..................        (357)           (3,157)
    Inventories..................       1,937            (2,776)
    Other current assets.........        (270)             (464)
    Other assets.................        (217)              456
    Accounts payable.............        (270)            1,351
    Accrued liabilities..........        (172)              683
                                 -------------      -------------
Net cash provided by (used for)
    operating activities.........       1,841            (3,381)
                                 --------------     -------------
Cash flows from investing activities:
  Capital expenditures...........        (384)           (1,217)
  Net cash used for discontinued
    operation....................          --              (246)
                                 --------------     -------------
Net cash used for investing
    activities...................        (384)           (1,463)
                                 --------------     -------------
Cash flows from financing activities:
  Net borrowing (repayments) under
    line-of-credit agreement.....      (1,505)            4,758
  Transactions related to exercise
    of options, net..............           8                --
                                 --------------     -------------
Net cash provided by (used for)
    financing activities.........      (1,497)            4,758
                                 -------------      -------------
Net decrease in cash.............         (40)              (86)
Cash at beginning of period......       1,299               197
                                 -------------      -------------
Cash at end of period............$      1,259       $       111
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

(1) PURCHASE ORDERS AND COMMITMENTS:

At June 30, 1996, the Company had outstanding purchase orders with suppliers totaling approximately $25.2 million compared to $25.7 million as of June 30, 1995.


Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations


               ANALYSIS OF RESULTS OF OPERATIONS

Second Quarter 1996 vs. Second Quarter 1995:
- --------------------------------------------
Sales for the second quarter of 1996 were $21.4 million, which approximated prior year's second quarter sales. During the quarter, sales of telecommunication products increased because of strong demand for the company's new 25-channel integrated cordless phone answering system. Sales of mobile electronics products decreased due to lower sales of integrated radar/laser detectors, mainly because of weak consumer demand for detectors. Some of the decrease in mobile electronics product sales was partially offset by an increase in domestic CB sales.

Gross margin was 19.3% in the second quarter of 1996 compared to 20.1% in the second quarter of 1995. Contributing to the decrease were lower gross margins on sales of integrated radar/laser detectors and cordless phone answering systems. The lower detector margins reflected downward pricing pressures because of the weakness in consumer demand. The lower answering system margin was due to increased freight expenses incurred to expedite receipt of product to fill back orders, which resulted from the strong demand for the new 25-channel integrated cordless phone answering system. Offsetting some of the gross margin drop was an increase in cordless phone gross margins, reflecting strong demand for 25-channel phones that were not available in the second quarter of 1995.

Selling, general and administrative expenses decreased $530,000 in the second quarter of 1996 from the same period a year ago, and as a percentage of net sales decreased to 16.9% from 19.4% for the second quarter of 1995. Major contributors to the decrease were lower selling and marketing expenses and reduced payroll costs resulting from the implementation of programs to streamline the organization and make it more cost efficient. In addition, a large decline in bad debts expense, reflecting an improvement in the quality of the receivable portfolio and favorable collections experience, was offset by amortization expense of $300,000 related to advertising credits.

Interest expense for the current quarter increased $55,000 compared to the prior year's quarter as a result of higher borrowings required to finance increased working capital levels.

Other income of $224,000 reflects $125,000 of royalty income from Safety Alert licensing agreements and a gain of $149,000 from the successful conclusion of a suit against a former distributor for violation of a licensing agreement.


Six Months 1996 vs. Six Months 1995
- -----------------------------------
Sales for the six months ended June 30, 1996 were $40.7 million compared to $42.1 million for the six months ended June 30, 1995. Sales of mobile electronics products, primarily CBs, decreased due mainly to weakness in the retail environment during the first quarter. This slowdown during the first quarter of 1996 was due in part to a continuation of the soft consumer demand that negatively impacted 1995's year-end holiday selling season as well as the result of the severe winter storms that plagued the East Coast early in the first quarter and kept consumers inside their homes and out of the stores. The decrease in sales of mobile electronics products was partially offset by higher sales of telecommunications products because of strong demand for the new 25-channel products.

Gross margin for the first six months of 1996 was 17.9% compared to 19.2% for the prior year period primarily due to a change in sales mix from high margin CB products to the other product lines, which were at lower margins. In addition, margins for integrated radar/laser detectors and answering systems decreased as discussed above.

Selling, general and administrative expenses decreased $900,000 for the first half of 1996 from the same period a year ago, and as a percentage of net sales decreased to 17.3% from 18.8% for the first half of 1995. As discussed above, lower selling and marketing expenses were a key contributor as was lower payroll costs. In addition, bad debts expense declined significantly from the prior year, reflecting an improvement in the quality of the receivable portfolio and favorable collections experience, and was offset by $600,000 of amortization expense related to advertising credits.

Interest expense for the period increased $210,000 compared to the prior year as a result of higher borrowings required to finance increased working capital levels.

Other income of $395,000 reflects a gain of $373,000 from the successful conclusion of a suit against a former distributor for violation of a licensing agreement.


                   LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated cash of $1.8 million during the first six months of 1996, primarily because of a $1.9 million reduction in inventory. Inventory declined from the end of last year due to higher than anticipated sales of telecommunication products. The allowance for doubtful accounts decreased as a result of an improvement in the quality of the receivable portfolio and favorable collections experience.

The company was able to reduced borrowings under its line-of-credit agreement by $1.5 million and at June 30, 1996, had approximately $2.7 million of unused credit line.

Also, tooling which was fully amortized and related to products no longer produced by the company was written off in the first quarter of 1996.

                           PART II
                       OTHER INFORMATION


Items 1,  2,  3, 4 and 5 Not Applicable.
- ----------------------------------------

Item 4.  Submission of Matters to a vote of Security Holders
- -------------------------------------------------------------
      a) The 1995 Annual Meeting of Shareholders was held on May 14, 1996.

      b) The following persons were elected as Class I directors of the Company to serve until the 1999
            Annual Meeting of Shareholders:

            Name                   Votes For     Votes Withheld
            ------------------     ---------     --------------
            Jerry Kalov            5,466,815        180,608
            Harold D. Schwartz     5,464,758        182,665

            The Class II directors continuing in office until the 1997 Annual Meeting of Shareholders are Samuel B. Horberg and Gerald M. Laures. The Class III directors continuing in office until the 1998 Annual Meeting of Shareholders are William P. Carmichael and Carl Korn.

            Because brokers had discretionary authority to vote with respect to each matter submitted to shareholders, no broker non votes were tabulated.

       c) Not applicable.

       d) Not applicable.


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


                             COBRA ELECTRONICS CORPORATION


                             By
                                  ------------------------
                                  Gerald M. Laures
                                  Vice President - Finance,
                                  and Corporate Secretary


Dated: August 12, 1996