Form 10-Q
period 1996-09-30
COBRA ELECTRONICS CORP
filed 1996-11-14
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

  (Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September, 30 1996

                                   OR

    ---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File Number 0-511


                  COBRA ELECTRONICS CORPORATION
      (Exact name of Registrant as specified in its Charter)

       DELAWARE                         36-2479991
(State of incorporation)    (I.R.S. Employer Identification No.)

       6500 WEST CORTLAND STREET
       CHICAGO, ILLINOIS                          60607
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:(312) 889-8870

Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, Par Value $.33 1/3 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X    NO
                            -----     -----

Number of shares of Common Stock of Registrant outstanding at
November 11,1996:  6,230,398

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Cobra Electronics Corporation and Subsidiaries
            Condensed Consolidated Statements of Operations
               (in thousands, except per share amounts)

                          For the Three           For the Nine
                          Months Ended            Months Ended
                           (Unaudited)             (Unaudited)
                     --------------------    --------------------
                     Sept.30,    Sept.30,    Sept.30,   Sept.30,
                       1996        1995        1996       1995
                     --------    --------    --------   --------
Net sales............$ 25,388    $ 24,513    $ 66,055   $ 66,600
Cost of sales........  20,657      19,548      54,056     53,552
                     --------    --------    --------    -------
  Gross profit.......   4,731       4,965      11,999     13,048

Selling, general and
  administrative
  expense............   3,873       4,296      10,912     12,210
                     --------    --------    --------    -------
 Operating income....     858         669       1,087        838

Other expense:
  Interest expense...     352         519       1,275      1,232
  Other, net.........      96          46        (299)         1
                     --------    --------    --------    -------
Income(loss) before
  taxes..............     410         104         111       (395)
Provision (benefit)
  for taxes..........     ---         ---         ---        ---
                     --------    ---------   ---------   --------
Net income(loss).....$    410    $    104    $    111    $  (395)
                     ========    =========   =========   ========

Net income(loss)
  per share..........$   0.07    $   0.02    $   0.02   $  (0.06)
                     ========    =========   =========  =========
Weighted average
  number of common
  shares and common
  share equivalents
  outstanding........   6,271       6,231       6,278      6,229
                      =========   ========   =========  =========

Cash dividends.......   None        None       None       None
                      =========   ========  =========  =========

The accompanying notes are an integral part of these financial statements.

          Cobra Electronics Corporation and Subsidiaries
               Condensed Consolidated Balance Sheets
                       (dollars in thousands)

                             As of               As of
                             September 30,       December 31,
                             1996                1995
                             (Unaudited)         (Unaudited)
                             -------------       ------------
ASSETS:

Current assets:
  Cash.......................$       1,425       $      1,299
  Receivables, less allowance
    for doubtful accounts of
    $1,060 at September 30,1996,
    and $1,451 at December 31,
    1995......................      18,114             15,228
  Inventories, primarily
  finished goods..............      14,083             18,238
  Other current assets........         823                896
                              ------------       ------------
  Total current assets........      34,445             35,661
                              ------------       ------------
Property, plant and equipment,
  at cost:
  Land........................         482                593
  Building and improvements...       5,687              6,892
  Tooling and equipment.......       9,098             15,462
                              ------------       ------------
                                    15,267             22,947
  Accumulated depreciation
    and amortization..........      (9,725)           (15,877)
                              -------------      -------------
  Net property, plant and
    equipment.................       5,542              7,070
                              ------------       ------------

Other assets..................       5,730              7,350
                              ------------       ------------
Total assets..................$     45,717       $     50,081
                              ============       ============

The accompanying notes are an integral part of these financial statements.

             Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (dollars in thousands)

                              As of               As of
                              September 30,       December 31,
                              1996                1995
                              (Unaudited)         (Unaudited)
                              -----------         -----------
LIABILITIES AND SHAREHOLDERS'
   EQUITY:

Current liabilities:
  Accounts payable............$     5,656         $     6,070
  Accrued liabilities.........      7,003               6,469
  Short-term debt.............     14,765              19,368
                              -----------         -----------
  Total current liabilities...     27,424              31,907
                              -----------         -----------
Shareholders' equity:
  Preferred stock, $1 par
    value, shares authorized-
    1,000,000; none issued....        ---                 ---
  Common stock, $.33 1/3 par
    value,12,000,000 shares
    authorized; 7,039,100
    issued and 6,230,398
    outstanding at September 30,
    1996 and 6,226,648
    outstanding at December 31,
    1995......................      2,345               2,345

  Paid-in capital.............     22,100              22,118
  Retained earnings...........      1,090                 979
                              -----------         -----------
                                   25,535              25,442
  Treasury stock, at cost.....     (5,519)             (5,545)
  Note receivable from officer's
    exercise of stock options      (1,723)             (1,723)
                              ------------        ------------
  Total shareholders' equity..     18,293              18,174
                              ------------        ------------

Total liabilities and share-
  holders' equity.............$    45,717          $   50,081
                              ============        ============

The accompanying notes are an integral part of these financial statements.

           Cobra Electronics Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows
                        (dollars in thousands)

                                     For the Nine Months Ended
                                             (Unaudited)
                                 --------------------------------
                                  September 30,     September 30,
                                     1996               1995
                                 --------------     -------------
Cash flows from operating activities:
Net income(loss) from operations. $       111        $     (395)
Adjustments to reconcile net loss
   from operations to net cash
   provided by (used for)
   operating activities:
   Depreciation and amortization        2,214             1,524
  Changes in assets and
      liabilities:
    Receivables..................      (2,886)            (7,873)
    Inventories..................       4,155            (3,099)
    Other current assets.........          53              (304)
    Other assets.................         499              (883)
    Accounts payable.............        (414)            2,569
    Accrued liabilities..........         534               948
                                 -------------      -------------
Net cash provided by (used for)
    operating activities.........       4,266            (7,513)
                                 --------------     -------------
Cash flows from investing activities:
  Proceeds from sale of building..      1,095               ---
  Capital expenditures...........        (709)           (1,574)
  Net cash used for discontinued
    operation....................          69              (288)
                                 --------------     -------------
Net cash provided by (used for)
    investing activities.........         455            (1,862)
                                 --------------     -------------
Cash flows from financing activities:
  Net borrowing (repayments) under
    line-of-credit agreement.....      (4,603)            9,213
  Transactions related to exercise
    of options, net..............           8                --
                                 --------------     -------------
Net cash provided by (used for)
    financing activities.........      (4,595)            9,213
                                 -------------      -------------
Net increase (decrease) in cash..         126              (162)
Cash at beginning of period......       1,299               197
                                 -------------      -------------
Cash at end of period............$      1,425       $        35
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

(1) PURCHASE ORDERS AND COMMITMENTS:

At September 30, 1996 the Company had outstanding purchase orders with suppliers totaling approximately $25.2 million compared to $28.4 million as of September 30, 1995.


Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations


               ANALYSIS OF RESULTS OF OPERATIONS

Third Quarter 1996 vs. Third Quarter 1995:
------------------------------------------
Sales of telecommunication products and mobile electronic products increased 3.6 percent to $25.4 million for the third quarter of 1996. Telecommunication products increased because of strong demand for the company's new 25-channel integrated cordless phone answering system. Higher mobile electronic product sales reflected an 8% increase in domestic CB sales due to strong sales of the handheld models and the addition of new distribution.

Gross margin was 18.6% in the third quarter of 1996 compared to 20.3% in the third quarter of 1995. A major contributor to the drop was increased air freight expenses to import the company's popular Intenna cordless phones and answering systems in order to take advantage of customer orders that exceeded their original forecasts. As a result, the company was not able to use significantly less expensive ocean freight as it normally does
and still satisfy this demand in a timely manner.   Also
contributing to the decrease in gross margin was a lower gross margin on sales of integrated radar/laser detectors, which reflected pricing pressures on several models.

Selling, general and administrative expenses decreased $423,000, or 9.8%, in the third quarter of 1996 from the same period a year ago, and also, as a percentage of net sales, decreased to 15.3% from 17.5% for the third quarter of 1995. The major contributor to the decrease was lower selling and marketing expense, which declined because of lower consumer advertising expenses, a change in sales commission programs and the implementation of other cost reduction programs such as bringing in house some packaging and print media design activities. Partially offsetting these expense reductions was a $300,000 charge to reduce advertising credits to their net realizable value, which was partially offset by a decrease in bad debt expense because of an improvement in the quality of the receivable portfolio and favorable collections experience.

Interest expense for the current quarter decreased $167,000 compared to the prior year's quarter. Debt levels declined in part as a result of lower inventory levels. In addition, because of the consolidation of warehousing activities, the company sold one of its three Chicago buildings for approximately $1.1 million, which approximated its book value and further reduced borrowings.


Nine Months 1996 vs. Nine Months 1995
-------------------------------------
Sales for the nine months ended September 30, 1996 were $66.1 million compared to $66.6 million for the nine months ended September 30, 1995. Sales of mobile electronics products, primarily CBs, decreased due mainly to weakness in the retail environment during the first quarter. Since the first quarter the retail environment has strengthened and CB sales for both the second and third quarter exceeded 1995 for the same periods.
This slowdown during the first quarter of 1996 was due in part to a continuation of the soft consumer demand that negatively impacted 1995's year-end holiday selling season as well as the result of the severe winter storms that plagued the East Coast early in the first quarter and kept consumers inside their homes and out of the stores. Partially offsetting the decrease in mobile electronics sales was higher sales of telecommunication products due to strong demand for the company's new 25-channel integrated cordless phone answering system.

Gross margin for the nine months ended September 30, 1996 was 18.2% compared to 19.6% for the prior year period. As discussed above, most of the decline was due to increased air freight expenses to import the company's popular Intenna cordless phones and answering systems and lower gross margins on sales of integrated radar/laser detectors.

Selling, general and administrative expenses decreased $1.3 million, or 10.6%, for the nine months ended September 30, 1996 from the same period a year ago, and also, as a percentage of net sales, decreased to 16.5% from 18.3% for the nine months ended September 30, 1995. As discussed above, lower selling and marketing expense was the key contributor. Partially offsetting the lower selling and marketing expense was a $900,000 charge to reduce advertising credits to their net realizable value, which was partially offset by a decline in bad debts expense because of an improvement in the quality of the receivable portfolio and favorable collections experience.

Other income of $299,000 reflects a gain of $373,000 from a suit against a former distributor for violation of a licensing agreement.


                LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated cash of $4.3 million during the nine months ended September 30, 1996, primarily because of a $4.2 million reduction in inventory due to higher tha anticipated sales of telecommunication products and management's efforts to reduce detection inventory to better match demand. Partially offsetting the inventory decline was a $2.9 million increase in receivables. Part of the increase was due to $1.1 million of duty refunds, subsequently collected, relating to the reinstatement of the duty-free status for several countries from which the company imports product. In addition, some of the increase in receivables was for product returned to certain of the company's vendors for credit against future purchases.

Investing activities provided cash of approximately $455,000 primarily due to $1.1 million in proceeds from the sale of a building.

The company was able to reduce borrowings under its line-of-credit agreement by $4.6 million and, at September 30, 1996, had approximately $1.8 million of unused credit line. In October, 1996, the agreement for this credit facility was extended to March 31, 1998, with the terms of the agreement remaining substantially unchanged.

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


Dated: November 14, 1996