Form 10-K
period 1996-12-31
COBRA ELECTRONICS CORP
filed 1997-03-27
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K
Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1996

                            OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   Commission File Number 0-511

                   COBRA ELECTRONICS CORPORATION
       (Exact name of Registrant as specified in its Charter)

        DELAWARE                          36-2479991
 (State of incorporation)   (I.R.S. Employer Identification No.)

  6500 WEST CORTLAND STREET
      CHICAGO, ILLINOIS                            60707
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (773)889-8870

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 14, 1997 was approximately $18,724,944.

The number of shares of Registrant's Common Stock outstanding at that date was 6,241,648.

Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 13, 1997, are incorporated by reference into Part III of this Report.

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


RECENT DEVELOPMENTS

In a move to further strengthen its sales and marketing staff, the company named Tony Mirabelli to the new post of Senior Vice President, Marketing and Sales, with responsibility for the company's marketing, sales and product development direction, both domestic and international. Since 1992, Tony Mirabelli had been vice-president of marketing for Uniden America Corporation. During his four-year tenure at Uniden, he helped create a wireless telecommunications business and initiated plans for several personal communications business segments resulting in a doubling of sales during the period. He has held a variety of marketing and product management positions at some of the best-known names in the electronics industry, including NEC, Quasar and Zenith. He has also served as a member of the Board of Directors for the Consumer Electronics Manufacturers Association.

In December of 1996 the company announced its new, patent-pending SoundTracker noise reduction technology which dramatically improves the sound quality of the company's citizen band ("CB") radios. Extensive consumer research shows that the most requested improvement that CB users and, even non-users, want in a CB radio is less static and clearer sound. This new feature significantly reduces "white noise", or static, when the CB is in
the receiving mode.   Additionally, SoundTracker technology
allows the user's voice to break through cluttered airwaves and to be more easily heard when transmitting. In short, "The SoundTracker system cuts static coming in..Adds punch going out!" CB models with this new technology will start to ship in the second quarter of 1997. This new technology is expected to help fuel growth in the category mainly by helping to accelerate replacement of older CBs by users who want this latest technology.

In response to the FCC's approval of non-business frequencies, the company introduced a Family Radio Service handheld radio. Family Radio Service operates on UHF FM frequencies, which allows for exceptionally clear sound quality and penetration through buildings and other obstacles. It also allows for an extremely small handheld radio. The company's' initial entry into this market -- the FRS 200-- measures only 4.75" in height and weighs less than 1/2 pound. And while Family Radio Service models from other competitors must be held in front of the user's face, Cobra's unique, convenient design allows the user to hold the radio like a cellular phone but unlike a cellular phone, FRS radios require no monthly charge and provide coverage even in the most remote areas. The FRS 200 is ideal for a variety of occasions where a larger hand held radio is not practical, including outdoor activities such as skiing, and bicycling, and for family outings to amusement parks and shopping malls. The company will begin shipping the FRS 200 during the second quarter of 1997.

Also in 1996 the company developed an exclusive Sprint-branded Intenna telephone, the CP 2510, with Private Call voice scrambling, which ensures complete calling privacy, and Power Protector power outage protection, which guarantees that the phone can be used during power outages. Sprint also carries a Cobra-branded integrated Intenna cordless phone/answering system and has thus emerged as the company's largest and fasted-growing customer. The company's line of Intenna cordless phones continue to be the only cordless phones in the market place that have no external handset or base antenna to bend, break or get in the way.

The company has also expanded distribution of CB radios with six models at Sears, one of the most successful retailers in the country, and four models at Circuit City, the country's largest electronics retailer, which previously did not sell CB radios.

In early 1997 the company introduced the Safety Alert Traffic Warning Detector, targeted at consumers who want to enhance their driving safety but choose not to own a conventional radar detector. The SA-1000 receives all three Safety Alert signals, but does not detect radar or laser guns. Importantly, the existence of the SA-1000 is also expected to give a boost to sales of Safety Alert transmitters, as many potential customers, such as police and fire departments, have indicated they would be more likely to purchase transmitters if "safety-only" receivers were available.

The company also signed licensing agreements with Sunkyong America, Inc. and Tokyo-based Yupiteru Industries Co. Ltd.. The agreements call for each company to incorporate Cobra's patented Safety Alert Traffic Warning System technology into its line of radar detectors in exchange for a one time fee and royalties on all future sales of detectors with the Safety Alert system.

PRODUCTS

The company operates only in the consumer electronics industry.
Principal products include:

    Mobile Electronics:       Citizen Band ("CB") Radios
                              Integrated Radar/Laser Detectors

    Telecommunication:        Intenna Cordless Telephones
                               Integrated Intenna Cordless Phone
                              Answering Systems

    Audio:                    Clock Radios


The following table shows the company's percentages of net sales by product category for the three years ended December 31, 1996.

                                1996     1995     1994
                                ----     ----     ----
Mobile Electronics Products      67%      68%      67%
Telecommunication Products       33%      31%      32%
Audio Products                    -        1%       1%
                                ----     ----     ----
Total Net Sales                 100%     100%     100%
                                ====     ====     ====

One of the company's primary strengths is its product sourcing ability. Substantially all of the company's products are manufactured to its specifications and engineering designs by a number of suppliers, primarily in China, Malaysia, Thailand, Japan, and Korea. The company maintains stringent control over the design and production quality of its products. The company has a subsidiary in Hong Kong which helps to seek out new suppliers, monitor technological changes, perform source inspection of key suppliers, and expedite shipments from vendors.

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

Research, engineering and product development expenditures are expensed as incurred. These expenditures amounted to $.8 million in 1996 and $1.1 million in 1995 and 1994.

Except for certain patents, such as the Safety Alert transmitter and Intenna technology, the company does not believe that patents are of material importance to its products. However, should the company develop a unique technology (such as its new SoundTracker noise reduction technology), patents will be applied for to preserve exclusivity, wherever possible.

Mobile Electronics Products:   These products, which include CB
radios and integrated radar/laser detectors, are marketed under the COBRA trademark. Cobra is the leading brand in the CB radio market, which at retail is approximately $150 million annually. This market continues to expand, with growth coming both from the traditional core truck driver segment, which accounts for the largest part of the sales volume and reflects an increasing number of trucks on the highways, and from broader consumer use. For example, CB is benefitting from the recent surge in sales of sport utility vehicles as a growing percentage of owners view CB radio a necessary part of their "off-road" lifestyle. Also there is a growing popularity of handheld CB radios with campers, hikers and other outdoor enthusiasts. In addition, the company's agreement with General Motors will provide the company with added distribution opportunities. The agreement gives the company exclusive rights to sell its CB radios with the GM "Mark of Excellence", Chevrolet "Bow-Tie" and GMC trademarks to an estimated 8,500 General Motors and Chevrolet dealers nationwide as well as to other channels of distribution.

The company has been the technology leader in the CB radio market. The company's new, patent-pending SoundTracker noise reduction technology, which dramatically improves the sound quality of the CB radios, is the first dramatic product innovation in this category for many years. This new feature significantly reduces "white noise", or static, when the CB is in
receiving mode.   Additionally, SoundTracker technology allows
the user's voice to break through cluttered airwaves and to be more easily heard when transmitting.

The company has a history of being the technology leader in the CB market. The company was the first CB radio marketer to combine a National Weather Service receiver with a mobile CB radio, enabling motorists to obtain travel information broadcasts. As a major enhancement of this feature, the company also introduced the industry's first mobile CB radio that incorporates an automatic alert feature to warn of National Weather Service emergency advisories. The company also markets CB radios to nonprofessional drivers and handheld CB radios for sport and recreational use.

In 1997 the company will begin to ship Family Radio Service handheld radios which is a handheld radio, that operates on the newly FCC approved non-business frequencies. Family Radio Service operates on UHF FM frequencies, which allows for exceptionally clear sound quality and penetration through buildings and other obstacles. The lightweight and compact size (less than 1/2 pound and 4.75" in height) makes this unit ideal for a variety of occasions that are simply not practical for larger handheld radios.

Cobra is also one of the leading brands in the market for integrated radar/laser detectors. Currently, there are approximately 190 million cars and light trucks on the road and, of those, approximately 10 percent have detectors. Cobra commands significant market share by offering innovative products with the latest technology. For example, the company has been a leader in applying laser-detection technology, including introducing the industry's first laser-signal detector and the industry's first integrated radar/laser detector with 360 degree laser detection capability. In addition, the company was the first to introduce to the retail channel "intelligent" detection systems capable of alerting drivers with a differentiated signal for each of the frequencies emitted by the company's patented, FCC-approved Safety Alert transmitter. This transmitter is being marketed to organizations that operate police, fire, emergency medical service, construction and public utility vehicles. The company's Safety Alert system is designed to help drivers avoid potentially serious accidents with these organizations' vehicles. In 1997 the company will begin shipments of its new Safety Alert Traffic Warning Detector. This detector receives all three Safety Alert signals, but does not detect radar or laser guns.
It is targeted at those customers who want to enhance their driving safety but choose not to own a radar detector.

Major competitors in the CB radio market are Radio Shack (Tandy
Corporation) and Uniden while major competitors in the radar detector market include Cincinnati Microwave, Beltronics, Whistler, and Uniden.

Telecommunication Products:   These products, which include
cordless phones and integrated telephone answering systems, are marketed under the COBRA trademark. The company entered the telecommunications market in 1979 with its first integrated cordless telephone and has since supplemented that entry with other innovative products. For example, the company introduced the market's first two-line cordless phone and the first integrated cordless phone answering system. In 1989, the company introduced its first Intenna cordless phone, which utilized the company's patented technology to eliminate the external handset antenna, an industry first. The company later refined this technology to also make it possible to eliminate the base antenna, as well. The company also offered Intenna cordless phones in designer colors, which was an industry first. Currently, Cobra offers the only cordless phones in the marketplace with the antenna in the phone, not in the way, without sacrificing voice quality or range. This makes it easier to mount the phone under cabinets in the kitchen or on book shelves in other rooms.

In 1993, the company began offering Intenna models with Private Call technology, which electronically scrambles voice signals between the handset and the base to ensure complete security by eliminating potential eavesdropping over scanning radios, baby monitoring devices and other cordless phones.

In 1996 the company began supplying Sprint an exclusive model of the company's proprietary Intenna telephone, which Sprint sells under its own brand. The phone also carries the Intenna trademark.

Also in 1996, the company introduced Intenna cordless phones with the Power Protector feature, which allows the phone to be used during a power outage.

In the market for integrated telephone answering systems, the company markets Intenna all-digital cordless phone answering systems. Ideal for home or office use, these models offer electronic voice mail and multiple mailboxes combined with an Intenna cordless phone.

The telecommunications market is dominated by large companies, including AT&T, General Electric, Panasonic, Sony, Southwestern Bell, and Uniden. Because of this, the company's strategy is to look for profitable niches and position Cobra as an alternative line of quality products with innovative features at competitive prices.

SALES AND DISTRIBUTION

Demand for consumer electronics products is seasonal.
Historically, sales in the last half of the year are greater than in the first half, reflecting increased purchases by retailers for the holiday selling season.

In 1996, sales to Sprint represented 10.7% and in 1994, sales to QVC, Inc. represented 10.2% of net sales. For the year 1995, there were no sales in excess of 10% of total net sales to a single customer or a group of entities under common control. The company does not believe that the loss of any one customer would have a material adverse effect on the business of the company. The company's foreign sales were $9.7 million, $12.2 million, and $11.7 million in 1996, 1995 and 1994, respectively.

The company's return policies and payment terms are consistent with those of other companies serving the consumer electronics market. Market conditions are such that products generally must be shipped within a short time after an order is received. As a result, order backlog is not significant.

Cobra products are distributed through a strong, well-established network of approximately 400 retailers and distributors located primarily in the United States. Approximately half of the sales are made directly to domestic mass marketers, such as catalog showrooms, consumer electronics specialty stores, large department store chains, television home-shopping, direct-response merchandisers, home centers and specialty stores, which feature telephone products or mobile electronics products. Because of changes in the retail marketplace, the company has sought to expand its distribution to retailers that offer assisted-selling environments to help consumers be better informed about product features and functions when making purchase decisions. The company believes that these retailers are more profitable because they receive higher margins and experience lower servicing costs. Most of the remaining sales are through two-step wholesale distributors that carry Cobra products to fill orders for truck stops, small department stores, appliance dealers, and for export. Cobra's primary sales force comprises independent sales representatives who work on a straight commission basis. They do not sell products of the company's competitors.

The company's right to sell products under the COBRA trademark is substantially worldwide. The company believes the COBRA trademark, which is indefinitely renewable by the company, is a significant factor in the successful marketing of its products.

EMPLOYEES

As of December 31, 1996, the company employed 118 persons in the U.S. and 8 in its international operations. None of the company's employees is a member of a union.

ITEM 2.  PROPERTIES:

The company owns two adjacent buildings in Chicago, Illinois containing a total of approximately 190,000 square feet of office and warehouse space. Maxtec International Corporation leases approximately 83,000 square feet in one of the buildings under an agreement that will expire on September 30, 1997. The company believes that its facilities are adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS:

The company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relates to federal excise tax. During 1996, the company received notice from the Internal Revenue Service (IRS) asserting deficiencies in federal excise taxes for filing periods October 1, 1993 through December 31, 1995. The excise tax relates to the use of ozone-depleting chemicals ("ODCs"). The company has protested the deficiencies and has filed an environmental excise
tax protest.   Management believes that they have substantial
defenses and intends to defend these actions vigorously.
Although it is not possible to predict with certainty the outcome of this tax dispute, management believes the ultimate outcome of this dispute will not result in a material impact on the company's consolidated results of operations or financial
position.   Also in 1996, the company recognized $373,000 of
income related to a lawsuit against a former distributor for violation of a licensing agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

                           PART II
                           -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS:

The company's common stock trades on The Nasdaq Stock Market under the symbol COBR. As of March 14, 1997 the company had approximately 1,236 shareholders of record and approximately 2,304 shareholders for whom securities firms acted as nominees. The company's common stock is the only class of equity securities outstanding. Before April 1, 1993, the common stock of the company traded under the symbol DYNA.

Under the terms of its credit agreement, the company may not pay cash dividends.

STOCK PRICE AND TRADING VOLUME DATA

                      STOCK PRICE RANGE
-------------------------------------------------------------
TRADING VOLUME
                      1996                  1995
1994             (in thousands)
              -------------------   -------------------
-----------------    ------------------------
Quarter          High      Low        High      Low         High
   Low        1996    1995     1994
-----------   --------- ---------   --------- ---------
-------- --------     ------   ------   -----
First......   $ 4 1/8    $ 2 1/4     $ 2 5/8  $ 1 5/8     $ 3 7/8
$ 2 9/16     1,624    1,073   1,821
Second.....     3 1/8      1 15/16     2 1/8    1 1/2       3 3/4
   2 1/2        725      917   1,435
Third......     3 1/8      2           2 5/8    1 11/16     3 1/2
   2 3/8        344    1,189     694
Fourth.....     3 7/8      2 1/8       3 3/8    2           3
   1 3/4      1,265    2,114   1,264

Note: Data compiled from The Nasdaq Stock Market monthly Summary of Activity reports.

ITEM 6.  SELECTED FINANCIAL DATA:

FIVE YEAR FINANCIAL SUMMARY

Years Ended December 31
(in thousands, except per share amounts)                1996
1995       1994       1993       1992
----------------------------------------------------  --------
---------- ---------- ---------- ----------
Operating Data:
  Net sales......................................... $  90,324  $
90,442  $  82,131  $  98,844  $ 117,733
  Gross profit......................................    16,370
16,577     14,466     13,903     14,945
  Selling, general and administrative expense.......    14,374
16,097     14,602     15,741     19,433
  Operating income (loss)...........................     1,996
  480       (136)    (2,914)    (5,683)
  Income (loss)from continuing operations before....
    cumulative effect of a change in accounting
    principle [a]...................................       601
(1,145)    (1,515)    (4,392)    (8,679)
  Cumulative effect of a change in accounting
    principle [a] ...................................      ---

  ---        ---        ---       (835)

  Net Income (loss).................................       601
(1,145)    (1,515)    (4,392)    (9,514)

Income (loss) per share:
  Continuing operations before cumulative effect
    of a change in accounting principle [a] ........        .10
 (0.18)     (0.24)     (0.70)     (1.39)
  Cumulative effect of a change in accounting
    principle.......................................       ---
    ---        ---        ---     (0.13)
  Net income (loss).................................        .10
 (0.18)     (0.24)     (0.70)     (1.52)

As of December 31:
  Total assets......................................    42,596
 50,081     40,342     46,389     54,286
  Long-term debt [b]................................       ---
    ---        ---        ---     15,038
  Shareholders' equity..............................    18,713
 18,174     19,429     20,960     25,477
  Book value per share..............................      3.29
   3.20       3.38       3.62       4.33
  Shares outstanding................................     6,242
  6,227      6,227      6,227      6,227

[a] Effective January 1, 1992, the company changed its accounting for income taxes by adopting prospectively Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes".

[b] Borrowings under the company's credit agreement at December
31, 1996, 1995, 1994 and 1993 were $13,277,000, $19,368,000,
$11,461,000, and $13,689,000, respectively, and were classified as short-term debt.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS:

CORPORATE OVERVIEW

In 1996 the company returned to profitability recording a net profit of $601,000 or $.10 per share. While the industry as a whole continued to struggle, management focused on making the organization more cost-efficient, which played a key role in the return to profitability. After reporting a first quarter loss, principally because of a weak retail environment that subsequently improved, the company reported three consecutive profitable quarters and generated $1.2 million of net income during the last nine months of 1996.

Also in 1996, the company announced its new, patent-pending SoundTracker noise reduction technology which dramatically improves the sound quality of the company's citizen band ("CB") radios. This new technology will be incorporated into some of the models in the 1997 CB product line and is expected to accelerate replacement of older models by users who want this new technology.

RESULTS OF OPERATIONS

1996 Compared to 1995
---------------------
Net income for 1996 was $601,000 compared to a net loss of $1.1 million in the year ago period. Selling, general and administrative expense decreased $1.7 million to 15.9 percent of net sales from 17.8 percent of net sales in the prior year. 1996 net sales were substantially unchanged from the prior year.

Sales of mobile electronics products (mainly CB radios and integrated radar/laser detectors) declined approximately
$900,000 in 1996 compared to 1995. Higher domestic CB sales were offset by a large drop in international CB sales, mainly because of a trademark dispute that limited shipments to a South American distributor. Also, offsetting some of this drop was increased sales of integrated radar/laser detectors primarily because of expanded distribution overseas.

Telecommunications product sales increased $1.6 million in 1996 compared to 1995, primarily due to increased sales to Sprint of the exclusive Sprint-branded Intenna cordless telephone and Cobra-branded integrated Intenna cordless phone/answering systems. 1996 sales to Sprint doubled from their 1995 levels. Partially offsetting this increase was a decrease in international sales of telecommunications products due to a lack of cordless phone availability because of constraints in capacity at the company's cordless phone supplier as well as compliance issues with local regulatory requirements.

Gross margin for 1996 and 1995 was 18.1 percent and 18.3 percent, respectively. Increased cordless phone margins, which reflected strong demand for 25-channel phones that were not available in 1995, were offset by lower answering system margins due mainly to increased air freight expenses to import the company's popular Intenna answering systems in order to take advantage of customer orders that exceeded original forecasts. As a result, the company was not able to use less expensive ocean freight as it normally does and still satisfy this demand in a timely manner. Also offsetting the higher cordless phone margins were a decrease in detector margins, which was due to downward pricing pressures on several higher-priced models. CB margins were essentially unchanged from the prior year.

Selling, general and administrative expenses decreased $1.7 million due to lower sales and marketing expenses, which declined because of lower advertising expenses, a change in sales commission programs, and the implementation of other cost reduction programs such as bringing in house some packaging and print media design activities. In addition, 1995 expenses included higher than normal marketing and product development costs incurred to build sales volume. Partially offsetting the lower selling and marketing expenses was a $1.2 million charge to reduce advertising credits to their net realizable value, which was partially offset by a decline in bad debts expense because of improvement in the quality of the receivable portfolio and favorable collections experience.

Interest expense for 1996 decreased to $1.7 million from $1.8 million in the prior year due primarily to lower interest rates. In addition, as a result of consolidation of warehousing activities the Company sold one of its three Chicago buildings for approximately $1 million, which reduced borrowings.

Other income increased to $275,000 in 1996 from $127,000 in 1995 and reflects a gain of $373,000 from a suit against a former distributor for violation of a licensing agreement and $217,000 of royalty income from Safety Alert licensing agreements, offset by a $384,000 writedown of a building related to a discontinued operation.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the company had a $30 million secured credit facility that included a fixed term loan. In October, 1996, the agreement for this credit facility was extended to March 31, 1998. Borrowings and letters of credit issued under this agreement are collateralized by the company's assets, and usage of the non-term loan portion is limited to certain percentages of accounts receivable and inventory. The fixed term loan is secured by the company's buildings and equipment and requires both monthly principal payments of $43,000 and a balloon payment of $2 million at the time of expiration.

The credit agreement specifies that the company may not pay cash dividends and contains a material adverse change clause, which, under certain circumstances, can accelerate the payment of the debt. Because of this clause and the company's recent history of losses, the company classified the debt as short-term for financial reporting purposes. The company does not believe a material adverse change is likely and does not believe that repayment of the debt will be accelerated. At December 31, 1996, the company had approximately $3.6 million of unused credit line.

Cash flows provided by operating activities were $8.2 million for the year ended December 31, 1996. Receivables decreased compared to the prior year because the 1995 balance included amounts from several large customers which were due prior to year end but were received shortly thereafter. Inventories decreased because soft demand at retail during the fourth quarter of 1995 resulted in lower than anticipated sales and higher than expected inventory levels at the end of 1995. Other assets decreased due to a charge to reduce advertising
credits to their net realizable value.   Accounts payable
declined because of reduced purchases of product on open account from a domestic supplier and lower unpaid letters of credit due to timing of payments.

Cash flows used in operating activities were $4.8 million for the year ended December 31, 1995; losses from operations of $1.1 million together with an increase in working capital requirements provided for the cash outflow. The increase in receivables is due mainly to higher fourth quarter sales compared to the prior year as well as payments from several large customers which were due prior to year end but were received shortly thereafter. Inventories increased mainly as a result of lower than anticipated sales during the year-end holiday selling season because of soft demand at the retail level. Accounts payable increased because of additional purchases of product on open account from a domestic supplier. The majority of the company's purchases are from foreign suppliers and are financed with letters of credit, which require payment at the time of shipment.

Cash flows provided by operating activities were $3.7 million for the year ended December 31, 1994; losses from operations of $1.5 million were more than offset by non-cash expenses of depreciation and amortization and reduced working capital requirements. Cash provided by the reduction in receivables during 1994 was primarily the result of reduced sales during the fourth quarter compared to the prior year. The reduction in accrued liabilities was due to a decrease in the cost of estimated future product warranty obligations.

Investing activities required cash of $703,000, $1.9 million, and $1.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. Most of the cash outflows during these years related to the purchase of tooling and equipment. In 1996 due to consolidation of the warehousing activities, the company sold a building for approximately $1 million.

Cash flows provided by and used for financing activities for the three years ending December 31, 1996, primarily reflect changes in the company's borrowing requirements under its line-of-credit agreement.

At December 31, 1996, the company had no material commitments, other than approximately $23.8 million in outstanding purchase orders for products compared with $26.6 million at the end of the prior year.

The company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 1996 to fund its working capital needs. In addition, the majority of any taxable income in 1996 will be offset by net operating loss carryforwards that totaled $46.4 million at December 31, 1995.

In 1996 approximately $6,917,000 of net operating loss carryforwards were scheduled to expire. Effective December 31, 1996, the company terminated one of its tax lease agreements which resulted in the recognition of approximately $5.8 million in taxable income. Combined with taxable income from normal operating activities all net operating losses scheduled to expire in 1996 will be utilized.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Financial Statements and quarterly financial data are included in this Annual Report on Form 10-K, as indicated in the index on page 33.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT
AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

During 1994, the company changed Independent Auditors. The change was previously reported on the company's Current
Reports on Form 8-K dated July 19, 1994, as amended, and
August 15, 1994, and  are hereby incorporated by reference.

CONSOLIDATED STATEMENTS OF OPERATIONS
Cobra Electronics Corporation

Years Ended December 31 (in
thousands, except per share amounts)     1996      1995       1994
-----------------------------------    --------   --------   -------
Net sales..........................    $ 90,324   $ 90,442   $ 82,131
Cost of sales......................      73,954     73,865     67,665
                                       --------   --------   --------
Gross profit.......................      16,370     16,577     14,466

Selling, general and administrative
  expense..........................      14,374     16,097     14,602
                                       --------    -------   --------
Operating income (loss)............       1,996        480       (136)

Other income (expense):
  Interest expense.................      (1,670)    (1,752)    (1,057)
  Other income (expense), net .....         275        127       (322)
                                       --------    -------   --------
Income (loss) before income taxes..         601     (1,145)    (1,515)
Income taxes.......................         ---        ---        ---
                                       --------    -------   --------
Net income(loss)...................     $   601    $(1,145)   $(1,515)
                                        =======    =======    ========

Net income (loss) per common share.     $   .10    $ (0.18)   $ (0.24)
                                        ========   =======    ========

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Cobra Electronics Corporation

At December 31 (dollars in thousands)         1996        1995
---------------------------------------   ----------- -----------
ASSETS:

Current assets:
  Cash..................................    $ 2,606    $ 1,299
  Receivables, less allowance for doubtful
    accounts of $792 in 1996 and $1,451
    in 1995............................      12,314     15,761
  Inventories, primarily finished goods.     15,418     17,705
  Other current assets..................        733        896
                                            -------    --------
  Total current assets..................     31,071     35,661
                                            -------    --------
Property, plant and equipment, at cost:
  Land..................................        482        593
  Buildings and improvements.............     5,804      6,892
  Tooling and equipment.................     10,091     15,462
                                            -------    --------
                                             16,377     22,947
  Accumulated depreciation and
  amortization..........................    (10,244)   (15,877)
                                            --------   --------
  Net property, plant and equipment.....      6,133      7,070
                                            --------   --------
Other assets............................      5,392      7,350
                                            --------   --------
Total assets............................    $42,596    $50,081
                                            ========   ========

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Cobra Electronics Corporation

At December 31 (dollars in thousands)         1996       1995
----------------------------------------- ----------- -----------
LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
   Accounts payable......................   $ 3,335     $ 6,070
   Accrued salaries and commissions......     2,333       2,217
   Accrued advertising and sales promotion
      costs..............................       654         868
   Accrued product warranty costs........     2,838       1,992
   Other accrued liabilities.............     1,446       1,392
   Short-term debt.......................    13,277      19,368
                                            -------     -------
Total current liabilities................    23,883      31,907
                                            -------     -------
Shareholders' equity:
  Preferred stock, $1 par value, shares
    authorized-1,000,000; none issued....      ---          ---
  Common stock, $.33 1/3 par value,
    12,000,000 shares authorized,
    7,039,100 issued and 6,241,648
    outstanding for 1996 and 6,226,648
    outstanding for 1995.................     2,345       2,345
  Paid-in capital........................    22,062      22,118
  Retained earnings......................     1,580         979
                                            -------     -------
                                             25,987      25,442
  Treasury stock, at cost
     (797,452 shares for 1996 and 812,452
      shares for 1995)...................    (5,450)     (5,545)
  Note receivable from officer's
      exercise of stock options..........    (1,824)     (1,723)
                                           --------     --------
Total shareholders' equity...............    18,713      18,174
                                           --------     --------

Total liabilities and shareholders'
  equity.................................   $42,596     $50,081
                                           ========    ========

See notes to consolidated financial statements.
                            -20-

CONSOLIDATED STATEMENTS OF CASH FLOWS
Cobra Electronics Corporation
Years Ended December 31(in thousands)    1996    1995    1994
-------------------------------------  -------- -------- --------
Cash flows from operating activities:
  Net income (loss)................... $   601  $(1,145) $(1,515)
  Adjustments to reconcile net loss
    to net cash flows from operating
    activities:
    Depreciation and amortization.....   3,080    1,826    2,287
    Gain on sale of fixed assets......    (123)     ---      ---
    Changes in assets and liabilities:
      Receivables.....................   3,447   (4,948)   5,377
      Inventories.....................   2,287   (2,611)     501
      Other current assets............     138      466       72
      Other assets....................     666   (1,429)    (694)
      Accounts payable................  (2,735)   2,648      (29)
      Accrued liabilities.............     802      439   (2,259)
                                       -------- -------- --------
  Net cash flows from
    operating activities..............   8,163   (4,754)   3,740
                                       --------  ------- --------
Cash flows from investing activities:
  Proceeds from sale of fixed assets..   1,086      ---      ---
  Capital expenditures................  (1,789)  (1,678)  (1,160)
  Net cash used for discontinued
    operation.........................     ---     (263)    (315)
                                       --------  ------- --------
  Net cash flows from
    investing activities..............    (703)  (1,941)  (1,475)
                                       --------  ------- --------
Cash flows from financing activities:
  Net borrowings (repayments) under the
    line-of-credit agreement..........  (6,091)   7,907   (2,228)
  Transactions related to exercise of
    stock options, net................     (62)    (110)     (16)
                                       --------  ------- --------
  Net cash flows from
    financing activities..............  (6,153)   7,797   (2,244)
                                       --------  ------- --------
Net increase in cash..................   1,307    1,102       21
Cash at beginning of year.............   1,299      197      176
                                       --------  ------- --------
Cash at end of year................... $ 2,606   $1,299  $   197
                                       ========  ======= ========
Supplemental disclosure of cash flow
 information
   Cash paid during the year for:
     Interest                          $ 1,716   $ 1,654 $ 1,081
     Taxes                                  83       ---     ---

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Cobra Electronics Corporation

Note
Rec.
Three Years Ended
for
December 31, 1996             Common   Paid-In  Retained Treasury
Options
(dollars in thousands)        Stock    Capital  Earnings  Stock
Exer.
----------------------------  -------  -------  --------  -------
-------
Balance-January 1, 1994.....    2,345    22,118    3,639    5,545
  1,597
  Net loss..................      ---       ---   (1,515)     ---
    ---
  Note receivable interest..      ---       ---      ---      ---
     16
                              -------  -------- --------- -------
--------
Balance-December 31, 1994...    2,345    22,118    2,124    5,545
  1,613
  Net loss..................      ---       ---   (1,145)     ---
    ---
  Note receivable interest..      ---       ---      ---      ---
    110
                              -------  -------- --------- -------
--------
Balance-December 31, 1995...  $ 2,345  $ 22,118 $    979  $ 5,545
$  1,723
  Net income................      ---       ---      601      ---
    ---
  Note receivable interest..      ---       ---      ---      ---
    101
  Transactions related to
  exercise of options, net..      ---       (56)     ---
(95)     ---
                              -------  --------- --------
-------- --------
Balance-December 31, 1996...  $ 2,345  $ 22,062  $ 1,580  $
5,450 $ 1,824
                              =======  ========  ========
======== ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cobra Electronics Corporation

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS -- The company designs and markets consumer electronics products, a majority of which are purchased from overseas suppliers, primarily in China, Malaysia, Thailand, and Japan. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and, if necessary, other suppliers could be found. Production delays or a change in suppliers, however, could cause a delay in obtaining inventories and a possible loss of sales, which could adversely affect operating results.

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

DEPRECIATION -- Depreciation of buildings, improvements, tooling and equipment is computed using the straight-line method and the following estimated useful lives:

Classification                  Life
-------------------------    ----------
Buildings................      30 years
Building improvements....      20 years
Motor vehicles...........     3-5 years
Equipment................    5-10 years
Tools, dies and molds....       2 years

RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT EXPENDITURES --
Research, engineering and product development expenditures are expensed as incurred and amounted to $810,000 in 1996 and $1.1 million in 1995 and 1994.

REVENUE RECOGNITION -- Revenue from the sale of goods is recognized at the time of shipment. Obligations for sales returns and allowances and product warranties are recognized on an accrual basis.

RECLASSIFICATION -- Certain amounts for prior years have been reclassified to conform with 1996 financial statement presentations.

(2) TAXES ON INCOME

Deferred tax assets (liabilities) by component at December 31, 1996 and 1995 were:

(in thousands)                                 1996       1995
------------------------------------------  ---------  ---------
Net operating loss carryforwards..........  $ 15,768   $  19,235
Investment tax credit carryforwards.......     1,938       1,938
Alternative minimum tax credit carryforwards   1,097         885
Tax lease income..........................    (7,785)    (10,506)
Receivable reserves.......................       128         325
Warranty reserves.........................     1,100         771
Inventory reserves........................       590         738
Accrued promotion expenses................     1,036         662
Sales related reserves....................       575         602
Compensation reserves.....................       793         775
Other, net................................       558         250
                                            ---------   ---------
Net deferred tax assets...................    15,798      15,675
Valuation allowance.......................   (15,596)    (15,675)
                                            ---------   ---------
Net deferred tax assets after allowance...  $    202    $    ---
                                            =========   =========

The tax lease income resulted from the purchase of several 1983 tax lease agreements to acquire tax benefits under the provisions of the Economic Recovery Tax Act of 1981. The total cash price paid by the company was $12.4 million. The economic value of these leases was not impaired by the Tax Reform Act of 1986. The company realized temporary tax savings from accelerated depreciation and permanent tax savings from credits associated with the leases, subject to statutory limitations. These savings offset current taxes payable which would otherwise have been due on income from normal operations.

In 1996 approximately $6,917,000 of net operating loss carryforwards were scheduled to expire. Effective December 31, 1996, the company terminated one of its tax lease agreements which resulted in the recognition of approximately $5.8 million in taxable income. Combined with taxable income from normal operating activities all net operating losses scheduled to expire in 1996 will be utilized.

At December 31, 1996, the company has net operating loss carryforwards("NOL") available to offset future taxable income, and both investment tax credit ("ITC")and alternative minimum tax credit carryforwards to offset future income tax payments. The alternative minimum tax credit carryforwards, amounting to $1,097,000, do not expire.

The net operating loss and investment tax credit carryforwards expire as follows (in thousands):

Year of  Expiration          NOL         ITC
-----------------------   ---------   ---------
1998...................    $   133     $ 1,804
1999...................      1,827         112
2000...................      7,385          22
2002...................        183         ---
2006...................      5,691         ---
2007...................     11,575         ---
2008...................      9,920         ---
2009...................      3,355         ---
                          ---------    ---------
Total..................   $ 40,069     $ 1,938
                          =========    =========

The statutory Federal income tax rates are reconciled to the effective income tax rates as follows:

Description                              1996     1995     1994
--------------------------------------  ------   ------   ------
Statutory Federal income tax rate. ...   34.0%    34.0%    34.0%
State taxes, net of Federal income tax
   benefits...........................    4.7      4.7      4.7
Utilization of net operating loss
   carryforwards......................  (38.7)   (38.7)    ---
Losses for which no tax benefit was
   recorded...........................    ---      ---     (38.7)

                                        ------   ------   ------
Effective tax rate....................    ---%     ---%     ---%
                                        ======   ======   ======

(3) FINANCING ARRANGEMENTS

The company has a $30 million secured credit facility that includes a fixed term loan. In October, 1996, the agreement for this credit facility was extended to March 31, 1998.

Borrowings and letters of credit issued under this agreement are collateralized by the company's assets, and usage of the non-term loan portion is limited to certain percentages of accounts receivable and inventory. The fixed term loan is secured by the company's buildings and equipment and requires both monthly principal payments of $43,000 and a balloon payment of $2 million at the time of expiration. Interest is payable monthly at prime (8.25% at December 31, 1996) plus one and one-half percent.

The credit agreement specifies that the company may not pay cash dividends and contains a material adverse change clause, which, under certain circumstances, can accelerate the payment of the debt. Because of this clause, and the company's recent history of losses, the company classified the debt as short-term for financial reporting purposes. Management does not believe a material adverse change is likely and does not believe that repayment of the debt will be accelerated. Maximum borrowings outstanding at any month-end were $19.8 million and $20.7 million in 1996 and 1995, respectively. Aggregate average borrowings outstanding were $17 million during 1996 and 1995, respectively, with weighted average interest rates thereon of 9.5% and 10.4% during 1996 and 1995, respectively.

The maximum value of letters of credit outstanding at any month end were $8.4 million and $8.1 million in 1996 and 1995, respectively. At December 31, 1996, the company had approximately $3.6 million of unused credit line.

During 1996, 1995 and 1994, the company made interest payments of $1.7 million, $1.7 million and $1.1 million, respectively.

4) FAIR VALUE OF FINANCIAL INSTRUMENTS

The company's financial instruments include cash, accounts receivable, accounts payable, short term debt and letters of credit. The fair values of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amounts of the Company's bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The contract value/fair value of the letters of credit at December 31, 1996 and 1995 was $5.6 million and $5 million, respectively. These letters of credit are only executed with major financial institutions, and full performance is anticipated.

5) LEASE TRANSACTIONS

The company leases facilities and equipment under noncancellable leases with remaining terms of one year or more. The terms of these agreements provide that the company pay certain operating expenses. Some of these lease agreements also provide the company with the option to purchase the related assets at the end of the respective initial lease terms.

Rental amounts committed in future years are summarized at December 31, 1996 as follows:

                        Operating    Capital
        (in thousands)   Leases      Leases     Total
        --------------  ---------    -------    -----
        1997              $   7       $ 111     $ 118
        1998                  7         111       118
        1999                  7          72        79
        2000                  7          58        65
        2001                  1         ---         1
                          -----       -----     -----
        Total             $  29       $ 352     $ 381

Total rental expense amounted $16,000 in 1996, $225,000 in 1995 and $215,000 in 1994, respectively. Future capital lease rental payments include executory costs of $110,000, interest expense of $18,000 and principal payments of $224,000.

6) SHAREHOLDERS' EQUITY

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

EARNINGS PER SHARE -- Earnings per share are calculated using the treasury stock method and giving effect to common share equivalents. Weighted average common shares outstanding used in the calculation were 6,231,075 in 1996 and 6,226,648 in 1995 and 1994, respectively.

(7) STOCK OPTION PLANS

The company has five Stock Option Plans-- 1995, 1988, 1987, 1986 and 1985 ("the Plans"). The company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized. Had compensation cost been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                    1996      1995
                                    ----      ----
Net income        As Reported      $ 601    $(1,145)
                  Pro forma          467     (1,178)

Earnings (loss)   As Reported      $ .10    $  (.18)
  Per share       Pro forma          .07       (.19)

A summary of certain provisions and amounts related to the Plans follows:

                                                      1995
1988      1987      1986      1985
                                                      Plan
Plan      Plan      Plan      Plan
-------------------------------------------------   --------
--------  --------  --------  --------

Authorized, unissued shares available for grant..   300,000
  500,000   150,000   225,000   525,000
Nonqualified options granted at not less than
   80% of fair value at date of grant............      x
x         x         x         x
Incentive stock options granted at 100% of
   fair value at date of grant...................      x
x         x         x         x
Shares exercisable at December 31, 1996..........     1,875
451,239    48,187    68,625    13,938

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividends; expected volatility of 40 percent; risk-free interest rate of 6.3 percent;
and expected lives of 5 years.

A summary of the status of the Plans as of December 31, 1996, 1995 and 1994, and changes during the years ended on those dates is presented below:

                                                       1996
     1995                1994
                                                -----------------
----------------   ----------------
                                                         Weighted
        Weighted            Weighted
                                                         Average
        Average             Average
                                                Shares   Exercise
Shares  Exercise   Shares   Exercise
Fixed Options                                    (000)   Price
(000)   Price      (000)    Price
---------------------------------------         ------- ---------
------- --------   -------  --------

Outstanding at beginning of year                   855     $3.06
 1,039     $3.24      684      $3.61

Granted                                            114      2.88
   178      2.44      429       2.64

Exercised                                          (16)     2.56
   ---       ---      ---        ---

Cancellations and Expirations                      (18)     2.68
  (362)     3.24      (74)      3.17
                                                -------
-------            -------
Outstanding at end of year                         935
   855              1,039

Options exercisable at year end                    584
   476                455

Weighted-average fair value of options
granted during the year                           $1.29
  $.97                n/a

The following table summarizes information about stock options outstanding at December 31, 1996:

                                       Options Outstanding
           Options Exercisable

-------------------------------------
-------------------------
                                                         Weighted

                                             Weighted     Average
                         Weighted
                              Number         Average
Remaining          Number          Average
Range of                      Outstanding    Exercise
Contractual        Exercisable     Exercise
Exercise Prices               (000)          Price        Life
         (000)           Price
---------------- ---------    -----------   -----------
-----------         --------        ---------

Less than $2                       74          $1.88          3.2
             19             $1.88
$2 to $3                          463           2.68          2.3
            225              2.67
Greater than $3                   398           3.73          2.4
            340              3.83
                                  ---
            ---
                                  935           3.06          2.4
            584              3.32
                                  ===
            ===

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


(8) RETIREMENT BENEFITS

The only qualified retirement plan for employees is the Cobra Electronics Corporation Profit Sharing and 401(k) Incentive Savings Plan (the "Plan"). The company may make a discretionary annual profit sharing contribution that is allocated among accounts of persons employed by the company for more than one year, prorated based on the compensation paid to such persons during the year. Profit sharing expense for 1996 was $55,000. There were no profit sharing contributions in 1995 or 1994.

Deferred compensation of $2.0 million and $1.8 million is included in the balances of accrued salaries and commissions at December 31, 1996 and 1995, respectively. Deferred compensation obligations arise pursuant to outstanding key executive employment agreements.

(9) RELATED PARTY TRANSACTIONS

During 1990, pursuant to an employment agreement, the company lent an officer $1.25 million for the exercise of options on 375,000 shares of common stock. The officer signed a promissory note with recourse, which is secured by the related shares. The promissory note was amended during 1994 to extend the due date to December 30, 1997 and to change the interest rate to the appropriate Applicable Federal Rate, to be adjusted monthly. The interest rate was retroactively changed to conform the promissory note to the variable interest rate specified in the employment agreement. The amount of the note is shown as a reduction of shareholders' equity. From the inception of the loan through December 31, 1996, accrued interest of $574,363 has been added to the loan balance reflecting an average interest rate of 7.9%.

(10) COMMITMENTS

At December 31, 1996 and 1995, the company had outstanding inventory purchase orders with suppliers totaling approximately $23.8 million and $26.6 million, respectively.

(11) INDUSTRY SEGMENT INFORMATION

The company operates in only one business segment--consumer electronics. Excluding company-owned tooling at suppliers with a net book value of $920,000 million at December 31, 1996, assets located outside the United States are not material. Foreign sales were $9.7 million, $12.2 million and $11.7 million in 1996, 1995 and 1994, respectively. For 1996 and 1994, sales to one customer totaled 10.7% and 10.2%, respectively, of consolidated net sales. There were no sales in excess of 10% of consolidated net sales to a single customer or a group of entities under common control in 1995. The company does not believe that the loss of any one customer would have a material adverse effect on its business.

(12) ADVERTISING BARTER CREDITS

During 1992, the company received $3.8 million of advertising credits in exchange for certain discontinued products. These credits can be used to reduce the cash cost of a variety of media services (by 30 to 50 percent) prior to their expiration in December 1998. The company is exploring opportunities to exchange a portion of the credits for various goods and services used by the company as well as the outright sale of the credits to third parties. In 1996 and 1995, the company recorded charges of $1.2 million and $126,000, respectively to reduce the credits to their estimated net realizable value.

Although realization is not assured, management believes that all of the recorded credits will be utilized or sold prior to their expiration. If management is unsuccessful in their efforts to use or sell the remaining credits, it is reasonably possible that the company's estimate of net realizable value will change in the near term. During 1996, 1995, and 1994, the company utilized credits of approximately $20,000, $329,000 and $40,000, respectively. The net book value of the credits at December 31, 1996 and 1995 was $1.2 million and $2.4 million, respectively.

(13) OTHER ASSETS

In addition to the advertising barter credits, other assets at December 31, 1996 and 1995 included the cash value on officer life insurance policies of $3.4 million and $3 million, respectively. The cash value of officer life insurance policies is pledged as collateral for the company's secured lending agreement and is maintained to fund deferred compensation obligations (see Notes 3 and 7).

(14) CONTINGENCIES

The company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relates to federal excise tax. During 1996, the company received notice from the Internal Revenue Service
(IRS) asserting deficiencies in federal excise taxes for filing periods October 1, 1993 through December 31, 1995. The excise tax relates to the use of ozone-depleting chemicals ("ODCs"). The company has protested the deficiencies and has
filed an environmental excise tax protest.   Management
believes that they have substantial defenses and intends to defend these actions vigorously. Although it is not possible to predict with certainty the outcome of this tax dispute, management believes the ultimate outcome of this dispute will not result in a material impact on the company's consolidated
results of operations or financial position.   Also in 1996,
the company recognized $373,000 of income related to a lawsuit against a former distributor for violation of a licensing agreement.

Quarterly Financial Data (Unaudited)
(In thousands, except per share amounts)

                                                         Quarter
Ended

------------------------------------------------------------------------------------------
                         March 31               June 30
 September 30           December 31
                  ---------------------  ---------------------
---------------------  ---------------------
                     1996       1995        1996       1995
1996       1995        1996       1995
                  ---------- ----------  ---------- ----------
---------- ----------  ---------- ----------

Net sales.........$ 19,272   $  20,737    $21,395   $  21,350
$25,388   $  24,513    $ 24,269  $  23,842

Cost of sales.....  16,139      16,938     17,260      17,066
20,657      19,548      19,898     20,313
Gross profit......   3,133       3,799      4,135       4,284
4,731       4,965       4,371      3,529
Selling, general
  and administra-
  tive expense....   3,417       3,762      3,622       4,152
3,873       4,296       3,462      3,887
Operating income
  (loss)..........    (284)         37        513         132
 858         669         909       (358)

Net income (loss).    (583)       (293)       284        (206)
 410         104         490       (750)

Net income (loss)
  per share.......   (0.09)      (0.05)      0.05        (0.03)
0.07        0.02        0.08      (0.12)

Weighted average
 shares outstanding  6,230       6,227      6,253       6,227
6,271       6,231       6,231      6,227

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Shareholders of Cobra Electronics Corporation
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Cobra Electronics Corporation and subsidiaries as of December 31,1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule for the years ended December 31, 1996, 1995 and 1994 listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cobra Electronics Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 28, 1997

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

The executive officers of the Registrant are as follows:

Name, Age and         Has Held Present  Prior Business Experience
Present Position      Position Since    in Past Five Years
--------------------  ----------------  -------------------------

Carl Korn, 75,            Nov. 1961
Chairman*

Jerry Kalov, 61,          Aug. 1986      In 1991, assumed duties
President and                            of President, Cobra
Chief Executive                          Electronics Group
Officer*

Gerald M. Laures, 49,     Mar. 1994      Corporate Secretary,
Vice President-Finance                   July 1989 to present;
and Corporate Secretary*                 Corporate Controller
                                         June 1988 to March 1994.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information in response to this item will be set forth in a definitive proxy statement to be filed by the company pursuant to Regulation 14A within 120 days after the close of the company's 1996 fiscal year, and such information is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item will be set forth in a definitive proxy statement to be filed by the company pursuant to Regulation 14A within 120 days after the close of the company's 1996 fiscal year, and such information is hereby incorporated by reference.

                           PART IV
                           -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

     Index to Consolidated Financial Statements and Schedules
     --------------------------------------------------------

                                                         Page or
                                                         Schedule
       Description                                       Number
       ------------------------------------------------  --------
[a] 1. Consolidated Statements of Operations for the
          three years ended December 31, 1996, 1995 and
          1994.........................................     18
       Consolidated Balance Sheets as of December 31,
          1996 and 1995................................    19-20

       Consolidated Statements of Cash Flows for the
          three years ended December 31, 1996..........     21

       Consolidated Statements of Shareholders' Equity
          for the three years ended December 31, 1996..     22

       Notes to Consolidated Financial Statements......    23-31

       Quarterly Financial Data........................     32

       Independent Auditors' Report....................     33

[a] 2. Schedule:

       Valuation and Qualifying Accounts - 1996, 1995
          and 1994.....................................     38

       All other financial schedules have been omitted because the required information is contained in the consolidated financial statements and notes thereto, or such information is not applicable.

[a] 3. Exhibits:

       See Index to Exhibits on pages 40 through 43.

[b]    Current Reports on Form 8-K:

       During the three months ended December 31, 1996, the following Form 8-K were filed:

         1. December 2, 1996 - Registrant entered into an agreement to terminate its safe harbor lease, effective December 31,1996

         2. December 17, 1996 - Registrant issued a press release announcing that it has developed proprietary technology to significantly improve sound quality of the company's citizen band ("CB") radios.

                                            Schedule II

                   COBRA ELECTRONICS CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS
            FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                          (in thousands)
            -------------------------------------------

                                      Balance at     Additions
Deductions                  Balance at
                                      beginning     charged to
  from                       end of
                                      of period       expense
reserves      Other,net      period
                                     ----------     ----------
----------     ----------  -----------

1996
----------------------------------
Allowance for doubtful account....   $  1,451      $   (400)
$  (349)[a]  $     90  [c]    $   792

Reserve for disposal of
  discontinued operation..........   $    274      $    384
$   ---       $   ---        $    658

Advertising barter credit
 valuation allowance..............   $    841      $  1,200
$   ---       $   ---         $  2,041

Tax valuation allowance...........   $ 15,675      $    ---
$   ---       $   (79) [d]    $ 15,596


1995
----------------------------------
Allowance for doubtful account....   $    638      $    440
$   (42) [a]  $   415 [c]      $ 1,451

Reserve for disposal of
  discontinued operation..........   $    501      $    ---
$  (227)      $   ---         $    274
Advertising barter credit
 valuation allowance..............   $    715      $    126
$   ---       $   ---         $    841

Tax valuation allowance...........   $ 15,671      $    ---
$   ---       $     4 [b]     $ 15,675


1994
----------------------------------
Allowance for doubtful accounts...   $    795       $   (13)
$   (144) [a]  $   ---         $    638

Reserves for disposal of
  discontinued operation..........   $    776       $   ---
$   (275)      $   ---         $    501

Advertising barter credit
  valuation allowance.............   $    415       $   300
$    ---       $   ---         $    715

Tax valuation allowance...........   $ 14,156       $   ---
$    ---       $ 1,515 [b]     $ 15,671

[a] Uncollectible accounts written off.

[b] Increase in allowance to offset additional net operating loss carryforwards generated during the year, net of carryforwards expiring, and the inability of the company to realize certain tax assets because of its operating loss.

[c] Net adjustments to the reserve with an offsetting entry to receivables.

[d] Decrease in allowance reflects net deferred tax asset related to alternative minimum income tax paid in 1996.


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


Dated:  March 27, 1997

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

10-22 # Amended and Restated Term Loan Promissory Note dated as of December 15, 1994--Filed as exhibit No. 10-22 to the Registrant's Form 10-K for the year ended December 31,
         1994 (File No. 0-511), hereby incorporated by reference.


10-23    1995 Key Employees Nonqualified and Incentive Stock
         Option Plan--Filed as exhibit No. 10-23 to the Registrant's Form 10-K for the year ended December 31,
         1995 (File no. 0-511), hereby incorporated by reference.

10-24 Letter of Intent with Code 3--Filed as exhibit No. 10-24 to the Registrant's Form 10-K for the year ended
         December 31,1995 (File no. 0-511), hereby incorporated by reference.

10-25    Trademark License Agreement with General Motors
         Corporation Service Parts Operations--Filed as exhibit
         No. 10-25 to the Registrant's Form 10-K for the year ended December 31,1995 (File no. 0-511), hereby incorporated by reference.

10-26* Amendment No. 9 to the Loan and Security Agreement between Registrant and Congress Financial Corporation
         (Central) dated a of October 31, 1996.

10-27*   Non-Exclusive License Agreement between Cobra
         Electronics Corporation and Yupiteru Industries Co.,
         Ltd. dated as of May 21, 1996.

10-28*   Non-Exclusive License Agreement between Cobra
         Electronics Corporation and Unkyong America, Inc.
         dated May 1, 1996.

10-29*   Executive Employment Agreement between Cobra Electronics
         Corporation and Anthony Mirabelli dated January 31,
         1997.

10-30*   Agreement of Termination of Safe Harbor Lease between
         Cobra Electronics Corporation and the Department of
         Transportion of Maryland dated November 15, 1996.

21 *     Subsidiaries of the Registrant.

23 *     Consents of Deloitte & Touche LLP, and Arthur Andersen
         LLP.

27 * Financial data schedule required under Article 5 of Regulation S-X.


-----------------------------------------------------------------
*  Filed herewith.
#  Executive compensation plan or arrangement.



                                             EXHIBIT NO. 10-26

                AMENDMENT NO. 9 TO LOAN DOCUMENTS

THIS AMENDMENT NO. 9 TO LOAN DOCUMENTS ("Amendment"), dated as of
October 31, 1996 is entered into between COBRA ELECTRONICS
CORPORATION (f/k/a Dynascan Corporation), a Delaware corporation
("Debtor"), and CONGRESS FINANCIAL CORPORATION (CENTRAL)
("Congress"). The capitalized terms used herein without definition shall have the respective meanings assigned thereto in the Loan Agreement (as defined below).

W I T N E S S E T H:

WHEREAS, the parties hereto are parties to that certain Loan and Security Agreement dated as of November 12, 1992 as amended by Amendment No. 1 to Loan Agreement dated as of January 13, 1993,
Omnibus Amendment to All Loan Documents dated as of March 29,
1993, Amendment No. 3 to Loan Agreement dated as of August 17,
1993, Amendment No. 4 to Loan Agreement dated as of December 29,
1993, Amendment No. 5 to Loan Agreement dated as of February 25,
1994, Amendment No. 6 to Loan Agreement dated as of November 23,
1994, Amendment No. 7 to Loan Agreement dated as of December 14,
1994 and Amendment No. 8 to Loan Agreement dated as of January
20, 1995 (collectively, the "Existing Agreement" and as amended by this Amendment, the "Loan Agreement") and certain other agreements and documents executed or delivered in connection therewith. Capitalized terms used herein without definition shall have the meanings ascribed to such terms in the Loan
Agreement.

WHEREAS, Debtor and Congress desire to extend the maturity date of the Loan Agreement to March 31, 1998, modify various aspects of the Revolving Loan facility and make various other amendments to the Loan Agreement and other Loan Documents as set forth herein.

NOW, THEREFORE, in consideration of the premises, the mutual covenants herein contained and other good and valuable consideration (the receipt, adequacy and sufficiency of which are hereby acknowledged), the parties hereto, intending legally to be bound, hereby agree as follows:

1.  Amendments to Existing Loan Documents.

    1.1. The following term is inserted into Section 1 of the Existing Agreement in the appropriate place in alphabetical order:

"Factory Refurbished Inventory" shall mean Inventory initially constituting Repair Inventory (x) which has been fully repaired or refurbished and repackaged for immediate resale as a "factory refurbished" product and (y) which is located at Debtor's premises or a Permitted Warehouse.

    1.2 The following definitions in Section 1.1 of the Existing Agreement are amended and restated in their entirety as follows:

"Eligible Inventory" shall mean and include (a) Inventory consisting of first quality finished electronics goods held for sale or resale in the ordinary course of Debtor's business, (b) raw materials for such finished goods described in clause (a) above, (c) Factory Refurbished Inventory and (d) Repair Inventory which, in the case of clauses (a), (b), (c) or (d) above, are acceptable to Congress in all respects exercising its Permitted
Discretion and which (i) are located at Debtor's premises or at Permitted Warehouses or (ii) constitute In-Transit Inventory.
General criteria for Eligible Inventory may be established and revised from time to time by Congress in the exercise of its Permitted Discretion. In determining such acceptability Congress may, but need not, rely on reports and schedules of Inventory furnished to Congress by Debtor, but reliance thereon by Congress from time to time shall not be deemed to limit Congress' right to revise standards of eligibility at any time exercising its Permitted Discretion. In general, except as may be expressly permitted by Congress in Congress' sole discretion, Eligible
Inventory shall not include discontinued items other than Discontinued Inventory, work in process, molded components which are not part of finished goods, spare parts, packaging and shipping materials, supplies used or consumed in Debtor's business, Inventory at the premises of third parties other than Inventory located at Permitted Warehouses or In-Transit
Inventory, Inventory which is subject to a Lien in favor of any third party, bill and hold goods, Inventory which is not subject to Congress' perfected security interest, Inventory which is purchased on consignment, and except for Inventory constituting either Factory Refurbished Inventory or Repair Inventory,
Inventory being repaired, remanufactured products, defective goods, "seconds", and returned goods which are not packaged for resale. In addition, Eligible Inventory must also be Inventory that meets the following requirements in Congress' sole and absolute judgment:

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

"Maximum Revolving Credit" shall mean, at any time, the amount equal to the difference of (x) the Maximum Credit minus (y) the then outstanding principal balance of the New Term Loan.

"Repair Inventory" shall mean Inventory (other than Factory
Refurbished Inventory) which has been returned which is being repaired and/or repackaged for resale and which is located at Debtor's premises or at a third party repair/service facility which has executed and delivered a bailee waiver letter in favor of and on terms acceptable to Congress.

"Seasonal Overadvance Amount" shall mean (a) during the period commencing March 1 and ending October 31 of each year commencing with 1996, an amount equal to the lesser of (i) $1,450,000 and
(ii) the positive difference, if any, of $1,450,000 minus (x) zero so long as no Dilution Event is outstanding or (y) an amount equal to five percent (5%) of the Net Amount of Eligible Accounts at anytime a Dilution Event is outstanding, and (b) during the period commencing November 1 and ending February 28 or 29, as applicable, of each year commencing with 1996, an amount equal to zero.

1.3 Section 2.1 of the Existing Agreement is amended and restated in its entirety to read as follows:

"2.1 Revolving Loans. Congress shall, in the exercise of its Permitted Discretion, make Revolving Loans (net of applicable reserves pursuant to Sections 4.1 and 4.2 hereof) to Debtor from time to time, at Debtor's request, of (a) seventy percent (70%) of the Net Amount of Eligible Accounts (or such greater or lesser percentage thereof as Congress shall, in the exercise of its Permitted Discretion determine from time to time), plus (b) the Seasonal Overadvance Amount, if any, plus (c) the following percentages of Value of the following categories of Eligible
Inventory (or such greater or lesser percentages thereof as Congress shall, in the exercise of its Permitted Discretion, determine from time to time):

(i)  52.5% of first quality finished goods owned by Debtor
(including Discontinued Inventory) which do not constitute In-Transit Inventory or Factory Refurbished Inventory;

(ii) 52.5% of In-Transit Inventory;

(iii)20% of Factory Refurbished Inventory; and

(iv) 15% of Repair Inventory.

Except as may be expressly permitted by Congress in Congress' sole discretion, (i) during the period commencing on March 1 and ending on October 31 of each year, the outstanding aggregate principal amount of Advances by Congress to Debtor hereunder with respect to Eligible Inventory shall not exceed, at any time, the lower of (a) the aggregate amount of the above percentages of Value of Eligible Inventory, or (b) $17,500,000 and (ii) during the period commencing on November 1 and ending on February 28 or 29, as applicable, of each year, the outstanding aggregate principal amount of Advances by Congress to Debtor hereunder with respect to Eligible Inventory shall not exceed, at any time, the lower of (a) the aggregate amount of the above percentages of Value of Eligible Inventory, or (b) $15,000,000. In addition, except as may be expressly permitted by Congress in Congress' sole discretion, (i) the outstanding aggregate principal amount of Advances by Congress to Debtor hereunder in respect of Factory
Refurbished Inventory shall not exceed, at any time, the lower of
(a) the Value of Factory Refurbished Inventory constituting
Eligible Inventory, or (b) $2,000,000 and (ii) the outstanding aggregate principal amount of Advances by Congress to Debtor hereunder in respect of Repair Inventory shall not exceed, at any time, the lower of (a) the Value of Repair Inventory constituting
Eligible Inventory, or (b) $1,000,000. In addition to the amounts advanced against the value of Eligible Accounts and Eligible Inventory hereby, Congress may, in its sole discretion, make Revolving Loans to Debtor from time to time, at Debtor's request, which shall not exceed the positive difference, if any, between (a) the Cash Value (as defined in Section 12.13 hereof) on the date of determination less (b) $1,850,000. The Revolving
Loans made pursuant to this Section 2.1 shall be repaid in full upon termination of this Agreement in accordance with Section 2.6 hereof. On each day that Debtor shall request an Advance, and on any other day that Congress may request, Debtor shall deliver to Congress an assignment schedule, a remittance report and a report of credit returns and allowances together with such other documents as Congress may reasonably request, including, without limitation, documents setting forth total sales, total non-cash credits and cash collections of Debtor. In addition, Debtor shall furnish to Congress on the first Business Day of each week and on any other day that Congress may request, an Availability
Report. In no event shall the information set forth in the Availability Report or otherwise delivered to Congress in connection therewith limit Congress' Permitted Discretion to determine the Eligible Accounts, the Eligible Inventory, the Net
Amount of Eligible Accounts or the Value of Eligible Inventory."

1.4 Section 2.6 of the Existing Agreement is amended and restated in its entirety to read as follows:

"2.6 Term of Agreement. This Agreement shall become effective upon acceptance by you and shall continue in full force and effect for a term ending March 31, 1998 (the "Initial Termination
Date"), unless sooner terminated pursuant to the terms hereof;
provided that this Agreement shall be automatically extended for an additional one year period following the Initial Termination
Date unless 60 days prior to the Initial Termination Date either
Lender or Debtor shall have provided the other with written notice that such Agreement shall not be extended beyond the Initial Termination Date. Congress shall have the right to terminate this Agreement immediately at any time upon the occurrence of an Event of Default. No termination of this Agreement, however, shall relieve or discharge Debtor of its duties, obligations and covenants hereunder until all Obligations have been paid in full, and Congress' continuing security interest in the Collateral shall remain in effect until such Obligations have been fully discharged."

2.  Conditions Precedent to Effectiveness of this Amendment.
This Amendment shall become effective upon the fulfillment of each of the following conditions (including the conditions to the satisfaction of Congress:

(a) All of Debtor's representations and warranties contained in the Loan Agreement and any other agreement executed in connection therewith (other than the representations and warranties that are expressly made as of a certain date, which shall be true and correct in all material respects on and as of such date) shall be true and correct in all material respects;

(b) Debtor shall deliver to Congress a certificate of the Secretary of Debtor, dated as of the effective date of this Amendment and satisfactory in form and substance to Congress, as Congress, in its sole discretion, shall determine, certifying, among other things, (a) the names and true signatures of the officers of Debtor authorized to sign the Amendment and any of the other Loan Documents contemplated thereby to which Debtor is a party; (b) that attached thereto is a true and complete copy of the By-Laws of Debtor as in effect on the date of such certification; (c) that attached thereto is a true and completecopy of the resolutions of Debtor's Board of Directors approving and authorizing the execution and delivery of the Amendment and the other Loan Documents contemplated thereby to which Debtor is a party; and (d) that the Secretary has reviewed each of the material agreements and written undertakings to which Debtor has become a party since the date of the Initial Advance and the execution, delivery and performance of this Amendment do not violate or conflict with any of the terms or provisions of any such material agreement or written undertaking;

(c) Congress shall have received from Debtor fully executed counterparts to the Amendment, the New Term Promissory Note in the form attached hereto as Exhibit A the Modification to Illinois Mortgage in the form attached as Exhibit B, the Second
Amendment to North Carolina Deed of Trust in the form of Exhibit
C, and each other Loan Document contemplated thereby to which Debtor is a party signed by duly authorized officers of Debtor, and Congress shall have delivered to Debtor fully executed counterparts to the Amendment and each other Loan Document to which Congress is party signed by a duly authorized officer of Congress; and

(d) Congress shall have received from Debtor an amendment fee equal to $50,000 which shall be deemed earned in full on the date of Congress' execution and delivery of this Amendment.

3.   Absence of Waiver or Setoff.

3.1. No Waiver. Congress and Debtor agree that the amendments set forth in Section 1 hereof shall be limited precisely as written and, except as expressly set forth in Section 1 of this Amendment, shall not be deemed to be a consent to any waiver or modification of any other term or condition of the Existing
Agreement, the Loan Agreement or any Loan Document.

3.2. Acknowledgment of Liabilities. Debtor hereby acknowledges and agrees that there is no defense, setoff or counterclaim of any kind, nature or description to the Obligations or the payment thereof when due.
4. Representations. Debtor hereby represents and warrants to Congress that:

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

6. Reserve Released. Congress and Debtor acknowledge and agree that any reserve from Revolving Loan availability established as a result of the receipt of Net Sale Proceeds from the sale of Debtor's facility at 6450 Cortland, Chicago, Illinois will be released on the effective date of this Amendment and such Net
Sale Proceeds will not be required to be applied as a prepayment in respect of the New Term Loan.

7. Reappraisal of Inventory. Congress and debtor agree that Congress shall, at Debtor's request and sole expense during the first calendar quarter of 1997, obtain a reappraisal of Debtor's
Inventory from an independent appraiser selected by Congress and reasonably acceptable to Debtor for the purpose of assessing, in the sole and absolute discretion of Congress, whether Congress may elect to enter into a subsequent amendment to the Loan
Agreement modifying the advance rates applicable to Eligible
Inventory; it being understood and agreed that nothing contained herein or in any such reappraisal report shall in any way obligate Congress to agree to any such modification to such advance rates.

8.  Miscellaneous.

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

                 [signature page follows]

          IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized as of the date first above written.


                               COBRA ELECTRONICS CORPORATION,
                               (f/k/a Dynascan Corporation),
                               a Delaware corporation

                                By:
                                Name:
                                Title:


                                CONGRESS FINANCIAL CORPORATION
                               (CENTRAL)

                                By:
                                Name:
                                Title:





                SECOND AMENDMENT TO DEED OF TRUST,
           SECURITY AGREEMENT AND ASSIGNMENT OF RENTS

THIS SECOND AMENDMENT TO DEED OF TRUST, SECURITY AGREEMENT AND
ASSIGNMENT OF RENTS (the "Amendment") is made as of October 31,
1996, by and between COBRA ELECTRONICS CORPORATION, (f/k/a
Dynascan Corporation), a Delaware corporation ("Trustor") and
CONGRESS FINANCIAL CORPORATION (CENTRAL) ("Beneficiary").

WHEREAS, Trustor executed that certain Deed of Trust, Security
Agreement and Assignment of Rents, dated as of November 12, 1992 and recorded November 18, 1992 in the Office of the Register of Deeds, Burke County, North Carolina in Book 800, Pages 97-119 as amended by that certain First Amendment to Deed of Trust, Security Agreement and Assignment of Rents dated as of January
20, 1995 and recorded January 22, 1995 in the Office of the Register of Deeds, Burke County, North Carolina in Book 18, Page
415 (collectively, the "Deed of Trust"), for the benefit of Beneficiary relating to that real property located in the County of Burke, State of North Carolina and described on Exhibit A hereto. All capitalized terms used herein but not otherwise defined shall have the meanings assigned to them in the Deed of Trust;

WHEREAS, Trustor and Beneficiary are parties to that certain Loan and Security Agreement dated as of November 12, 1992, as amended from time to time (the "Loan Agreement");

WHEREAS, Trustor and Beneficiary have entered into that certain
Amendment No. 9 to Loan Agreement of even date herewith, in order to, inter alia, extend the maturity date of the Loan Agreement from January 10, 1997 to March 31, 1998, as such date may be extended by agreement of the parties to the Loan Agreement from time to time (the "Maturity Date"); and

WHEREAS, the parties hereto desire to amend the Deed of Trust to reflect the new Maturity Date of the indebtedness being secured thereby.

NOW, THEREFORE, in consideration of the foregoing and the mutual agreements herein contained, each party agrees as follows:

Amendment to Section 1.01 of the Deed of Trust.
Section 1.01 of the Deed of Trust is hereby amended by (i) deleting the following language appearing in the last two sentences of the last paragraph of Section 1.01:

"The amount of present indebtedness initially advanced under the Loan Agreement on the date the Deed of Trust was executed was $20,800,000, and the principal amount outstanding under the Loan
Agreement on January 20, 1995 was $16,438,329. All advances under the Loan Agreement will be made during the period commencing on the date hereof and ending on January 10, 1997.",

and (ii) inserting in place thereof the following language:

"The amount of present indebtedness initially advanced under the Loan Agreement on the date the Deed of Trust was executed was $20,800,000, and the principal amount outstanding under the Loan
Agreement on October 29, 1996 was $17,347,386.65. All advances under the Loan Agreement will be made during the period commencing on the date hereof and ending on March 31, 1998, as such date may be hereafter extended by agreement of the parties to the Loan Agreement from time to time (the "Maturity Date")."

Amendment to Section 1.03 of the Deed of Trust. Section 1.03 of the Deed of Trust is hereby amended by deleting the words
"January 10, 1997" in the seventh line thereof, and inserting in place thereof the words "the Maturity Date (as defined in Section
1.01 hereof)".

Representations. Trustor hereby represents and warrants as of the date hereof that (i) all representations and warranties contained in the Deed of Trust are true and correct in all material respects on the date hereof (except for representations and warranties that were expressly made as of a certain date which shall have been true and correct as of such date), (ii) the execution, delivery and performance of this Amendment have been duly authorized by all requisite action by Trustor, and (iii) the Deed of Trust as amended hereby constitutes a legal, valid and binding obligation of Trustor enforceable in accordance with its terms.

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

Governing Law. This Amendment, the debts and obligations secured hereunder, and all other obligations and agreements of the parties hereunder, shall be governed by and construed in accordance with the laws of the State of Illinois, subject only to those laws of the State of North Carolina that of necessity must apply to methods of foreclosure directly affecting interests in the Trust Property and the laws of the State of North Carolina that shall apply to Beneficiary's rights against personal property covered by the security interest granted in the Deed of Trust.

        [Remainder of page intentionally left blank]
IN WITNESS WHEREOF, the parties have executed this Amendment as of the day and year set forth above.


                          COBRA ELECTRONICS CORPORATION,
                          (f/k/a Dynascan Corporation),
                          a Delaware corporation

                          By:__________________________
                          Name:________________________
                          Title: ______ President

(SEAL)                    Attest: By:___________________________
                                  Name:_________________________
                                  Title:_______ Secretary


                         CONGRESS FINANCIAL CORPORATION (CENTRAL)

                         By:__________________________
                         Name:________________________
                         Title:______ President

(SEAL)                   Attest:   By:__________________________
                                   Name:________________________
                                   Title:_____ Secretary

                    MODIFICATION TO MORTGAGE,
           SECURITY AGREEMENT AND ASSIGNMENT OF RENTS

THIS MODIFICATION TO MORTGAGE, SECURITY AGREEMENT AND ASSIGNMENT
OF RENTS (the "Modification") is made as of October 31, 1996, by and between COBRA ELECTRONICS CORPORATION, (f/k/a Dynascan
Corporation), a Delaware corporation ("Mortgagor"), and CONGRESS
FINANCIAL CORPORATION (CENTRAL) ("Mortgagee").

WHEREAS, Mortgagor executed that certain Mortgage, Security
Agreement and Assignment of Rents, dated as of November 12, 1992 and recorded November 16, 1992 in the Office of the Recorder of Deeds of Cook County, Illinois as Document No. 92858615 as amended by that certain Amendment No. 1 to Mortgage, Security
Agreement and Assignment of Rents dated as of January 20, 1995 and recorded January 23, 1995 in the Office of the Recorder of Deeds of Cook County, Illinois as Document No. 95-050079
(collectively, the "Mortgage"), for the benefit of Mortgagee relating to that real property located in the County of Cook, State of Illinois and described on Exhibit A hereto. All capitalized terms used herein but not otherwise defined shall have the meanings assigned to them in the Mortgage;

WHEREAS, Mortgagor and Mortgagee are parties to that certain Loan and Security Agreement dated as of November 12, 1992, as amended from time to time (the "Loan Agreement");

WHEREAS, Mortgagee and Mortgagor have entered into that certain
Amendment No. 9 to Loan Agreement of even date herewith, in order to, inter alia, extend the maturity date of the Loan Agreement from January 10, 1997 to March 31, 1998 as such date may be extended by agreement of the parties to the Loan Agreement from time to time (the "Maturity Date"); and

WHEREAS, the parties hereto desire to amend the Mortgage to reflect the new Maturity Date of the indebtedness being secured thereby.

NOW, THEREFORE, in consideration of the foregoing and the mutual agreements herein contained, each party agrees as follows:

Modification. All references to the Maturity Date in the Mortgage or any amendment or modification thereto shall be deemed to be a reference to the Maturity Date as set forth in the recitals to this Modification.

Representations. Mortgagor hereby represents and warrants as of the date hereof that (i) all representations and warranties contained in the Mortgage are true and correct in all material respects on the date hereof (except for representations and warranties that were expressly made as of a certain date which shall have been true and correct as of such date), (ii) the execution, delivery and performance of this Modification have been duly authorized by all requisite action by Mortgagor, and
(iii) the Mortgage as modified and/or amended hereby constitutes a legal, valid and binding obligation of Mortgagor enforceable in accordance with its terms.

Ratification. The Mortgage (as modified and/or amended hereby) shall remain in full force and effect and is hereby ratified and confirmed in all respects.

Execution in Counterparts. This Modification may be executed in any number of counterparts, and each such counterpart, when so executed and delivered, shall be deemed to be an original and binding upon the party signing such counterpart; all such counterparts taken together shall constitute one and the same instrument.

Entire Agreement. This is the entire agreement among the parties with respect to the matters addressed herein, and may not be modified except by written modification signed by all parties hereto.

Governing Law. This Modification shall be governed by and construed in accordance with the laws of the State of Illinois.


        (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

IN WITNESS WHEREOF, the parties have executed this Modification as of the day and year set forth above.

                       COBRA ELECTRONICS CORPORATION,
                       (f/k/a Dynascan Corporation),
                       a Delaware corporation

                       By:__________________________
                       Name:________________________
                       Title:_______________________


                       CONGRESS FINANCIAL CORPORATION (CENTRAL)

                       By:__________________________
                       Name:________________________
                       Title:_______________________



EXHIBIT 10-27


                NON-EXCLUSIVE LICENSE AGREEMENT

THIS NON-EXCLUSIVE AGREEMENT is between Cobra Electronics
Corporation,  a Delaware corporation located at 6500 West
Cortland, Chicago, Illinois 60635 ("Cobra"), and Yupiteru
Industries Co., Ltd., a corporation located at 19-16 Shibaura 3-Chome, Minato-ku, Tokyo 108, Japan("Licensee").

WHEREAS, Cobra has developed a system for warning or advising of traffic hazards or conditions in an operating vicinity, including a transmitter and a receiver having a unique detecting and decoding capability, and a protocol for conveying information from the transmitter to the receiver, hereafter referred to as the "Traffic Warning System," said system being identified by Cobra's "Safety Alert" and "Safety Alert and Design" trademarks;

WHEREAS, Cobra is the owner of the entire right, title and interest in an issued patent relating to the Traffic Warning
System, specifically U.S. Patent No. 5,497,148 issued March 5th,
1996 entitled "Traffic Information Warning system" (hereinafter referred to as the Patent);

WHEREAS, Licensee desires to manufacture, have manufactured, use, distribute and sell receivers utilized as a part of the Traffic
Warning System under the "Safety Alert" and "Safety Alert and Design" trademarks (herein after referred to as "Trademarks")(a copy of the "Safety Alert and Design" trademark is attached as exhibit A) and falling within the scope of the Patent;

WHEREAS, Licensee acknowledges the proprietary nature and validity of the Trademarks and any federal applications and registrations therefore, and that Cobra is the exclusive owner of all right, title and interest in and to the Trademarks and applications or registrations;

WHEREAS, Licensee acknowledges the proprietary nature and validity of the Patent;

WHEREAS, Licensee desires to obtain and Cobra desires to grant a non-exclusive license to the Patent and to the Trademarks pursuant to the terms and conditions provided herein;

NOW, THEREFORE, in consideration of the mutual promises contained herein, as well as other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Parties agree as follows:

1. As used in this Agreement, the following terms shall have the following meaning:

     a.  "Parties" shall mean both Cobra and Licensee.

     b. "Patent Rights" shall mean any claims of the Patent.

     c.  "Licensed Product," whether singular or
        plural, shall mean any receiver claimed in the Patent Rights.

2. All representations contained in the foregoing recitals are incorporated into this Agreement by reference.

3. Subject to the terms and conditions of this Agreement, Cobra hereby grants to Licensee a non-exclusive license to manufacture, have manufactured, use and/or sell Licensed Product.

4. Subject to the terms and conditions of this Agreement, Cobra hereby grants to licensee a non-exclusive license to use the Trademarks in the United States to identify receivers utilizing the unique detecting and decoding capability of the receivers as claimed in the Patent and licensed in accordance with the terms of this Agreement and in advertising for such Products. Licensee shall use the Trademarks on all Licensed Product.

5. Upon execution of this Agreement, Licensee shall pay to Cobra a non-refundable License Fee in the amount of seventy-five thousand ($75,000) dollars. This fee will be paid reducing the amount of development expense for the Cobra RSA-515 by a like amount. This will net the development cost down to eighty-two thousand dollars ($82,000) from one hundred fifty-seven dollars
($157,000). The balance of the development cost will be paid down at a rate of one point zero nine dollars ($1.09) per unit until the eighty-two thousand dollar ($82,000)balance reaches zero
($0.00) dollars.

6.  Licensee shall also pay Royalties to Cobra for Licensed
Product sold, or otherwise transferred, by Licensee at the Royalty Rate of one ($1.00) dollar per Licensed Product. The
Royalty Rate shall be apportioned at fifty ($0.50) cents per Licensed Product for the Patent License and at fifty ($0.50) cents per Licensed Product for the Trademark License.

7. For purposes of this Agreement, the calculation of the amount will be based on the time when the Licensed Product is shipped by the Licensee.

8. On or before the last day of each January, April, July and October of each year, Licensee shall submit to Cobra a report listing the number of each type of Licensed Product shipped and invoiced within the preceding calendar quarter by Licensee and any amounts payable by Licensee on account of such sales. Each report shall be accompanied by a full payment of the amount due for the previous calendar quarter.

9. Licensee shall maintain Books and Records to establish the accuracy of the Reports submitted under this Agreement. Such
Books and Records shall be made available for inspection by an independent Certified Public Accountant designated by Cobra at reasonable intervals during regular business hours for the purpose of determining the accuracy of the Reports submitted under this Agreement. Such Certified Public Accountant shall report to Cobra only as to the amount of payments found due and payable. The Certified Public Accountant shall be employed at Cobra's expense, unless such determination indicates a shortage in the Reports greater than five (5.0) percent, in which case the Certified Public Accountant shall be employed at Licensee's expense, and such shortage shall be immediately due and payable.

10. Licensee shall conspicuously use the Trademarks on all Licensed Product and related promotional materials to identify the unique detecting and decoding capability of the receivers utilized as part of the Traffic Warning System that meet Cobra's performance and information protocol standards, are previously approved by Cobra, and manufactured in accordance with the specifications determined by Cobra which approval shall not be unreasonably withheld.

11. Prior to distribution of any product under this Agreement, Licensee shall submit a representative sample of each product that it desires to distribute pursuant to this Agreement, free of cost, to Cobra for examination and written approval.

12. Nothing herein shall give Licensee any right, title or interest in or to the Trademarks. All use of the foregoing
Trademarks by Licensee shall inure to Cobra's benefit.

13. Upon termination of this Agreement, Licensee shall immediately and completely cease all use of the Trademarks other than in connection with the Licensed Products in the Licensee's inventory at the time of termination. Such inventory may be disposed of within six (6) months from the date of termination.
At termination, Licensee shall provide Cobra with a written report identifying the Licensed Products in its inventory. Cobra shall have the right to verify the inventory and supporting documentation at all times upon reasonable notice. This provision shall not apply if the ground for termination is due to failure to meet the quality or trademark use standards required under this Agreement. Under such circumstances, Licensee shall immediately cease all use of the Trademarks.

14. All promotional, informational, packaging and advertising materials for Licensed Products bearing the Trademarks shall indicate that Trademarks are trademarks of Cobra Electronics
Corporation by using the trademark symbol or the registration symbol (once the trademarks are registered) in conjunction with the trademarks, and shall have the following notice on all such materials: "Safety Alert" and "Safety Alert and Design" are
(registered) trademarks of Cobra Electronics Corporation.

15. In order to insure proper use of the Trademarks, Licensee agrees to provide copies of all packaging and promotional materials to Cobra for approval prior to publication or distribution which approval shall not be unreasonably withheld.
No such materials may be used by Licensee without Cobra's prior written consent. No significant modification or changes to such materials may be made subsequent to approval by Cobra unless such revisions are submitted to Cobra for approval which approval shall not be unreasonably withheld.

16. Licensee agrees not to challenge Cobra's rights in its Trademarks or to petition to cancel any registration owned by Cobra for said trademarks.

17. Licensee shall promptly notify Cobra in writing of any actual or suspected infringement or misuse of the Trademarks.
Licensee agrees to promptly notify Cobra of any charges of trademark infringement resulting from Licensee's use of the Trademarks. Licensee also agrees to assist Cobra in prosecution of any legal action taken by Cobra against the unauthorized use of the Trademarks by third parties.

18. Licensee shall promptly notify Cobra in writing of any actual or suspected infringement of the Patent Rights.

19. Licensee hereby indemnifies Cobra and agrees to defend against and hold Cobra harmless from any claims, suits, loss and damage resulting out of the manufacture, sale or distribution of Licensed Product by or for Licensee, including without limitation, any unauthorized use of any trademark, patent, process, idea, method or device by Licensee in connection with the manufacture, sale, or distribution of Licensed Products, and any contractual liability claims or product liability claims, whether based upon negligence, strict liability, or any other legal theory and whether including personal injury or property damage. Licensee agrees that it will obtain a comprehensive general and product liability insurance policy at its own expense as of the effective date of this Agreement from a recognized insurance company which is qualified to do business in the United
States providing protection in the amount of one million
(1,000,000) dollars per occurrence, naming Cobra as additional insured. Licensee shall submit a Certificate of Insurance to Cobra upon execution of this Agreement and on an annual basis thereafter.

20. This Agreement shall be for a term of 2 years year(s) beginning on the date that the last party signs the Agreement, and shall be renewable for 2 years year periods upon the written consent of Cobra. The Agreement may be terminated upon breach by either party, including but not limited to, misuse of the Trademarks, and failure to meet quality standards.

21. Licensee agrees to apply proper Patent Markings pursuant to 35 USC 287 to all Licensed Products sold by Licensee.

22. Any controversy or claim arising out of or relating to this Agreement, or breach hereof, shall be solely and finally settled by Arbitration pursuant to the rules of the American
Arbitration Association, before a single arbitrator in Chicago, Illinois. It is agreed that judgment upon the award rendered by the Arbitrator may be entered in any Court having jurisdiction thereof.

23. The attorneys' fees and cost of Arbitration shall be borne by the losing party.

24. None of the Licensee's rights under this Agreement shall be assigned, subLicensed or otherwise transferred or encumbered without the prior written consent of Cobra.

25. This Agreement shall be governed by the laws of the State of Illinois.

26. This Agreement constitutes the entire understanding between the Parties with respect to the matters set forth herein, and this Agreement may not be modified except by a written document signed by both of the Parties.

27. Notices under this Agreement shall be in writing and sent to the President, at the addresses listed above via certified mail, facsimile, or reputable overnight carrier which provides proof of mailing transmission or receipt, unless a change of address has been served upon the other party via certified mail.

28. This Agreement shall be binding upon the Parties, their successors and assigns.

IN WITNESS WHEREOF, each of the Parties hereto has caused this Agreement to be signed by an authorized officer.

This Agreement shall be in effect on the date that the last party to this Agreement executes the Agreement.

Date: 5-8-96                COBRA ELECTRONICS CORPORATION
                            BY:
                            Name: Charles A. Stott
                            Title: Vice President

Date: 5-21-96               Licensee
                            BY:
                            Name: Tadashi Maebayashi
                            Title: Director

EXHIBIT NO. 10-28

                NON-EXCLUSIVE LICENSE AGREEMENT

THIS NON-EXCLUSIVE AGREEMENT is between Cobra Electronics
Corporation, a Delaware corporation located at 6500 West
Cortland, Chicago, Illinois 60635 ("Cobra"), and Sunkyong America
Inc., a New York corporation located at The Sunkyong Building, ll0 E. 55th St., New York, NY, 10022 ("Licensee").

WHEREAS, Cobra has developed a system for warning or advising of traffic hazards or conditions in an operating vicinity, including a transmitter and a receiver having a unique detecting and decoding capability, and a protocol for conveying information from the transmitter to the receiver, hereafter referred to as the "Traffic Warning System," said system being identified by Cobra's "Safety Alert" and "Safety Alert and Design" trademarks;

WHEREAS, Cobra is the owner of the entire right, title and interest in an issued patent relating to the Traffic Warning
System, specifically U.S. Patent No. 5,497,148 issued March 5th,
1996 entitled "Traffic Information Warning system" (hereinafter referred to as the Patent);

WHEREAS, Licensee desires to manufacture, have manufactured, use, distribute and sell receivers utilized as a part of the Traffic
Warning System under the "Safety Alert" and "Safety Alert and Design" trademarks (herein after referred to as "Trademarks")(a copy of the "Safety Alert and Design" trademark is attached as exhibit A) and falling within the scope of the Patent;

WHEREAS, Licensee acknowledges the proprietary nature and validity of the Trademarks and any federal applications and registrations therefore, and that Cobra is the exclusive owner of all right, title and interest in and to the Trademarks and applications or registrations;

WHEREAS, Licensee acknowledges the proprietary nature and validity of the Patent;

WHEREAS, Licensee desires to obtain and Cobra desires to grant a non-exclusive license to the Patent and to the Trademarks pursuant to the terms and conditions provided herein;

NOW, THEREFORE, in consideration of the mutual promises contained herein, as well as other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Parties agree as follows:

1. As used in this Agreement, the following terms shall have the following meaning:

     a.  "Parties" shall mean both Cobra and Licensee.

     b. "Patent Rights" shall mean any claims of the Patent.

     c. "Licensed Product," whether singular or plural, shall mean any receiver claimed in the Patent Rights.

2. All representations contained in the foregoing recitals are incorporated into this Agreement by reference.

3. Subject to the terms and conditions of this Agreement, Cobra hereby grants to Licensee a non-exclusive license to manufacture, have manufactured, use and/or sell Licensed Product.

4. Subject to the terms and conditions of this Agreement, Cobra hereby grants to licensee a non-exclusive license to use the Trademarks in the United States to identify receivers utilizing the unique detecting and decoding capability of the receivers as claimed in the Patent and licensed in accordance with the terms of this Agreement and in advertising for such Products. Licensee shall use the Trademarks on all Licensed Product.

5. Upon execution of this Agreement, Licensee shall pay to Cobra a non-refundable License Fee in the amount of fifty thousand
($50,000) dollars.

6.  Licensee shall also pay Royalties to Cobra for Licensed
Product sold, or otherwise transferred, by Licensee at the Royalty Rate of one ($1.00) dollar per Licensed Product. The
Royalty Rate shall be apportioned at fifty ($0.50) cents per Licensed Product for the Patent License and at fifty ($0.50) cents per Licensed Product for the Trademark License.

7. For purposes of this Agreement, the calculation of the amount will be based on the time when the Licensed Product is shipped by the Licensee.

8. On or before the last day of each January, April, July and October of each year, Licensee shall submit to Cobra a report listing the number of each type of Licensed Product shipped and invoiced within the preceding calendar quarter by Licensee and any amounts payable by Licensee on account of such sales. Each report shall be accompanied by a full payment of the amount due for the previous calendar quarter.

9. Licensee shall maintain Books and Records to establish the accuracy of the Reports submitted under this Agreement. Such
Books and Records shall be made available for inspection by an independent Certified Public Accountant designated by Cobra at reasonable intervals during regular business hours for the purpose of determining the accuracy of the Reports submitted under this Agreement. Such Certified Public Accountant shall report to Cobra only as to the amount of payments found due and payable. The Certified Public Accountant shall be employed at Cobra's expense, unless such determination indicates a shortage in the Reports greater than five (5.0) percent, in which case the Certified Public Accountant shall be employed at Licensee's expense, and such shortage shall be immediately due and payable.

10. Licensee shall conspicuously use the Trademarks on all Licensed Product and related promotional materials to identify the unique detecting and decoding capability of the receivers utilized as part of the Traffic Warning System that meet Cobra's performance and information protocol standards, are previously approved by Cobra, and manufactured in accordance with the specifications determined by Cobra which approval shall not be unreasonably withheld.

11. Prior to distribution of any product under this Agreement, Licensee shall submit a representative sample of each product that it desires to distribute pursuant to this Agreement, free of cost, to Cobra for examination and written approval.

12. Nothing herein shall give Licensee any right, title or interest in or to the Trademarks. All use of the foregoing
Trademarks by Licensee shall inure to Cobra's benefit.

13. Upon termination of this Agreement, Licensee shall immediately and completely cease all use of the Trademarks other than in connection with the Licensed Products in the Licensee's inventory at the time of termination. Such inventory may be disposed of within six (6) months from the date of termination.
At termination, Licensee shall provide Cobra with a written report identifying the Licensed Products in its inventory. Cobra shall have the right to verify the inventory and supporting documentation at all times upon reasonable notice. This provision shall not apply if the ground for termination is due to failure to meet the quality or trademark use standards required under this Agreement. Under such circumstances, Licensee shall immediately cease all use of the Trademarks.

14. All promotional, informational, packaging and advertising materials for Licensed Products bearing the Trademarks shall indicate that Trademarks are trademarks of Cobra Electronics
Corporation by using the trademark symbol or the registration symbol (once the trademarks are registered) in conjunction with the trademarks, and shall have the following notice on all such materials: "Safety Alert" and "Safety Alert and Design" are
(registered) trademarks of Cobra Electronics Corporation.

15. In order to insure proper use of the Trademarks, Licensee agrees to provide copies of all packaging and promotional materials to Cobra for approval prior to publication or distribution which approval shall not be unreasonably withheld.
No such materials may be used by Licensee without Cobra's prior written consent. No significant modification or changes to such materials may be made subsequent to approval by Cobra unless such revisions are submitted to Cobra for approval which approval shall not be unreasonably withheld.

16. Licensee agrees not to challenge Cobra's rights in its Trademarks or to petition to cancel any registration owned by Cobra for said trademarks.

17. Licensee shall promptly notify Cobra in writing of any actual or suspected infringement or misuse of the Trademarks.
Licensee agrees to promptly notify Cobra of any charges of trademark infringement resulting from Licensee's use of the Trademarks. Licensee also agrees to assist Cobra in prosecution of any legal action taken by Cobra against the unauthorized use of the Trademarks by third parties.

18. Licensee shall promptly notify Cobra in writing of any actual or suspected infringement of the Patent Rights.

19. Licensee hereby indemnifies Cobra and agrees to defend against and hold Cobra harmless from any claims, suits, loss and damage resulting out of the manufacture, sale or distribution of Licensed Product by or for Licensee, including without limitation, any unauthorized use of any trademark, patent, process, idea, method or device by Licensee in connection with the manufacture, sale, or distribution of Licensed Products, and any contractual liability claims or product liability claims, whether based upon negligence, strict liability, or any other legal theory and whether including personal injury or property damage. Licensee agrees that it will obtain a comprehensive general and product liability insurance policy at its own expense as of the effective date of this Agreement from a recognized insurance company which is qualified to do business in the United
States providing protection in the amount of one million
(1,000,000) dollars per occurrence, naming Cobra as additional insured. Licensee shall submit a Certificate of Insurance to Cobra upon execution of this Agreement and on an annual basis thereafter.

20. This Agreement shall be for a term of two (2) year(s) beginning on the date that the last party signs the Agreement, and shall be renewable for two (2) year periods upon the written consent of Cobra. The Agreement may be terminated upon breach by either party, including but not limited to, misuse of the Trademarks, and failure to meet quality standards.

21. Licensee agrees to apply proper Patent Markings pursuant to 35 USC 287 to all Licensed Products sold by Licensee.

22. Any controversy or claim arising out of or relating to this Agreement, or breach hereof, shall be solely and finally settled by Arbitration pursuant to the rules of the American
Arbitration Association, before a single arbitrator in Chicago, Illinois. It is agreed that judgment upon the award rendered by the Arbitrator may be entered in any Court having jurisdiction thereof.

23. The attorneys' fees and cost of Arbitration shall be borne by the losing party.

24. None of the Licensee's rights under this Agreement shall be assigned, subLicensed or otherwise transferred or encumbered without the prior written consent of Cobra. Notwithstanding the foregoing, Licensee may sublicense and otherwise delegate its rights hereunder to Sunkyong Limited for the purposes of manufacture, marketing and selling or to any manufacturer for purposes of manufacture of the Licensed Product in any location worldwide without payment of any additional royalty of fees hereunder. Furthermore, Licensee may enter into subdistribution agreements or other marketing arrangements with other persons for the sales and distribution of the Licensed Products, conferring thereby the rights granted hereunder. To the extent Licensee creates any improvements directly to the Patents or the Patent
Rights that are patentable, Licensee agrees to license such improvements to Cobra on a perpetual, non-exclusive, royalty-free basis.

25. This Agreement shall be governed by the laws of the State of Illinois.

26. This Agreement constitutes the entire understanding between the Parties with respect to the matters set forth herein, and this Agreement may not be modified except by a written document signed by both of the Parties.

27. Notices under this Agreement shall be in writing and sent to the President, at the addresses listed above via certified mail, facsimile, or reputable overnight carrier which provides proof of mailing transmission or receipt, unless a change of address has been served upon the other party via certified mail.

28. This Agreement shall be binding upon the Parties, their successors and assigns.

IN WITNESS WHEREOF, each of the Parties hereto has caused this Agreement to be signed by an authorized officer.

This Agreement shall be in effect on the date that the last party to this Agreement executes the Agreement.

Date: 4-22-96               COBRA ELECTRONICS CORPORATION
                            BY:
                            Name: Jerry Kalov
                            Title: President/CEO

Date: 5-1-96                LICENSEE
                            By:
                            Name: James M. Demitrius
                            Title: President/CEO

EXHIBIT NO. 10-29







January 31, 1997

Mr. Anthony Mirabelli
1011 BrazosDrive
Southlake, TX 76092

Dear Tony:

This letter is to confirm the terms of your employment with Cobra
Electronics Corporation ("Company").

1. At the commencement of this agreement on February 10, 1997, you shall be employed as the Senior Vice President, Marketing and Sales of the Company and shall have the normal duties, responsibilities and attendant authorities of that position, including, but not limited to, primary authority and supervisory responsibility for all sales functions, including all domestic and international sales, all marketing functions, all advertising, product development, public relations and sales training.

2. During your employment hereunder, you shall receive a regular annual salary at the rate of $170,000 per year, payable biweekly. Your salary will be subject to annual review of the Compensation Committee of the Company's Board of Directors, but in no event shall your salary be reduced below the rate of $170,000 per year during the first year of your employment with the Company. In addition, if you are granted severance pursuant to paragraph 9 of this Agreement, the rate of $170,000 per year upon which severance is based shall not be reduced by the action of the Board of Directors or the Company.

In addition to your regular annual salary, you shall also receive a bonus, of 35% of your base salary, for any full year of employment with the Company, during which the Company meets or exceeds the "Approved Profit Plan" for the year of employment.
For purposes of this agreement and your bonus, the "Approved
Profit Plan" for the first year of your employment, shall be the 1997 plan as adopted and approved by the Board of Directors at their November 6, 1996 Board Meeting; thereafter, and for each subsequent year of employment, the "Approved Profit Plan" shall be the profit plan finally approved and adopted by the Company's
Board of Directors for such subsequent year.

4. You also shall receive $10,000 gross each year to be used for perquisites of your choice, payable in monthly payments of $833.33, in lieu of any other allowances.

5. A non-qualified stock option will be granted to you to purchase up to 75,000 shares of the corporation's stock. The exercise price for the stock option will be the fair market value as determined by the closing NASDAQ price on the date the options are actually granted and approved by the Board of Directors.
After your first year of employment, the Board of Directors will grant additional options to you for 75,000 shares at the fair market value on the grant date. Such options will be granted outside of the Companies 1987/1995 stock option plans, but will have identical terms and conditions as the Company's existing
1987/1995 stock option plans with the following exception: in the event of a "Change of Control," as defined in this Agreement, any stock options granted but not yet vested shall immediately be fully vested and exercisable.

For the purpose of this agreement, a Change of Control shall be deemed to have occurred if: (a) any person, including a ggroupX within the meaning of Section 13 (d)(3) of the Securities
Exchange Act of 1934, as amended, acquires the beneficial ownership of, and the right to vote, shares having at least 50 percent of the aggregate voting power of the class or classes of capital stock of Cobra having the ordinary and sufficient voting power (not depending upon the happening of a contingency ) to elect at least a majority of the directors of the board of directors of Cobra or (b) as the result of any tender or exchange offer, substantial purchase of Cobra's equity securities, merger consolidation, sale of assets or contested election, or any combination of the foregoing transactions, the persons who were directors of Cobra immediately prior to such transaction or transactions shall not constitute a majority of the board of directors (or the board of directors of any successor to or assign of Cobra) immediately after the next meeting of stockholders of Cobra (or such successor or assign) following such transaction.

6.   RELOCATION ASSISTANCE

The Company will provide you with the following relocation assistance to effect your timely relocation to the Chicago area.
In order to ensure that the expense of your relocation is as cost effective as possible, all expenses should be reviewed and approved by the Chief Executive Officer or the Vice President, Human Resources of the Company.

   A)   Home Sale Assistance

In order to expedite your move to the Chicago area, the Company will provide the following assistance.

Cobra will pay for three (3) real estate appraisals to determine the mean average market price of your current property. At your option, the company will then reimburse you up to 10% of the average appraised market value of your property, if you find it necessary to discount your property in order to expedite a sale.


B)   Present Home Sale and New Home Purchase

- The Company is willing to provide you with an interest free bridge loan, for up to one year, for the purpose of purchasing a home in the Chicago area, in the event this occurs prior to selling or closing on your home in Texas.

- You would also be eligible to receive reimbursement for any selling expenses associated with the sale of your house in Texas and any buying expenses associated with purchase of your house in Illinois.

- Prior to your final relocation to the Chicago area, the Company will provide you with temporary living expenses, after your employment commences. We would expect this to include a furnished apartment and related parking expense for two (2) vehicles.

C)   Home Visits/Personal Transportation/Home Finding Trips

- During the period of time after your employment commences and prior to your family's relocation to Chicago, we understand that you will naturally want to spend weekends at home. We would hope that these trips could be combined with your normal business.

- The Company will provide for the transportation of you and your wife for your final relocation to Chicago, inclusive of airfare, and up to five (5) days of car rental, meal expenses and hotel
(if you have not already secured temporary living accommodations), while awaiting the arrival of your household goods.

- The Company will provide for up to three (3) home finding trips for your wife to the Chicago area for the purpose of purchasing a home. These trips would include airfare, hotel, a meal allowance and car rental.

D)   Moving of Household Goods

The Company will provide for the physical move of your household goods, as well as your two automobiles, and insurance. You may either select your own carrier or the Company will coordinate the move for you.

E)   Miscellaneous Moving Allowance

The Company shall provide you with an additional $5,000 allowance for miscellaneous costs of relocation which shall not reduce or eliminate any other portion of any moving, relocation, purchase or sale allowance.

F.)  Tax Treatment

You shall deliver to the Chief Executive Office of the Company, within 11 months of the close of the income tax year in which the last of your purchase of a new home, sale of your existing residence or payment of last relocation expenditure occurs, certification by your accountant of the amount of any increase in your personal income tax and your spouse's personal income tax, if you file a joint retum, excluding any capital gains tax, caused by your relocation for employment with the Company. The
Company shall then pay you within 30 days, the amount necessary to reimburse you for the increased income tax, including any income tax which would be generated by the inclusion in your income of the reimbursement.

7. During the term of this agreement, you shall be entitled to participate in such employee benefits including, but not limited to, life, short and long term disability and health insurance and other medical benefits (after you have completed the qualifying period) as the Company makes available to individuals serving at senior corporate levels. For purposes of calculating your benefits eligibility and vesting under the Company's Profit
Sharing/401(k) Plan, your previous period of employment will be credited to your service date.

Accordingly, you would be eligible to participate in the Company's insurance programs as of the first of the month following 30 days of employment. You would be eligible to begin participating in the Profit Sharing/401(k) Plan immediately.

8. You shall be reimbursed for all of your reasonable and necessary business expenses incurred in performing your duties for the Company upon presentation of the Company's standard forms for expense reimbursement.

9.   TERMS AND CONDITIONS OF TERMINATION

A.   Termination For Reasons Other Than For Cause

In the event your employment with the Company is terminated for reasons other than for Cause" the Company shall pay to you an amount equal to your regular annual salary (as outlined in
Paragraph 2) in 26 equal biweekly installments. In addition, the
Company will pay a bonus as outlined in Paragraph 3, on a pro-rata basis for the period during the year you were with the
Company, the amount to be based upon the actual year end results and the number of days during such year that you were employed by the Company. The Company's obligation to make salary and bonus payments to you, pursuant to this paragraph, in the event your termination occurs, shall be reduced by any salary, commission or other type of compensation payable to you from your subsequent employment, contract or engagement with any new employer or
principal, if such employment commences within one year of
termination.

B.   Termination For Cause

The Company may at any time terminate you for "Cause", which shall mean embezzlement, misappropriation, theft or other criminal conduct, of which you are convicted, related to the property and assets of the Company. Termination for Cause shall terminate the Company's obligation to pay you salary and bonus pursuant to paragraphs 2 and 3 above, and salary and bonus continuation pursuant to paragraph 9.A), but only upon a final determination of your criminal conviction for said conduct constituting Cause. In no event shall the other provisions of this Agreement, including continuation of medical benefits, as outlined in paragraph 9.C), be affected by termination for Cause.

C.   Continuation of Medical and Dental Benefits

Regardless of the basis for your termination, the Company shall make available to you and your family and pay for a one year continuation of your then existing medical and dental benefits in place immediately prior to your termination, to run concurrent with (and not in addition to) the period of health insurance continuation provided by law.

All of your remaining benefits, including the continued vesting of all amounts under the Company's stock option plan, (except in the event of a Change of Control and a concurrent termination of your employment) shall immediately end upon your termination of employment.

D.   Outplacement Assistance

In addition, the Company shall provide you with an executive outplacement program of your Choice, but the program will be subject to similar terms and conditions as the Company's other executive outplacement program. These conditions include a maximum fee of 15% of your total compensation and monthly reports from the outplacement firm of your active job search.

After the payment of the amounts set forth in this Paragraph 9, you shall have no further rights to recover any amounts under this agreement.

If, at any time during the term of this agreement, you die or are deemed to be disabled, Cobra may immediately terminate this agreement. For the purpose of this agreement, you shall be deemed to be disabled if you are physically or mentally unable to perform your duties for a period of 180 consecutive days.

11. For a one year period following the termination of your employment by your decision, you shall not for the benefit of yourself or any business or other entity solicit, directly or indirectly, the Company employees, or solicit, directly or indirectly, the customers of the Company, for products which are currently marketed or which have been announced by the Company.
In addition, at no time following the termination of your employment shall you disclose or in any way use the confidential and proprietary information obtained during the course of your employment with the Company, including, but not limited to the Company's financial and product information and information relating to the Companies customer and supplier relations.

12. If, at any time of enforcement of any provisions of paragraph
11, a court holds that the restrictions stated therein are unreasonable under the circumstances then existing, you agree that the maximum period, scope, or geographical area reasonable under such circumstances will be substituted for the stated period, scope, or area.

13. You acknowledge that the services to be rendered by you hereunder are unique and personal. Accordingly, you may not assign any of your rights or delegate any of your duties or obligations under this agreement. The Company may assign its rights, duties or obligations under this agreement to a purchaser or transferee of all, or substantially all, of the assets of the Company.

14. The waiver by either party of a breach by the other party of any provision of this Agreement shall not be valid unless in a writing signed by the non-breaching party, and any valid waiver shall not operate or be construed as a waiver of any subsequent breach.

15. This agreement embodies the entire agreement and understanding of the parties hereto with respect to the matters described herein and supersedes any and all prior and/or contemporaneous agreements and understandings, oral or written, between the parties.

16. This agreement shall be, in all respects, construed in accordance with and governed by the laws of the State of Illinois.

      Tony, I sincerely hope that you choose to accept the offer outlined above and become part of the Cobra team. I believe that the terms outlined in this letter are consistent with that which we have discussed. If you are in agreement, please sign in the appropriate place below and return to me as soon as possible.

Best regards,

Jerry Kalov
President and Chief Executive Officer


Accepted By:   Anthony A. Mirabelli
Date:          January 31, 1997


/cbk

EXHIBIT NO. 10-30

                 TERMINATION OF SAFE HARBOR LEASE

          THIS AGREEMENT is entered into this 19th day of
November, 1996, by and between Cobra Electronics Corporation, a
Delaware corporation ("Cobra") and the Department of
Transportation of Maryland, an agency of the State of Maryland
("Department of Transportation").
          WHEREAS, on December 23, 1983, Dynascan Corporation
(the prior corporate name for Cobra) and the Department of
Transportation entered into a safe harbor lease agreement
pursuant to Section 168(f)(8) of the Internal Revenue Code of
1954, as amended (the "Safe Harbor Lease"); and
          WHEREAS, pursuant to the Safe Harbor Lease, Dynascan
Corporation (now Cobra) was treated as the owner and the
Department of Transportation was treated as the lessee, solely for federal income tax purposes, of a 20% undivided interest in certain equipment described in the Safe Harbor Lease (the
"Equipment"); and
          WHEREAS, the parties desire that the Safe Harbor Lease
be terminated and that the Department of Transportation reacquire full tax ownership of the Equipment that has not heretofore been retired from service;
          NOW, THEREFORE, for good and valuable consideration,
the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:
          Section 1.  Termination of Safe Harbor Lease.  Cobra
and the Department of Transportation agree that the Safe Harbor
Lease will terminate on December 30, 1996 (the "Effective Date").
Payments of rent by the Department of Transportation and payments of principal and interest by Cobra will be deemed to have been paid on the Effective Date through the set off procedure normally applicable under the Safe Harbor Lease, and no payments of rent nor principal and interest will be due thereafter.
          Section 2.  Assignment of Cobra's Interest in
Equipment.  Cobra hereby assigns to the Department of
Transportation Cobra's entire interest in the Equipment,
effective on the Effective Date.  Under Section 5(c).168(f)(8)-8(d) of Treasury Regulations, the amount realized by Cobra on such assignment will include the unpaid principal amount of the
"Purchase Price" as determined under Section 2(b) of the Safe
Harbor Lease, as such amount has been adjusted from time to time and after taking account of the final payment of principal
pursuant to Section 1 of this Agreement.
          Section 3.  Representations and Warranties of
Department of Transportation.  The Department of Transportation
represents and warrants as follows:
              (a)  Due Organization.  The Department of
Transportation is an agency of the State of Maryland duly
constituted and validly existing under the Constitution and the laws of the State of Maryland, and has full power and authority to enter into and perform its obligations hereunder.
              (b)  Due Authorization.  The execution, delivery
and performance by the Department of Transportation of this
agreement have been duly authorized by all necessary action on the part of the Department of Transportation.
              (c)  Due Execution.  This agreement has been duly
executed and delivered by the Department of Transportation and constitutes the legal, valid and binding obligation of the
Department of Transportation, enforceable against the Department of Transportation in accordance with its terms.
          Section 4.  Representations and Warranties of Cobra.
Cobra represents and warrants as follows:
              (a)  Due Organization.  Cobra is a corporation duly
organization and validly existing in good standing under the laws of the State of Delaware and has full power and authority to carry on its business as currently conducted and to enter into and perform its obligations hereunder.
              (b)  Due Authorization.  The execution, delivery
and performance by Cobra of this agreement have been duly
authorized by all necessary action on the part of Cobra.
              (c)  Due Execution.  This agreement has been duly
executed and delivered by Cobra and constitutes the legal, valid and binding obligation of Cobra, enforceable against Cobra in accordance with its terms.
          Section 5. General Release.  Cobra hereby releases and
forever waives and relinquishes all claims, demands, obligations, liabilities and causes of action of whatsoever kind or nature, whether known or unknown, which it has, may have or might have or assert now or in the future against the Department of
Transportation, and its directors, officers, employees,
attorneys, agents, successors and assigns, directly or
indirectly, arising out of, based upon, or related to the Safe
Harbor Lease or its termination, except for claims, demands, obligations, liabilities and causes of action arising out of the breach of any representation or warranty set forth in Section 3 of the Agreement.  The Department of Transportation hereby
releases and forever waives and relinquishes all claims, demands, obligations, liabilities and causes of action of whatsoever kind or nature, whether known or unknown, which it has, may have or might have or assert now or in the future against Cobra, and its directors, officers, employees, attorneys, agents successors and assigns, directly or indirectly, arising out of, based upon, or related to the Safe Harbor Lease or its termination, except for claims, demands, obligation, liabilities and causes of action arising out of the breach of any representation or warranty set forth in Section 4 of this Agreement.
          Section 6. Governing Law. This Agreement shall be
construed under and interpreted in accordance with the laws of the State of Maryland (exclusive of conflict of law principles)
and, insofar as the federal income tax consequences of the
transactions contemplated hereby are concerned, in accordance with federal income tax law.
          Section 7. Successors and Assigns. This Agreement shall
be binding upon and inure to the benefit of the parties, their successors and assigns.
          Section 8. Entire Agreement; Miscellaneous.  This
Agreement contains the entire agreement of the parties with
respect to the matters set forth herein, and no other agreement, statement or promise made by any party, or any employee, officer, agent or attorney of any party, shall be valid or binding, except for the Safe Harbor Lease is in effect through the Effective
Date, to the extent such Safe Harbor Lease is consistent with this Agreement.  As used herein, the singular of any word shall include the plural, the plural shall include the singular, and the use of any gender shall refer to all genders.


          IN WITNESS WHEREOF, Cobra and the Department of
Transportation have each caused this Agreement to be duly executed as of the day and year first above written.

                         COBRA ELECTRONICS CORPORATION

                         By:  Gerald M.Laures
                         Title: VP - Finance


                         THE DEPARTMENT OF TRANSPORTATION
                         OF MARYLAND

                         By: David L. Winstead
                         Title: Secretary of Transportation



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



Exhibit 23




              Independent Auditor's Consent
              ============================



We consent to the incorporation by reference in Registration
Statement Nos. 33-25973 and 33-24459 of Cobra Electronics
Corporation and subsidiaries of our report dated February 28,
1997
appearing in this Annual Report on Form 10-K of Cobra Electronics
Corporation and subsidiaries for the year ended December 31,
1996.


DELOITTE & TOUCHE LLP


Chicago, Illinois
March 27, 1997

