Form 10-Q
period 1997-03-31
COBRA ELECTRONICS CORP
filed 1997-05-15
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

  (Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

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


Registrant's telephone number, including area code:(773) 889-8870

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

Number of shares of Common Stock of Registrant outstanding at May
12, 1997: 6,242,273

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Cobra Electronics Corporation and Subsidiaries
            Condensed Consolidated Statements of Operations
               (in thousands, except per share amounts)

                                     For the Three Months Ended
                                              (Unaudited)
                                     --------------------------
                                        March 31,    March 31,
                                          1997         1996
                                        ---------    ---------

Net sales...........................    $ 17,915    $  19,272
Cost of sales.......................      14,403       16,139
                                        ---------    ---------
 Gross profit.......................       3,512        3,133

Selling, general and
 administrative expense.............       3,134        3,417
                                        ---------    ---------
 Operating income (loss)............         378         (284)

Other income (expense):
  Interest expense..................        (262)        (470)
  Other income (expense), net.......         (23)         171
                                        ---------    ---------
Income (loss) before taxes..........          93         (583)
Income taxes........................          ---          ---
                                        ---------    ---------
Net income (loss)...................    $     93     $   (583)
                                        =========    =========

Net income (loss) per share.........    $   0.02     $  (0.09)
                                        =========    =========

Weighted average number of common
  shares and common share
  equivalents outstanding...........       6,242        6,230
                                        =========    =========

Cash dividends......................        None        None
                                        =========    =========

See notes to consolidated financial statements.

          Cobra Electronics Corporation and Subsidiaries
               Condensed Consolidated Balance Sheets
                       (dollars in thousands)

                                 As of                As of
                                March 31,          December 31,
                                  1997                1996
                               (Unaudited)         (Unaudited)
                               ------------        ------------
ASSETS:

Current assets:
  Cash........................  $    1,442          $    2,606
  Receivables, less allowance
    for doubtful accounts of
    $690 at March 31, 1997,
    and $792 at December 31,
    1996......................      11,389              12,314
  Inventories, primarily
    finished goods............      16,901              15,418
  Other current assets........         834                 733
                               ------------        ------------
  Total current assets........      30,566              31,071
                               ------------        ------------

Property, plant and equipment,
  at cost:
  Land........................         482                 482
  Building and improvements...       5,831               5,804
  Tooling and equipment.......      10,038              10,091
                               ------------        ------------
                                    16,351              16,377
  Accumulated depreciation
    and amortization..........     (10,576)           (10,244)
                               ------------        ------------
  Net property, plant and
    equipment.................       5,775               6,133
                               ------------        ------------

Other assets..................       5,191               5,392
                               ------------        ------------
Total assets..................  $   41,532         $    42,596
                               ============        ============

See notes to consolidated financial statements.

             Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (dollars in thousands)

                                  As of                As of
                                 March 31,         December 31,
                                   1997                1996
                                (Unaudited)        (Unaudited)
                               ------------        ------------
LIABILITIES AND SHAREHOLDERS'
   EQUITY:

Current liabilities:
  Accounts payable............ $     4,122         $     3,335
  Accrued liabilities.........       7,588               7,271
  Short-term debt.............      11,014              13,277
                               ------------        ------------
  Total current liabilities...      22,724              23,883
                               ------------        ------------

Shareholders' equity:

  Preferred stock, $1 par
    value, shares authorized-
    1,000,000; none issued....         ---                 ---
  Common stock, $.33 1/3 par
    value,12,000,000 shares
    authorized; 7,039,100
    issued and 6,242,273
    outstanding at March
    31, 1997 and 6,241,648
    outstanding at December 31,
    1996......................       2,345               2,345
  Paid-in capital.............      22,066              22,062
  Retained earnings...........       1,673               1,580
                               ------------        ------------
                                    26,084              25,987

  Treasury stock, at cost.....      (5,452)             (5,450)
  Note receivable from
   officer's exercise of
   stock options                    (1,824)             (1,824)
                               ------------        ------------
  Total shareholders' equity..      18,808              18,713
                               ------------        ------------
Total liabilities and share-
  holders' equity............. $    41,532          $   42,596
                               ============        ============

See notes to consolidated financial statements.

           Cobra Electronics Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows
                        (dollars in thousands)

                                     For the Three Months Ended
                                             (Unaudited)
                                 --------------------------------
                                      March 31,         March 31,
                                        1997              1996
                                     ----------        ----------
Cash flows from operating activities:
Net income (loss) from operations     $     93          $   (583)
Adjustments to reconcile net loss
   from operations to net cash
   provided by (used for)
   operating activities:
  Depreciation and amortization            712                439
  Changes in assets and liabilities:
    Receivables..................          925               920
    Inventories..................       (1,483)           (1,598)
    Other current assets.........         (120)              (55)
    Other assets.................         (104)              124
    Accounts payable.............          787              (137)
    Accrued liabilities..........          317               110
                                     ----------        ----------
  Net cash flows from (used for)
     operating activities........        1,127              (780)
                                     ----------        ----------
Cash flows from investing activities:
   Capital expenditures...........         (30)             (278)
                                     ----------        ----------
  Net cash flows used for investing
    activities...................          (30)             (278)
                                     ----------        ----------
Cash flows from financing activities:
  Net borrowing (repayments) under the
    line-of-credit agreement.....       (2,263)              416
  Transactions related to exercise
    of options, net .............            2                 8
                                     ----------        ----------
Net cash flows from (used for)
    financing activities.........       (2,261)              424
                                     ----------        ----------
Net decrease in cash.............       (1,164)             (634)
Cash at beginning of period......        2,606             1,299
                                     ----------        ----------
Cash at end of period............      $ 1,442           $   665
                                     ==========        ==========
Supplemental disclosure of cash flow information
   Cash paid during the year for:
      Interest                         $   283           $   478
      Taxes                                135                25

See notes to consolidated financial statements.

           Cobra Electronics Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements
                         (Unaudited)


The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Consolidated Balance Sheet as of December 31, 1996 has been derived from the audited consolidated balance sheet as of that date. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

(1) PURCHASE ORDERS AND COMMITMENTS:

At March 31, 1997, the Company had outstanding purchase orders with suppliers totaling approximately $35.7 million compared to $21.0 million as of March 31, 1996.


Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations


               ANALYSIS OF RESULTS OF OPERATIONS

First Quarter 1997 vs. First Quarter 1996:
------------------------------------------

Sales for the first quarter of 1997 were $17.9 million compared to $19.3 million for the first quarter of 1996. Much of the decrease was due to lower sales of telecommunication products. 1996 sales included close-out sales of 10-channel cordless phones and 10-channel cordless phone integrated answering systems, which were discontinued as a result of the introduction of 25-channel products late in 1995. Also contributing to the decrease was lower sales of 25-channel products to two large retail customers, offset in part by sales of a Sprint-branded Intenna cordless phone that was not available in the first quarter of 1996. The decrease in telecommunication product sales was partly offset by higher sales of mobile electronics products, including increased sales of domestic CB radios, mainly because of the addition of a new retail customer in mid 1996, and increased sales of detection systems to international customers. Also contributing to the sales decrease was lower sales of factory reconditioned products as a result of agreements with some of the company's vendors that allows product returned from the company's customers to be returned to the vendor for partial credit towards future purchases. Prior to these agreements, which were entered into in 1996, the company repaired and resold this returned merchandise as factory reconditioned product.

Gross margin increased to 19.6% in the current quarter from 16.3%, primarily due to stronger margins on telecommunication
products and detection systems.   Telecommunication products
gross margin improved because last year's first quarter included lower margin, close out sales of 10-channel cordless phones and 10-channel cordless phone integrated answering systems. Gross margin on detection systems improved because the line included new, lower cost models that replaced older, higher cost models.

Selling, general and administrative expenses decreased $283,000 or 8.3%, in the first quarter of 1997 from the same period a year ago, and as a percentage of net sales was 17.5% compared to 17.7% for the first quarter of 1996. The major contributor to the decline was lower variable selling expenses due to a decrease in volume. Partially offsetting lower variable selling expense was a $288,000 charge to reduce advertising credits to their realizable value, which was partially offset by a decline in bad debts expense because of continuing improvement in the quality of the receivable portfolio and favorable collections experience.

Interest expense for the current quarter decreased $208,000 compared to the prior year's first quarter. Debt levels declined due to lower inventory and receivable levels.

Other expense for the first quarter of 1997 was $23,000 compared to other income of $171,000 in the prior year. Prior year's other income included a gain of $218,000 from a suit against a former distributor for violation of a licensing agreement.


          LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated cash of $1.1 million during the first quarter of 1997. The decrease in receivables reflects the normal seasonal pattern of lower first quarter sales and increased collections commensurate with higher fourth quarter sales. Inventories increased due to lower than anticipated first quarter sales of telecommunication products. Accounts payable increased due to an increase in purchases.

The company was able to reduce borrowing under its line-of-credit agreement by $2.3 million and, at March 31, 1997, had approximately $4.2 million of unused credit line.

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


                             COBRA ELECTRONICS CORPORATION


                             By   /S/GERALD M. LAURES
                                  ------------------------
                                  Gerald M. Laures
                                  Vice President - Finance,
                                  and Corporate Secretary


Dated: May 15, 1997