Form 10-Q
period 1997-06-30
COBRA ELECTRONICS CORP
filed 1997-08-13
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

  (Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997

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

Number of shares of Common Stock of Registrant outstanding at August 12, 1997: 6,344,023

PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

            Cobra Electronics Corporation and Subsidiaries
            Condensed Consolidated Statements of Operations
               (in thousands, except per share amounts)
                          For the Three           For the Six
                          Months Ended            Months Ended
                           (Unaudited)             (Unaudited)
                     --------------------    --------------------
                     June 30,    June 30,    June 30,   June 30,
                       1997        1996        1997       1996
                     --------    --------    --------   --------
Net sales............$ 29,472    $ 21,395    $ 47,387   $ 40,667
Cost of sales........  23,776      17,260      38,179     33,399
                     --------    --------    --------    -------
  Gross profit.......   5,696       4,135       9,208      7,268

Selling, general and
  administrative
  expense............   4,147       3,622       7,281      7,039
                     --------    --------    --------    -------
 Operating income....   1,549         513       1,927        229

Other income(expense):
  Interest expense...    (309)       (453)       (571)      (923)
  Other, net.........       9         224         (14)       395
                     --------    --------    --------    -------
Income(loss) before
  taxes..............   1,249         284       1,342       (299)
Provision (benefit)
  for taxes..........     ---         ---         ---        ---
                     --------    ---------   ---------   --------
Net income(loss).....$  1,249    $    284    $  1,342    $  (299)
                     ========    =========   =========   ========
Net income(loss)
  per share..........$   0.20    $   0.05    $   0.22   $  (0.05)
                     ========    =========   =========  =========
Weighted average
  number of common
  shares and common
  share equivalents
  outstanding........   6,242       6,253       6,242      6,230
                      =========   ========   =========  =========

Cash dividends.......   None        None       None       None
                      =========   ========  =========  =========
See notes to consolidated financial statements.

        Cobra Electronics Corporation and Subsidiaries
             Condensed Consolidated Balance Sheets
                   (dollars in thousands)

                             As of               As of
                             June 30,            December 31,
                             1997                1996
                             (Unaudited)         (Unaudited)
                             -------------       ------------
ASSETS:

Current assets:
  Cash.......................$       3,112       $      2,606
  Receivables, less allowance
    for doubtful accounts of
    $719 at June 30, 1997,
    and $792 at December 31,
    1996......................      18,288             12,314
  Inventories, primarily
  finished goods..............      15,012             15,418
  Other current assets........       1,172                733
                              ------------       ------------
  Total current assets........      37,584             31,071
                              ------------       ------------
Property, plant and equipment,
  at cost:
  Land........................         482                482
  Building and improvements...       5,834              5,804
  Tooling and equipment.......      10,546             10,091
                              ------------       ------------
                                    16,862             16,377
  Accumulated depreciation
    and amortization..........     (10,954)           (10,244)
                              -------------      -------------
  Net property, plant and
    equipment.................       5,908              6,133
                              ------------       ------------

Other assets..................       4,774              5,392
                              ------------       ------------
Total assets..................$     48,266       $     42,596
                              ============       ============

See notes to consolidated financial statements.

             Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (dollars in thousands)

                              As of               As of
                              June 30,            December 31,
                              1997                1996
                              (Unaudited)         (Unaudited)
                              -----------         -----------
LIABILITIES AND SHAREHOLDERS'
   EQUITY:
Current liabilities:
  Accounts payable............$     5,484         $     3,335
  Accrued liabilities.........      8,335               7,271
  Short-term debt.............     14,390              13,277
                              -----------         -----------
  Total current liabilities...     28,209              23,883
                              -----------         -----------
Shareholders' equity:
  Preferred stock, $1 par
    value, shares authorized-
    1,000,000; none issued....        ---                 ---
  Common stock, $.33 1/3 par
    value,12,000,000 shares
    authorized; 7,039,100
    issued and 6,242,273
    outstanding at June 30,
    1997 and 6,241,648
    outstanding at December 31,
    1996......................      2,345               2,345

  Paid-in capital.............     22,066              22,062
  Retained earnings...........      2,922               1,580
                              -----------         -----------
                                   27,333              25,987
  Treasury stock, at cost.....     (5,452)             (5,450)
  Note receivable from officer's
    exercise of stock options      (1,824)             (1,824)
                              ------------        ------------
  Total shareholders' equity..     20,057              18,713
                              ------------        ------------

Total liabilities and share-
  holders' equity.............$    48,266          $   42,596
                              ============        ============

See notes to consolidated financial statements.

           Cobra Electronics Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows
                        (dollars in thousands)

                                     For the Six Months Ended
                                             (Unaudited)
                                 --------------------------------
                                   June 30,           June 30,
                                     1997               1996
                                 --------------     -------------
Cash flows from operating activities:
Net income (loss) from operations   $   1,342          $  (299)
Adjustments to reconcile net income
   (loss) from operations to net
   cash provided by (used for)
   operating activities:
   Depreciation and amortization        1,419             1,489
  Changes in assets and
      liabilities:
    Receivables..................      (5,974)              (357)
    Inventories..................         406             1,937
    Other current assets.........        (477)             (270)
    Other assets.................           5              (217)
    Accounts payable.............       2,149              (270)
    Accrued liabilities..........       1,064              (172)
                                      --------          ---------
Net cash provided by (used for)
    operating activities.........         (66)            1,841
                                      ---------         ---------
Cash flows from investing activities:
  Capital expenditures...........        (543)             (384)
                                    ---------         ---------
Net cash used for investing
    activities...................        (543)             (384)
                                      ---------         ---------
Cash flows from financing activities:
  Net borrowing (repayments) under
    line-of-credit agreement.....       1,113            (1,505)
  Transactions related to exercise
    of options, net..............           2                 8
                                      ---------         ---------
Net cash provided by (used for)
    financing activities.........       1,115            (1,497)
                                      --------          ---------
Net increase (decrease) in cash..         506               (40)
Cash at beginning of period......       2,606             1,299
                                      --------          ---------
Cash at end of period............     $ 3,112           $ 1,259
                                      ========          =========
Supplemental disclosure of cash flow information
    Cash paid during the year for:
        Interest                 $        571        $      926
        Taxes                             159                25

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

(1) PURCHASE ORDERS AND COMMITMENTS:

At June 30, 1997, the Company had outstanding purchase orders with suppliers totaling approximately $35.7 million compared to $25.2 million as of June 30, 1996.


Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations


              ANALYSIS OF RESULTS OF OPERATIONS

Second Quarter 1997 vs. Second Quarter 1996:
------------------------------------------
Sales for the second quarter of 1997 increased $8.1 million, or
37.8 percent, to $29.5 million from $21.4 million for the same period a year ago. The increase in sales was due to higher sales of mobile electronics products which reflected strong demand for the company's new CBs with its exclusive, patent pending SoundTracker technology as well as a surge in radar detector shipments both internationally and domestically.
Internationally, the company capitalized on significant growth in the Russian radar detector market. The domestic radar market detector business benefitted from an all new line-up for 1997. Partially offsetting the increase in mobile electronics sales was lower telecommunication sales due to lower sales of 25-channel products to a large retail customer.

Gross margin for the second quarter of 1997 was 19.3% which was equal to the prior year's quarter despite higher air freight expenses to import mainly the new SoundTracker CBs, which were in high demand. Normally, the company uses significantly less expensive ocean freight to import its products.

Selling, general and administrative expenses increased $525,000 in the second quarter of 1997 from the same period a year ago, but decreased as a percentage of net sales from 16.9% for the second quarter of 1996 to 14.1% for the second quarter of 1997. Variable selling expenses increased because of the higher sales volume. Fixed selling and marketing expenses increased primarily as a result of the addition of the senior vice president of marketing and sales in February 1997 and higher spending to promote the new SoundTracker technology as well as to further
develop the company's Safety Alert  business.   Higher bonus
expense also contributed to the increase in selling, general and administrative costs.

Interest expense for the current quarter decreased $144,000 compared to the prior year's second quarter. Debt levels declined due to lower inventory levels.

Other income for the second quarter of 1997 was $9,000 compared to other income of $224,000 in the prior year. Prior year's other income included $125,000 of royalty income from Safety Alert licensing agreements and a gain of $149,000 from the successful conclusion of a suit against a former distributor for violation of a licensing agreement.





Six Months 1997 vs. Six Months 1996
-----------------------------------

Sales for the six months ended June 30, 1997 increased $6.7 million, or 16.5 percent, to $47.4 million from $40.7 million for the six months ended June 30, 1996. Sales of mobile electronics products increased due to strong demand for the company's new CBs with its exclusive, patent pending SoundTracker technology as well as a surge in radar detector shipments both internationally and domestically, as discussed above. Partially offsetting the increase in mobile electronics sales was lower telecommunication sales due to lower sales of 25-channel products to several large retail customers.

Gross margin increased to 19.4% for the six months ended June 30, 1997 from 17.9% in the prior year period. This improvement was due primarily to a more favorable product mix because of higher CB and detection system sales as well as to the impact of certain cost reduction programs. Partially offsetting these favorable variances was significantly higher air freight expenses incurred mainly to satisfy the strong demand for CBs with the new SoundTracker system. Normally, the company uses significantly less expensive ocean freight to import its products.

Selling, general and administrative expenses increased $242,000 for the first half of 1997 from the same period a year ago, and as a percentage of net sales decreased to 15.4% from 17.3% for the first half of 1996. Lower variable selling expenses, due to program changes and the fact that the sales mix included more international sales which require significantly less variable selling expenses, were more than offset by increases in other sales and marketing expenses and higher bad debt expense. The increase in other sales and marketing expenses reflected mainly the addition of a senior vice president of marketing and sales in February 1997 and higher spending to promote the new SoundTracker technology and to further develop the company's Safety Alert business. The increase in bad debt expense reflected a favorable adjustment to the bad debt reserve in 1996 because of an improvement in the receivable portfolio and collections experience.

Interest expense for the period decreased $352,000 compared to the prior year. Debt levels declined due to lower inventory and receivable levels.

Other expense of $14,000 for the six months ended June 30, 1997 compared to other income of $395,000 in the prior year. Prior years other income included a gain of $373,000 from a suit against a former distributor for violation of a licensing agreement.



               LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities were $66,000 for the six months ended June 30, 1997. Receivables increased because of higher sales during the second quarter of 1997 compared to the fourth quarter of 1996. Accrued payables increased due to an increase in unpaid letters of credit because the second quarter is a heavier shipping period compared to the fourth quarter. Accrued liabilities increased due to an increase in warranty reserves as a result of the high sales volume.

Cash flow provided by and used for financing activities primarily reflects changes in the company's borrowing requirements under its line-of-credit agreement. At June 30, 1997 the company had approximately $4.8 million of unused credit line.

                           PART II
                       OTHER INFORMATION


Items 1,  2,  3, and 5 Not Applicable.
----------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

      a) The 1996 Annual Meeting of Shareholders was held on May 13,1997.

      b)    The following persons were elected as Class II
            Directors of the Company to serve until the 2000
            Annual Meeing of Shareholders:

            Name                   Votes for     Votes Withheld
            -----------------      ---------     --------------
            Samuel B. Horberg      5,273,113          113,315
            Gerald M. Laures       5,278,189          108,239

            The Class III directors continuing in office until the 1998 Annual Meeting of Shareholders are William P.Carmichael and Carl Korn. The Class I directors continuing in office until the 1999 Annual Meeting of Shareholders are James R. Bazet, Jerry Kalov, and Harold D. Schwartz.

      c)    The Cobra Electronics Corporation 1997 Stock Option
            Plan was approved:

            Votes For         Votes Against     Votes Abstained
            ---------         -------------     ---------------
            5,086,571            270,036             29,821

            Because brokers had discretionary authority to vote
            With respect to each matter submitted to shareholders, no broker non votes were tabulated.

      d)    Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
a) Exhibits:

   Exhibit No.   Description
   -----------   ---------------------------------------------

     10-31       Employment Agreement between Cobra Electronics
                 Corporation and James R. Bazet dated April 21,
                 1997.

     10-32       Amendment to Employment Agreement between
                 Cobra Electronics Corporation and Jerry Kalov dated December 15, 1994, as amended thereafter --filed as Exhibit No. 10-21 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-511).

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


                             COBRA ELECTRONICS CORPORATION


                             By   /s/ Gerald M. Laures
                                      Gerald M. Laures
                                      Vice President - Finance,
                                      and Corporate Secretary


Dated: August 13, 1997

EXHIBIT 10-31


April 18, 1997



Mr. James Bazet
1030 Wind Ridge
Duncanville, Texas 75137

Dear Jim:

This letter is to confirm the terms of your employment with Cobra
Electronics Corporation ("Company").

1. Directorship. On May 13, 1997, you shall be named to serve as a Class I Director of the Company to serve until the 1999 Annual Meeting of Shareholders or until your earlier resignation or removal. For the period commencing May 13, 1997 and ending July 28, 1997, you shall be paid $2,082, representing the pro rata portion of the $10,000 annual retainer paid by the Company to outside directors of the Company. You will also receive such other remuneration as the Company customarily pays to outside directors.

2. Employment. Commencing July 28, 1997, you shall be employed as the Executive Vice President and Chief Operating Officer of the Company reporting to the President and Chief Executive Officer and shall have the normal duties, responsibilities and attendant authorities of that position. Commencing on January 2, 1998, you shall be employed as the President and Chief Executive Officer of the Company and shall have the normal duties, responsibilities and attendant authorities of that position. Unless earlier terminated pursuant to Paragraph 9, the term of your employment by the Company pursuant to this Agreement shall end on July 31, 1999 (the "Employment Period"). In any event, the Company agrees to provide to you written notice, on or prior to October 31, 1998, if the Company elects to (i) either offer to you or not offer to you a renewal of this Agreement or (ii) offer to you a continuation of employment upon other terms and conditions than are provided in this Agreement. In the event the Company either offers to you a renewal of this Agreement, or, offers to you a continuation of employment upon other terms and conditions than are provided in this Agreement, the parties agree to proceed promptly with good faith negotiations toward the end of fulfilling their mutual intent to reach agreement, within 90 days thereafter, as to the terms and conditions of such continuation of employment. In the event the parties are unable to reach agreement as to such terms and conditions within such 90 day period, it shall be deemed to be a timely notice that the Company does not intend to continue your employment beyond the Employment Period.

3. Salary and Bonus. During the period commencing July 28, 1997 and ending July 31, 1998, you shall receive a regular annual salary at the rate of $345,000 per year, payable biweekly.
During the period commencing August 1, 1998 and ending July 31, 1999, you shall receive a regular annual salary at the rate of $360,000 per year, payable biweekly. Your salary will be subject to annual review of the Compensation Committee of the Company's Board of Directors, but in no event shall your salary be reduced below the rate of $345,000 per year during the first year of your employment with the Company or $360,000 during your second year of employment with the Company.

In addition to your regular annual salary, during the Employment Period you may also earn a bonus, with a target equal to 20% of your base salary as of the beginning of a fiscal year of the Company (the "Target Bonus"), if the Company meets or exceeds specified performance target(s) under the Approved Profit Plan, as determined by the Auditor's Report of the Company's auditors for each applicable fiscal year; provided however that performance targets shall be subject to adjustment for reduction (addition) for any gain (or loss) respecting the sale, transfer, conversion or any other disposition of the assets of the Company or any of its subsidiaries other than in the ordinary course of its business, as reported on the Company's audited financial statements for the year in respect of which such bonus is being determined. For purposes of this Agreement, the Approved Profit Plan for fiscal 1997 shall be the 1997 Plan as adopted and approved by the Board of Directors at its November 6, 1996 Board meeting; thereafter, and for each subsequent fiscal year of the Company during the Employment Period, the Approved Profit Plan shall be the profit plan initially approved and adopted by the Company's Board of Directors for such subsequent year.

The formula for calculating any bonus earned by you shall be as follows:

(a) No bonus is earned or payable if less than 90% of the Approved Profit Plan target is achieved.

(b) 75% of your Target Bonus is earned and payable if 90% or more, but less than 95%, of the Approved Profit Plan target is achieved.
(c) 85% of your Target Bonus is earned and payable if 95% or more, but less than 100%, of the Approved Profit Plan target is achieved.

(d) 100% of your Target Bonus is earned and payable if 100% of the Approved Profit Plan target is achieved.

(e) If more than 100% of the Approved Profit Plan target is achieved, your bonus will equal the product of (i) your Target Bonus and (ii) the percentage of the Approved Profit Plan that was achieved. For example, if 110% of the Approved Profit Plan was achieved for fiscal 1998, your bonus would equal $75,900, which is the product of (i) $69,000 (your Target Bonus for fiscal 1998 determined by multiplying 20% by $345,000) and (ii) 110%.

Notwithstanding the foregoing, your Target Bonus for fiscal 1997 shall equal $29,679 (subject to possible adjustment as set forth above), which is the product of (i) 20% of $345,000, multiplied by (ii) a fraction, the numerator of which is 157 and the denominator of which is 365; provided that if you are not employed by the Company during the entire period commencing July 28, 1997 and ending December 31, 1997, your bonus will equal the amount determined in accordance with subparagraphs (a) through
(e) above (with a Target Bonus of $29,679), multiplied by a fraction, the numerator of which shall be the number of days worked in fiscal 1997 and the denominator of which shall be 157. With respect to any fiscal year after fiscal 1997, if you are employed by the Company for less than the full fiscal year, your bonus will equal the amount determined in accordance with subparagraphs (a) through (e) above, multiplied by a fraction, the numerator of which shall be the number of days worked in such year and the denominator of which shall be 365 or 366, as applicable. Target bonuses shall be paid within 15 days after completion of the Company's audit for each fiscal year.

4. Perquisites. You also shall receive $15,000 gross each year to be used for perquisites of your choice, payable in monthly payments of $1,250 commencing August 1, 1997, in lieu of any other allowances.

5. Stock Options. Two stock options will be granted to you as of July 28, 1997 to purchase up to an aggregate of 150,000 shares of the Company's common stock. One stock option shall be an incentive stock option which will provide for the purchase of the maximum number of shares of common stock (up to 150,000) which may be subject to such option in order to qualify as an incentive stock option under the Company's then current stock option plan. The second option shall be a non-qualified stock option to purchase the number of shares of common stock determined by subtracting from 150,000 the number the shares of common stock subject to the incentive stock option. The exercise price for the stock options to be granted on July 28, 1997 will be the fair market value of a share of common stock as determined by the closing price of a share of common stock of the Company on The NASDAQ Stock Market on July 28, 1997. Each stock option to be granted on July 28, 1997 shall become exercisable (i) on July 28, 1998 as to 25% of the number of shares of common stock subject to such option; (ii) on July 28, 1999 as to an additional 25% of the number of shares of common stock subject to such option (50% on a cumulative basis); (iii) on July 28, 2000 as to an additional 25% of the number of shares of common stock subject to such option (75% on a cumulative basis); and (iv) on July 28, 2001 as to an additional 25% of the number of shares of common stock subject to such option (100% on a cumulative basis). Each stock option to be granted on July 28, 1997 shall expire on July 28, 2002.

In addition to the two stock options to be granted to you as of July 28, 1997, if you are a full-time employee of the Company on July 28, 1998, a non-qualified stock option will be granted to you as of July 28, 1998 to purchase up to 150,000 shares of the Company's common stock. The exercise price for the stock option to be granted on July 28, 1998 will be the greater of (i) the fair market value of a share of common stock of the Company on July 28, 1997, as determined by the closing price of a share of common stock of the Company on The NASDAQ Stock Market on July 28, 1997, and (ii) 90% of the fair market value of a share of common stock of the Company on July 28, 1998, as determined by the closing price of a share of common stock of the Company on The NASDAQ Stock Market on July 28, 1998. The stock option to be granted on July 28, 1998 shall become exercisable (a) on July 28, 1999 as to 25% of the shares of common stock subject to such option; (b) on July 28, 2000 as to an additional 25% of the shares of common stock subject to such option (50% on a cumulative basis); (c) on July 28, 2001 as to an additional 25% of the shares of common stock subject to the option (75% on a cumulative basis); and (d) on July 28, 2002 as to an additional 25% of the shares of common stock subject to the option (100% on a cumulative basis). Each stock option to be granted on July 28, 1998 shall expire on July 28, 2003.

Each stock option referenced in this Paragraph 5 will have identical terms and conditions as options granted under the Company's existing 1995 Stock Option Plan with the following exceptions:

(a) In the event of a Change of Control during the period commencing July 28, 1997 and ending July 31, 1998, the stock options to be granted to you on July 28, 1997 shall immediately become exercisable in full.

(b) In the event of a Change of Control on or after August 1, 1998, the stock options shall immediately become exercisable in full.

For the purpose of this Agreement, a Change of Control shall be deemed to have occurred if: (a) any person, including a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, acquires beneficial ownership of, and the right to vote, shares having at least 50 percent of the aggregate voting power of the class or classes of capital stock of the Company having the ordinary and sufficient voting power (not depending upon the happening of a contingency) to elect at least a majority of the directors of the Board of Directors of the Company (the "Outstanding Voting Securities"), (b) as a result of any tender or exchange offer, substantial purchase of equity securities, merger, consolidation, sale of assets or contested election, or any combination of the foregoing transactions, the persons who were directors of the Company immediately prior to such transaction or transactions shall not constitute a majority of the board of directors (or the board of directors of any successor to or assign of the Company) immediately after the next meeting of stockholders of the Company (or such successor or assign) following such transaction or (c) there is consummated a reorganization, merger or consolidation of the Company or sale or other disposition of all or substantially all of the assets of the Company (a "Corporate Transaction"), excluding any Corporate Transaction pursuant to which (i) all or substantially all of the individuals or entities who are the beneficial owners, respectively, of the Outstanding Voting Securities immediately prior to such Corporate Transaction will beneficially own, directly or indirectly, more than 50% of the combined voting power of the outstanding securities entitled to vote generally in the election of directors of the corporation resulting from such Corporate Transaction (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or indirectly) in substantially the same proportions relative to each other as their ownership, immediately prior to such Corporate Transaction, of the Outstanding Voting Securities, (ii) no Person (other than: the Company; any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company) will beneficially own, directly or indirectly, 50% or more of the combined voting power of the outstanding securities of the corporation resulting from such Corporate Transaction entitled to vote generally in the election of directors and (iii) the persons who were directors of the Company immediately prior to such Corporate Transaction will constitute at least a majority of the board of directors of the corporation resulting from such Corporate Transaction.

6. Lodging Allowance. To provide for your lodging while you are in the Chicago area attending to Company business, the Company will provide you with a furnished, rented apartment, with all utilities and associated costs to be paid by the Company; provided that you will reimburse the Company for rent (including the rental of furniture), utilities and other costs of maintaining such apartment to the extent all such costs exceed $3,000 per month. The Company will provide you with such lodging beginning August 1, 1997 and ending on the earlier of (a) August 31, 1999 and (b) the date which is 30 days after your termination of employment for any reason.

7. Employee Benefits. During the term of this Agreement, you shall be entitled to participate in such employee benefits including, but not limited to, life, short- and long-term disability and health insurance and other medical benefits (after you have completed the qualifying period) as the Company makes available to individuals serving at senior corporate levels. Accordingly, you would be eligible to participate in the Company's insurance programs as of the first of the month following 30 days of employment.

8. Reimbursement of Expenses. You shall be reimbursed for all of your reasonable and necessary business expenses incurred in performing your duties for the Company, upon presentation of the Company's standard forms for expense reimbursement.

9.  Termination of Employment.

A. Termination For Reasons Other Than For Cause. In the event your employment with the Company is terminated by the Company for any reason other than for Cause, or in the event the Company fails to deliver to you a timely written notice of intent to neither offer to renew this Agreement nor to offer you employment upon other terms and conditions, as provided in Paragraph 2, you shall be entitled, as of the effective date of your termination of employment, to: (i) salary through and including the effective date of your termination of employment; (ii) any bonus earned but not yet paid for any fiscal year of the Company ended on or prior to the effective date of your termination of employment; (iii) other employee benefits in accordance with applicable plans and programs of the Company for claims incurred, or benefits accrued and vested, on or prior to the effective date of your termination of employment; and (iv) receive severance payments, payable bi-weekly, in an amount equal to the greater of
(x) your base salary for the remainder of the Employment Period and (y) 6 months of the then current base salary, provided that any period during which you are receiving severance payments shall be included in the definition of Noncompetition Period (as defined in Paragraph 10) and you shall remain subject to the provisions of Paragraph 10. In addition, in accordance with Paragraph 3, you will be paid any target bonuses earned for any fiscal year of the Company in which you are employed and ending after the effective date of your termination of employment. The Company's obligation to make severance payments to you pursuant to this Paragraph 9.A shall be reduced by any salary, commission or other compensation paid or payable to you (in respect of any period during which the Company is making severance payments to you) from your subsequent employment, contract or engagement with any other employer or principal or similar person. The Company shall make available to you and your family and pay during the severance period your then existing medical and dental benefits in place immediately prior to your termination, to run concurrent with (and not in addition to) the period of health insurance continuation provided by law. All of your remaining benefits, including the continued vesting of Company stock options (except in the event of a Change of Control) shall immediately end upon your termination of employment, whether by expiration of this agreement or otherwise.

B. Termination For Cause. The Company may at any time terminate you for Cause. Cause shall mean embezzlement, misappropriation, theft or other criminal conduct, of which you are convicted, related to the property and assets of the Company and willful refusal to perform or substantial disregard of your duties as assigned to you by the Board of Directors, unless you have reasonable and just cause for such refusal to perform or disregard of your duties or unless you commence immediate corrective actions within 15 days after notice by the Chairman of the Board of Directors of the Board's objection to your refusal to perform or disregard your duties. If the Company terminates your employment for Cause, you shall be entitled to salary through and including the effective date of your termination of employment, and all other benefits provided for hereunder shall immediately cease.

C. Death and Disability. If, at any time during the term of this agreement, you die or are deemed to be disabled, the Company may immediately terminate this Agreement. For the purpose of this Agreement, you shall be deemed to be disabled if you are physically or mentally unable to perform your duties for a period of 180 consecutive days. In the event of your termination of employment by reason of your death or disability, you (or your estate) shall be entitled to: (i) salary through and including the date of death or the effective date of your termination of employment, as applicable; (ii) any bonus earned but not yet paid for any fiscal year of the Company ended on or prior to the date of death or the effective date of your termination of employment, as applicable; (iii) other employee benefits in accordance with applicable plans and programs of the Company for claims incurred, or benefits accrued and vested, on or prior to the date of death or effective date of your termination of employment, as applicable; and (iv) the compensation, if any, that is or becomes payable in accordance with the terms and conditions of any stock option agreements. In addition, in accordance with Paragraph 3, you will be paid any target bonuses earned for any fiscal year of the Company in which you are employed and ending after the effective date of your termination of employment.

D. Voluntary Change in Status. In the event (i) you are removed as a director of the Company prior to the termination of your full-time employment with the Company, or (ii) you are not promoted to President and Chief Executive Officer of the Company by January 3, 1998, or (iii) you are demoted in title or responsibilities and duties during the Employment Period, or (iv) you are prevented by the Board of Directors or employees of the Company from exercising the duties and responsibilities of the President or Chief Executive Officer, and as a result thereof you voluntarily terminate your employment with the Company, you shall be entitled, as of the effective date of your voluntary termination of employment, to: (i) salary through and including the effective date of your termination of employment; (ii) any bonus earned but not yet paid for any fiscal year of the Company ended on or prior to the effective date of your termination of employment; (iii) other employee benefits in accordance with applicable plans and programs of the Company for claims incurred, or benefits accrued and vested, on or prior to the effective date of your termination of employment; and (iv) receive severance payments, payable bi-weekly, in an amount equal to the greater of
(x) your base salary for the remainder of the Employment Period and (y) 6 months of the then current base salary, provided that any period during which you are receiving severance payments shall be included in the definition of Noncompetition Period (as defined in Paragraph 10) and you shall remain subject to the provisions of Paragraph 10. The Company's obligation to make severance payments to you pursuant to this Paragraph 9.F shall be reduced by any salary, commission or other compensation paid or payable to you (in respect of any period during which the Company is making severance payments to you) from your subsequent employment, contract or engagement with any other employer or principal or similar person. In addition, in accordance with Paragraph 3, you will be paid any target bonuses earned for any fiscal year of the Company in which you are employed and ending after the effective date of your termination of employment.


10. Trade Secrets and Non-Compete. You acknowledge that in the course of your employment with the Company pursuant to this Agreement you will become familiar with trade secrets and customer lists of, and other confidential information concerning, the Company and its subsidiaries, affiliates and clients and that your services have been and will be of special, unique and extraordinary value to the Company.

(a) You agree that during the Employment Period and for a period of six months thereafter (the "Noncompetition Period") you shall not in any manner, directly or indirectly, through any person, firm, corporation or enterprise, alone or as a member of a partnership or as an officer, director, stockholder, investor or employee of or advisor or consultant to any person, firm, corporation or enterprise or otherwise, engage or be engaged, or assist any other person, firm, corporation or enterprise in engaging or being engaged, in any business being conducted by the Company or any of its subsidiaries or affiliates as of the effective date of your termination of employment in any geographic area in which the Company or any of its subsidiaries or affiliates is then conducting such business.

(b) You further agree that during the Noncompetition Period you shall not (i) in any manner, directly or indirectly, induce or attempt to induce any employee of or advisor or consultant to the Company or any of its subsidiaries or affiliates to terminate or abandon his or her or its employment or relationship for any purpose whatsoever, or (ii) call on, service, solicit or otherwise do business with any customer of the Company or any of its subsidiaries or affiliates.

(c)  Nothing in this Paragraph 10 shall prohibit you from being
(i) a stockholder in a mutual fund or a diversified investment company or (ii) a passive owner of not more than two percent of the outstanding common stock, capital stock and equity of any firm, corporation or enterprise so long as you have no active participation in the business of such firm, corporation or enterprise.

11. Confidential Information. You agree that, at no time following the termination of your employment shall you disclose or in any way use the confidential and proprietary information obtained during the course of your employment with the Company, including, but not limited to the Company's or any subsidiary's financial and product information and information relating to the Company's or any subsidiary's customer and supplier relations.

12. Unreasonable Restraint. If, at any time of enforcement of Paragraph 10 or Paragraph 11, a court or an arbitrator holds that the restrictions stated therein are unreasonable under circumstances then existing, the parties hereto agree that the maximum period, scope or geographical area reasonable under such circumstances shall be substituted for the stated period, scope or area and that the court shall be allowed to revise the restrictions contained therein to cover the maximum period, scope and area permitted by law.

13. Unique Services. You acknowledge that the services to be rendered by you hereunder are unique and personal. Accordingly, you may not assign any of your rights or delegate any of your duties or obligations under this agreement. The Company may assign its rights, duties or obligations under this Agreement to a purchaser or transferee of all, or substantially all, of the assets of the Company.

14. Waiver. The waiver by either party of a breach by the other party of any provision of this Agreement shall not be valid unless in a writing signed by the non-breaching party, and any valid waiver shall not operate or be construed as a waiver of any subsequent breach.

15. Entire Agreement. This agreement embodies the entire agreement and understanding of the parties hereto with respect to the matters described herein and supersedes any and all prior and/or contemporaneous agreements and understandings, oral or written, between the parties.

16. Governing Law. This agreement shall be, in all respects, construed in accordance with and governed by the laws of the State of Illinois.

17. Arbitration. Any dispute or controversy between the Company and you, whether arising out of or relating to this Agreement, the breach of this Agreement, or otherwise, shall be settled by arbitration administered by the American Arbitration Association ("AAA") in accordance with its Commercial Rules then in effect and judgment on the award rendered by the arbitrator may be entered in any court having jurisdiction thereof. Any arbitration shall be held before a single arbitrator who shall be selected by the mutual agreement of the Company and you, unless the parties are unable to agree to an arbitrator, in which case, the arbitrator will be selected under the procedures of the AAA. The arbitrator shall have the authority to award any remedy or relief that a court of competent jurisdiction could order or grant, including, without limitation, the issuance of an injunction. However, either party may, without inconsistency with this arbitration provision, apply to any court having jurisdiction over such dispute or controversy and seek interim provisional, injunctive or other equitable relief until the arbitration award is rendered or the controversy is otherwise resolved. Except as necessary in court proceedings to enforce this arbitration provision or an award rendered hereunder, or to obtain interim relief, neither a party nor an arbitrator may disclose the existence, content or results of any arbitration hereunder without the prior written consent of the Company and you. The Company and you acknowledge that this Agreement evidences a transaction involving interstate commerce. Notwithstanding any choice of law provision included in this Agreement, the United States Federal Arbitration Act shall govern the interpretation and enforcement of this arbitration provision. The arbitration proceeding shall be conducted in Chicago, Illinois or such other location to which the parties may agree in writing.

Jim, I sincerely hope that you choose to accept the offer outlined above and become part of the Cobra team. I believe that the terms outlined in this letter are consistent with that which we have discussed. If you are in agreement, please sign in the appropriate place below and return to me as soon as possible.

Sincerely,

COBRA ELECTRONICS CORPORATION

By:   /s/ Jerry Kalov
    Jerry Kalov, President and
     Chief Executive Officer



Accepted this 21st day of April, 1997:

/s/ James Bazet
James Bazet

EXHIBIT 10-32



                   MEMORANDUM OF AGREEMENT



THIS MEMORANDUM OF AGREEMENT is made and entered into this 12th day of June, 1997, by Jerry Kalov ("Kalov") and Cobra Electronics
Corporation, a Delaware corporation ("Cobra").

                       W I T N E S S E T H:

WHEREAS, Kalov is President and Chief Executive Officer of Cobra pursuant to a certain Employment Agreement, effective as of January 1, 1988 between Kalov and Cobra (Dynascan), as amended thereafter ("Employment Agreement"); and

WHEREAS, the "Employment Period" for Kalov, as defined in the Employment Agreement, will expire on January 1, 1998; and

WHEREAS, Kalov is the obligor under a certain Amended and Restated Term Loan Promissory Note dated December 15, 1994 effective as of December 31, 1990 (the "Note") in the original principal amount of $1,250,000 together with interest as provided therein, which Note is payable in full on December 31, 1997; and

WHEREAS, Kalov presently holds fully vested stock options ("Stock Options") to acquire shares of stock of Cobra under the Dynascan Corporation 1988 Key Employees Non-Qualified and Incentive Stock Option Plan (the "Plan") as follows: (a) an incentive stock option to acquire 70,986 shares of Cobra common stock at an exercise price of $2.875 per share, such option to expire on December 31, 1997 (the "70,986 Option"); (b) an incentive stock option to acquire 100,000 shares of Cobra common stock at an exercise price of $2.625 per share, such option to expire on May 8, 1998 (the "100,000 Option"); and (c) a non-qualified stock option to acquire 321,000 shares of Cobra common stock at an exercise price of $3.875 per share, such option to expire on December 31, 1998 (the "321,000 Option"); and

WHEREAS, the Plan provides that all options held by an optionee must be exercised within 90 days following such optionee's cessation of employment by Cobra; and

WHEREAS, the parties are desirous of (i) extending the payment date of the Note; (ii) extending the expiration date of each of the Stock Options; and (iii) releasing Cobra from certain of its obligations under the Employment Agreement.


NOW, THEREFORE, in consideration of the mutual promises contained herein, the parties hereto agree as follows:

1. The maturity date of the loan to Kalov by Cobra as evidenced by the Note shall be extended from December 31, 1997 to January
3, 2000. Except for such extension, the other terms and provisions of the Note shall remain unchanged and in full force and effect.

2. Cobra shall cause the Plan to be amended so as to permit Kalov to exercise the Stock Options on (or before, if Kalov so elects) January 3, 2000, notwithstanding the cessation of Kalov's employment by virtue of the expiration of the term of the Employment Agreement on January 1, 1998. Cobra and Kalov shall cause the Stock Option Agreements between Kalov and Cobra for the 70,986 Option, the 100,000 Option and the 321,000 Option to be amended so as to extend the expiration date set forth in each such agreement from December 31, 1997, May 8, 1998 and December 31, 1998, respectively, to January 3, 2000.

3. Kalov does hereby waive all further obligations of Cobra contained in Sections 7(a) and 7(b) of the Employment Agreement with respect to (a) Cobra extending further credit to Kalov, (b) Cobra granting additional options to Kalov, and (c) Cobra providing relief to Kalov with respect to federal, state or local income taxes as such taxes relate to the grant or the exercise of the options which are the subject of Sections 7(a) and (7b), by extending additional credit, issuing additional options or otherwise.

4. Kalov does hereby grant to Cobra, until January 3, 2000, a right of first refusal to purchase, at a price equal to 95% of the closing price of the stock as reported on the NASDAQ stock exchange on the date Kalov advises Cobra in writing of his intended sale of the stock, any stock then presently held by Cobra as collateral for the Note proposed in such written advice to Cobra to be sold by Kalov at public sale, such right of first refusal to be exercised by Cobra delivering to Kalov a written notice of the exercise thereof within 14 days of the delivery of the written notice from Kalov advising of such sale, and paying to Kalov the exercise price for such stock within 3 business days thereafter. In the event Cobra elects to not exercise the right of first refusal to purchase any stock intended to be sold by Kalov, as aforesaid, Cobra shall release its right of first refusal to purchase that number of shares of stock so contained in the written notice from Kalov advising Cobra of his intended sale of such stock, without effecting the rights of Cobra with respect to the balance of Kalov's stock subject to the right of first refusal.

5. Cobra shall provide to Kalov until such time as Kalov reaches his 65th birthday, at Cobra's sole expense, insurance coverage comparable to that provided Cobra's Level One Executives under the Cobra's health and dental insurance plans, and shall continue to provide for such period term life insurance on Kalov's life in the amount of $250,000.

IN WITNESS WHEREOF, the parties have executed this Memorandum of Agreement as of the day and date first above written.

COBRA ELECTRONICS CORPORATION

By: /s/ Gerald M. Laures
      Vice-President

    /s/ Jerry Kalov
      JERRY KALOV