Form 10-Q
period 1997-09-30
COBRA ELECTRONICS CORP
filed 1997-11-13
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

  (Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

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

Number of shares of Common Stock of Registrant outstanding at November 6, 1997: 6,217,166

PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements


            Cobra Electronics Corporation and Subsidiaries
            Condensed Consolidated Statements of Operations
               (in thousands, except per share amounts)

                          For the Three           For the Nine
                          Months Ended            Months Ended
                           (Unaudited)             (Unaudited)
                     --------------------    --------------------
                     Sept.30,    Sept.30,    Sept.30,   Sept.30,
                       1997        1996        1997       1996
                     --------    --------    --------   --------
Net sales............$ 31,353    $ 25,388    $ 78,740   $ 66,055
Cost of sales........  24,585      20,657      62,764     54,056
                     --------    --------    --------    -------
  Gross profit.......   6,768       4,731      15,976     11,999

Selling, general and
  administrative
  expense............   5,022       3,873      12,303     10,912
                     --------    --------    --------    -------
 Operating income....   1,746         858       3,673      1,087

Other income(expense):
  Interest expense...    (357)       (352)       (928)    (1,275)
  Gain on sale of
  building...........   1,132         ---       1,132         --
  Other, net.........     104         (96)         90        299
                     --------    --------    --------    -------
Income before taxes..   2,625         410       3,967        111
Provision (benefit)
  for taxes..........     ---         ---         ---        ---
                     --------    --------   ---------   --------
Net income ..........$  2,625     $   410    $   3,967    $   111
                    ========    ========   =========   ========
Net income per share.$   0.40    $   0.07   $    0.62   $   0.02
                     ========    ========   =========   ========
Weighted average
  number of common
  shares and common
  share equivalents
  outstanding........   6,532       6,271       6,423      6,278
                      ========    ========   =========    =======

Cash dividends.......   None        None       None       None
                     ========   ========   =========   ========
See notes to condensed consolidated financial statements.

        Cobra Electronics Corporation and Subsidiaries
             Condensed Consolidated Balance Sheets
                   (dollars in thousands)

                             As of
                             Sept.30,            As of
                             1997                December 31,
                             (Unaudited)         1996
                             -------------       ------------
ASSETS:

Current assets:
  Cash.......................$         878       $      2,606
  Receivables, less allowance
    for doubtful accounts of
    $735 at Sept.30, 1997,
    and $792 at December 31,
    1996......................      21,252             12,314
  Inventories, primarily
  finished goods..............      19,130             15,418
  Other current assets........       1,078                733
                              ------------       ------------
  Total current assets........      42,338             31,071
                              ------------       ------------
Property, plant and equipment,
  at cost:
  Land........................         330                482
  Building and improvements...       3,553              5,804
  Tooling and equipment.......      10,983             10,091
                              ------------       ------------
                                    14,866             16,377
  Accumulated depreciation
    and amortization..........      (9,756)           (10,244)
                              -------------      -------------
  Net property, plant and
    equipment.................       5,110              6,133
                              ------------       ------------

Other assets..................       5,150              5,392
                              ------------       ------------
Total assets..................$     52,598       $     42,596
                              ============       ============

See notes to condensed consolidated financial statements.

             Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (dollars in thousands)

                              As of
                              Sept.30,            As of
                              1997                December 31,
                              (Unaudited)         1996
                              -----------         -----------
LIABILITIES AND SHAREHOLDERS'
   EQUITY:
Current liabilities:
  Accounts payable............$     6,579         $     3,335
  Accrued salaries and
   commissions................      3,181               2,333
  Accrued advertising and sales
   promotion costs...........       1,204                 654
  Accrued product warranty costs    4,421               2,838
  Other accrued liabilities....     1,674               1,446
  Short-term debt.............     12,604              13,277
                              -----------         -----------
  Total current liabilities...     29,663              23,883
                              -----------         -----------
Shareholders' equity:
  Preferred stock, $1 par
    value, shares authorized-
    1,000,000; none issued....        ---                 ---
  Common stock, $.33 1/3 par
    value,12,000,000 shares
    authorized; 7,039,100
    issued and 6,093,773
    outstanding at Sept.30,
    1997 and 6,241,648
    outstanding at December 31,
    1996......................      2,345               2,345

  Paid-in capital.............     21,414              22,062
  Retained earnings...........      5,547               1,580
                              -----------         -----------
                                   29,306              25,987
  Treasury stock, at cost.....     (6,371)             (5,450)
  Note receivable from officer's
    exercise of stock options          --              (1,824)
                              ------------        ------------
  Total shareholders' equity..     22,935              18,713
                              ------------        ------------

Total liabilities and share-
  holders' equity.............$    52,598          $   42,596
                              ============        ============

See notes to condensed consolidated financial statements.

           Cobra Electronics Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows
                        (dollars in thousands)

                                     For the Nine Months Ended
                                             (Unaudited)
                                     ----------------------------
                                      Sept.30,           Sept.30,
                                        1997               1996
                                     ----------         ---------
Cash flows from operating activities:
Net income from operations           $  3,967           $   111
Adjustments to reconcile net income
   from operations to net
   cash provided by (used for)
   operating activities:
   Depreciation and amortization        2,159             2,214
   Gain on sale of building            (1,132)               --
  Changes in assets and
      liabilities:
    Receivables..................      (8,938)            (2,886)

   Inventories..................      (3,712)            4,155
    Other current assets.........        (401)               53
    Other assets.................        (676)              499
    Accounts payable.............       3,244              (414)
    Accrued liabilities..........       3,209               534
                                      --------          ---------
Net cash provided by (used for)
    operating activities.........      (2,280)            4,266
                                      ---------         ---------
Cash flows from investing activities:
  Capital expenditures...........      (1,029)             (709)
  Proceeds from sale of building.       1,999             1,095
  Net cash used for discontinued
  operations.....................                            69
                                      ---------         ---------
Net cash provided by investing
    activities...................         970               455
                                      ---------         ---------
Cash flows from financing activities:
  Net repayments under
    line-of-credit agreement.....        (673)           (4,603)
  Transactions related to exercise
    of options, net..............         255                 8
                                      ---------         ---------
Net cash used for
    financing activities.........        (418)           (4,595)
                                      ---------         ---------
Net increase (decrease) in cash..      (1,728)              126
Cash at beginning of period......       2,606             1,299
                                      ---------         ---------
Cash at end of period............     $   878           $ 1,425
                                      =========         =========
Supplemental disclosure of cash flow information
    Cash paid during the nine months ended
    September 30 for:
        Interest                 $        908        $    1,299
        Taxes                             188                35

See notes to condensed consolidated financial statements.

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

(1) PURCHASE ORDERS AND COMMITMENTS

At September 30, 1997, the Company had outstanding purchase orders with suppliers totaling approximately $26.7 million compared to $25.2 million as of September 30, 1996.

(2) INCOME TAXES

No income tax provision is required due to net operating loss carryforwards which amounted to $40 million as of December 31, 1996.

(3) RECENT ACCOUNTING PRONOUNCEMENT

In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information". This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for the Company's financial statement for the year ended December 31, 1997 and the Company does not expect the adoption of SFAS 131 to materially effect the financial statement presentation.

In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income in financial statements. All components of comprehensive income shall be reported in the financial statements for the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. This statement divides comprehensive income into net income and other comprehensive income. Other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The accumulated balance of other comprehensive income shall be reported in the equity section of the balance sheet separately from retained earnings and additional paid-in-capital. This statement is effective for the Company's financial statement for the year ended December 31, 1997 and the Company does not expect the adoption of SFAS 130 to materially effect the financial statement presentation.

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This statement is effective for the Company's financial statement for the year ended December 31, 1997 and is not expected to have a material effect on the Company's reported EPS amounts.

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations


              ANALYSIS OF RESULTS OF OPERATIONS

Third Quarter 1997 vs. Third Quarter 1996:
------------------------------------------
Sales for the third quarter of 1997 increased $6.0 million, or
23.5 percent, to $31.4 million from $25.4 million for the same period a year ago. The higher sales were due to a 46 percent increase in sales of mobile electronics products. This reflected strong demand for the company's new CBs with its exclusive, patent pending SoundTracker technology as well as a surge in radar detector shipments both domestically and internationally.
The domestic radar market detector business was up because of the success of an all new product line-up for 1997. Internationally, the company's business benefitted from a strong demand for radar detectors in Russia as well as from steady sales of CB, radar detectors and telecom products into Canada, South America and Europe, which are the company's other principal international markets. Partially offsetting the increase in mobile electronics sales was a drop of 8 percent in telecommunication sales due to lower sales of both 25-channel integrated cordless phone answering systems and factory reconditioned products. The main reason for the lower factory reconditioned product sales was agreements with the company's vendors that allow product returned from the company's customers to be returned to the vendor for partial credit towards future purchases.

Gross margin for the third quarter of 1997 increased to 21.6 percent from 18.6 percent in the prior year's quarter primarily due to an improvement in sales mix of higher margin CB and radar detector products.

Selling, general and administrative expenses increased $1.1
million in the third quarter of 1997 from the same period a year ago, and increased as a percentage of net sales from 15.3% for the third quarter of 1996 to 16.0% for the third quarter of 1997. Variable selling expenses increased because of the higher sales volume.  Fixed selling and marketing expenses increased primarily as a result of the addition of a senior vice president of
marketing and sales, a newly created position, in February 1997 and higher promotional expenditures mainly to promote the new
SoundTracker technology.   The expenses of the chief operating
officer, who joined the Company in July 1997, and who will replace the current chief executive officer when he retires at the end of 1997, and higher bonus expense also contributed to the increase in selling, general and administrative costs.

In third quarter of 1997 the company recorded a gain of $1.1 million for the sale of a building, which was not needed for operations and was being leased to an outside party.

Other income for the third quarter of 1997 was $104,000 compared to other expense of $96,000 in the prior year primarily due to income earned on the cash surrender value of life insurance.


Nine Months 1997 vs. Nine Months 1996:
-------------------------------------

Sales for the nine months ended September 30, 1997 increased $12.7 million, or 19.2 percent, to $78.7 million from $66.0 million for the nine months ended September 30, 1996. Sales of mobile electronics products increased 45 percent due to strong demand for the company's new CBs with its exclusive, patent pending SoundTracker technology as well as a surge in radar detector shipments both internationally and domestically, as discussed above. Partially offsetting the increase in mobile electronics sales was a 28 percent decline in telecommunication sales due to lower sales of both 25-channel products to several large retail customers and, as discussed above, factory reconditioned product.

Gross margin increased to 20.3% for the nine months ended
September 30, 1997 from 18.2% in the prior year period. This improvement was due primarily to a more favorable product mix because of higher CB and detection system sales. In addition, repair costs on returned proucts declined, resulting from agreements with the Company's vendors that allow product returned from the Company's customers to be returned to the vendor for partial credit towards future purchases.
Partially offsetting these favorable variances was a $742,000 increase in air freight incurred mainly to satisfy the strong demand for CBs with the new SoundTracker system. Normally, the company uses significantly less expensive ocean freight to import its products.

Selling, general and administrative expenses increased $1.4 million for the nine months ended September 30, 1997 from the same period a year ago, and as a percentage of net sales decreased to 15.6% from 16.5% for the year ago period. Sales and marketing expenses increased due to: higher variable expenses resulting from the increase in sales volume; the addition of a senior vice president of marketing and sales, a newly created position, in February 1997; and increased promotional spending mainly to promote the new SoundTracker technology. In addition, higher bonus expense in 1997 and lower bad debt expense in 1996 due to an improvement in the quality of the receivable portfolio and favorable collections experience also contributed to the increase in selling, general and administrative expenses.

Interest expense for the period decreased $347,000 compared to the prior year. Debt levels declined due to lower average inventory and receivable levels during the period.

In 1997 the company recorded a gain of $1.1 million for the sale of a building, which was not needed for operations and was being leased to an outside party.

Other income of $90,000 for the nine months ended September 30, 1997 compared to other income of $299,000 in the prior year.
Prior years other income included a gain of $373,000 from a suit against a former distributor for violation of a licensing agreement.


               LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities were $2.3 million for the nine months ended September 30, 1997. Receivables increased because of higher sales during the third quarter of 1997 compared to the fourth quarter of 1996. Inventories increased in anticipation of sales in the fourth quarter, which is a heavier shipping period than the first quarter. Accordingly, accounts payable increased due to an increase in unpaid letters of credit. Accrued liabilities increased due to an increase in warranty reserves as a result of the increased sales volume.

Cash flows provided by investing activities were $970,000.
Capital expenditures represents primarily tooling at overseas suppliers. The company received approximately $2 million for the sale of a building, which was not needed for operations and was being leased to an outside party.

Cash flows provided by and used for financing activities primarily reflects changes in the company's borrowing requirements under its line-of-credit agreement. At September
30, 1997 the company had approximately $5.6 million of unused credit line.

In August 1997, the company repurchased 300,000 shares of its common stock. These shares, owned by the president and chief executive officer had been part of a total of 375,000 shares purchased by the executive through the exercise of options in 1990. Pursuant to an employment agreement, the company loaned the executive $1.25 million for the share purchase. The company paid for the purchased shares by canceling the executive's indebtedness to the company in the amount of approximately $1.9 million, which included the $1.25 million plus accrued interest.

                           PART II
                       OTHER INFORMATION


Items 1,  2,  3, 4, and 5 Not Applicable.
-----------------------------------------



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


                             COBRA ELECTRONICS CORPORATION


                             By: /S/ GERALD M. LAURES
                                     Gerald M. Laures
                                     Vice President - Finance,
                                     and Corporate Secretary


Dated: November 13, 1997