Form 10-K
period 1997-12-31
COBRA ELECTRONICS CORP
filed 1998-03-27
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K
Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 12, 1998 was approximately $47,415,422.
The number of shares of Registrant's Common Stock outstanding at that date was 6,218,416.

Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 12, 1998, are incorporated by reference into Part III of this Report.

                            PART I
                            ------

ITEM 1.  BUSINESS:

GENERAL

Cobra Electronics Corporation (the "company") was incorporated in Delaware in 1961 and is a designer and wholesale marketer of consumer electronics products, primarily communications products. The company markets products under the COBRA brand name. Management believes that the company's future success will depend upon its ability to predict and respond in a timely and effective manner to changes in the markets it serves. Product performance, reliability, price, availability and service are the main competitive factors, with sales also being dependent upon timely introduction of new products which incorporate new features desired by consumers at competitive prices.


RECENT DEVELOPMENTS

During the second quarter of 1997, Jerry Kalov, President and Chief Executive Officer of the company, announced his retirement effective January 1, 1998. Also in the second quarter, Mr. Kalov assumed the position of Vice Chairman of the Board of Directors, which he will continue to serve in after his retirement. James
R. Bazet joined the company as Executive Vice President and Chief Operating Officer in July 1997 and was appointed President and Chief Executive Officer effective January 1, 1998.

Mr. Bazet, a consumer products veteran, has managed companies in both the consumer electronics and housewares industries. Before joining the company, he was President and Chief Executive Officer of Ryobi Motor Products Floor Care Division, which marketed products under the Ryobi, Singer and Kenmore brand names. Prior to Ryobi, Mr. Bazet served as President and Chief Executive Officer of Code-A-Phone Corporation where he was among the first to develop and market state-of-the-art 900 MHz cordless phones.

PAGE

PRODUCTS

The company operates only in the consumer electronics industry.
Principal products include:

    Mobile Electronics:       Citizen Band ("CB") Radios
                               Accessories, including power
                                inverters and CB microphones and
                                antennas
                              Family Radio Service handheld
                                radios
                              Integrated Radar/Laser Detectors
                              Safety Alert transmitters
                              Safety Alert receivers

    Telecommunication:        Intenna 25-channel Cordless
                               Telephones
                              Integrated Intenna Cordless
                               Telephone Answering Systems

The following table shows the company's percentages of net sales by product category for the three years ended December 31, 1997.

                                1997     1996     1995
                                ----     ----     ----
Mobile Electronics Products      81%      67%      69%
Telecommunication Products       19%      33%      31%
                                ----     ----     ----
Total Net Sales                 100%     100%     100%
                                ====     ====     ====

One of the company's primary strengths is its product sourcing ability. Substantially all of the company's products are manufactured to its specifications and engineering designs by a number of suppliers, primarily in China, Malaysia, Thailand, Japan and Korea. The company maintains stringent control over the design and production quality of its products. The company has a subsidiary in Hong Kong which helps to seek out new suppliers, monitor technological changes, perform source inspection of key suppliers, and expedite shipments from vendors.

Over a period of years, the company has developed a network of suppliers for its products. To maintain flexibility in product sourcing, the company has not entered into long-term contracts with any of its suppliers. Despite management's belief that it maintains strong relationships with its current suppliers, it also believes that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the company's business depends upon the timing of the change, the product or products that the supplier produces for the company and the volume of that production. The company also maintains insurance coverage that would, under certain limited circumstances, reimburse the company for lost profits resulting from a vendor's inability to fulfill its commitments to the company. The company negotiates substantially all of its purchases in U.S. Dollars to protect itself from currency fluctuations. Assets located outside of the United States, excluding company-owned tooling at suppliers with a net book value of $906,000 at December 31, 1997, are not material.

The company competes primarily in the United States with various manufacturers and distributors of mobile electronics and telecommunication products. The company competes principally on the basis of product features and price and expects the market for its products to remain highly competitive.

Research, engineering and product development expenditures are expensed as incurred. These expenditures amounted to $.8 million in 1997 and 1996 and $1.1 million in 1995.

Except for certain patents, such as its Safety Alert and Intenna technologies, the company does not believe that patents are of material importance to its products. However, should the company develop a unique technology (such as SoundTracker noise reduction technology), patents will be applied for to preserve exclusivity, wherever possible.

Mobile Electronics Products:   These products, which include CB
radios, integrated radar/laser detectors, Family Radio Service handheld radios and accessories, including power inverters and CB microphones and antennas, are marketed under the COBRA trademark. Cobra is the leading brand in the CB radio market, which in factory sales is approximately $125 million annually. This market continues to expand, with growth mainly coming from broader consumer use, especially the growing popularity of handheld CB radios with campers, hikers and other outdoor enthusiasts.

The company has been the technology leader in the CB radio market. The company's patent-pending SoundTracker noise reduction technology, which dramatically improves the sound quality of the CB radios, is the first significant product innovation in this category in several years. This new feature significantly reduces "white noise", or static, when the CB is in
receiving mode.   Additionally, SoundTracker technology allows
the user's voice to break through cluttered airwaves and to be more easily heard when transmitting.

The company has a history of being the technology leader in the CB market. The company was the first CB radio marketer to combine a National Weather Service receiver with a mobile CB radio, enabling motorists to obtain weather and travel information broadcasts. As a major enhancement of this feature, the company also introduced the industry's first mobile CB radio that incorporates an automatic alert feature to warn of National Weather Service emergency advisories. The company also markets CB radios to nonprofessional drivers and handheld CB radios for sport and recreational use.

In 1997 the company began to ship Family Radio Service handheld radios. Family Radio Service operates on UHF FM frequencies, which allows for exceptionally clear sound quality and penetration through buildings and other obstacles. It also allows for an extremely small handheld radio, measuring only 3.78 inches in height and weighing less than one-half pound. And while Family Radio Service models from other competitors must be held in front of the user's face, Cobra's unique, convenient design allows the user to hold the radio like a cellular phone but unlike a cellular phone, FRS radios require no monthly charge and provide coverage even in the most remote areas. The FRS 200 is ideal for a variety of occasions where a larger hand-held radio is not practical, including outdoor activities such as skiing, and bicycling, and for family outings to amusement parks and shopping malls.

Also in 1997, the company entered a new accessories category, power inverters. Power inverters convert a vehicle's battery power to power that can run appliances and accessories normally powered by household current. The primary users of inverters are professional truck drivers.

Cobra is also one of the leading brands in the market for integrated radar/laser detectors, which in factory sales is approximately $120 million. Currently, there are approximately 190 million cars and light trucks on the road and, of those, approximately 10 percent have detectors. Cobra commands significant market share by offering innovative products with the latest technology.

In addition, the company has been a leader in applying laser-detection technology, including introducing the industry's first laser-signal detector and the industry's first integrated radar/laser detector with 360 degree laser detection capability. The company was the first to introduce to the retail channel "intelligent" detection systems capable of alerting drivers with a differentiated signal for each of the frequencies emitted by the company's patented, FCC-approved Safety Alert transmitter. This transmitter is being marketed to organizations that operate police, fire, emergency medical service, construction and public utility vehicles. The company's Safety Alert Traffic Warning System is designed to help drivers avoid potentially serious accidents with these organizations' vehicles. In 1997 the company began shipments of its new Safety Alert Traffic Warning Detector. This detector receives all three Safety Alert signals, but does not detect radar or laser guns. It is targeted at those consumers who want to enhance their driving safety but choose not to own a radar detector.

Currently, there are over one-thousand Safety Alert transmitters installed and operating throughout the country on police, fire and emergency medical vehicles. Three cities - Indianapolis, Dayton and Orlando - have a concentration of approximately 50 transmitters each. Also, scheduled to begin in Spring of 1998 is the Illinois Department of Transportation's high-visibility study to enhance railroad crossing safety though a system which utilizes Safety Alert transmitters and receivers.

In early 1998 the company introduced the industry's first line of six-band radar detectors for shipment beginning in the Spring. The company has designed these detectors to alert drivers to each of the four current speed monitoring systems in use -- X,K,Ka and Laser -- plus VG-2, the "detector detector" monitoring band, and the Safety Alert Traffic Warning System band. This makes the unique Cobra six-band detector the most comprehensive alert system in the industry and for the first time allows drivers to be aware of all four speed monitoring systems as well as the presence of VG-2 and Safety Alert transmissions.

Major competitors in the CB radio market are Radio Shack (Tandy
Corporation) and Uniden while major competitors in the radar detector market include Beltronics, Whistler, Escort and Uniden.

Telecommunication Products:   These products, which include
25-channel cordless phones and integrated cordless telephone answering systems, are principally marketed under the COBRA trademark. The company entered the telecommunications market in 1979 with its first integrated cordless telephone and has since supplemented that entry with other innovative products. For example, the company introduced the market's first two-line cordless phone and the first integrated cordless phone answering system. In 1989, the company introduced its first Intenna cordless phone, which utilized the company's patented technology to eliminate the external handset antenna, an industry first.
The company later refined this technology to also make it possible to eliminate the base antenna, as well. The company also offered Intenna cordless phones in designer colors, which was an industry first. Currently, Cobra offers the only cordless phones in the marketplace with the antenna in the phone, not in the way, without sacrificing voice quality or range. This makes it easier to mount the phone under cabinets in the kitchen or on book shelves in other rooms.

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

In 1997, the company introduced two Intenna cordless phones with caller ID.

In late 1998 the company will be introducing several 900MHz cordless phones to capitalize on this rapidly growing segment of the cordless phone market.

In the market for integrated telephone answering systems, the company markets Intenna all-digital cordless phone answering systems. Ideal for home or office use, these models offer electronic voice mail and multiple mailboxes combined with an Intenna cordless phone.

The cordless phone and integrated telephone answering systems segment of the telecommunications market amounts to approximately $2.3 billion and is dominated by large companies, including AT&T, General Electric, Panasonic, Sony, Southwestern Bell, and Uniden. Because of this, the company's strategy is to look for profitable niches and position Cobra as an alternative line of quality products with innovative features at competitive prices.

SALES AND DISTRIBUTION

Demand for consumer electronics products is seasonal.
Historically, sales in the last half of the year are greater than in the first half, reflecting increased purchases by retailers for the holiday selling season.

In 1997 and 1995 there were no sales in excess of 10% of total net sales to a single customer or a group of entities under common control. In 1996, sales to Sprint represented 10.7% of net sales. The company does not believe that the loss of any one customer would have a material adverse effect on the business of the company. The company's foreign sales were $19.1 million, $10.1 million, and $12.2 million in 1997, 1996 and 1995, respectively.

The company's return policies and payment terms are consistent with those of other companies serving the consumer electronics market. Market conditions are such that products generally must be shipped within a short time after an order is received. As a result, order backlog is not significant.

Cobra products are distributed through a strong, well-established network of approximately 460 retailers and distributors located primarily in the United States. Approximately half of the sales are made directly to domestic mass marketers, such as catalog showrooms, consumer electronics specialty stores, large department store chains, television home-shopping, direct-response merchandisers, home centers and specialty stores, which feature telephone products or mobile electronics products. Because of changes in the retail marketplace, the company has sought to expand its distribution to retailers that offer assisted-selling environments to help consumers be better informed about product features and functions when making purchase decisions. The company believes that these retailers are more profitable because they receive higher margins and experience lower servicing costs. Most of the remaining sales are through two-step wholesale distributors, that carry Cobra products to fill orders for truck stops, small department stores, appliance dealers, and for export, as well as direct sales to a large truck stop chain. Cobra's primary sales force is comprised of independent sales representatives who work on a straight commission basis. They do not sell products of the company's competitors.

The company's right to sell products under the COBRA trademark is substantially worldwide. The company believes the COBRA trademark, which is indefinitely renewable by the company, is a significant factor in the successful marketing of its products.


EMPLOYEES

As of December 31, 1997, the company employed 117 persons in the U.S. and 8 in its international operations. None of the company's employees is a member of a union.


ITEM 2.  PROPERTIES:

The company owns one building in Chicago, Illinois containing a total of approximately 93,000 square feet of office and warehouse space. The company believes that this facility is adequate to meet its current needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

                           PART II
                           -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS:

The company's common stock trades on The Nasdaq Stock Market under the symbol COBR. As of March 12, 1998 the company had approximately 1,164 shareholders of record and approximately 2,736 shareholders for whom securities firms acted as nominees. The company's common stock is the only class of equity securities outstanding. Before April 1, 1993, the common stock of the company traded under the symbol DYNA.

Under the terms of its credit agreement, the company may not pay cash dividends.


STOCK PRICE AND TRADING VOLUME DATA

                                    STOCK PRICE RANGE

-------------------------------------------------------------
    TRADING VOLUME
                      1997                  1996
1995             (in thousands)
              -------------------   -------------------
-----------------    ------------------------
Quarter          High      Low        High      Low         High
   Low        1997    1996     1995
-----------   --------- ---------   --------- ---------
-------- --------     ------   ------   -----
First......   $ 3 5/8    $ 2 1/2     $ 4 1/8  $ 2 1/4     $ 2 5/8
 $ 1 5/8        704    1,624   1,073
Second.....     3 3/8      2 1/2       3 1/8    1 15/16     2 1/8
   1 1/2        583      725     917
Third......     8 7/8      2 13/16     3 1/8    2           2 5/8
   1 11/16    9,402      344   1,189
Fourth.....    10 7/8      5 1/4       3 7/8    2 1/8       3 3/8
   2          4,966    1,265   2,114

Note: Data compiled from The Nasdaq Stock Market monthly Summary of Activity reports.

ITEM 6.  SELECTED FINANCIAL DATA:


FIVE YEAR FINANCIAL SUMMARY

Years Ended December 31
(in thousands, except per share amounts)                1997
1996       1995       1994       1993
----------------------------------------------------  --------
---------- ---------- ---------- ----------
Operating Data:
  Net sales......................................... $ 104,098  $
90,324  $  90,442  $  82,131  $  98,844
  Gross profit......................................    21,551
16,370     16,577     14,466     13,903
  Selling, general and administrative expense.......    16,655
14,374     16,097     14,602     15,741
  Operating income (loss)...........................     4,896
1,996        480       (136)    (2,914)
  Gain on sale of building..........................     1,132

--         --         --         --
  Net income (loss).................................     4,692

601     (1,145)    (1,515)    (4,392)

Net Income (loss) per share:
  Basic earnings (loss).............................       .76

 .10      (0.18)     (0.24)     (0.70)
  Diluted earnings (loss)...........................       .73

 .10      (0.18)     (0.24)     (0.70)

As of December 31:
  Total assets......................................    48,279

42,596     50,081     40,342     46,389
  Short-term debt ..................................    10,995

13,277     19,368     11,461     13,689
  Shareholders' equity..............................    23,673

18,713     18,174     19,429     20,960
  Book value per share..............................      3.81

3.29       3.20       3.38       3.62
  Shares outstanding................................     6,218

6,242      6,227      6,227      6,227


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS:

CORPORATE OVERVIEW

Higher sales and gross margin and a $1.1 million one-time gain on the sale of a building resulted in $4.7 million of net income in 1997. An increase in sales of both CB radios, with the company's exclusive, patent-pending SoundTracker technology, and radar detector, both domestically and internationally, fueled the sales growth and improved the gross margin to its highest level in the 1990s.

Also late in 1997, the company announced the industry's first line of six-band radar detectors, scheduled for shipment beginning in the Spring of 1998. The company has designed these detectors to alert drivers to each of the four current speed monitoring systems in use -- X,K,Ka and Laser -- plus VG-2, the "detector detector" monitoring band, and the Safety Alert Traffic Warning System band.
This makes the unique Cobra six-band detector the most comprehensive alert system in the industry and for the first time allows drivers to be aware of all four speed monitoring systems as well as the presence of VG-2 and Safety Alert transmissions. Because 6 Band technology represents the first really significant innovation since the introduction several years ago of the current four-band models, retailer demand for these proprietary units has been very strong and has resulted in new distribution opportunities for Cobra. For example, the company recently added Best Buy and Circuit City as radar detector customers for 1998 because of six band detectors.


RESULTS OF OPERATIONS

1997 Compared to 1996
---------------------
Net income for 1997 increased to $4.7 million from $601,000 in 1996. Included in net income for 1997 was a $1.1 million gain on the third quarter sale of a building that the company did not need for its operations and was leasing to an outside party. Net income, excluding the gain on the sale of the building, increased $3.0 million to $3.6 million in 1997 from $601,000 in 1996. Net sales increased $13.8 million, or 15.2%, to $104.1 million from $90.3 million in 1996. Selling, general and administrative expense increased to $16.7 million from $14.4 million, but, as a percentage of net sales, remained substantially unchanged at 16%.

Sales of mobile electronics products (mainly CB radios, Family Radio Service two-way radios and integrated radar/laser detectors) increased approximately $23.8 million, or 39.6% in 1997 compared to 1996. Sales of CB radios increased 28% mainly because of strong demand for radios with the company's exclusive, patent-pending SoundTracker technology, introduced early in the year. Additionally, an all-new radar detector lineup helped drive sales volume in the U.S., while internationally the company capitalized on the strong demand in Russia for radar detectors. In total, international sales of mobile electronics products increased $9.8 million in 1997.

Telecommunication products sales decreased $10 million because of lower sales of both 25-channel cordless phones and integrated cordless phone answering systems to several large retail customers.
Also contributing to the sales decrease was lower sales of factory reconditioned products as a result of agreements with some of the company's vendors that allow product returned from the company's customers to be returned to the vendor for partial credit towards future purchases. Prior to these agreements, which were entered into in 1996, the company repaired and resold this returned merchandise as factory reconditioned product. The company also restricted expanding distribution for its 25-channel cordless phones as it seeks to de-emphasize this product line in favor of the rapidly growing 900 MHz segment which the company will enter in the Fall of 1998 with several 900 MHz cordless phone models.


Gross margin for 1997 increased to 20.7% from 18.1% in 1996 primarily due to an improvement in sales mix of higher margin CB and radar detector products. Sales of mobile electronics products increased as a percentage of total sales from 67% in 1996 to 81% in 1997. In addition, gross margin on radar detectors increased due to the new radar detector lineup, which included lower cost models that replaced higher cost models. Also contributing to the gross margin improvement was lower repair costs on returned products, which declined because of return to vendor agreements discussed above. Partially offsetting the favorable impact of these items was $555,000 of increased air freight expense mainly to satisfy the strong demand for CB radios with the SoundTracker system. Normally the company uses significantly less expensive ocean freight to import its products.

Selling, general and administrative expense increased $2.3 million during 1997 and, as a percentage of net sales, remained relatively unchanged from 1996. Sales and marketing expenses increased due to: higher variable expenses resulting from the increase in sales volume; the addition of a senior vice president of marketing and sales, a newly created position, in February 1997; and increased promotional spending mainly to promote the new SoundTracker technology. In addition, higher bonus and bad debt expense in 1997 also contributed to the increase in selling, general and administrative expenses. Bad debt expense increased because of the bankruptcy of a small customer and a potential preference payment issue for a prior year's bankruptcy. In addition, prior year's bad debt expense reflected a favorable reserve adjustment because of improvement in the quality of the receivable portfolio and favorable collections experience.

Interest expense for 1997 decreased to $1.3 million from $1.7 million. Debt levels declined due to lower average inventory and receivable levels. In addition, the company sold a building, which was not needed for operations and was being leased to an outside party, in the third quarter of 1997 for approximately $2 million. The sale resulted in a $1.1 million gain.

Other expense was $60,000 in 1997 compared to other income of $275,000 in 1996. In 1996 there was a gain of $373,000 from a suit against a former distributor for violation of a licensing agreement and $217,000 of royalty income from Safety Alert licensing agreements, offset by a $384,000 writedown of a building related to a discontinued operation.


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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the company had a $30 million secured credit facility that included a fixed term loan. Borrowings and letters of credit issued under this agreement were collateralized by the company's assets, and usage of the non-term loan portion was limited to certain percentages of accounts receivable and inventory. The fixed term loan was secured by the company's buildings and equipment and required both monthly principal payments of $43,000 and a balloon payment of $2 million at the time of expiration.

The credit agreement specified that the company may not pay cash dividends and contained a material adverse change clause, which, under certain circumstances, could accelerate the payment of the debt. Because of this clause the company classified the debt as short-term for financial reporting purposes. The company does not believe a material adverse change is likely. At December 31, 1997, the company had approximately $8.4 million of unused credit line.

On February 3, 1998, the company entered into a new $35 million secured credit agreement with two financial institutions for a three-year revolving credit facility, replacing the existing $30 million credit agreement. Loans outstanding under the new agreement bear interest, at the company's option, at the prime rate or, under a LIBOR option, at LIBOR plus 2 percent. Additionally, the new agreement provides for higher advance rates on eligible inventory and receivables and eliminates the 2 percent per annum charge that the company was obligated to pay on its average outstanding balance of letters of credit under the previously existing agreement.

Cash flows provided by operating activities were $540,000 for the year ended December 31, 1997. Receivables increased compared to the prior year because of higher sales volume. Inventories increased mainly because of higher CB and radar detector inventories as well as investment in inventories for the new power inverter line and for the growing Safety Alert transmitter business. CB inventory increased in anticipation of continued strong demand for SoundTracker models in the first quarter of 1998.
Radar detector inventories increased because of lower than anticipated year end domestic sales. Accrued liabilities increased due to: higher product warranty costs as a result of the higher sales volume in 1997 compared to 1996; and increased accrued salaries and commissions due to higher bonus and deferred compensation accruals.

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

Investing activities provided cash of $683,000 in 1997 and required cash of $703,000 and $1.9 million in 1996 and 1995, respectively. Most of the cash outflows during these years related to the purchase of tooling and equipment. In 1997 the company sold a building that the company did not need for operations and was leasing to an outside party for approximately $2 million. In 1996 due to consolidation of the warehousing activities, the company sold a building for approximately $1 million.

Cash flows provided by and used for financing activities for the three years ending December 31, 1997, primarily reflect changes in the company's borrowing requirements under its line-of-credit agreement.

At December 31, 1997, the company had no material commitments, other than approximately $21.1 million in outstanding purchase orders for products compared with $23.8 million at the end of the prior year.

The company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 1997 to fund its working capital needs. In addition, the majority of any taxable income in 1997 will be offset by net operating loss carryforwards that totaled $40.0 million at December 31, 1996.

YEAR 2000

The company initiated the process of preparing its computer systems and applications for the Year 2000 in 1997. This process involves modifying or replacing certain hardware and software maintained by the company. Management expects to have substantially all of the system and application changes completed by the end of 1998 and believes its level of preparedness is appropriate.

The total cost to the company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year.
The costs and the date on which the company plans to complete the Year 2000 modification are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Financial Statements and quarterly financial data are included in this Annual Report on Form 10-K, as indicated in the index on page 39.

CONSOLIDATED STATEMENTS OF OPERATIONS
Cobra Electronics Corporation

Years Ended December 31 (in
thousands, except per share amounts)    1997     1996      1995

-----------------------------------  --------  --------
-------
Net sales..........................  $104,098  $ 90,324
$90,442
Cost of sales......................    82,547    73,954
73,865
                                     --------  --------
--------
Gross profit.......................    21,551    16,370
16,577

Selling, general and administrative
  expense..........................    16,655    14,374
16,097
                                     --------   -------
--------
Operating income ..................     4,896     1,996
480

Other income (expense):
  Interest expense.................    (1,276)   (1,670)
(1,752)
  Gain on sale of building.........     1,132        --       --
  Other income (expense), net .....       (60)      275
127
                                      --------  -------
--------
Income (loss) before income taxes..     4,692       601
(1,145)
Income taxes.......................       ---       ---
---
                                      --------  -------
--------
Net income(loss)...................   $ 4,692   $   601
$(1,145)
                                      =======   =======
========

Net income (loss) per common share:
Basic                                 $  .76   $   .10  $
(0.18)
Diluted                               $  .73   $   .10  $
(0.18)


Weighted average shares outstanding:
Basic                                  6,207     6,231    6,227
Diluted                                6,459     6,285    6,227


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Cobra Electronics Corporation

At December 31 (in thousands)                1997        1996
---------------------------------------   -----------
-----------
ASSETS:

Current assets:
  Cash..................................    $ 1,815    $ 2,606
  Receivables, less allowance for doubtful
    accounts of $958 in 1997 and $792
    in 1996...........................       15,685     12,314
  Inventories, primarily finished goods.     19,830     15,418
  Other current assets..................      1,337        733
                                            -------    --------
  Total current assets..................     38,667     31,071

                                            -------    --------
Property, plant and equipment, at cost:
  Land..................................        330        482
  Buildings and improvements.............     3,553      5,804
  Tooling and equipment.................     11,264     10,091
                                            -------    --------
                                             15,147     16,377
  Accumulated depreciation and
  amortization..........................    (10,436)   (10,244)
                                            --------   --------
  Net property, plant and equipment.....      4,711      6,133
                                            --------   --------
Other assets............................      4,901      5,392
                                            --------   --------
Total assets............................    $48,279    $42,596
                                            ========   ========

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Cobra Electronics Corporation

At December 31 (in thousands, except
share data)                                   1997       1996
----------------------------------------- -----------
-----------
LIABILITIES AND SHAREHOLDERS' EQUITY:


Current liabilities:
   Accounts payable......................   $ 3,637     $ 3,335
   Accrued salaries and commissions......     1,307         340
   Accrued advertising and sales promotion
      costs..............................     1,093         654
   Accrued product warranty costs........     4,173       2,838
   Other accrued liabilities.............     1,170       1,446
   Short-term debt.......................    10,995      13,277
                                            -------     -------
   Total current liabilities.............    22,375      24,890
                                            -------     -------

Long-term liability:
   Deferred compensation.................     2,231       1,993

Shareholders' equity:
  Preferred stock, $1 par value, shares
    authorized-1,000,000; none issued....      ---          ---
  Common stock, $.33 1/3 par value,
    12,000,000 shares authorized,
    7,039,100 issued and 6,217,791
    outstanding for 1997 and 6,241,648
    outstanding for 1996.................     2,345       2,345
  Paid-in capital........................    20,681      22,062
  Retained earnings......................     6,272       1,580
                                            -------     -------
                                             29,298      25,987
  Treasury stock, at cost
     (821,309 shares for 1997 and 797,452
      shares for 1996)...................    (5,625)
(5,450)
  Note receivable from officer's
      exercise of stock options..........       ---
(1,824)
                                           --------
--------
  Total shareholders' equity.............    23,673      18,713
                                           --------
--------

Total liabilities and shareholders'
  equity.................................   $48,279     $42,596
                                           ========    ========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Cobra Electronics Corporation

Years Ended December 31(in thousands)    1997     1996     1995
-------------------------------------  -------- --------
--------
Cash flows from operating activities:
  Net income (loss)................... $ 4,692  $   601
$(1,145)
  Adjustments to reconcile net income
    (loss) to net cash flows from
    operating activities:
    Depreciation and amortization.....   3,198    3,080
1,826
    Gain on sale of fixed assets......  (1,132)    (123)     ---
    Changes in assets and liabilities:
      Receivables.....................  (3,371)   3,447
(4,948)
      Inventories.....................  (4,412)   2,287
(2,611)
      Other current assets............    (686)     138
466
      Other assets....................    (754)     666
(1,429)
      Accounts payable................     302   (2,735)
2,648
      Accrued liabilities.............   2,703      802
439

      Deferred compensation...........   2,238      231
162
                                       -------- --------
--------
  Net cash flows from
    operating activities..............     540    8,163
(4,754)
                                       --------  -------
--------
Cash flows from investing activities:
  Proceeds from sale of fixed assets..   1,999    1,086      ---
  Capital expenditures................  (1,316)  (1,789)
(1,678)
  Net cash used for discontinued
    operation.........................     ---      ----
(263)
                                       --------  -------
--------
  Net cash flows from
    investing activities..............     683     (703)
(1,941)
                                       --------  -------
--------
Cash flows from financing activities:
  Net borrowings (repayments) under the
    line-of-credit agreement..........  (2,282)   (6,091)
7,907
  Transactions related to exercise of
    stock options, net................     268       (62)
(110)
                                       --------  -------
--------
  Net cash flows from
    financing activities..............  (2,014)   (6,153)
7,797
                                       --------  -------
--------
Net increase (decrease)in cash........    (791)   1,307
1,102
Cash at beginning of year.............   2,606    1,299
197
                                       --------  -------
--------
Cash at end of year................... $ 1,815   $2,606  $
1,299
                                       ========  =======
========
Supplemental disclosure of cash flow information
   Cash paid during the year for:
     Interest                          $ 1,274   $ 1,716 $
1,654
     Taxes                                 338        83     ---


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Cobra Electronics Corporation

<CAPTION



 Note
Three Years Ended
 Rec.
December 31, 1997             Common   Paid-In  Retained
Treasury from
(dollars in thousands)        Stock    Capital  Earnings  Stock
 Officer
----------------------------  -------  -------  --------
------- -------
Balance-January 1, 1995..... $ 2,345   $ 22,118 $  2,124  $
5,545  $ 1,613
  Net loss..................      ---       ---   (1,145)
---      ---
  Note receivable interest..      ---       ---      ---
---      110
                              -------  -------- ---------
------- --------
Balance-December 31, 1995...    2,345    22,118      979
5,545    1,723
  Net income................      ---       ---      601      ---
    ---
  Note receivable interest..      ---       ---      ---      ---
    101
  Transactions related to
  exercise of options, net..      ---       (56)     ---
(95)     ---
                              -------  --------- --------
-------- --------
Balance-December 31, 1996...    2,345    22,062    1,580
5,450   1,824
  Net income................      ---       ---    4,692      ---
    ---
  Note receivable interest..      ---       ---      ---      ---
     81
  Exchange of note receivable
  for common stock (Note 9)
1,905  (1,905)      Transactions related to
  exercise of options, net..      ---    (1,381)    ---
(1,730)    ---
                              -------  --------- --------
-------- --------
Balance-December 31, 1997 ..  $ 2,345  $ 20,681  $ 6,272   $
5,625  $  ---
                              =======  ========  ========
======== ========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cobra Electronics Corporation


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS -- The company designs and markets consumer electronics products, a majority of which are purchased from overseas suppliers, primarily in China, Malaysia, Thailand, Korea, and Japan. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and, if necessary, other suppliers could be found. Production delays or a change in suppliers, however, could cause a delay in obtaining inventories and a possible loss of sales, which could adversely affect operating results.

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


LONG-LIVED ASSETS -- Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates an impairment, the carrying amount of such assets is reduced to estimated recoverable value.

RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT EXPENDITURES --
Research, engineering and product development expenditures are expensed as incurred and amounted to $.8 million in 1997 and 1996 and $1.1 million in 1995.

INCOME TAXES -- The company provides for income taxes under the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recorded based on the expected tax effects of future taxable income or deductions resulting from differences in the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when necessary to reduce net deferred tax assets to the amount considered more likely than not to be realized.

REVENUE RECOGNITION -- Revenue from the sale of goods is recognized at the time of shipment. Obligations for sales returns and allowances and product warranties are recognized at the time of sale on an accrual basis.

NEW ACCOUNTING PRONOUNCEMENTS -- In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and, in 1998 they issued SFAS No. 132, " Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 132 revises current disclosure requirements for employers' pensions and other retiree benefits. These standards are effective for years beginning after December 15, 1997. These standards expand or modify current disclosures and accordingly, are not expected to have a significant impact on the company's reported financial position, results of operations and cash flows.

In 1997, the company adopted Statement of Financial Standard
No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share
("EPS") and applies to all entities with publicly held common stock or potential common stock and requires restatement of earnings per share for all periods reported. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period.
Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings.

RECLASSIFICATION -- Certain amounts for prior years have been reclassified to conform with 1997 financial statement presentation.

(2) TAXES ON INCOME

Deferred tax assets (liabilities) by component at December 31, 1997 and 1996 were:

(in thousands)                                 1997       1996
------------------------------------------  ---------  ---------
Net operating loss carryforwards..........  $ 12,006   $  15,768
Investment tax credit carryforwards.......     1,938       1,938
Alternative minimum tax credit carryforwards   1,298       1,097
Tax lease income..........................    (7,354)     (7,785)
Receivable reserves.......................       202         128
Warranty reserves.........................     1,444       1,100
Inventory reserves........................       901         590
Accrued promotion expenses................     1,824       1,036
Sales related reserves....................       634         575
Compensation reserves.....................     1,153         793
Other, net................................       116         558
                                            ---------   ---------
Net deferred tax assets...................    14,162      15,798
Valuation allowance.......................   (13,756)    (15,596)
                                            ---------   ---------
Net deferred tax assets...................  $    406    $    202
                                            =========   =========

Net deferred tax assets are classified with other noncurrent assets in the consolidated balance sheets.

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

Prior to 1996, the company had a history of net losses resulting in a significant net deferred tax asset and valuation allowance. Under SFAS No. 109, a history of operating losses in recent years generally requires recognition of such an allowance. Accordingly, the company recorded a valuation allowance for substantially all of the net deferred tax asset as of December 31, 1997. If the company continues its growth in net income, SFAS No. 109 will require management to assess the need for a valuation allowance. If it is determined that the valuation allowance is not needed, it will be credited to income. In 1997, the valuation allowance for net deferred tax assets was reduced by approximately $1,840,000 to recognize the utilization of net operating loss carryforwards and net changes in temporary differences.

At December 31, 1997, the company has net operating loss carryforwards("NOL") available to offset future taxable income, and both investment tax credit ("ITC")and alternative minimum tax credit carryforwards to offset future income tax payments. The alternative minimum tax credit carryforwards, amounting to $1,298,000, do not expire.

In 1997, the company utilized approximately $9.6 million of net operating loss carryforwards to offset taxable income. The company's taxable income for 1997 exceeded its book income mainly because of charges to reserves which are not expensed for tax purposes until actually incurred in future periods.

The net operating loss and investment tax credit carryforwards expire as follows (in thousands):

Year of  Expiration          NOL         ITC
-----------------------   ---------   ---------
1998...................    $    --     $ 1,804
1999...................         --         112
2000...................         --          22
2002...................         --         ---
2006...................      5,509         ---
2007...................     11,575         ---
2008...................      9,920         ---
2009...................      3,355         ---
                          ---------    ---------
Total..................   $ 30,359     $ 1,938
                          =========    =========

The statutory Federal income tax rates are reconciled to the effective income tax rates as follows:

Description                              1997     1996     1995
--------------------------------------  ------   ------   ------
Statutory Federal income tax rate. ...   34.0%    34.0%    34.0%
State taxes, net of Federal income tax
   benefits...........................    4.7      4.7      4.7
Utilization of net operating loss
   carryforwards......................  (38.7)   (38.7)    (38.7)
                                        ------   ------   ------
Effective tax rate....................    ---%     ---%     ---%
                                        ======   ======   ======


(3) FINANCING ARRANGEMENTS

The company had a $30 million secured credit facility that included a fixed term loan. In October, 1996 the agreement for this credit facility was extended to March 31, 1998.

Borrowings and letters of credit issued under this agreement were collateralized by the company's assets, and usage of the non-term loan portion was limited to certain percentages of accounts receivable and inventory. The fixed term loan was secured by the company's buildings and equipment and required both monthly principal payments of $43,000 and a balloon payment of $2 million at the time of expiration. Interest was payable monthly at prime (8.50% at December 31, 1997) plus one and one-half percent.

The credit agreement specified that the company may not pay cash dividends and contained a material adverse change clause, which, under certain circumstances, could accelerate the payment of the debt. Because of this clause, the company classified the debt as short-term for financial reporting purposes. Management does not believe a material adverse change is likely and does not believe that repayment of the debt will be accelerated. Maximum borrowings outstanding at any month-end were $15.7 million and $19.8 million in 1997 and 1996, respectively. Aggregate average borrowings outstanding were $12 million during 1997 and $17 million during 1996 with weighted average interest rates thereon of 10.3% and 9.5% during 1997 and 1996, respectively.

The maximum value of letters of credit outstanding at any month end were $11.0 million and $8.4 million in 1997 and 1996, respectively. At December 31, 1997, the company had approximately $8.4 million of unused credit line.

During 1997, 1996 and 1995, the company made interest payments of $1.3 million, $1.7 million and $1.7 million, respectively.

On February 3, 1998, the company entered into a new $35 million secured credit agreement with two financial institutions for a three-year revolving credit facility, replacing the existing $30 million credit agreement with another lender. Loans outstanding under the new agreement bear interest, at the company's option, at the prime rate or, under a LIBOR option, at LIBOR plus 2 percent. Additionally, the new agreement provides for higher advance rates on eligible inventory and receivables and eliminates the 2 percent per annum charge that the company was obligated to pay on its average outstanding balance of letters of credit under the previously existing agreement.


4) FAIR VALUE OF FINANCIAL INSTRUMENTS

The company's financial instruments include cash, accounts receivable, accounts payable, short term debt and letters of credit. The fair values of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amounts of the Company's bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The contract value/fair value of the letters of credit at December 31, 1997 and 1996 was $8.0 million and $5.6 million, respectively. These letters of credit are only executed with major financial institutions, and full performance is anticipated.

5) LEASE TRANSACTIONS

The company leases facilities and equipment under noncancellable leases with remaining terms of one year or more. The terms of these agreements provide that the company pay certain operating expenses. Some of these lease agreements also provide the company with the option to purchase the related assets at the end of the respective initial lease terms.

Rental amounts committed in future years are summarized at December 31, 1997 as follows:

                        Operating    Capital
        (in thousands)   Leases      Leases     Total
        --------------  ---------    -------    -----
        1998              $   7       $ 111     $ 118
        1999                  7          72        79
        2000                  7          59        66
        2001                  1          --         1
        2002                  0          --         0
                          -----       -----     -----
        Total             $  22       $ 242     $ 264


Total rental expense amounted $6,000 in 1997, $16,000 in 1996 and $225,000 in 1995. Future capital lease rental payments include executory costs of $82,000, interest expense of $9,000 and principal payments of $151,000.


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

EARNINGS PER SHARE -- Weighted average common shares outstanding used in the basic earnings per share calculation were 6,206,812 in 1997 and 6,231,075 in 1996 and 6,226,648 in 1995. Diluted
earnings per share are calculated using the treasury stock method and giving effect to common share equivalents. Weighted average common shares outstanding used in the diluted earnings per share calculation includes the effect of stock options of 252,012 in 1997, 54,193 in 1996 and none in 1995.


(7) STOCK OPTION PLANS

The company has six Stock Option Plans-- 1997, 1995, 1988, 1987, 1986 and 1985 ("the Plans"). Under the terms of the Plans, the consideration received by the company upon exercise of the options may be paid in cash or by the surrender and delivery to the company of shares of its common stock, or by a combination thereof. The optionee is credited with the fair market value of any stock surrendered and delivered as of the exercise date.

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

                                   1997       1996       1995
Net income        As Reported    $ 4,692     $ 601    $(1,145)
                  Pro forma        4,366       467     (1,178)

Earnings (Loss) Per Share:

Basic             As Reported     $ .76      $ .10    $  (.18)
                  Pro forma         .70        .07       (.19)

Diluted           As Reported     $ .73      $ .10    $  (.18)
                  Pro forma         .68        .07       (.19)


A summary of certain provisions and amounts related to the Plans follows:

                                                      1997
1995
 1988      1987      1986    1985

                     Plan        Plan     Plan      Plan
Plan
Plan  -------------------------------------------------
--------
-------  --------  --------  --------  ------


Authorized, unissued shares available for grant..   300,000
300,000
500,000   150,000  225,000  525,000
Nonqualified options granted at not less than
   80% of fair value at date of grant............       -0-
-0-
    -0-       -0-      -0-      -0-
Incentive stock options granted at 100% of
   fair value at date of grant...................       -0-
-0-
    -0-       -0-      -0-      -0-
Shares exercisable at December 31, 1997..........       -0-
4,875
322,250       -0-   42,500   18,750


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividends; expected volatility of 49 percent; risk-free interest rate of 5.4 percent;
and expected lives of 5 years.

A summary of the status of the Plans as of December 31, 1997,
1996
and 1995, and changes during the years ended on those dates is presented below:


                                                       1997

 1996                1995
                                                -----------------
----------------   ----------------
                                                         Weighted

    Weighted            Weighted
                                                         Average

    Average             Average
                                                Shares   Exercise
Shares  Exercise   Shares   Exercise
Fixed Options                                    (000)   Price
(000)   Price      (000)    Price
---------------------------------------         ------- ---------
------- --------   -------  --------

Outstanding at beginning of year                   935     $3.06

855     $3.06    1,039      $3.24

Granted                                            374      4.46

114      2.88      178       2.44

Exercised                                         (328)     2.63

(16)     2.56      ---        ---

Cancellations and Expirations                      (67)     2.65

(18)     2.68     (362)      3.24
                                                -------
-------            -------
Outstanding at end of year                         914

935                855

Options exercisable at year end                    388

584                476

Weighted-average fair value of options
granted during the year                           $ 2.20

$1.29              $.97


The following table summarizes information about stock options outstanding at December 31, 1997:

                                       Options Outstanding

       Options Exercisable

-------------------------------------
   -------------------------
                                                         Weighted


                                             Weighted    Average

                     Weighted
                              Number         Average
Remaining
     Number          Average
Range of                      Outstanding    Exercise
Contractual
     Exercisable     Exercise
Exercise Prices               (000)          Price        Life

     (000)           Price
---------------- ---------    -----------   -----------
-----------
     --------        ---------

Less than $2                       39          $1.88          2.1

          2             $1.90
$2.01 to $3.00                    257           2.79          3.1

         48              2.62
$3.01 to $4.00                    443           3.71          1.7

        338              3.84
$4.01 to $5.00                     --             --          --

         --                --
$5.01 to $6.00                    150           5.63          4.6
$6.01 to $7.00                     --             --           --

         --                --
$7.01 to $8.00                     --             --           --

         --                --
$8.01 to $9.00                     25           8.50          4.6

         --                --
                                  ---

        ---
                                  914           3.82          2.7

        388              3.68
                                  ===

        ===



(8) RETIREMENT BENEFITS

The only qualified retirement plan for employees is the Cobra Electronics Corporation Profit Sharing and 401(k) Incentive Savings Plan (the "Plan"). The company may make a discretionary annual profit sharing contribution that is allocated among accounts of persons employed by the company for more than one year, prorated based on the compensation paid to such persons during the year. Profit sharing expense for 1997 and 1996 was $169,000 and $55,000, respectively. There were no profit sharing contributions in 1995.

As of December 31, 1997 and 1996, deferred compensation of $2.2 million and $2.0 million, respectively, was recorded as a long-term liability. The current portion of the deferred compensation liability was included in accrued salaries and commissions, and amounted to $253,000 at December 31, 1997. There was no current portion at December 31, 1996. Deferred compensation obligations arise pursuant to outstanding key executive employment agreements, the majority of which relates to the former president and chief executive officer.

(9) RELATED PARTY TRANSACTIONS

In August 1997, the company exchanged its note receivable from the company's president and chief executive officer, of approximately $1.9 million, for 300,000 common shares owned by the executive. In 1990, pursuant to an employment agreement, the executive exercised options on 375,000 common shares by executing a note with the company in the amount of $1.25 million. The face amount of the note plus accrued interest amounted to $1.9 million at the date of exchange.

(10) COMMITMENTS

At December 31, 1997 and 1996, the company had outstanding inventory purchase orders with suppliers totaling approximately
$21.1 million and $23.8 million, respectively.


(11) INDUSTRY SEGMENT INFORMATION

The company operates in only one business segment--consumer electronics. Excluding company-owned tooling at suppliers with a net book value of $906,000 at December 31, 1997, assets located outside the United States are not material. Foreign sales were $19.1 million, $10.1 million and $12.2 million in 1997, 1996 and 1995, respectively. For 1996, sales to one customer totaled 10.7%
of consolidated net sales. There were no sales in excess of 10% of consolidated net sales to a single customer or a group of entities under common control in 1997 and 1995. The company does not believe that the loss of any one customer would have a material adverse effect on its business.


(12) ADVERTISING BARTER CREDITS

During 1992, the company received $3.8 million of advertising credits in exchange for certain discontinued products. These credits can be used to reduce the cash cost of a variety of media services (by 30 to 50 percent) prior to their expiration in December 1998. The company is exploring opportunities to exchange a portion of the credits for various goods and services used by the company as well as the outright sale of the credits to third parties. During 1997, 1996, and 1995, the company utilized credits of approximately $10,000, $20,000, and $329,000, respectively. In 1997, 1996 and 1995 the company recorded charges of $1.1 million, $1.2 million and $.1 million, respectively to reduce the credits to their estimated net realizable value. The net carrying value of the credits at December 31, 1997 and 1996 was $0 and $1.2 million, respectively.


(13) OTHER ASSETS

In addition to the advertising barter credits, other assets at December 31, 1997 and 1996 included the cash value on officer life insurance policies of $3.9 million and $3.4 million, respectively.
The cash value of officer life insurance policies is pledged as collateral for the company's secured lending agreement and is maintained to fund deferred compensation obligations (see Notes 3 and 8).

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

Quarterly Financial Data (Unaudited)
(In thousands, except per share amounts)

                                                         Quarter
Ended

------------------------------------------------------------------------------------------
                         March 31               June 30

September 30           December 31
                  ---------------------  ---------------------
---------------------  ---------------------
                     1997       1996        1997       1996
1997       1996        1997       1996
                  ---------- ----------  ---------- ----------
---------- ----------  ---------- ----------
Net sales.........$ 17,915   $ 19,272    $29,472   $  21,395
$31,353   $  25,388    $ 25,358  $  24,269

Cost of sales.....  14,403      16,139     23,776      17,260
24,585      20,657      19,783     19,898
Gross profit......   3,512       3,133      5,696       4,135
6,768       4,731       5,575      4,371
Selling, general
  and administra-
  tive expense....   3,134       3,417      4,147       3,622
5,022       3,873       4,352      3,462
Operating income
  (loss)..........     378        (284)     1,549         513
1,746         858       1,223        909
Gain on sale of
  building........      --          --         --          --
1,132          --          --         --

Net income (loss).      93        (583)     1,249         284
2,625         410         725        490

Net income (loss)
  per share (a):
 Basic.............   0.01       (0.09)      0.20         0.05
0.43        0.07        0.12        0.08
 Diluted...........   0.01       (0.09)      0.20         0.05
0.39        0.07         0.11       0.08

Weighted average
 shares outstanding
 Basic.............  6,242       6,230      6,242       6,230
6,170       6,230       6,173      6,231
 Diluted...........  6,332       6,230      6,308       6,263
6,652       6,272       6,643      6,306


(a) The total quarterly income per share may not equal the annual amount because net income per share is calculated independently for each quarter.

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Shareholders of Cobra Electronics Corporation
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Cobra Electronics Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule for the three years ended December 31, 1997, listed in the Index at Item 14.

These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsi-bility is to express an opinion on the financial statements and financial statement schedule based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cobra Electronics Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 27, 1998

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

          ACCOUNTING AND FINANCIAL DISCLOSURE

None


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

The executive officers of the Registrant are as follows:


Name, Age and         Has Held Present  Prior Business Experience
Present Position      Position Since    in Past Five Years
--------------------  ----------------  -------------------------

James Bazet, 49,          January 1998  President and Chief
President
and                           Executive Officer, Ryobi
Chief Executive Officer*                Motor Products Floor Care
                                        Division, 1995 - 1997,
                                        President and Chief
                                        Executive Officer,
Code-A-
                                      Phone Corporation, 1991-

                                    1994.


Carl Korn, 76,            Nov. 1961
Chairman*

Jerry Kalov, 62,          July 1997      President and Chief
Vice Chairman*                           Executive Officer, 1986-

                                       January 1, 1998; retired
                                         January 1, 1998


Gerald M. Laures, 50,     Mar. 1994      Corporate Secretary,
Vice President-Finance                   July 1989 to present;
and Corporate Secretary*                 Corporate Controller
                                         June 1988 to March 1994.

Anthony Mirabelli, 56,   Feb. 1997      Vice President of
Senior Vice President,                   Marketing, Uniden
America
Marketing and Sales                      Corporation, 1992 -
1997.

* Is also a director.

ITEM 11.  EXECUTIVE COMPENSATION

Information in response to this item will be set forth in a definitive proxy statement to be filed by the company pursuant to Regulation 14A within 120 days after the close of the company's 1997 fiscal year, and such information, other than the information required by Item 402(k) ("Board Compensation Committee Report on Executive Compensation") and Item 402(l) ("Performance Graph") under Regulation S-K adopted by the Securities and Exchange Commission, is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information in response to this item will be set forth in a definitive proxy statement to be filed by the company pursuant to Regulation 14A within 120 days after the close of the company's 1997 fiscal year, and such information is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item will be set forth in a definitive proxy statement to be filed by the company pursuant to Regulation 14A within 120 days after the close of the company's 1997 fiscal year, and such information is hereby incorporated by reference.

                           PART IV
                           -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K


     Index to Consolidated Financial Statements and Schedules
     --------------------------------------------------------

                                                         Page or
                                                         Schedule
       Description                                       Number
       ------------------------------------------------  --------
[a] 1. Consolidated Statements of Operations for the
          three years ended December 31,997............     18

       Consolidated Balance Sheets as of December 31,
          1997 and 1996................................     19-20

       Consolidated Statements of Cash Flows for the
          three years ended December 31, 1997..........     21

       Consolidated Statements of Shareholders' Equity
          for the three years ended December 31, 1997..     22

       Notes to Consolidated Financial Statements......     23-34

       Quarterly Financial Data........................     35

       Independent Auditors' Report....................     36

[a] 2. Schedule:

       Valuation and Qualifying Accounts - 1997, 1996
          and 1995.....................................

       All other financial schedules have been omitted because the required information is contained in the consolidated financial statements and notes thereto, or such information is not applicable.

[a] 3. Exhibits:

       See Index to Exhibits on pages 41 through 44


[b]    During the three months ended December 31, 1997 the
Company
filed no Current Reports on Form 8-K.

                                                    Schedule II

                   COBRA ELECTRONICS CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS
            FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                          (in thousands)
            -------------------------------------------

                                      Balance at     Additions
Deductions                  Balance at
                                      beginning     charged to

from                       end of
                                      of period       expense
reserves      Other,net      period
                                     ----------     ----------
----------     ----------  -----------
1997
----------------------------------
Allowance for doubtful account....   $    792      $    127
$
(7)[a]  $     46  [c]    $   958

Reserve for disposal of
  discontinued operation..........   $    658      $
$
(658)[e]  $   ---         $      0

Advertising barter credit
 valuation allowance..............   $  2,041      $  1,144
$
---       $   ---         $  3,185

Tax valuation allowance...........   $ 15,596      $    ---
$
---       $ (1,840)[d]    $ 13,756


1996
----------------------------------
Allowance for doubtful account....   $  1,451      $   (400)
$
(349)[a]  $     90  [c]    $   792

Reserve for disposal of
  discontinued operation..........   $    274      $    384
$
---       $   ---        $    658

Advertising barter credit
 valuation allowance..............   $    841      $  1,200
$
---       $   ---         $  2,041

Tax valuation allowance...........   $ 15,675      $    ---
$
---       $   (79) [d]    $ 15,596


1995
----------------------------------
Allowance for doubtful account....   $    638      $    440
$
(42) [a]  $   415 [c]      $ 1,451

Reserve for disposal of
  discontinued operation..........   $    501      $    ---
$
(227)      $   ---         $    274
Advertising barter credit
 valuation allowance..............   $    715      $    126
$
---       $   ---         $    841

Tax valuation allowance...........   $ 15,671      $    ---
$
---       $     4 [b]     $ 15,675


[a] Uncollectible accounts written off.

[b] Increase in allowance to offset additional net operating loss carryforwards generated during the year, net of carryforwards expiring, and the inability of the company to realize certain tax assets because of its operating loss.

[c] Net adjustments to the reserve with an offsetting entry to receivables.

[d] Decrease in allowance reflects the change in net deferred tax assets excluding alternative minimum income tax paid in 1997 and 1996.

[e] All assets related to discontinued operations were sold in 1997.

                         SIGNATURES
                         ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COBRA ELECTRONICS CORPORATION

                            /S/ Gerald M. Laures
                            --------------------------
                                 Gerald M. Laures
                                  Vice President - Finance
                                 and Corporate Secretary


Dated:  March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.


/S/ James Bazet                       Director, President
and Chief Executive    ---------------------   Officer
James Bazet

/S/ Carl Korn               Director and Chairman of the
Board
---------------------
Carl Korn

/S/ Jerry Kalov             Director and Vice Chairman of
the Board ---------------------
Jerry Kalov

/S/ William P. Carmichael   Director
---------------------
William P. Carmichael

/S/ Samuel B. Horberg       Director
----------------------
Samuel B. Horberg

/S/ Gerald M. Laures        Director, Vice President -
Finance and
----------------------  Secretary (Principal Financial and
Gerald M. Laures        Accounting Officer)

/S/ Harold D. Schwartz      Director
-----------------------
Harold D. Schwartz

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

10-19 Amendment No. 6 to the Loan and Security Agreement between Registrant and Congress Financial
Corporation (Central) dated as of November 12,
1994--Filed as exhibit No. 10-17 to the
Registrant's Form 10-K for the year ended December
31, 1994 (File No. 0-511), hereby incorporated by reference.

10-20 Amendment No. 7 to the Loan and Security Agreement between Registrant and Congress Financial
Corporation (Central) dated as of December 14,
1994--Filed as exhibit No. 10-18 to the
Registrant's Form 10-K for the year ended December
31, 1994 (File No. 0-511), hereby incorporated by reference.

10-21 Amendment No. 8 to the Loan and Security Agreement between Registrant and Congress Financial
Corporation (Central) dated as of January 20,
1995--Filed as exhibit No. 10-19 to the
Registrant's Form 10-K for the year
         ended December 31, 1994 (File No. 0-511), hereby incorporated by reference.

10-22 #  Executive Employment Agreement dated as of
September 23, 1994--Filed as exhibit No. 10-20 to the Registrant's Form 10-K for the year ended
December 31, 1994 (File No. 0-511), hereby incorporated by reference.

10-23 # Amendment to the Key Executive Employment Agreement dated as of December 15, 1994--Filed as exhibit No.
         10-21 to the Registrant's Form 10-K for the year ended
         December 31, 1994 (File No. 0-511), hereby incorporated
         by reference.

10-24 # Amended and Restated Term Loan Promissory Note dated as of December 15, 1994--Filed as exhibit No. 10-22 to the
         Registrant's Form 10-K for the year ended December
31,
         1994 (File No. 0-511), hereby incorporated by reference.

10-25    1995 Key Employees Nonqualified and Incentive Stock
         Option Plan.

10-26    Letter of Intent with Code 3.

10-27    Trademark License Agreement with General Motors
         Corporation Service Parts Operations.

10-28    Amendment No. 9 to the Loan and Security Agreement
between           Registrant and Congress Financial
Corporate (Central)           dated as of October 31, 1996.

10-29    Non-Exclusive License Agreement between Cobra
Electronics           Corporation and Yupiteru Industries
Co., Ltd. dated as of           May 21, 1996.

10-30    Non-Exclusive License Agreement between Cobra
Electronics           Corporation and Sunkyong America, Inc.
Dated as of May 1,           1996.

10-31    Employment Agreement between Cobra Electronics
Corporation           and Anthony Mirabelli dated January
31, 1997.

10-32    Termination of Safe Harbor Lease between Cobra
Electronics           Corporation and the Department of
Transportation of                  Maryland dated as of
November 15, 1996.

10-33     Employment Agreement between Cobra Electronics
          Corporation and James R.Bazet dated April 21, 1997--
           filed as Exhibit No. 10-31 to the Registrant's Form
          10-Q for the quarter ended June 30, 1997.

10-34    Amendment to Employment Agreement between Cobra
         Electronics Corporation and Jerry Kalov dated December
         15, 1994, as amended thereafter--filed as Exhibit No.
         10-32 to the Registrant's Form 10-Q for the quarter ended June 30, 1997.

10-35*   Loan and Security Agreement between Cobra
         Electronics Corporation, LaSalle Business Credit,
         Inc., and LaSalle National Bank dated as of February 3, 1998.

21 *     Subsidiaries of the Registrant.

23 *     Consent of Deloitte & Touche LLP

27 * Financial data schedule required under Article 5 of Regulation S-X.


------------------------------------------------------------
*  Filed herewith.
#  Executive compensation plan or arrangement.

EXHIBIT 23




INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in Registration Statement Nos. 33-25973, 33-24459 and 33-32609 of Cobra
Electronics Corporation on Forms S-8 of our report dated February 27, 1998, appearing in this Annual Report on Form 10-K of Cobra Electronics Corporation for the year ended December 31, 1997.



Deloitte & Touche LLP

Chicago, Illinois



February 27, 1998

EXHIBIT NO. 35


                       LOAN AND SECURITY AGREEMENT


Dated as of February 3, 1998

among COBRA ELECTRONICS CORPORATION, as Borrower

and LASALLE BUSINESS CREDIT, INC., as Collateral Agent and
Lender

and LASALLE NATIONAL BANK, as Administrative Agent and
Lender

$35,000,000

                        TABLE OF CONTENTS

                                                        Page

1. DEFINITIONS                                            1

2. REVOLVING LOANS

3. LETTERS OF CREDIT                                     14

4. INTEREST, FEES AND CHARGES                            15

5. LOAN ADMINISTRATION                                   18

6. SETTLEMENTS, DISTRIBUTIONS AND
   APPORTIONMENT OF PAYMENTS                             21

7. GRANT OF SECURITY INTEREST                            22

8. PRESERVATION OF COLLATERAL AND PERFECTION
   OF SECURITY INTERESTS THEREIN                         23

9. POSSESSION OF COLLATERAL AND RELATED MATTERS          23

10. COLLECTIONS                                          23

11. SCHEDULES AND REPORTS                                23

12. TERMINATION                                          27

13. REPRESENTATIONS AND WARRANTIES                       28

14. COVENANTS                                            32

15. CONDITIONS PRECEDENT                                 37

16. DEFAULT                                              38

17. REMEDIES UPON AN EVENT OF DEFAULT                    40

18. AGENT                                                41

19. INDEMNIFICATION                                      46

20. NOTICES                                              47

21. CHOICE OF GOVERNING LAW AND CONSTRUCTION             47

22. FORUM SELECTION AND SERVICE OF PROCESS               47

23. ASSIGNABILITY                                        48

24. AMENDMENTS, ETC.                                     50

25. NONLIABILITY OF AGENT AND LENDERS                    51

26. HEADINGS OF SUBDIVISIONS                             51

27. POWER OF ATTORNEY                                    51

28. WAIVER OF JURY TRIAL; OTHER WAIVERS; CONFIDENTIALITY 51

                   LOAN AND SECURITY AGREEMENT

THIS LOAN AND SECURITY AGREEMENT ("Agreement") is made as of this 3rd day of February, 1998 by and among LASALLE BUSINESS CREDIT, INC., a Delaware corporation ("LBCI"), as a lender and as collateral agent ("Collateral Agent") for all "Lenders" (as hereinafter defined) with its principal office at 135 South LaSalle Street, Chicago, Illinois 60603, LASALLE NATIONAL BANK, a national banking association ("LaSalle") as a lender and as administrative agent ("Administrative Agent") for all Lenders with an address at 135 South LaSalle Street, Chicago, Illinois 60603, all other Lenders from time to time a party to the Agreement and COBRA ELECTRONICS CORPORATION, a Delaware corporation ("Borrower"), with its principal office at 6500 West Cortland Street, Chicago, Illinois 60707.

                         W I T N E S S E T H

WHEREAS, from time to time Borrower may request Agents and Lenders to make loans and advances to and extend certain credit accommodations to Borrower, and the parties wish to provide for the terms and conditions upon which such loans, advances and credit accommodations shall be made;

NOW, THEREFORE, in consideration of any loans, advances and credit accommodations (including any loans by renewal or extension) hereafter made to Borrower by Agents and Lenders, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by Borrower, the parties agree as follows:

                            DEFINITIONS

General Definitions

"Account," "Account Debtor," "Chattel Paper," "Documents,"
"Equipment," "General Intangibles," "Goods," "Instruments,"
"Inventory," and "Investment Property" shall have the respective meanings assigned to such terms, as of the date of this Agreement, in the Illinois Uniform Commercial
Code.

"Administrative Agent" shall mean LaSalle or its successor appointed pursuant to paragraph 18 hereof, acting in its capacity as administrative agent on behalf of all Lenders.

"Affiliate" shall mean, with respect to any Person, any other Person (i) directly or indirectly controlling or controlled by or under direct or indirect common control with such Person or (ii) directly or indirectly owning or holding five percent (5%) or more of the equity interest in such Person. For purposes of this definition, "control" when used with respect to any Person means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms
"controlling" and "controlled" have meanings correlative to the foregoing.

"Agents" shall mean Collateral Agent and Administrative
Agent, collectively.

"Aggregate Revolving Loan Commitment" shall mean the sum of the Revolving Loan Commitments of each Lender.

"Benefit Plan" shall mean an employee pension benefit plan of any Borrower or an ERISA Affiliate, as defined in Section
3(2) of ERISA, which is subject to Title IV of ERISA.

"Borrowing Base" shall have the meaning specified in paragraph 2(b)(i) hereof.

"Breakage Costs" shall have the meaning specified in paragraph 5(c)(iv) hereof.

"Business Day" shall mean (i) any day other than a Saturday, Sunday, or such other day as banks in Chicago, Illinois are authorized or required to be closed for business, and (ii) with respect to notices and determinations in connection with LIBOR Loans, any day included in (i) above and which is also a day for trading by and between banks in U.S. dollar deposits in London, England.

"Capital Expenditures" shall mean, with respect to any period, the aggregate of all expenditures (whether paid in cash or accrued as liabilities and including expenditures for capitalized lease obligations) by Borrower during such period that are required by GAAP to be included in or reflected by the property, plant or equipment or similar fixed asset accounts (or in intangible accounts subject to amortization) in the balance sheet of Borrower.

"Change of Control" shall mean the acquisition by any Person, or two or more Persons acting in concert (other than any member of existing management as of the date hereof), of beneficial ownership (within the meaning of Rule 13-d-3 of the Securities and Exchange Commission under the federal Securities Exchange Act of 1934, as amended) of more than fifty percent (50%) of the outstanding shares of voting stock of Borrower.

"Closing Date" shall mean the date upon which the initial
Loan is made.

"Closing Document List" shall have the meaning specified in paragraph 15(a)(i) hereof.

"Collateral" shall mean all of the personal property of Borrower described in paragraph 8 hereof, all of the real property of Borrower described in the Mortgages and all other real or personal property of any Obligor or any other Person now or hereafter pledged to Collateral Agent, for the benefit of Agents and Lenders, to secure, either directly or indirectly, repayment of any of the Liabilities.

"Continuation" shall have the meaning specified in paragraph
5 hereof.

"Conversion" shall have the meaning specified in paragraph 5 hereof.

"Default" shall mean any event, condition or default which with the giving of notice, the lapse of time or both would be an Event of Default.

"Eligible Account" shall mean an Account owing to Borrower which is acceptable to Collateral Agent, in its reasonable credit judgment for lending purposes. Collateral Agent shall, in general, consider an Account to be an Eligible
Account if it meets, and so long as it continues to meet, the following requirements:

it is genuine and in all respects is what it purports to be;

it is owned by Borrower and Borrower has the right to subject it to a security interest in favor of Collateral
Agent;

it arises from (A) the performance of services by Borrower and such services have been fully performed and acknowledged and accepted by the Account Debtor thereunder; or (B) the sale of Goods by Borrower, and such Goods have been completed in accordance with the Account Debtor's specifications (if any) and delivered to and accepted by the Account Debtor, such Account Debtor has not refused to accept and has not returned or offered to return any of the Goods, or has not refused to accept any of the services, which are the subject of such Account, and Borrower has possession of, or has delivered to Collateral Agent, at Collateral Agent's request, shipping and delivery receipts evidencing delivery of such Goods;

it is evidenced by an invoice rendered to the Account Debtor thereunder, is due and payable within one hundred eighty
(180) days after the stated invoice date thereof and does not remain unpaid more than sixty (60) days past the due date thereof; provided, however, that if more than fifty percent (50%) of the aggregate dollar amount of invoices owing by a particular Account Debtor are due and payable more than one hundred eighty (180) days past the stated invoice dates thereof or remain unpaid for more than sixty
(60) days past the due dates thereof, then all Accounts owing to Borrower by that Account Debtor shall be deemed ineligible;

it is not subject to any prior assignment, claim, lien, security interest or encumbrance whatsoever, other than Permitted Liens;

it is a valid, legally enforceable and unconditional obligation of the Account Debtor thereunder, and is not subject to setoff, counterclaim, credit, allowance or adjustment by such Account Debtor, or to any claim by such Account Debtor denying liability thereunder in whole or in part;

it does not arise out of a contract or order which fails in any material respect to comply with the requirements of applicable law;
the Account Debtor thereunder is not a director, officer, employee or agent of Borrower, or a Subsidiary, Parent or Affiliate of Borrower;

it is not an Account with respect to which the Account
Debtor is the United States of America or any department, agency or instrumentality thereof, unless Borrower assigns its right to payment of such Account to Collateral Agent pursuant to, and in full compliance with, the Assignment of Claims Act of 1940, as amended;

it is not an Account with respect to which the Account Debtor is located in a state which requires Borrower, as a precondition to commencing or maintaining an action in the courts of that state, either to (A) receive a certificate of authority to do business and be in good standing in such state, or (B) file a notice of business activities report or similar report with such state's taxing authority, unless
(x) Borrower has taken one of the actions described in clauses (A) or (B), (y) the failure to take one of the actions described in either clause (A) or (B) may be cured retroactively by Borrower at its election, or (z) Borrower has proven, to Collateral Agent's satisfaction, that it is exempt from any such requirements under any such state's laws;

it is an Account which arises out of a sale made in the ordinary course of Borrower's business;

the Account Debtor is a resident or citizen of, and is located within, the United States of America or Canada;

it is not an Account with respect to which the Account Debtor's obligation to pay is conditional upon the Account Debtor's approval of the Goods or services or is otherwise subject to any repurchase obligation or return right, as with sales made on a bill-and-hold, guaranteed sale, sale on approval, sale or return or consignment basis;

it is not an Account (A) with respect to which any representation or warranty contained in this Agreement is untrue or (B) which violates any of the covenants of Borrower contained in this Agreement;

it is not an Account which, when added to a particular Account Debtor's other indebtedness to Borrower, exceeds the lesser of ten percent (10%) (or, with respect to the Account Debtors listed on Exhibit C hereto, the corresponding percentages listed on such Exhibit C) of the aggregate of Borrower's Accounts or a credit limit determined by Collateral Agent in its reasonable credit judgment for that Account Debtor, provided, however, that Accounts excluded from Eligible Accounts solely by reason of this paragraph 1(a)(xv) shall be Eligible Accounts to the extent of such credit limit;

it is not an Account with respect to which the prospect of payment or performance by the Account Debtor is or will be impaired, as determined by Collateral Agent in its reasonable credit judgment.

"Eligible Inventory" shall mean First Quality Finished Goods and Refurbished and Repair Inventory of Borrower which is acceptable to Collateral Agent, in its reasonable credit judgment, for lending purposes. Without limiting Collateral Agent's discretion, Collateral Agent shall, in general, consider Inventory to be Eligible Inventory if it meets, and so long as it continues to meet, the following requirements:

it is owned by Borrower and Borrower has the right to subject it to a security interest in favor of Collateral
Agent;

it is located on the premises listed on Exhibit A and is not in transit except for Inventory of Borrower which is in transit to locations listed on Exhibit A hereto which Inventory was the subject of documentary Letters of Credit drawn upon prior to receipt by Borrower of the Inventory subject thereto or was purchased by Borrower on open account and as to which title to such Inventory has passed including receipt of all documents of title, provided, that Collateral Agent and Lenders shall not have outstanding advances with respect to Inventory which is in transit and purchased on open account, as described above, in excess of Two Million Dollars ($2,000,000) at any time;

it is not subject to any prior assignment, claim, lien, security interest or encumbrance whatsoever, other than Permitted Liens;

it is not work in process and is held for sale or furnishing under contracts of service, it is (except for Refurbished and Repair Inventory which is in saleable condition (with respect to refurbished Inventory held for resale), or with respect to Inventory returned for repair, which is capable of being repaired within thirty (30) days, and as Collateral Agent may otherwise consent in writing) new and unused and free from defects which would, in Collateral Agent's reasonable credit judgment, affect its market value;

it is not stored with a bailee, consignee, warehouseman, processor or similar party unless Collateral Agent has given its prior written approval and Borrower has caused any such bailee, consignee, warehouseman, processor or similar party to issue and deliver to Collateral Agent, in form and substance acceptable to Collateral Agent in its reasonable determination, such UCC financing statements, warehouse receipts, waivers and other documents as Collateral Agent shall require;

Collateral Agent has determined in accordance with Collateral Agent's customary business practices that it is not unacceptable due to age, type, category or quantity; provided, that for purposes hereof, Inventory of each product line (other than new products introduced during the immediately preceding twelve (12) months) consisting of First Quality Finished Goods Inventory in excess of the immediately preceding twelve (12) months of sales of such Inventory, shall be ineligible to the extent of such excess; and

it is not Inventory (A) with respect to which any of the representations and warranties contained in this Agreement are untrue or (B) which violates any of the covenants of Borrower contained in this Agreement.

"Event of Default" shall have the meaning specified in paragraph 17 hereof.

"Excess Availability" shall mean, as of any date of determination by Collateral Agent, the excess, if any, of
(i) the amount of Revolving Loans available to Borrower pursuant to paragraph 2(b) over (ii) the outstanding Revolving Loans, in each case as of the close of business on such date. For purposes of calculating Borrower's Excess Availability and the amount of the Revolving Loans available to Borrower pursuant to paragraph 2(b) relating thereto, all of Borrower's trade payables and payments on outstanding debt, other than the Liabilities hereunder, which remain unpaid more than thirty (30) days after the due dates thereof shall, on the date of the determination of Excess Availability, be deemed to have been paid by Borrower by borrowing Revolving Loans.

"Exhibit A" shall mean the exhibit entitled Exhibit A -
Business and Collateral Locations which is attached hereto and made a part hereof.

"Exhibit B" shall mean the exhibit entitled Exhibit B -
Officer's Certificate which is attached hereto and made a part hereof.

"Exhibit C" shall mean the exhibit entitled Exhibit C -
Account Debtor Concentration Limits which is attached hereto and made a part hereof.

"Exhibit D" shall mean the exhibit entitled Exhibit D -
Assignment and Acceptance Agreement which is attached hereto and made a part hereof.

"Finished Goods Availability" shall mean, (i) during the Seasonal Increase Period, up to sixty-five percent (65%) of Borrower's Eligible Inventory consisting of First Quality
Finished Goods, and (ii) at all other times, up to fifty-five percent (55%) of Borrower's Eligible Inventory consisting of First Quality Finished Goods, in each case, valued at cost on a first-in, first-out basis.

"First Quality Finished Goods" shall mean finished goods inventory other than Refurbished and Repair Inventory, which are not remanufactured products, defective goods, seconds or returned goods (except unopened, first quality goods returned in respect of stock adjustments).

"Fiscal Year" shall mean with respect to Borrower the twelve
(12) month accounting period of Borrower commencing  January
1st of each calendar year and ending December 31st of such calendar year.

"GAAP" shall mean generally accepted accounting principles and policies in the United States as in effect from time to time.

"Indemnified Party" shall have the meaning specified in paragraph 19 hereof.

"Interest Period" shall mean for any LIBOR Rate Loan the period commencing on the date of the borrowing thereof and ending one, two, three or six months thereafter, provided, however, that Borrower may not select any Interest Period that ends after the Original Term, or if applicable, the Renewal Term. Whenever the last day of an Interest Period would otherwise occur on a day other than a Business Day, the last day of such Interest Period shall be extended to occur on the next succeeding Business Day; provided, that if such extension would cause the last day of such Interest Period to occur in the next following calendar month, the last day of such Interest Period shall occur on the next preceding Business Day.

"Inventory Sublimit" shall mean, (i) during the Seasonal
Increase Period, one hundred ten percent (110%) of Borrower's Eligible Accounts, and (ii) at all other times, one hundred percent (100%) of Borrower's Eligible
Accounts.

"Issuing Bank" shall mean LaSalle or any other financial institution acceptable to Agents.

"Letters of Credit" shall mean those documentary or stand-by letters of credit issued by Issuing Bank for Borrower's account in accordance with the terms of paragraph 3 hereof.

"Letter of Credit Availability" shall mean, (i) during the Seasonal Increase Period, up to sixty-five percent (65%) of the face amount of documentary Letters of Credit issued by Issuing Bank and acceptable to Collateral Agent, and (ii) at all other times, fifty-five percent (55%) of the face amount of documentary Letters of Credit issued by Issuing Bank and acceptable to Collateral Agent, provided that in no event shall the aggregate amount of such documentary Letters of Credit exceed Fifteen Million Dollars ($15,000,000).

"Letter of Credit Obligations" shall mean, as of any date of determination, the sum of (i) the aggregate undrawn face amount of all Letters of Credit and (ii) the aggregate unreimbursed amount of all drawn Letters of Credit not already converted to a Loan hereunder.

"Liabilities" shall mean any and all obligations,liabilities and indebtedness of Borrower to Agents and/or Lenders or to any parent, affiliate or subsidiary of any Agent and/or any Lender of any and every kind and nature, howsoever created, arising or evidenced and howsoever owned, held or acquired, whether now or hereafter existing, whether now due or to become due, whether primary, secondary, direct, indirect, absolute, contingent or otherwise (including, without limitation, obligations of performance), whether several, joint or joint and several, and whether arising or existing under written or oral agreement or by operation of law.

"LIBOR Rate" shall mean, with respect to the Interest Period applicable to the borrowing of a LIBOR Rate Loan, the rate obtained (rounded upwards to the nearest 1/100 of 1%) by dividing (i) the rate of interest per annum offered to Collateral Agent in the London interbank foreign currency deposits market as of approximately 9:00 A.M. (Chicago time) two (2) Business Days prior to the commencement of such Interest Period for U.S. dollar deposits of amounts in immediately available funds comparable to the principal amount of the LIBOR Rate Loan for which the LIBOR Rate is being determined with maturities comparable to the Interest Period for which such LIBOR Rate will apply, by (ii) a percentage equal to 1 minus the stated reserve (expressed as a decimal), if any, required to be maintained against "Eurocurrency liabilities" as specified in Regulation D of the Board of Governors of the Federal Reserve System as from time to time shall be in effect (or against any other category of liabilities, which includes deposits, by reference to which the interest rate on LIBOR Rate Loans is determined or any category of extensions of credit on other assets, which includes loans by a non-U.S. office of Collateral Agent to U.S. Residents). In the absence of manifest error, each determination by Collateral Agent of the applicable LIBOR Rate shall be deemed conclusive.

"LIBOR Rate Loan" shall mean a Revolving Loan that bears interest based on the LIBOR Rate.

"Loan" or "Loans" shall mean any and all Revolving Loans made by Agents and Lenders to Borrower pursuant to paragraph
2 hereof and all other loans, advances and financial accommodations made by Agents and Lenders to or on behalf of Borrower hereunder.

"Lock Box" and "Blocked Account" shall have the meanings specified in paragraph 10 hereof.

"Material Adverse Effect" shall mean with respect to any event, act, condition or occurrence of whatever nature (including any adverse determination in any litigation, arbitration or governmental investigation or proceeding), whether singly or in conjunction with any other event or events, act or acts, condition or conditions, occurrence or occurrences, whether or not related, a material adverse change in, or a material adverse effect upon, any of the business, property, assets, operations, condition (financial or otherwise) of Borrower.

"Maximum Loan Amount" shall mean with respect to any Lender, the maximum amount of Loans which such Lender has agreed to make to Borrower as set forth on the signature page hereto or in an Assignment and Acceptance Agreement executed by such Lender.

"Mortgage" shall mean each mortgage or deed of trust executed by Borrower in favor of Collateral Agent to secure the Liabilities.

"Note" shall mean any note now or hereafter executed by Borrower to the order of a Lender in connection with the Loans.

"Obligor" shall mean Borrower and each Person who is or shall become primarily or secondarily liable for any of the Liabilities; provided, however, that such term shall not include any Account Debtor.

"Original Term" shall have the meaning specified in paragraph 12 hereof.

"Other Agreements" shall mean all agreements, instruments and documents including, without limitation, guaranties, mortgages, trust deeds, pledges, powers of attorney, consents, assignments, contracts, notices, security agreements, leases, financing statements and all other writings heretofore, now or from time to time hereafter executed by or on behalf of Borrower or any other Person and delivered to any Agent or Lender or to any parent, affiliate or subsidiary of any Agent or Lender in connection with the Liabilities or the transactions contemplated hereby.

"Parent" shall mean any Person now or at any time or times hereafter owning or controlling (alone or with any other Person) at least a majority of the issued and outstanding stock or other similar ownership interest of Borrower or any Subsidiary.

"Permitted Liens" shall mean (i) statutory liens of landlords, carriers, warehousemen, mechanics, materialmen or suppliers incurred in the ordinary course of business and securing amounts not yet due or declared to be due by the claimant thereunder, (ii) liens or security interests in favor of Collateral Agent, (iii) zoning restrictions and easements, rights of way, licenses, covenants and other restrictions affecting the use of real property that do not individually or in the aggregate have a Material Adverse Effect on Borrower's ability to use such real property for its intended purpose in connection with Borrower's business,
(iv) liens securing the payment of taxes or other governmental charges not yet delinquent or being contested in good faith and by appropriate proceedings, (v) liens incurred or deposits made in the ordinary course of Borrower's business in connection with capitalized leases or purchase money security interests for purchase of, and applying only to, Equipment included in the permitted borrowings under paragraph 13(q) or permitted as Capital Expenditures under paragraph 14(m)(ii), the documents relating to such liens to be in form and substance acceptable to Collateral Agent, (vi) liens securing indebtedness owing by any Subsidiary to Borrower to the extent such indebtedness is permitted under paragraph 14(k), or to any other Subsidiary of Borrower, (vii) deposits to secure performance of bids, trade contracts, leases and statutory obligations (to the extent not excepted elsewhere herein); (viii) liens specifically permitted by Collateral Agent in writing as set forth on Schedule 1(a) attached hereto; (ix) any lien arising out of the refinancing, extension, renewal or refunding of any indebtedness secured by an lien permitted by any of the foregoing subparagraphs
(i) through (viii) inclusive; provided, that (a) such indebtedness is not secured by any additional assets, and
(b) the amount of such indebtedness is not increased, (x) pledges or deposits in connection with worker's compensation, unemployment insurance and other social security legislation, (xi) grants of security and rights of setoff in deposit accounts, securities and other properties held at banks or financial institutions to secure the payment or reimbursement under overdraft, acceptance and other facilities, and (xii) rights of setoff, banker's lien and other similar rights arising solely by operation of law.

"Person" shall mean any individual, sole proprietorship, partnership, limited liability company venture, trust, unincorporated organization, association, corporation, institution, entity, party or foreign or United States government (whether federal, state, county, city, municipal or otherwise), including, without limitation, any instrumentality, division, agency, body or department thereof.

"Prime Rate" shall mean the publicly announced prime rate of LaSalle in Chicago, Illinois, in effect from time to time.
The Prime Rate is not intended to be the lowest or most favorable rate of LaSalle in effect at any time.

"Prime Rate Loan" shall mean a Loan that bears interest based on the Prime Rate.

"Pro Rata Share" shall mean at any time, with respect to any Lender, a fraction (expressed as a percentage in no more than four (4) decimal places), the numerator of which shall be the Maximum Loan Amount of such Lender at such time and the denominator of which shall be the Total Credit Facility at such time.

"Real Estate Advance Rate" shall mean (i) seventy-five percent (75%) from the Closing Date through the day prior to the first anniversary of the Closing Date, (ii) sixty-seven and one-half percent (67.5%) from the first anniversary of the Closing Date through the day prior to the second anniversary of the Closing Date, (iii) sixty percent (60%) for the period from the second anniversary of the Closing Date through the day prior to the third anniversary of the Closing Date, and (iv) thereafter for each period from the anniversary of the Closing Date through the day prior to the next anniversary of the Closing Date, the Real Estate Advance Rate during the immediately preceding corresponding period, less seven and one-half percent (7.5%).

"Real Estate Availability" shall mean at any time the Real Estate Advance Rate at such time multiplied by the lesser of
(i) One Million Six Hundred Thousand Dollars ($1,600,000) and (ii) the appraised fair market value of Borrower's real property located at 6500 West Cortland, Chicago, Illinois, which appraisal shall be completed no later than February 28, 1998 and which appraisal may be updated or such real property reappraised at the request of Collateral Agent; provided, that prior to the occurrence of an Event of Default, such updates or reappraisals shall be conducted no more than once each year.

"Refurbished and Repair Inventory" shall mean Inventory which has been returned for repair and/or has been repackaged for immediate resale as a "factory refurbished" product.

"Refurbished Inventory Availability" shall mean up to the lesser of (i) Seven Hundred Fifty Thousand Dollars
($750,000) and (ii) twenty percent (20%) of Borrower's
Eligible Inventory consisting of Refurbished and Repair
Inventory.

"Renewal Term" shall have the meaning specified in paragraph
12 hereof.

"Requisite Lenders" shall mean at any time Lenders having, in the aggregate, Pro Rata Shares of more than fifty percent
(50%) at such time.

"Revolving Loans" shall have the meaning specified in paragraph 2 hereof.

"Revolving Loan Commitment" shall mean, with respect to any Lender, the maximum amount of Revolving Loans which such Lender has agreed to make to Borrower, subject to the terms and conditions of this Agreement, as set forth on the signature page hereto or an Assignment and Acceptance
Agreement executed by such Lender.

"Seasonal Increase Period" shall mean a period of one hundred eighty (180) consecutive days each year, selected by Borrower, occurring during the period from March 1 of each year through November 30 of such year.

"Subsidiary" shall mean any corporation of which more than fifty percent (50%) of the outstanding capital stock having ordinary voting power to elect a majority of the board of directors of such corporation (irrespective of whether at the time stock of any other class of such corporation shall have or might have voting power by reason of the happening of any contingency) is at the time, directly or indirectly, owned by Borrower or by any partnership or joint venture of which more than fifty percent (50%) of the outstanding equity interests are at the time, directly or indirectly, owned by Borrower.

"Tangible Net Worth" shall mean shareholders' equity as determined in accordance with GAAP consistently applied (including retained earnings) less the book value of all intangible assets including, without limitation, goodwill, intellectual property, advertising barter credits, prepaid expenses, net deferred tax assets and equity in foreign subsidiaries, determined by Collateral Agent on a consistent basis, plus the amount of any debt subordinated to Agents and Lenders on terms and conditions acceptable to Collateral Agent in its sole judgment.

"Total Credit Facility" shall mean the sum of Thirty-Five
Million Dollars ($35,000,000).

"Type" shall mean, with respect to any Loan, whether such Loan is a LIBOR Rate Loan or a Prime Rate Loan.

Accounting Terms and Definitions. Unless otherwise defined or specified herein, all accounting terms used in this Agreement shall be construed in accordance with GAAP, applied on a basis consistent in all material respects with the financial statements delivered by Borrower to Agents and Lenders on or before the Closing Date. All accounting determinations for purposes of determining compliance with the financial covenants contained in paragraph 14(m)shall be made in accordance with GAAP as in effect on the Closing Date and applied on a basis consistent in all material respects with the audited financial statements delivered to Agents and Lenders by Borrower on or before the Closing Date. The financial statements required to be delivered hereunder from and after the Closing Date, and all financial records, shall be maintained in accordance with GAAP. If GAAP shall change from the basis used in preparing the audited financial statements delivered to Agents and Lenders by Borrower on or before the Closing Date, the certificates required to be delivered pursuant to paragraph 11(j) demonstrating compliance with the covenants contained herein shall include, at the election of Borrower or upon the request of Collateral Agent, calculations setting forth the adjustments necessary to demonstrate how Borrower is in compliance with the financial covenants based upon GAAP as in effect on the Closing Date.

                         REVOLVING LOANS

Subject to the terms and conditions of this Agreement and the Other Agreements, during the Original Term and any Renewal Term, absent the existence of an Event of Default:

Each Lender, severally and not jointly agrees to make its Pro Rata Share of such revolving loans and advances (the "Revolving Loans") to Borrower as Borrower shall from time to time request up to such Lender's Revolving Loan Commitment, in accordance with the terms of paragraph 2(b) hereof provided, that Collateral Agent may, but shall not be obligated to make such Revolving Loans as a "Disproportionate Advance" (as defined below). The aggregate unpaid principal amount of all Revolving Loans outstanding at any one time made to Borrower shall not exceed the lesser of (i) the Borrowing Base and (ii) the Aggregate Revolving Loan Commitment minus the outstanding Letter of Credit Obligations. All Revolving Loans shall be repaid in full upon the earlier to occur of (A) the end of the Original Term or any Renewal Term, if any Lender or Borrower elects to terminate this Agreement as of the end of any such term and (B) the acceleration of the Liabilities pursuant to paragraph 18 of this Agreement. If at any time the outstanding principal balance of the Revolving Loans made to Borrower exceeds (i) the Borrowing Base or (ii) the Aggregate Revolving Loan Commitment minus the outstanding Letter of Credit Obligations, Borrower shall immediately, and without the necessity of a demand by Collateral Agent, pay to Collateral Agent such amount as may be necessary to eliminate such excess, and Collateral Agent shall apply such payment against the outstanding principal balance of the Revolving Loans provided, that if the outstanding principal balance of the Revolving Loans exceeds the Borrowing Base or any portion of the Revolving Loans exceeds any applicable sublimit set forth in paragraph 2(b) hereof (such excess being an "Interim Advance"), the Collateral Agent may, in its sole discretion, permit such Interim Advance to remain outstanding and continue to advance Revolving Loans to Borrower on behalf of Lenders without the consent of any Lender for a period of up to ten (10) calendar days, so long as (i) the amount of the Interim Advance does not at any time exceed One Million Dollars ($1,000,000), (ii) the aggregate outstanding principal balance of the Revolving Loans does not exceed the Aggregate Revolving Loan Commitment and (iii) Collateral Agent has not been notified by Requisite Lenders to cease making such advances. If the Interim Advance is not repaid in full within ten (10) days of the initial occurrence of the Interim Advance, no future advances may be made to Borrower without the consent of all Lenders until the Interim Advance is repaid in full. In addition, if at any time the sum of (A) the outstanding principal balance of the Loans and (B) the outstanding Letter of Credit Obligations exceeds the Total Credit Facility, Borrower shall immediately and without the necessity of a demand by Collateral Agent pay to Collateral Agent such amount as may be necessary to eliminate such excess, and Collateral Agent shall apply such payment against the outstanding principal balance of the Loans in such order as Collateral Agent shall determine in its sole discretion. Borrower hereby authorizes Collateral Agent to charge any of Borrower's accounts to make any payments of principal or interest required by this Agreement. All Revolving Loans shall, in Collateral Agent 's sole discretion, be evidenced by one or more promissory notes delivered to each Lender in form and substance satisfactory to Collateral Agent. However, if such Revolving Loans are not so evidenced, such Revolving Loans may be evidenced solely by entries upon the books and records maintained by Collateral Agent. Neither Agent nor any Lender shall be responsible for any failure by any other Lender to perform its obligations to make advances hereunder, and the failure of any Lender to make its Pro Rata Share of any advance hereunder shall not relieve any other Lender of its obligation, if any, to make its Pro Rata Share of any Loans hereunder.

Lenders shall make Revolving Loans to Borrower in the aggregate up to the lesser of the following amounts, the amount calculated pursuant to subparagraph (i) below being the "Borrowing Base":

an amount equal to the sum of: (A) up to seventy-five percent (75%) of the face amount of Eligible Accounts plus,
(B) the lesser of (x) the sum of (1) the Finished Goods Availability, plus (2) the Refurbished Inventory Availability plus (3) the Letter of Credit Availability, and
(y) the Inventory Sublimit, plus (C) the Real Estate Availability, in each case, less such reserves as Collateral Agent elects to establish from time to time in the exercise of its reasonable credit judgment minus the outstanding amount of all Letter of Credit Obligations; and

the Aggregate Revolving Loan Commitment, minus the outstanding amount of all Letter of Credit Obligations.

If Borrower makes a request for a Loan as provided herein
Collateral Agent, at its option and in its sole discretion, shall do either of the following:

Advance the amount of the proposed Loan to Borrower disproportionately (a "Disproportionate Advance") out of Collateral Agent's own funds on behalf of Lenders, which advance shall be on the same day as Borrower's request therefor if Borrower notifies Collateral Agent of such request by 3:00 p.m., Chicago time on such day, and request settlement in accordance with paragraph 6 hereof such that upon such settlement each Lender's share of the outstanding
Loans (including, without limitation, the amount of any Disproportionate Advance) equals its Pro Rata Share; or

Notify each Lender by telecopy or other similar form of teletransmission of the proposed advance on the same day Collateral Agent is notified or deemed notified by Borrower of Borrower's request for an advance pursuant to paragraph 2 of this Agreement. Each Lender shall remit, to the demand deposit account designated by Borrower (i) with respect to Prime Rate Loans, at or prior to 3:00 p.m., Chicago time, on the date of notification, if such notification is made before 11:30 a.m., Chicago time, or 10:00 a.m., Chicago time, on the business day immediately succeeding the date of such notification, if such notification is made after 11:30 a.m., Chicago time, and (ii) with respect to LIBOR Rate Loans, at or prior to 11:30 a.m., Chicago time, on the date such LIBOR Rate Loans are to be advanced, immediately available funds in an amount equal to such Lender's Pro Rata Share of such proposed advance.

If and to the extent that a Lender does not settle with Collateral Agent as required under clause (a), Borrower agrees to repay to Collateral Agent forthwith on demand such amount required to be paid by such Lender to Collateral Agent, together with interest thereon, for each day from the date such amount is made available to Borrower until the date such amount is repaid to Collateral Agent, at the interest rate applicable at such time for such Loans; provided, that Borrower's obligation to repay such advance to Collateral Agent shall not relieve Lender of its liability to Collateral Agent for failure to settle as provided in clause (a).

                       LETTERS OF CREDIT

Subject to the terms and conditions of this Agreement, and the Other Agreements, during the Original Term or any Renewal Term, Collateral Agent shall, absent the existence of an Event of Default, from time to time cause the Issuing Bank to issue, and Collateral Agent shall co-sign for, upon Borrower's request, Letters of Credit; provided, that the Letters of Credit shall be in form and substance acceptable to Collateral Agent in its reasonable credit judgment and that the aggregate undrawn face amount of all such Letters of Credit shall at no time exceed Fifteen Million Dollars ($15,000,000); and provided further, that no Letter of Credit shall have an expiry date (i) (x) with respect to standby Letters of Credit, more than 365 days from the date of issuance or (y) with respect to documentary Letters of Credit, more than one hundred eighty (180) days from the later of the date of issuance and the most recent amendment of the expiry date, or as otherwise approved by Collateral Agent, or (ii) beyond five (5) days prior to the expiration of the Original Term or the Renewal Term, as the case may be. Borrower's reimbursement obligation in respect of the Letters of Credit shall automatically reduce, dollar for dollar, the amount which Borrower may borrow based upon the Aggregate Revolving Loan Commitment and the Borrowing Base. Any payment made by Agents or Lenders to any Person on account of any Letter of Credit shall constitute a Revolving Loan hereunder. At no time shall the aggregate sum of direct Revolving Loans by Agents and Lenders to Borrower plus the contingent liability of Lenders under the outstanding Letters of Credit be in excess of the Aggregate Revolving Loan Commitment or the Borrowing Base. Agents, Lenders and Borrower hereby agree that outstanding Letters of Credit issued by the Issuing Bank on behalf of Borrower prior to the date hereof shall constitute Letters of Credit hereunder and shall be subject to the terms and conditions hereof.

Borrower agrees to reimburse the Issuing Bank, on demand by the Issuing Bank, for each payment made by the Issuing Bank under or pursuant to any Letter of Credit and if not so reimbursed each Lender shall without regard to any other provision of this Agreement or any of the Other Agreements, any defense that Borrower may have to its obligation to reimburse the Issuing Bank in connection with such payment or any defense any Lender may have in connection with such payment or any defense any Lender may have in connection with the participation described in subsection (c) below in connection with any Letter of Credit, reimburse the Issuing
Bank for such Lender's Pro Rata Share of such payment, and any payments so made by Lenders to Issuing Bank shall be deemed to be Revolving Loans. Collateral Agent may provide for the payment of any reimbursement obligations and any interest accrued thereon by advancing the amount thereof to the Issuing Bank on behalf of Borrower as a Revolving Loan.

Immediately upon the issuance of a Letter of Credit in accordance with this Agreement, each Lender shall be deemed to have irrevocably and unconditionally purchased and received from the Issuing Bank, without recourse or warranty, an undivided interest and participation therein to the extent of such Lender's Pro Rata Share (including, without limitation, all obligations of Borrower with respect thereto). Borrower hereby indemnifies each Agent and each Lender against any and all liability and expense it may incur in connection with any Letter of Credit and agrees to reimburse each Agent and each Lender for any payment made by either Agent or any Lender to the Issuing Bank.


                     INTEREST, FEES AND CHARGES

Rates of Interest. Interest accrued on all Loans shall be due on the earliest of: (i) (x) with respect to LIBOR Rate Loans, the end of the applicable Interest Period and, if the Interest Period is longer than three (3) months, three (3) months following the first day of such Interest Period (for the immediately preceding period), computed through the day prior to the date of payment, and (y) with respect to Prime Rate Loans, the first day of each month (for the immediately preceding month), computed through the last calendar day of the preceding month; (ii) the occurrence of an Event of Default in consequence of which Requisite Lenders elect to accelerate the maturity and payment of the Liabilities; or
(iii) termination of this Agreement pursuant to paragraph 11 hereof. At Borrower's election, except as otherwise provided in paragraph 5(c) hereof, interest shall accrue on the principal amount of the Revolving Loans made to Borrower outstanding at the end of each day at (x) a fluctuating rate per annum equal to the Prime Rate or (y) a fixed rate per annum equal to two percent (2%) above the LIBOR Rate. The rate of interest payable on Prime Rate Loans shall increase or decrease by an amount equal to any increase or decrease in the Prime Rate, effective as of the opening of business on the day that any such change in the Prime Rate occurs. Upon and after the occurrence of an Event of Default, and during the continuation thereof, the principal amount of all Loans shall bear interest on demand at a rate per annum equal to the rate of interest then in effect under paragraph 4(a) plus two percent (2%).

Computation of Interest and Fees. Interest and collection charges hereunder shall be calculated daily and shall be computed on the actual number of days elapsed over a year consisting of three hundred and sixty (360) days. For the purpose of computing interest hereunder, all items of payment received by Collateral Agent shall be deemed applied by Collateral Agent on account of the Liabilities (subject to final payment of such items) on the first (1st) Business Day after receipt by Collateral Agent of good funds in Collateral Agent's account located in Chicago, Illinois.

Maximum Interest. It is the intent of the parties that the rate of interest and the other charges to Borrower under this Agreement shall be lawful; therefore, if for any reason the interest or other charges payable under this Agreement are found by a court of competent jurisdiction, in a final determination, to exceed the limit which Agents or Lenders may lawfully charge Borrower, then the obligation to pay interest and other charges shall automatically be reduced to such limit and, if any amount in excess of such limit shall have been paid, then such amount shall be refunded to Borrower.

Letter of Credit Fees. Borrower shall remit to Collateral Agent, for the benefit of Lenders, a Letter of Credit fee equal to (i) one and three-quarters percent (1.75%) per annum on the aggregate undrawn face amount of all outstanding standby Letters of Credit issued for the account of Borrower, which fee shall be payable monthly in arrears on each day that interest on Loans is payable hereunder,
(ii) one-sixth of one percent (1/6%) on the face amount of each documentary Letter of Credit, which fee shall be payable in full at the time of any draw on each such documentary Letter of Credit and (iii) in addition to the fee described in clause (ii) above, with respect to any documentary Letter of Credit which remains undrawn more than forty-five (45) days after issuance, one percent (1%) per annum accruing from the forty-fifth (45th) day after issuance, payable monthly in arrears on each day that interest on the Loans is payable hereunder. Borrower shall also pay on demand the normal and customary administrative charges for issuance, amendment, negotiation, renewal or extension of any Letter of Credit imposed by the Issuing Bank, and if not so paid each Lender shall, without regard to any other provisions of this Agreement or any of the Other Agreements, any defense that Borrower may have to its obligations to pay the Issuing Bank in connection with the participation described in paragraph 3(c) above with respect to any Lender of Credit, pay the Issuing Bank for such Lender's Pro Rata Share of such charges, and any payments so made by Lenders to Issuing Bank shall be deemed to be Revolving Loans. Each Lender (other than a Lender that is the Issuing Bank) acknowledges and agrees that it shall not be entitled to any of the charges of the Issuing Bank. Upon the occurrence and during the continuance of an Event of Default, all standby Letter of Credit fees shall be payable on demand at a rate equal to three and three-quarters percent (3.75%) per annum on the aggregate undrawn face amount thereof and all documentary Letter of Credit fees shall be payable on demand at a rate equal to two percent (2%) per annum from the date of issuance of such documentary Letters of Credit.

Closing Fee. Borrower shall pay to Collateral Agent, for the benefit of Lenders a closing fee of Thirty-Five Thousand
Dollars ($35,000), which shall be fully earned, nonrefundable and due on the Closing Date.

Unused Line Fee. Borrower shall pay to Collateral Agent, for the benefit of Lenders at the end of each month, in arrears, an Unused Line Fee equal to one-quarter of one percent (0.25%) per annum on the daily average amount by which the Aggregate Revolving Loan Commitment exceeds the sum of (i) the outstanding principal balance of the Revolving Loans and (ii) the outstanding Letter of Credit Obligations. The Unused Line Fee shall accrue from the Closing Date until the last day of the Original Term, and if applicable, from the first day to the last day of each Renewal Term.

Examination and Appraisal Fees. In addition to the costs and expenses described in paragraph 14(n) hereof, Borrower shall pay to Collateral Agent for its own account an examination fee of Six Hundred Dollars ($600) per auditor per day for each examination performed by or at Collateral
Agent's direction of Borrower's books and records and Collateral and such other matters as Collateral Agent shall deem appropriate in its commercially reasonable judgment, each such fee to be paid upon the completion of each such examination; provided, that prior to the occurrence of an Event of Default all such fees payable in connection with any examinations shall not exceed Fifteen Thousand Dollars
($15,000) during any Fiscal Year of Borrower.

Capital Adequacy Charge. If either Agent or any Lender shall have determined that the adoption of any law, rule or regulation regarding capital adequacy, or any change therein or in the interpretation or application thereof, or compliance by either Agent or any Lender with any request or directive regarding capital adequacy (whether or not having the force of law) from any central bank or governmental authority enacted after the Closing Date, does or shall have the effect of reducing the rate of return on such party's capital as a consequence of its obligations hereunder to a level below that which either Agent or such Lender could have achieved but for such adoption, change or compliance (taking into consideration such Agent's or Lender's policies with respect to capital adequacy) by a material amount, then from time to time, after submission by such Agent or such Lender to Borrower of a written demand therefor ("Capital Adequacy Demand") together with the certificate described below, Borrower shall pay to such Agent or such Lender such additional amount or amounts ("Capital Adequacy Charge") as will compensate such Agent or such Lender for such reduction, such Capital Adequacy Demand to be made with reasonable promptness following such determination. A certificate of such Agent or such Lender claiming entitlement to payment as set forth above shall be conclusive in the absence of manifest error. Such certificate shall set forth the nature of the occurrence giving rise to such reduction, the amount of the Capital Adequacy Charge to be paid to such Agent or such Lender, and the method by which such amount was determined. In determining such amount, such Agent or such Lender may use any reasonable averaging and attribution method, applied on a non-discriminatory basis.

                    LOAN ADMINISTRATION

Loan Requests. A request for a Revolving Loan shall be made or shall be deemed to be made, each in the following manner:
(i) Borrower shall give Collateral Agent same day notice, no later than 11:30 a.m. (Chicago time) of such day, of its intention to borrow a Prime Rate Loan, and at least three
(3) Business Days prior notice of its intention to borrow a LIBOR Rate Loan, in which notice Borrower shall specify the amount of the proposed borrowing and the proposed borrowing date; provided, however, that no such request may be made at a time when there exists a Default or an Event of Default; and (ii) the coming due of any amount required to be paid under this Agreement or any Note, whether on account of interest or for any other Liability, shall be deemed irrevocably to be a request for a Prime Rate Loan on the due date thereof in the amount required to pay such interest or other Liability. As an accommodation to Borrower, Collateral Agent may permit telephone requests for Revolving Loans and electronic transmittal of instructions, authorizations, agreements or reports to Collateral Agent by Borrower. Unless Borrower specifically directs Collateral Agent in writing not to accept or act upon telephonic or electronic communications from Borrower, Collateral Agent shall have no liability to Borrower for any loss or damage suffered by Borrower as a result of Collateral Agent 's honoring of any requests, execution of any instructions, authorizations or agreements or reliance on any reports communicated to it telephonically or electronically and purporting to have been sent to Collateral Agent by Borrower and Collateral Agent shall have no duty to verify the origin of any such communication or the authority of the Person sending it. Each notice of borrowing shall be irrevocable by and binding on Borrower, and if such notice requests the borrowing of a LIBOR Rate Loan, such notice shall state the Interest Period with respect thereto. Borrower, at its option, may choose Prime Rate Loans or LIBOR Rate Loans; provided, that any LIBOR Rate Loan shall be in a minimum amount of One Million Dollars ($1,000,000) or an integral multiple of Five Hundred Thousand Dollars ($500,000) in excess thereof; and provided further, that the right of Borrower to choose any LIBOR Rate Loan is subject to the provisions of paragraph 5(c) hereof.

Disbursement. Borrower hereby irrevocably authorizes Collateral Agent and Lenders to disburse the proceeds of each Revolving Loan requested by Borrower, or deemed to be requested by Borrower, as follows: (i) the proceeds of each Revolving Loan requested under paragraph 5(a)(i) shall be disbursed by Collateral Agent or Lenders in lawful money of the United States of America in immediately available funds, in the case of the initial borrowing, in accordance with the terms of the written disbursement letter from Borrower, and in the case of each subsequent borrowing, by wire transfer to such bank account as may be agreed upon by Borrower and Collateral Agent from time to time, or elsewhere if pursuant to a written direction from Borrower; and (ii) the proceeds of each Revolving Loan requested under paragraph 5(a)(ii) shall be disbursed by Collateral Agent by way of direct payment of the relevant interest or other Liability.

       Notice of Continuation and Notice of Conversion

Subject to the provisions of subparagraph (iii) hereof, Borrower may elect tomaintain any borrowing by it, or any portion thereof, as a LIBOR Rate Loan by selecting a new Interest Period for such borrowing, which new Interest Period shall commence on the last day of the then existing Interest Period. Each selection of a new Interest Period (a "Continuation") shall be made on three (3) Business Days prior notice, given by Borrower to Collateral Agent not later than 11:30 a.m. (Chicago time) on the third Business Day preceding the date of any proposed Continuation. If Borrower elects to maintain more than one borrowing consisting of LIBOR Rate Loans by combining such borrowings into one borrowing and selecting a new Interest Period pursuant to this clause, each of the borrowings so combined shall consist of Loans having Interest Periods ending on the same date. If Borrower shall fail to select a new Interest Period for any borrowing by it consisting of LIBOR Rate Loans in accordance with this clause, such LIBOR Rate Loans will automatically convert into Prime Rate Loans.

Subject to the provisions of subparagraph (iii) hereof, Borrower may on three (3) Business Days prior notice given to Collateral Agent convert the entire amount of or a portion of all Loans of the same Type into Loans of another Type (a "Conversion"); provided, that no Default or Event of Default shall have occurred and be continuing; and provided further, that any Conversion of any LIBOR Rate Loans into Prime Rate Loans may only be made on the last day of the Interest Period for such LIBOR Rate Loans, and upon Conversion of any Prime Rate Loans into LIBOR Rate Loans, Borrower shall pay accrued interest to the date of Conversion on the principal amount converted on the first day of the following month. Each such notice shall be given not later than 11:30 a.m. (Chicago time) on the third Business Day preceding the date of any proposed Conversion. Each Conversion shall be in an aggregate amount of not less than One Million Dollars ($1,000,000) or an integral multiple of Five Hundred Thousand Dollars ($500,000) in excess thereof. Borrower may elect to convert the entire amount of or a portion of all Loans made to Borrower of the same Type comprising more than one borrowing into Loans of another Type by combining such borrowings into one borrowing consisting of Loans of another Type; provided, however, that if the borrowings so combined consist of LIBOR Rate Loans, such LIBOR Rate Loans shall have Interest Periods ending on the same date.

Notwithstanding anything contained in paragraph 5(a) hereof or contained in subparagraphs (i) and (ii) above to the contrary:

if Collateral Agent is unable to determine the LIBOR Rate for LIBOR Rate Loans comprising any requested borrowing, Continuation or Conversion, the right of Borrower to select or maintain LIBOR Rate Loans for such borrowing or any subsequent borrowing shall be suspended until Collateral
Agent shall notify Borrower that the circumstances causing such suspension no longer exist, and each Loan comprising such borrowing shall be automatically converted into a Prime Rate Loan;

if at any time Collateral Agent or any Lender shall notify Borrower that the LIBOR Rate for Loans comprising such borrowing by Borrower will not adequately reflect the cost to Collateral Agent or such Lender of making such Loans, the right of Borrower to select, maintain, continue or convert to LIBOR Rate Loans for such borrowing shall be suspended until Collateral Agent or such Lender shall notify Borrower that the circumstances causing such suspension no longer exist, and each Loan comprising such borrowing shall be automatically converted into a Prime Rate Loan;

there shall not be outstanding at any one time more than an aggregate of five (5) LIBOR Rate Loans;

any LIBOR Rate Loans shall be in a minimum amount of One
Million Dollars ($1,000,000) or an integral multiple of Five
Hundred Thousand Dollars ($500,000) in excess thereof; and

To the extent the aggregate repayments of principal on Revolving Loans received by Collateral Agent during the pendency of an Interest Period applicable to a then outstanding LIBOR Rate Loan exceed the aggregate unpaid principal amount of all Prime Rate Loans outstanding during such Interest Period, Collateral Agent shall, to the extent of such excess, unless directed by Borrower to apply such amounts to any LIBOR Rate Loans, credit to a special suspense account the amount of such repayments received during such Interest Period, and at the expiration of such Interest Period, Collateral Agent shall apply all such amounts credited to such account against the unpaid principal balance of the LIBOR Rate Loans then outstanding. Borrower shall not earn interest on any credit balance which may be deemed to exist in favor of Borrower by virtue of
this subparagraph (E).   In the event that Borrower directs
that any such repayments be applied to LIBOR Rate Loans, Borrower shall pay the Breakage Costs (as defined in subparagraph 5(c)(iv) below) in connection therewith.

Each notice of Continuation or Conversion shall be irrevocable and binding on Borrower. If (A) any borrowing of a Loan, Continuation, or Conversion specified to be comprised of LIBOR Rate Loans does not occur on the date specified in the related notice of borrowing, notice of Continuation or notice of Conversion, or (B) any payment of principal of, or Conversion or Continuation of, any LIBOR Rate Loan is made other than on the last day of the Interest Period for such Loan as a result of a payment, prepayment, Conversion or Continuation of such Loan or acceleration of the maturity of any of the Liabilities pursuant to paragraph 17 hereof, or for any other reason, then in any such case, upon Collateral Agent's or any Lender's demand, Borrower shall pay to Collateral Agent and Lenders and indemnify Collateral Agent and Lenders from and against the following (collectively "Breakage Costs"): (x) any loss, cost or expense incurred by Collateral Agent and Lenders as a result of any failure to fulfill, on or before the date for such borrowing, Continuation or Conversion, the applicable conditions set forth in paragraph 15 hereof, and
(y) any additional losses, costs or expenses which such parties may reasonably incur as a result of such payment, including, without limitation in each such case, any loss (excluding loss of anticipated profits), cost or expense incurred by reason of the liquidation or redeployment of deposits or other funds acquired by Collateral Agent and Lenders to fund the Loan to be made as part of such borrowing, Continuation or Conversion.

 SETTLEMENTS, DISTRIBUTIONS AND APPORTIONMENT OF PAYMENTS.

On a weekly basis (or more frequently if requested by Collateral Agent (a "Settlement Date"), Collateral Agent shall provide each Lender with a statement of the outstanding balance of the Liabilities as of the end of the business day immediately preceding the Settlement Date (the "Pre-Settlement Determination Date") and the current balance of the Loans funded by each Lender (whether made directly by such Lender to Borrower or constituting a settlement by such Lender of a previous Disproportionate Advance made by Collateral Agent on behalf of such Lender to Borrower). If such statement discloses that such Lender's current balance of the Loans as of the Pre-Settlement Determination Date exceeds such Lender's Pro Rata Share of the Liabilities outstanding as of the Pre-Settlement Determination Date, then Collateral Agent shall, on the Settlement Date, transfer, by wire transfer, the net amount due to such Lender in accordance with such Lender's instructions, and if such statement discloses that such Lender's current balance of the Loans as of the Pre-Settlement Determination Date is less than such Lender's Pro Rata Share of the Liabilities outstanding as of the Pre-Settlement Determination Date, then such Lender shall, on the Settlement Date, transfer, by wire transfer the net amount due to Collateral Agent in accordance with Collateral Agent's instructions. In addition, payments actually received by Collateral Agent with respect to the following items shall be distributed by Collateral Agent to Lenders as follows:

Within three (3) Business Days of receipt thereof by Collateral Agent, payments to be applied to interest on the Loans shall be paid to each Lender in proportion to its Pro Rata Share, subject to any adjustments for any Disproportionate Advances as provided in paragraph 2 of the Agreement, so that Collateral Agent shall receive interest on the Disproportionate Advances and each Lender shall only receive interest on the amount of funds actually advanced by such Lender;

Within three (3) Business Days of receipt thereof by Collateral Agent, payments to be applied the Letter of Credit fee set as provided in paragraph 4(d) hereof shall be paid to each Lender in proportion to its Pro Rata Share;
and

Within three (3) Business Days of receipt thereof by Collateral Agent, payments to be applied to the closing fee set forth in paragraph 4(e) hereof shall be paid to each Lender in proportion to its Pro Rata Share; and

Within three (3) Business Days of receipt thereof by Collateral Agent, payments to be applied to the unused line fee set forth in paragraph 4(f) hereof shall be paid to each Lender in proportion to its Pro Rata Shares.

                   GRANT OF SECURITY INTEREST.

As security for the payment of all Loans now or in the future made by Agents and Lenders to Borrower hereunder and for the payment or other satisfaction of all other Liabilities, Borrower hereby assigns to Collateral Agent, for the benefit of Agents and Lenders, and grants to Collateral Agent, for the benefit of Agents and Lenders, a continuing security interest in the following property of Borrower, whether now or hereafter owned, existing, acquired or arising and wherever now or hereafter located (but excluding keyman life insurance policies owned by Borrower and described on Schedule 7 hereof): (a) all Accounts (whether or not Eligible Accounts) and all Goods whose sale, lease or other disposition by Borrower has given rise to Accounts and have been returned to or repossessed or stopped in transit by Borrower; (b) all Chattel Paper, Instruments, Documents and General Intangibles (including, without limitation, all patents, patent applications, trademarks, trademark applications, tradenames, trade secrets, goodwill, copyrights, registrations, licenses, franchises, customer lists, tax refund claims, claims against carriers and shippers, guarantee claims, contracts rights, security interests, security deposits and any rights to indemnification); (c) all Inventory; (d) all Goods (other than Inventory) including, without limitation, Equipment, vehicles and fixtures; (e) all Investment Property; (f) the real property located at 6500 West Cortland, Chicago, Illinois; (g) all deposits and cash and any other property of Borrower now or hereafter in the possession, custody or control of either Agent or any Lender or any agent or any parent, affiliate or subsidiary of either Agent or any Lender or any participant with any Lender in the Loans for any purpose (whether for safekeeping, deposit, collection, custody, pledge, transmission or otherwise); and (h) all additions and accessions to, substitutions for, and replacements, products and proceeds of the foregoing property, including, without limitation, proceeds of all insurance policies insuring the foregoing property, and all of Borrower's books and records relating to any of the foregoing and to Borrower's business.

        PRESERVATION OF COLLATERAL AND PERFECTION
             OF SECURITY INTERESTS THEREIN.

Borrower shall, at Collateral Agent's request, at any time and from time to time, execute and deliver to Collateral Agent such financing statements, documents and other agreements and instruments (and pay the cost of filing or recording the same in all public offices deemed reasonably necessary or desirable by Collateral Agent) and do such other acts and things as Collateral Agent may deem necessary or desirable in order to establish and maintain a valid, attached and perfected security interest in the Collateral in favor of Collateral Agent, for the benefit of Agents and Lenders (free and clear of all other liens, claims and rights of third parties whatsoever, whether voluntarily or involuntarily created, except Permitted Liens) to secure payment of the Liabilities, and in order to facilitate the collection of the Collateral. Borrower irrevocably hereby makes, constitutes and appoints Collateral Agent (and all Persons designated by Collateral Agent for that purpose) as Borrower's true and lawful attorney and agent-in-fact to execute such financing statements, documents and other agreements and instruments and do such other acts and things as may be necessary to preserve and perfect Collateral Agent's security interest in the Collateral. Borrower further agrees that a carbon, photographic, photostatic or other reproduction of this Agreement or of a financing statement shall be sufficient as a financing statement.

       POSSESSION OF COLLATERAL AND RELATED MATTERS.

Until an Event of Default has occurred, Borrower shall have the right, except as otherwise provided in this Agreement, in the ordinary course of Borrower's business, to (a) sell, lease or furnish under contracts of service any of Borrower's Inventory normally held by Borrower for any such purpose, and (b) use and consume any raw materials, work in process or other materials normally held by Borrower for such purpose; provided, however, that a sale in the ordinary course of business shall not include any transfer or sale in satisfaction, partial or complete, of a debt owed by Borrower.

                          COLLECTIONS.

Borrower shall direct all of its Account Debtors to make all payments on the Accounts directly to a post office box ("Lock Box") with LaSalle National Bank, and in the name and under exclusive control of, Collateral Agent. Borrower shall establish an account ("Blocked Account") in Collateral Agent's name for the benefit of Borrower with LaSalle National Bank, into which all payments received in the Lock Box shall be deposited, and into which Borrower will immediately deposit all payments made for Inventory or services sold or rendered by Borrower and received by Borrower in the identical form in which such payments were made, whether by cash or check. If Borrower, any Affiliate or Subsidiary of Borrower, or any shareholder, officer, director, employee or agent of Borrower or any Affiliate or Subsidiary, or any other Person acting for or in concert with Borrower shall receive any monies, checks, notes, drafts or other payments relating to or as proceeds of Accounts or other Collateral, Borrower and each such Person shall receive all such items in trust for, and as the sole and exclusive property of, Collateral Agent and, immediately upon receipt thereof, shall remit the same (or cause the same to be remitted) in kind to the Blocked Account. Funds deposited in the Blocked Account shall be transferred to Collateral Agent on a daily basis as such funds are collected. Borrower agrees that all payments made to the Blocked Account established by Borrower or otherwise received by Collateral Agent, whether in respect of the Accounts of Borrower or as proceeds of other Collateral of Borrower or otherwise, will be applied on account of the Liabilities of Borrower in accordance with the terms of this Agreement.
Borrower agrees to pay all fees, costs and expenses which Borrower incurs in connection with opening and maintaining a Lock Box and Blocked Account. All of such fees, costs and expenses which remain unpaid by Borrower pursuant to any Lock Box or Blocked Account Agreement with Borrower, to the extent same shall have been paid by Collateral Agent hereunder, shall constitute Revolving Loans hereunder, shall be payable to Collateral Agent by Borrower upon demand, and, until paid, shall bear interest at the highest rate then applicable to Revolving Loans hereunder. All checks, drafts, instruments and other items of payment or proceeds of Collateral delivered to Collateral Agent in kind shall be endorsed by Borrower to Collateral Agent, and, if that endorsement of any such item shall not be made for any reason, Collateral Agent is hereby irrevocably authorized to endorse the same on Borrower's behalf. For the purpose of this paragraph, Borrower irrevocably hereby makes, constitutes and appoints Collateral Agent (and all Persons designated by Collateral Agent for that purpose) as Borrower's true and lawful attorney and agent-in-fact (i) to endorse Borrower's name upon said items of payment and/or proceeds of Collateral of Borrower and upon any Chattel Paper, document, instrument, invoice or similar document or agreement relating to any Account of Borrower or goods pertaining thereto; (ii) to take control in any manner of any item of payment or proceeds thereof; (iii) to have access to any lock box or postal box into which any of Borrower's mail is deposited; and (iv) open and process all mail addressed to Borrower and deposited therein; provided, however, that Collateral Agent shall not exercise any such powers described in subparagraphs (i), (ii) (except for routine Lock Box payments/proceeds) and (iv) unless and until an Event of Default has occurred.

Collateral Agent may, at any time and from time to time after the occurrence of an Event of Default, whether before or after notification to any Account Debtor and whether before or after the maturity of any of the Liabilities, (i) enforce collection of any of Borrower's Accounts or contract rights by suit or otherwise; (ii) exercise all of Borrower's rights and remedies with respect to proceedings brought to collect any Accounts;
(iii) surrender, release or exchange all or any part of any Accounts of Borrower, or compromise or extend or renew for any period (whether or not longer than the original period) any indebtedness thereunder; (iv) sell or assign any Account of Borrower upon such terms, for such amount and at such time or times as Collateral Agent deems advisable; (v) prepare, file and sign Borrower's name on any proof of claim in bankruptcy or other similar document against any Account Debtor indebted on an Account of Borrower; and (vi) do all other acts and things which are necessary, in Collateral Agent's sole discretion, to fulfill Borrower's obligations under this Agreement and to allow Collateral Agent to collect the Accounts. In addition to any other provision hereof, Collateral Agent may at any time on or after the occurrence of an Event of Default, at Borrower's expense, notify any parties obligated on any of the Accounts of Borrower to make payment directly to Collateral Agent of any amounts due or to become due thereunder.

For the purpose of determining Borrower's Borrowing Base hereunder, Collateral Agent shall, upon receipt by Collateral Agent at its office in Chicago, Illinois, of cash or other immediately available funds from collections of items of payment and proceeds of any Collateral, apply the whole or any part of such collections or proceeds against the Liabilities in such order as Collateral Agent shall determine in its sole discretion.

In its sole credit judgment, without waiving or releasing any obligation, liability or duty of Borrower under this Agreement or the Other Agreements or any Event of Default, at any time or times hereafter, Collateral Agent may (but shall not be obligated to) pay, acquire or accept an assignment of any security interest, lien, encumbrance or claim asserted by any Person in, upon or against the Collateral. All sums paid by Collateral Agent in respect thereof and all costs, fees and expenses (including, without limitation, reasonable attorney fees for both inside and outside counsel, all court costs and all other charges relating thereto) incurred by Collateral Agent shall constitute Revolving Loans, payable by Borrower to Collateral Agent on demand and, until paid, shall bear interest at the highest rate then applicable to Revolving Loans hereunder.

Immediately upon Borrower's receipt of any portion of the Collateral evidenced by an agreement, Instrument or Document including, without limitation, any Chattel Paper, Borrower shall deliver the original thereof to Collateral Agent together with an appropriate endorsement or other specific evidence of assignment thereof to Collateral Agent (in form and substance acceptable to Collateral Agent). If an endorsement or assignment of any such items shall not be made for any reason, Collateral Agent is hereby irrevocably authorized, as Borrower's attorney and agent-in-fact, to endorse or assign the same on Borrower's behalf.

                      SCHEDULES AND REPORTS.

Borrower shall furnish or cause to be furnished to Collateral
Agent and, except for the items in paragraph 11(a) below, to Administrative Agent and Lenders, the following:

Daily Reports. Borrower shall provide Collateral Agent with an executed daily loan report and certificate in Collateral Agent's then current form on each day on which Borrower requests a Revolving Loan, and in any event at least once each week, which shall be accompanied by copies of Borrower's sales journal, cash receipts journal and credit memo journal for the relevant period. Such report shall reflect the activity of Borrower with respect to Accounts for the immediately preceding week, and shall be in a form and with such specificity as is satisfactory to Collateral Agent and shall contain such additional information as Collateral Agent may reasonably require concerning Accounts and Inventory included, described or referred to in such report and any other documents in connection therewith requested by Collateral Agent including, without limitation, but only if specifically requested by Collateral Agent, copies of all invoices prepared in connection with such Accounts. Also, on a weekly basis, an inventory summary report shall be provided.

Monthly Financial Statements. As soon as practicable and in any event within thirty (30) days following the end of each calendar month other than December, and within fifty (50) days following the end of December:

(1) statements of income and statements of cash flow of Borrower for each such month and for the period from beginning of the then current Fiscal Year of Borrower to the end of such month, (2) balance sheets of Borrower as of the end of such month, and
(3) with respect to such statements of income and balance sheets, in comparative form, figures for the corresponding periods in the preceding Fiscal Year of Borrower, all in reasonable detail and certified by the chief financial officer of Borrower that such statements fairly present the financial condition of Borrower in accordance with GAAP, subject to changes resulting from normal fiscal quarter-end and year-end adjustments.

Monthly Reports. In addition to any other reports, as soon as practicable and in any event: (i) within ten (10) days after the end of each month, (a) a detailed trial balance of Borrower's Accounts aged per invoice date, in form and substance reasonably satisfactory to Collateral Agent including, without limitation, the names and addresses of all Account Debtors of Borrower, and
(b) a summary and detail of accounts payable (such Accounts and accounts payable divided into such time intervals as Collateral Agent may require in its sole discretion), including a listing of any held checks; and (2) within ten (10) days after the end of each month, the general ledger inventory account balance, a perpetual inventory report and Collateral Agent's standard form of Inventory report then in effect or the form most recently requested from Borrower by Collateral Agent, for Borrower by each category of Inventory, together with a description of the monthly change in each category of Inventory.

Quarterly Reports. As soon as practicable and in any event within forty-five (45) days of the end of each fiscal quarter of Borrower, copies of Borrower's 10-Q report filed with the Securities Exchange Commission and a Certificate of the Chief Financial Officer of Borrower showing that Borrower is in compliance with all of its covenants hereof, including detailed calculations of financial covenants or describing any deviation therefrom.

Annual Financial Statements. As soon as practicable and in any event within ninety (90) days after the end of each Fiscal Year of Borrower: (i) statements of income of Borrower for such Fiscal Year, and a balance sheet of Borrower as of the end of such Fiscal Year, (ii) statements of cash flow of Borrower for such Fiscal Year, such statements to be presented in accordance with GAAP and certified by independent certified public accountants of recognized national standing selected by Borrower and satisfactory to Collateral Agent, whose opinion shall be unqualified, in form and substance reasonably satisfactory to Collateral Agent and (iii) copies of Borrower's Form 10-K report filed with the Securities Exchange Commission. Commencing with the Fiscal Year ending on or about December 31, 1997, such financial statements shall set forth in comparative form, corresponding figures for the period covered by the preceding annual audit and as of the end of the preceding Fiscal Year of Borrower.

Annual Projections. As soon as practicable and in any event no less than thirty (30) days prior to the beginning of each Fiscal Year of Borrower, projected balance sheets, statements of income and cash flow for Borrower, for each of the twelve (12) months during such Fiscal Year, which shall include the assumptions used therein, together with appropriate supporting details as reasonably requested by Agents and Lenders.

Accountant's Reports. As soon as practicable and in any event within ten (10) days of delivery to Borrower, a copy of any letter issued by Borrower's independent public accountants or other management consultants with respect to Borrower's financial or accounting systems or controls, including all so-called
"management letters".

Explanation of Budgets and Projections. In conjunction with the delivery of the annual presentation of projections or budgets referred to in paragraph 11(f) above, a letter signed by the President or a Vice President of Borrower and by the Treasurer or Chief Financial Officer of Borrower, describing, comparing and analyzing, in reasonable detail, all changes and developments between the anticipated financial results included in such projections or budgets and the historical financial statements of Borrower.

Other Information. With reasonable promptness, such other business or financial data, reports, appraisals and projections as Agents and Lenders may reasonably request.

Accompanying Certificates. All financial statements delivered to Agents and Lenders pursuant to the requirements of this paragraph (except where otherwise expressly indicated) shall be prepared in accordance with GAAP as provided in this Agreement. Together with each delivery of financial statements required by paragraphs 11(b), (d) and (e) above, Borrower shall deliver to Agents and Lenders an officer's certificate in the form attached hereto as Exhibit B, which with respect to the reports required by paragraphs 11(b), (d) and (e) shall include a calculation of financial covenants in the schedule attached to such officer's certificate in form satisfactory to Collateral Agent.

                            TERMINATION.

This Agreement shall be in effect from the date hereof until February 2, 2001 ("Original Term") and shall automatically renew itself from year to year thereafter (each such one year renewal being referred to herein as a "Renewal Term") unless (i) the due date of the Liabilities is accelerated pursuant to paragraph 17 hereof; or (ii) Borrower elects or any Lender elects to terminate this Agreement at the end of the Original Term or at the end of any Renewal Term by giving the other parties written notice of such election at least ninety (90) days prior to the end of the Original Term or the then current Renewal Term, in which case Borrower shall pay all of the Liabilities in full on the last day of such term. If one or more of the events specified in subparagraphs (i) or (ii) occurs, this Agreement shall terminate on the date thereafter that the Liabilities are paid in full; provided, however, that the security interests and liens created under this Agreement and the Other Agreements shall survive such termination until the date upon which payment and satisfaction in full of the Liabilities shall have occurred. At such time as Borrower has repaid all of the Liabilities and this Agreement has terminated, (i) Borrower shall deliver to Agents and Lenders a release, in form and substance reasonably satisfactory to each such Agent and Lender, of all obligations and liabilities of such Agent and such Lender and its officers, directors, employees, agents, parents, subsidiaries and affiliates to Borrower, and if Borrower is obtaining new financing from another lender, Borrower shall deliver such lender's indemnification of Collateral Agent, in form and substance satisfactory to Collateral Agent, for checks which Collateral Agent has credited to Borrower's account, but which subsequently are dishonored for any reason and (ii) upon Borrower's request, Agents and Lenders shall deliver to Borrower a release in form and substance reasonably satisfactory to Borrower.

                    REPRESENTATIONS AND WARRANTIES.

Borrower hereby makes the following representations, warranties and covenants:

the financial statements delivered or to be delivered by Borrower to Agents and Lenders at or prior to the date of this Agreement and at all times subsequent thereto accurately reflect the financial condition of Borrower, and since the date of Borrower's financial statements delivered to Agents and Lenders most recently prior to the date of this Agreement, no event or condition has occurred which has had, or is reasonably likely to have, a Material Adverse Effect;

the office where Borrower keeps its books, records and accounts (or copies thereof) concerning the Collateral, Borrower's principal place of business and all of Borrower's other places of business, locations of Collateral and post office boxes are as set forth in Exhibit A; Borrower shall promptly (but in no event less than ten (10) days prior thereto) advise Agents in writing of the proposed opening of any new place of business, the closing of any existing place of business, any change in the location of Borrower's books, records and accounts (or copies thereof) or the opening or closing of any post office box of Borrower;

the Collateral (other than display booths for consumer electronics shows, Inventory on consignment and tooling in the possession of vendors), including without limitation the Equipment (except any part thereof which prior to the date of this Agreement Borrower shall have advised Collateral Agent in writing consists of Collateral normally used in more than one state) is and shall be kept, or, in the case of vehicles (other than Borrower's special touring van), based, only at the addresses set forth on the first page of this Agreement or on Exhibit A, and at other locations within the continental United States of which Collateral Agent has been advised by Borrower in writing;

Borrower shall immediately give written notice to Collateral Agent of any use of any such Goods in any state other than a state in which Borrower has previously advised Collateral Agent such Goods shall be used, and such Goods shall not, unless Collateral Agent shall otherwise consent in writing, be used outside of the continental United States;

no security agreement, financing statement or analogous instrument exists or shall exist with respect to any of the Collateral other than any security agreement, financing statement or analogous instrument evidencing Permitted Liens;

each Account or item of Inventory which Borrower shall, expressly or by implication, request Collateral Agent to classify as an Eligible Account or as Eligible Inventory, respectively, shall, as of the time when such request is made, conform in all respects to the requirements of such classification as set forth in the respective definitions of Eligible Account and Eligible Inventory and as otherwise established by Collateral Agent from time to time, and Borrower shall promptly notify Collateral Agent in writing if any such Eligible Account or Eligible Inventory shall subsequently become ineligible;

Borrower is and shall at all times during the Original Term or any Renewal Term be the lawful owner of all Collateral now purportedly owned or hereafter purportedly acquired by Borrower, free from all liens, claims, security interests and encumbrances whatsoever, whether voluntarily or involuntarily created and whether or not perfected, other than the Permitted Liens;

Borrower has the right and power and is duly authorized and empowered to enter into, execute and deliver this Agreement and the Other Agreements and perform its obligations hereunder and thereunder; Borrower's execution, delivery and performance of this Agreement and the Other Agreements does not and shall not conflict with the provisions of any statute, regulation, ordinance or rule of law, or any agreement, contract or other document which may now or hereafter be binding on Borrower, and Borrower's execution, delivery and performance of this Agreement and the Other Agreements shall not result in the imposition of any lien or other encumbrance upon any of Borrower's property under any existing indenture, mortgage, deed of trust, loan or credit agreement or other agreement or instrument by which Borrower or any of its property may be bound or affected;

except as otherwise disclosed on Schedule 13 (i), there are no actions or proceedings which are pending or, to the best of Borrower's knowledge, threatened against Borrower which are reasonably likely to have a Material Adverse Effect and Borrower shall, promptly upon becoming aware of any such pending or threatened action or proceeding, give written notice thereof to Agents and Lenders;

Borrower has obtained all licenses, authorizations, approvals and permits, the lack of which would have a Material Adverse Effect on the operation of its business, and Borrower is and shall remain in compliance in all material respects with all applicable federal, state, local and foreign statutes, orders, regulations, rules and ordinances (including, without limitation, statutes, orders, regulations, rules and ordinances relating to taxes, employer and employee contributions and similar items, securities, employee retirement and welfare benefits, employee health and safety or environmental matters), the failure to comply with which would have a Material Adverse Effect on its business, property, assets, operations or condition, financial or otherwise;

all written information now, heretofore or hereafter furnished by Borrower to either Agent or any Lender is and shall be true and correct in all material respects as of the date with respect to which such information was or is furnished (except for financial projections, which have been prepared in good faith based upon reasonable assumptions);

Borrower is not conducting, permitting or suffering to be conducted, nor shall it conduct, permit or suffer to be conducted, any activities pursuant to or in connection with which any of the Collateral is now, or will (while any Liabilities remain outstanding) be owned by any Affiliate;

Borrower's name has been as set forth on the first page of this Agreement since 1993 (prior to which the Borrower's name was Dynascan Corporation) and Borrower uses no tradenames or division names in the operation of its business, except as otherwise disclosed in writing to Collateral Agent;

Borrower shall notify Collateral Agent in writing within ten
(10) days of the change of its name or the use of any tradenames or division names not previously disclosed to Collateral Agent in writing;

with respect to Borrower's Equipment: (i) Borrower has good and indefeasible and merchantable title to and ownership of all Equipment; (ii) Borrower shall keep and maintain the Equipment in good operating condition and repair and shall make all necessary replacements thereof and renewals thereto so that the value and operating efficiency thereof shall at all times be preserved and maintained, ordinary wear and tear excepted; (iii) Borrower shall not permit any such items to become a fixture to real estate (unless Collateral Agent has a first priority lien on such real estate) or an accession to other personal property; (iv) from time to time Borrower may sell, exchange or otherwise dispose of obsolete, unused or worn out Equipment, but only to the extent such proceeds are delivered to Collateral Agent to be applied to the Liabilities hereof; and (v) Borrower, immediately on demand by Collateral Agent, shall deliver to Collateral Agent any and all evidence of ownership of, including, without limitation, certificates of title and applications of title to, any of the Equipment;

this Agreement and the Other Agreements to which Borrower is a party are the legal, valid and binding obligations of Borrower and are enforceable against Borrower in accordance with their respective terms, except to the extent that such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium and similar laws affecting the rights of creditors generally;

Borrower is solvent, is able to pay its debts as they become due and has capital sufficient to carry on its business, now owns property having a value both at fair valuation and at present fair saleable value greater than the amount required to pay its debts, and will not be rendered insolvent by the execution and delivery of this Agreement or any of the Other Agreements or by completion of the transactions contemplated hereunder or thereunder;

Borrower is not now obligated, whether directly or indirectly, for any loans or other indebtedness for borrowed money other than
(i) the Liabilities; (ii) indebtedness disclosed on Schedule 13(q); (iii) unsecured indebtedness to trade creditors arising in the ordinary course of Borrower's business and (iv) unsecured indebtedness arising from the endorsement of drafts and other instruments for collection, in the ordinary course of Borrower's business.

Borrower does not own any margin securities, and none of the proceeds of the Loans hereunder shall be used for the purpose of purchasing or carrying any margin securities or for the purpose of reducing or retiring any indebtedness which was originally incurred to purchase any margin securities or for any other purpose not permitted by Regulation G or Regulation U of the Board of Governors of the Federal Reserve System as in effect from time to time;

except as otherwise disclosed on Schedule 13(s), Borrower has no Parents, Subsidiaries or divisions, nor is Borrower engaged in any joint venture or partnership with any other
Person;

Borrower is duly organized and in good standing in its state of organization and Borrower is duly qualified and in good standing in all states where the nature and extent of the business transacted by it or the ownership of its assets makes such qualification necessary, except for such other states in which the failure to so qualify would not have a Material Adverse Effect;

Borrower is not in default under any material contract, lease or commitment to which it is a party or by which it is bound, nor does Borrower know of any dispute regarding any contract, lease or commitment which is material to the continued financial success and well-being of Borrower;

there are no controversies pending or threatened between Borrower and any of its employees, other than employee grievances arising in the ordinary course of business which are not, in the aggregate, material to the continued financial success and well-being of Borrower, and Borrower is in compliance in all material respects with all federal and state laws respecting employment and employment terms, conditions and practices including, but not limited to, health and other Benefit Plans specified on Schedule 13(v) attached hereto, except where the failure to so comply would not have a Material Adverse Effect; and

Borrower possesses, and shall continue to possess, adequate licenses, patents, patent applications, copyrights, service marks, trademarks, trademark applications, tradestyles and tradenames to continue to conduct its business as heretofore conducted by it.

Borrower represents, warrants and covenants to Agents and Lenders that all representations, warranties and covenants of Borrower contained in this Agreement (whether appearing in paragraphs 13 or 14 hereof or elsewhere) shall be true at the time of Borrower's execution of this Agreement, shall survive the execution, delivery and acceptance hereof by the parties hereto and the closing of the transactions described herein or related hereto, shall remain true until the repayment in full of all of the Liabilities and termination of this Agreement, and shall be remade by Borrower at the time each Revolving Loan is made and each Letter of Credit is issued pursuant to this Agreement.

                           COVENANTS.

Until payment or satisfaction in full of all Liabilities and termination of this Agreement, unless Borrower obtains the prior written consent of the Requisite Lenders waiving or modifying any of Borrower's covenants hereunder in any specific instance, Borrower agrees as follows:

Borrower shall at all times keep accurate and complete books, records and accounts with respect to all of Borrower's business activities, in accordance with sound accounting practices and generally accepted accounting principles consistently applied, and shall keep such books, records and accounts, and any copies thereof, only at the addresses indicated for such purpose on Exhibit A;

Collateral Agent, or any Persons designated by it, shall have the right, at any time, in the exercise of its commercially reasonable credit judgment, to call at Borrower's places of business at any reasonable times, and, without hindrance or delay, to inspect the Collateral and to inspect, audit, check and make extracts from Borrower's books, records, journals, orders, receipts and any correspondence and other data relating to Borrower's business, the Collateral or any transactions between the parties hereto, and shall have the right to make such verification concerning Borrower's business as Collateral
Agent may consider reasonable under the circumstances. Borrower shall furnish to Collateral Agent such information relevant to Agents' or Lenders' rights under this Agreement as either Agent or any Lender shall at any time and from time to time reasonably request. Any Lender may, at such Lender's expense, accompany Collateral Agent in any such inspection. Borrower authorizes Collateral Agent to discuss the affairs, finances and business of Borrower with any officers or directors of Borrower or any Affiliate, or with those employees of Borrower with whom Collateral Agent has determined in its commercially reasonable judgment to be necessary or desirable to converse, and to discuss the financial condition of Borrower with Borrower's independent public accountants. Any such discussions shall be without liability to either Agent, any Lender or to such accountants. Borrower shall pay to or reimburse Collateral Agent for all reasonable fees, costs, and out-of-pocket expenses incurred by Collateral Agent in the exercise of its rights hereunder (in addition to the fees payable by Borrower pursuant to paragraph 4(g) hereof in connection with Collateral Agent's examination of Borrower's books and records and Collateral) and all of such costs, fees and expenses shall constitute Revolving Loans hereunder, shall be payable on demand and, until paid, shall bear interest at the highest rate then applicable to Loans hereunder;

(i)Borrower shall: keep the Collateral properly housed and shall keep the Collateral insured against such risks and in such amounts as are customarily insured against by Persons engaged in businesses similar to that of Borrower with such companies, in such amounts and under policies in such form as shall be reasonably satisfactory to Collateral Agent. Originals or certified copies of such policies of insurance have been, or within fifteen (15) days after the Closing Date, shall be, delivered to Collateral Agent together with evidence of payment of all premiums therefor, and shall contain an endorsement, in form and substance acceptable to Collateral Agent, showing loss under such insurance policies payable to Collateral Agent. Such endorsement, or an independent instrument furnished to Collateral Agent, shall provide that the insurance company shall give Collateral Agent at least thirty (30) days written notice before any such policy of insurance is altered or cancelled and that no act, whether willful or negligent, or default of Borrower or any other Person shall affect the right of Collateral Agent to recover under such policy of insurance in case of loss or damage. Borrower hereby directs all insurers under such policies of insurance to pay all proceeds payable thereunder directly to Collateral Agent. Borrower irrevocably, makes, constitutes and appoints Collateral Agent (and all officers, employees or agents designated by Collateral Agent) as Borrower's true and lawful attorney (and agent-in-fact) for the purpose of making, settling and adjusting claims under such policies of insurance, endorsing the name of Borrower on any check, draft, instrument or other item of payment for the proceeds of such policies of insurance and making all determinations and decisions with respect to such policies of insurance; provided, however, that Collateral Agent shall exercise such rights only upon the occurrence of an Event of Default;

Borrower shall maintain, at its expense, such public liability and third party property damage insurance as is customary for Persons engaged in businesses similar to that of Borrower with such companies and in such amounts, with such deductibles and under policies in such form as shall be reasonably satisfactory to Collateral Agent and originals or certified copies of such policies have been, or within fifteen (15) days after the Closing Date, shall be, delivered to Collateral Agent together with evidence of payment of all premiums therefor; each such policy shall contain an endorsement showing Collateral Agent as additional insured thereunder and providing that the insurance company shall give Collateral Agent at least thirty (30) days written notice before any such policy shall be altered or cancelled; and

If Borrower at any time or times hereafter shall fail to obtain or maintain any of the policies of insurance required above or to pay any premium in whole or in part relating thereto, then Collateral Agent, without waiving or releasing any obligation or default by Borrower hereunder, may (but shall be under no obligation to) obtain and maintain such policies of insurance and pay such premiums and take such other actions with respect thereto as Collateral Agent deems advisable. All sums disbursed by Collateral Agent in connection with any such actions, including, without limitation, court costs, expenses, other charges relating thereto and reasonable attorneys' fees, shall constitute Revolving Loans hereunder and, until paid, shall bear interest at the highest rate then applicable to Revolving Loans hereunder;

Borrower shall not use the Collateral, or any part thereof, in any unlawful business or for any unlawful purpose or use or maintain any of the Collateral in any manner that does or could result in material damage to the environment or a violation of any applicable environmental laws, rules or regulations;
Borrower shall keep the Collateral in good condition, repair and order, ordinary wear and tear excepted; Borrower shall not permit the Collateral, or any part thereof, to be levied upon under execution, attachment, distraint or other legal process; Borrower shall not sell, lease, grant a security interest in or otherwise dispose of any of the Collateral except as expressly permitted by this Agreement; and Borrower shall not secrete or abandon any of the Collateral, or remove or permit removal of any of the Collateral from any of the locations listed on Exhibit A or in any written notice to Collateral Agent pursuant to paragraph 13(c) hereof, except for the removal of Inventory sold in the ordinary course of Borrower's business as permitted herein;

all monies and other property obtained by Borrower from either
Agent or any Lender pursuant to this Agreement will be used solely for business purposes of Borrower;

Borrower shall, at the request of Collateral Agent, indicate on its records concerning the Collateral a notation, in form satisfactory to Collateral Agent, of the security interest of Collateral Agent hereunder, and Borrower shall not maintain duplicates or copies of such records at any address other than Borrower's principal place of business set forth on the first page of this Agreement; provided, however, that Borrower, in the ordinary course of its business, may furnish copies of such records to its accountants, attorneys and other agents or advisors as it may determine to be necessary or desirable, in the exercise of its commercially reasonable judgment; Borrower shall file all required tax returns and pay all of its taxes when due, including, without limitation, taxes imposed by federal, state or municipal agencies, and shall cause any liens for taxes to be promptly released; provided, that Borrower shall have the right to contest the payment of such taxes in good faith by appropriate proceedings so long as (i) the amount so contested is shown on Borrower's financial statements, (ii) the contesting of any such payment does not give rise to a lien for taxes, (iii) upon the occurrence of an Event of Default, Borrower keeps on deposit with Collateral Agent (such deposit to be held without interest) an amount of money which, in the reasonable credit judgment of Collateral Agent, is sufficient to pay such taxes and any interest or penalties that may accrue thereon, and (iv) if Borrower fails to prosecute such contest with reasonable diligence, Collateral Agent may apply the money so deposited in payment of such taxes.

If Borrower fails to pay any such taxes and in the absence of any such contest by Borrower, Collateral Agent may (but shall be under no obligation to) advance and pay any sums required to pay any such taxes and/or to secure the release of any lien therefor, and any sums so advanced by Collateral Agent shall constitute Revolving Loans hereunder, shall be payable by Borrower to Collateral Agent on demand, and, until paid, shall bear interest at the highest rate then applicable to Revolving Loans hereunder;

Borrower shall not (i) incur, create, assume or suffer to exist any indebtedness other than (A) indebtedness arising under this Agreement, (B) unsecured indebtedness owing in the ordinary course of business to trade suppliers, (C) indebtedness, not to exceed the cash surrender value from time to time of the keyman life insurance policies listed on Schedule 7 hereof, secured by a lien on such keyman life insurance policies; and (D) any other indebtedness described in paragraph 13(q)(ii) hereof; or (ii) assume, guarantee or endorse, or otherwise become liable in connection with, the obligations of any Person, except by endorsement of instruments for deposit or collection or similar transactions in the ordinary course of business;

Borrower shall not enter into any merger or consolidation, or sell, lease or otherwise dispose of all or substantially all of its assets;

Borrower shall not create any new Subsidiary or Affiliate or issue any shares of, or warrants or other rights to receive or purchase any shares of, any class of its stock, except in connection with Borrower's stock option plans as in effect on the date hereof or arising after the date hereof (but subject to any limitations set forth in paragraph 14(j) hereof); Borrower shall promptly notify Collateral Agent of the filing of any Rule 13-d filing with the Securities Exchange Commission in respect of Borrower's stock; except as expressly permitted herein Borrower shall not enter into any transaction outside the ordinary course of Borrower's business;

Borrower shall not (i) declare or pay any dividend or other distribution (whether in cash or in kind) on, purchase, redeem or retire any shares of any class of its stock, or make any payment on account of, or set apart assets for the repurchase, redemption, defeasance or retirement of, any class of its stock; provided, that Borrower may make dividends or other distributions or purchase, redeem or retire any shares of any its stock up to One Million Dollars ($1,000,000) during any fiscal year of Borrower, not to exceed Two Million Dollars ($2,000,000) during the term of this Agreement, so long as (x) no Event of Default is then in existence or would be caused thereby, (y) after giving effect to each such dividend, distribution, purchase, redemption or retirement of shares Borrower has Excess Availability of at least One Million Five Hundred Thousand Dollars ($1,500,000) and
(z) Borrower's average weekly Excess Availability for the three
(3) month period immediately preceding such dividend, distribution, purchase, redemption or retirement exceeds One Million Five Hundred Thousand Dollars ($1,500,000); or (ii) make any optional payment or prepayment on or redemption (including without limitation by making payments to a sinking fund or analogous fund) or repurchase of any indebtedness for borrowed money other than indebtedness pursuant to this Agreement;

Borrower shall not make any loans to, or investment in, any Person, whether in cash, securities or other property of any kind, other than (i) investments that are direct obligations of the United States, (ii) ordinary trade credit, (iii) notes or equity interests taken in restructuring or settlement of obligations of Account Debtors, and (iv) investments in foreign subsidiaries for operations, not to exceed Three Hundred Thousand Dollars ($300,000);

Borrower shall not amend its organizational documents or change its Fiscal Year;

Borrower shall maintain and keep in full force and effect each of the financial covenants set forth below. The calculation and determination of each such financial covenant, and all accounting terms contained therein, shall be so calculated and construed in accordance with GAAP, applied on a basis consistent with the financial statements of Borrower delivered on or before the Closing Date:

Consolidated Tangible Net Worth. Borrower and its Subsidiaries, on a consolidated basis, shall maintain at all times a Tangible Net Worth of not less than the greater of Eighteen Million Dollars ($18,000,000) and ninety percent (90%) of Borrower's Tangible Net Worth on December 31, 1997 after giving effect to this Agreement, increased at the end of each fiscal year thereafter by an amount equal to ninety percent (90%) of the net income after taxes of Borrower and its Subsidiaries, on a consolidated basis (but not decreased by any net loss), during such fiscal year;

Consolidated Capital Expenditures.  Borrower and its
Subsidiaries, on a consolidated basis, shall not make Capital
Expenditures in an aggregate amount of more than Two Million Six
Hundred Thousand Dollars ($2,600,000) during any Fiscal Year of
Borrower;

Borrower shall reimburse Collateral Agent for all costs and expenses including, without limitation, legal expenses and reasonable attorneys' fees (both in-house and outside counsel), incurred by Collateral Agent in connection with the documentation and consummation of this transaction and any amendments or modifications of this Agreement or the Other Agreements or other transactions between Borrower and Agents and Lenders, including, without limitation, Uniform Commercial Code and other public record searches, lien filings, Federal Express or similar express or messenger delivery, appraisal costs, surveys, title insurance and environmental audit or review costs (other than audits conducted during December 1997), and in seeking to collect, protect or enforce any rights in or to the Collateral.

Following the occurrence of an Event of Default, Borrower shall reimburse each Agent and each Lender for all costs and expenses, including without limitation legal expenses and reasonable attorneys' fees, incurred by such Agent and/or Lender in seeking to collect any Liabilities and to administer and enforce any of such Agent's and/or Lenders rights under this Agreement.

Borrower shall also pay all normal service charges with respect to accounts maintained by Collateral Agent for the benefit of Borrower. All such costs, expenses and charges shall constitute Revolving Loans hereunder, shall be payable by Borrower to Collateral Agent on demand, and, until paid, shall bear interest at the highest rate then applicable to Revolving Loans hereunder;

Borrower shall not (i) pay any management or consulting fees to any employee, director or Affiliate (other than a Subsidiary), or make any loan to any employee, director or Affiliate (other than a Subsidiary) except travel advances made to employees in the ordinary course of business and loans to employees not exceeding Ten Thousand Dollars ($10,000) to any single Person and Twenty-Five Thousand Dollars ($25,000) in the aggregate outstanding for all Persons at any one time; provided, that no Event of Default shall have occurred prior to, or would occur as a result of, any such payment, or (ii) pay annual aggregate compensation, whether as salary, bonus or otherwise, to all directors or officers of Borrower which is unreasonable or on a basis inconsistent with past practices;

Borrower shall not enter into or be a party to, or permit any Subsidiary to enter into or be a party to, any transaction with any Affiliate of Borrower except in the ordinary course of business in a manner and to an extent consistent with past practices of Borrower and necessary or desirable for the prudent operation of its business, for fair consideration and on terms no less favorable to Borrower or such Subsidiary as are available from unaffiliated third parties;

Borrower shall promptly advise Agents and Lenders in writing of any Material Adverse Effect or the occurrence of any Default or Event of Default.

                     CONDITIONS PRECEDENT.

The obligation of Lenders to fund the initial Revolving Loan, and cause Issuing Bank to issue the initial Letter of Credit, is subject to the satisfaction or waiver on or before the Closing
Date of the following conditions precedent:

Collateral Agent shall have received each of the agreements, opinions, reports, approvals, consents, certificates and other documents set forth on the closing document list attached hereto as Schedule 15(a)(i) (the "Closing Document List");

Since September 30, 1997, no event shall have occurred which has had or could reasonably be expected to have a Material
Adverse Effect, as determined by either Agent or any Lender in its sole discretion;

Collateral Agent shall have received payment in full of all fees and expenses payable to it by Borrower on or before the Closing Date;

Collateral Agent shall have determined that immediately after giving effect to (A) the making of the initial Loans, if any, requested to be made on the Closing Date, (B) the issuance of the initial Letter of Credit, if any, requested to be made on the Closing Date and (C) the payment or reimbursement by Borrower of Collateral Agent for all closing costs and expenses incurred in connection with the transactions contemplated hereby, on a pro forma basis the Excess Availability of Borrower shall not be less than One Million Five Hundred Thousand Dollars ($1,500,000);

Collateral Agent shall have received a certificate from Borrower's chief executive officer or chief financial officer, pursuant to which such officer shall certify that in calculating the Excess Availability described in clause (iv) above, Borrower's outstanding trade payables were (and are) current and not past due in any material respect; and

The Obligors shall have executed and delivered to Collateral
Agent all documents which Collateral Agent determines are reasonably necessary to consummate the transactions contemplated hereby.

After the Closing Date, the obligation of each Agent and each Lender to make any requested Revolving Loan or to cause the Issuing Bank to issue any requested Letter of Credit is subject to the satisfaction of the conditions precedent set forth below. Each such request shall constitute a representation and warranty that such conditions are satisfied:

All representations and warranties contained in this Agreement and the Other Agreements shall be true and correct on and as of the date of such request, as if then made, other than representations and warranties that relate solely to an earlier date;

No Default or Event of Default shall have occurred, or would result from the making of the requested Revolving Loan or the issuance of the requested Letter of Credit, which has not been waived; and

Since September 30, 1997, no event has occurred which has had or could reasonably be expected to have a Material Adverse
Effect.

                           DEFAULT.

The occurrence of any one or more of the following events shall constitute an "Event of Default" hereunder:

the failure of any Obligor to pay when due, declared due, or demanded by Collateral Agent at the request of the Requisite
Lenders, in accordance with the terms hereof, any of the Liabilities;

the failure of any Obligor to perform, keep or observe any of the covenants, conditions, promises, agreements or obligations of such Obligor under this Agreement or any of the Other
Agreements, which failure remains uncured for more than five (5)
Business Days after the occurrence thereof;

the making or furnishing by any Obligor to either Agent or any Lender of any representation, warranty, certificate, schedule, report or other communication within or in connection with this Agreement or the Other Agreements or in connection with any other agreement between such Obligor and such Agent or Lender, which is untrue or misleading in any material respect, or the failure of any Obligor to perform, keep or observe any of the covenants, conditions, promises, agreement of such Obligor under any other agreement with any Person if such failure has or is reasonably likely to have a Material Adverse Effect;

the creation (whether voluntary or involuntary) of, or any attempt to create, any lien or other encumbrance upon any of the Collateral, other than the Permitted Liens, or the making or any attempt to make any levy, seizure or attachment thereof;

the commencement of any proceedings (i) in bankruptcy by or against any Obligor, (ii) for the liquidation or reorganization of any Obligor, (iii) alleging that such Obligor is insolvent or unable to pay its debts as they mature, or (iv) for the readjustment or arrangement of any Obligor's debts, whether under the United States Bankruptcy Code or under any other law, whether state or federal, now or hereafter existing for the relief of debtors, or the commencement of any analogous statutory or non-statutory proceedings involving any Obligor; provided, however, that if such commencement of proceedings against such Obligor is involuntary, such action shall not constitute an Event of Default unless such proceedings are not dismissed within thirty (30) days after the commencement of such proceedings;

the appointment of a receiver or trustee for any Obligor, for any of the Collateral or for any substantial part of any Obligor's assets or the institution of any proceedings for the dissolution, or the full or partial liquidation, or the merger or consolidation, of any Obligor which is a corporation or a partnership; provided, however, that if such appointment or commencement of proceedings against such Obligor is involuntary, such action shall not constitute an Event of Default unless such appointment is not revoked or such proceedings are not dismissed within thirty (30) days after the commencement of such proceedings;

the entry of any judgment or order in excess of Two Hundred
Fifty Thousand Dollars ($250,000) against any Obligor which remains unsatisfied or undischarged and in effect for thirty (30) days after such entry without a stay of enforcement or execution;

the occurrence of an event of default under, or the revocation or termination of, any agreement, instrument or document executed and delivered by any Person to Collateral Agent pursuant to which such Person has guaranteed to Agents and Lenders the payment of all or any of the Liabilities or has granted Collateral Agent a security interest in or lien upon some or all of such Person's real and/or personal property to secure the payment of all or any of the Liabilities;

the occurrence of any payment default or any other breach or event of default which remains uncured past any applicable grace period, which breach or event of default would permit the creditor thereunder to accelerate the indebtedness thereunder, under any other agreement or instrument evidencing indebtedness for borrowed money in excess of One Hundred Fifty Thousand Dollars ($150,000) executed or delivered by Borrower or pursuant to which agreement or instrument Borrower or its properties is or may be bound;

a Change of Control shall have occurred; or

the occurrence of any event or condition which has or is reasonably likely to have a Material Adverse Effect.

                 REMEDIES UPON AN EVENT OF DEFAULT.

Upon the occurrence of an Event of Default described in paragraph 16(e) hereof, all of the Liabilities shall immediately and automatically become due and payable, without notice of any kind. Upon the occurrence of any other Event of Default, all of the Liabilities may, at the option of the Requisite Lenders, and without demand, notice or legal process of any kind, be declared, and immediately shall become, due and payable.

Upon the occurrence of an Event of Default, Collateral Agent may exercise from time to time any rights and remedies available to it under the Uniform Commercial Code and any other applicable law in addition to, and not in lieu of, any rights and remedies expressly granted in this Agreement or in any of the Other Agreements and all of Collateral Agent's rights and remedies shall be cumulative and non-exclusive to the extent permitted by law. In particular, but not by way of limitation of the foregoing, Collateral Agent may, without notice, demand or legal process of any kind, take possession of any or all of the Collateral (in addition to Collateral of which it already has possession), wherever it may be found, and for that purpose may pursue the same wherever it may be found, and may enter into any of Borrower's premises where any of the Collateral may be, and search for, take possession of, remove, keep and store any of the Collateral until the same shall be sold or otherwise disposed of, and Collateral Agent shall have the right to store the same at any of Borrower's premises without cost to Collateral Agent. At Collateral Agent's request, Borrower shall, at Borrower's expense, assemble the Collateral and make it available to Collateral Agent at one or more places to be designated by Collateral Agent and reasonably convenient to Collateral Agent and Borrower. Borrower recognizes that if Borrower fails to perform, observe or discharge any of its Liabilities under this Agreement or the Other Agreements, no remedy at law will provide adequate relief to Agents and Lenders, and Borrower agrees that Agents and Lenders shall be entitled to temporary and permanent injunctive relief in any such case without the necessity of proving actual damages. Any notification of intended disposition of any of the Collateral required by law will be deemed reasonably and properly given if given at least ten (10) calendar days before such disposition. Any proceeds of any disposition by Collateral Agent of any of the Collateral may be applied by Collateral Agent to the payment of expenses in connection with the Collateral including, without limitation, legal expenses and reasonable attorneys' fees (both in-house and outside counsel) and any balance of such proceeds may be applied by Collateral Agent toward the payment of such of the Liabilities, and in such order of application, as Collateral Agent may from time to time elect.

                           AGENT.

Appointment of Agents. Each Lender hereby designates LBCI as Collateral Agent and LaSalle as Administrative Agent to act as herein specified. Each Lender hereby irrevocably authorizes Agents to take such action on its behalf under the provisions of this Agreement and the notes and any other instruments and agreements referred to herein and to exercise such powers and to perform such duties hereunder and thereunder as are specifically delegated to or required of each Agent by the terms hereof and thereof and such other powers as are reasonably incidental thereto. Except as otherwise provided herein, Collateral Agent shall hold all Collateral and all payments of principal, interest, fees, charges and expenses received pursuant to this Agreement or any of the Other Agreements for the benefit of Lenders. Each Agent may perform any of its duties hereunder by or through its agents or employees.

The provisions of this paragraph 18 are solely for the benefit of Agents and Lenders, and neither Borrower nor any other Obligor shall have any rights as a third party beneficiary of any of the provisions hereof. In performing its functions and duties under this Agreement, each Agent shall act solely as agent of Lenders and does not assume and shall not be deemed to have assumed any obligation toward or relationship of agency or trust with or for any Obligor.

Nature of Duties of Agents. Neither Agent shall have duties or responsibilities except those expressly set forth in this Agreement. Neither Agent nor any of its respective officers, directors, employees or agents shall be liable for any action taken or omitted by it as such hereunder or in connection herewith, unless caused by its or their gross negligence or willful misconduct. The duties of each Agent shall be mechanical and administrative in nature; neither Agent shall have by reason of this Agreement a fiduciary relationship in respect of any Lender; and nothing in this Agreement, expressed or implied, is intended to or shall be so construed as to impose upon either Agent any obligations in respect of this Agreement except as expressly set forth herein.

Lack of Reliance on Agents. Independently and without reliance upon either Agent, each Lender, to the extent it deems appropriate, has made and shall continue to make (A) its own independent investigation of the financial or other condition and affairs of Agents, each Obligor and any other Lender in connection with the taking or not taking of any action in connection herewith and (B) its own appraisal of the creditworthiness of each Agent, each Obligor and any other Lender, and, except as expressly provided in this Agreement, neither Agent shall have any duty or responsibility, either initially or on a continuing basis, to provide any Lender with any credit or other information with respect thereto, whether coming into its possession before the making of the Loans or at any time or times thereafter.

Neither Agent shall be responsible to any Lender for any recitals, statements, information, representations or warranties herein or in any document, certificate or other writing delivered in connection herewith or for the execution, effectiveness, genuineness, validity, enforceability, collectibility, priority or sufficiency of this Agreement or any notes or the financial or other condition of any Obligor. Neither Agent shall be required to make any inquiry concerning either the performance or observance of any of the terms, provisions or conditions of this Agreement or the notes, or the financial condition of any Obligor, or the existence or possible existence of any Default or Event of Default, unless specifically requested to do so in writing by any Lender.

Certain Rights of Agent. Each Agent shall have the right to request instructions from the Requisite Lenders or all Lenders, as applicable pursuant to paragraph 24 of this Agreement, by notice to each Lender.

If either Agent shall request instructions from the Requisite Lenders or all Lenders, as applicable, with respect to any act or action (including the failure to act) in connection with this Agreement, such Agent shall be entitled to refrain from such act or taking such action unless and until such Agent shall have received instructions from the Requisite Lenders or all Lenders, as applicable, and such Agent shall not incur liability to any Person by reason of so refraining. Without limiting the foregoing, no Lender shall have any right of action whatsoever against either Agent as a result of such Agent acting or refraining from acting hereunder in accordance with the instructions of the Requisite Lenders or all Lenders, as applicable.

Reliance by Agents. Each Agent shall be entitled to rely, and shall be fully protected in relying, upon any note, writing, resolution, notice, statement, certificate, telex, teletype or telecopier message, cablegram, radiogram, order or other documentary, teletransmission or telephone message believed by it to be genuine and correct and to have been signed, sent or made by the proper person. Each Agent may consult with legal counsel (including counsel for Borrower with respect to matters concerning Borrower), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken by it in good faith in accordance with the advice of such counsel, accountants or experts.

Indemnification of Agents. To the extent an Agent is not reimbursed and indemnified by Borrower, each Lender will reimburse and indemnify such Agent, in proportion to its Pro Rata Share, for and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses (including counsel fees and disbursements) or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against such Agent in performing its duties hereunder, in any way relating to or arising out of this Agreement; provided, that no Lender shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from such Agent's gross negligence or willful misconduct.

Agents in their Individual Capacities. With respect to the Loans made by it pursuant hereto, each Agent shall have the same rights and powers hereunder as any other Lender or holder of a note or participation interest and may exercise the same as though it was not performing the duties specified herein; and the terms "Lenders," "Requisite Lenders" or any similar terms shall, unless the context clearly otherwise indicates, include each Agent in its individual capacity. Each Agent may accept deposits from, lend money to, acquire equity interests in, and generally engage in any kind of banking, trust, financial advisor or other business with Borrower or any Affiliate of Borrower as if it were not performing the duties specified herein, and may accept fees and other consideration from Borrower for services in connection with this Agreement and otherwise without having to account for the same to Lenders, to the extent such activities are not in contravention of the terms of this Agreement.

Holders of Notes. Each Agent may deem and treat the payee of any promissory note as the owner thereof for all purposes hereof unless and until a written notice of the assignment or transfer thereof shall have been filed with Administrative Agent. Any request, authority or consent of any Person who, at the time of making such request or giving such authority or consent, is the holder of any promissory note, shall be conclusive and binding on any subsequent holder, transferee or assignee of such promissory note or of any promissory note or notes issued in exchange therefor.

                       Successor Agent.

Each Agent may, upon five (5) business days' notice to Lenders and Borrower, resign at any time (effective upon the appointment of a successor Agent pursuant to the provisions of this paragraph
(18)(i)) by giving written notice thereof to the other Agent, Lenders and Borrower. Upon any such resignation, the Requisite Lenders shall have the right, upon five (5) days' notice, to appoint a successor Agent; provided, that if no Event of Default is then existing, such appointment shall require the consent of Borrower, which consent shall not be unreasonably withheld. If no successor Agent shall have been so appointed by the Requisite Lenders and accepted such appointment, within thirty (30) days after the retiring Agent's giving of notice of resignation, then, upon five (5) days' notice, the retiring
Agent may, on
behalf of Lenders, (and if no Event of Default is then existing, with the consent of Borrower, which consent shall not be unreasonably withheld) appoint a successor Agent, which shall be a bank or a trust company or other financial institution which maintains an office in the United States, or a commercial bank organized under the laws of the United States of America or of any State thereof, or any Affiliate of such bank or trust company or other financial institution which is engaged in the banking business, having a combined capital and surplus of at least Five Hundred Million Dollars ($500,000,000);
provided, that with respect to an Affiliate of a bank, trust company or other financial institution, such entity's combined capital and surplus shall be determined on a consolidated basis with such bank, trust company or other financial institution.

Upon the acceptance of any appointment as an Agent hereunder by a successor
Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this
Agreement. After any retiring Agent's resignation hereunder as Agent, the provisions of this paragraph 18 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was an Agent under this Agreement.

                           Collateral Matters.

Each Lender authorizes and directs Collateral Agent to enter into the Other
Agreements for the benefit of Lenders. Each Lender hereby agrees that, except as otherwise set forth herein, any action taken by the Requisite Lenders in accordance with the provisions of this Agreement or the Other Agreements, and the exercise by the Requisite Lenders of the powers set forth herein or therein, together with such other powers as are reasonably incidental thereto, shall be authorized and binding upon all Lenders.
Collateral Agent is hereby
authorized on behalf of all Lenders, without the necessity of any notice to or further consent from any Lender to take any action with respect to any
Collateral or Other Agreements which may be necessary to perfect and maintain perfected the security interest in and liens upon the Collateral granted pursuant to the Other Agreements.

Collateral Agent will not, without the verbal consent of all Lenders, which consent shall (a) be confirmed promptly thereafter in writing and (b) not be unreasonably withheld or delayed, execute any release of Collateral Agent's security interest in any Collateral except for releases relating to dispositions of Collateral (x) permitted by this Agreement and (y) in connection with the repayment in full of all of the Liabilities by Borrower and the termination of all obligations of Agents and Lenders under this
Agreement and the Other Agreements; provided, that Collateral Agent shall not be required to execute any such release on terms which, in Collateral Agent's opinion, would expose Collateral Agent to liability or create any obligation or entail any consequence other than the release of such liens without recourse or warranty. In the event of any sale or transfer of any of the
Collateral, Collateral Agent shall be authorized to deduct all of the expenses reasonably incurred by Collateral Agent from the proceeds of any such sale, transfer or foreclosure.

Lenders hereby agree that the lien granted to Collateral Agent in any property sold or disposed of in accordance with the provisions of paragraph 9 of the
Agreement shall be automatically released; provided, however that Collateral
Agent's lien shall attach to and continue for the benefit of Agents and
Lenders in the proceeds and products of such property arising from any such sale or disposition.

To the extent, pursuant to the provisions of this paragraph
18(j), Collateral
Agent's execution of a release is required to release its lien upon any sale and transfer of Collateral which is consented to in writing by the Requisite
Lenders or all Lenders, as applicable, and upon at least five (5) business days' prior written request by Borrower, Collateral Agent shall (and is hereby irrevocably authorized by Lenders to) execute such documents as may be necessary to evidence the release of the liens granted to Collateral Agent for the benefit of Lenders herein or pursuant hereto upon the Collateral that was sold or transferred.

Neither Agent shall have any obligation whatsoever to Lenders or to any other
Person to assure that the Collateral exists or is owned by Borrower or any other Obligor or is cared for, protected or insured or that the liens granted to Collateral Agent herein or pursuant hereto have been properly or sufficiently or lawfully created, perfected, protected or enforced or are entitled to any particular priority, or to exercise or to continue exercising at all or in any manner or under any duty of care, disclosure or fidelity any of the rights, authorities and powers granted or available to Collateral Agent in this paragraph 18 or in any of the Other Agreements, it being understood and agreed that in respect of the Collateral, or any act, omission or event related thereto, Collateral Agent may act in any manner it may deem appropriate, in its sole discretion, given Collateral
Agent's own interest in
the Collateral as one of Lenders and that Collateral Agent shall have no duty or liability whatsoever to Lenders, except for its gross negligence or willful misconduct.

Actions with Respect to Defaults. In addition to Collateral Agent's right to take actions on its own accord as permitted under this Agreement, Collateral
Agent shall take such action with respect to an Event of Default as shall be directed by the Requisite Lenders or all Lenders, as applicable pursuant to paragraph 24 of this Agreement; provided, that until Collateral Agent shall have received such directions, Collateral Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Event of Default as it shall deem advisable and in the best interests of Lenders.

Delivery of Information. Neither Agent shall be required to deliver to any
Lender originals or copies of any documents, instruments, notices, communications or other information received by such Agent from Borrower or any other Obligor, the Requisite Lenders, any Lender or any other Person under or in connection with this Agreement or any Other Agreement except (i) as specifically provided in this Agreement or any Other Agreement and (ii) as specifically requested from time to time in writing by any Lender with respect to a specific document, instrument, notice or other written communication received by and in the possession of either Agent at the time of receipt of such request and then only in accordance with such specific request.

Demand. Collateral Agent shall make demand for repayment by Borrower of all
Liabilities owing by Borrower hereunder, after the occurrence of an Event of
Default, upon the written request of the Requisite Lenders. Collateral Agent shall make such demand in such manner as it deems appropriate, in its sole discretion, to effectuate the request of the Requisite Lenders. Nothing contained herein shall limit the discretion of Collateral Agent to take reserves, to deem certain Accounts and Inventory ineligible, or to exercise any other discretion granted to Collateral Agent in this Agreement.

                              INDEMNIFICATION.

Borrower agrees to defend (with counsel reasonably satisfactory to the
Indemnified Party (as defined below)), protect, indemnify and hold harmless each Agent, each Lender, each affiliate or subsidiary of each Agent and each
Lender, and each of their respective officers, directors, employees, attorneys and agents (each an "Indemnified Party") from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, claims, costs, expenses and disbursements of any kind or nature
(including, without limitation, the disbursements and the reasonable fees of counsel for each Indemnified Party in connection with any investigative, administrative or judicial proceeding, whether or not the Indemnified Party shall be designated a party thereto), which may be imposed on, incurred by, or asserted against, any Indemnified Party (whether direct, indirect or consequential and whether based on any federal, state or local laws or regulations including, without limitation, securities, environmental and commercial laws and regulations, under common law or in equity, or based on contract or otherwise) in any manner relating to or arising out of this
Agreement or any Other Agreement, or any act, event or transaction related or attendant thereto, the making and the management of the Loans or any Letters of Credit or the use or intended use of the proceeds of the Loans or any
Letters of Credit; provided, however, that Borrower shall not have any obligation hereunder to any Indemnified Party with respect to matters caused by or resulting from the willful misconduct or gross negligence of such
Indemnified Party. To the extent that the undertaking to indemnify set forth in the preceding sentence may be unenforceable because it is violative of any law or public policy, Borrower shall satisfy such undertaking to the maximum extent permitted by applicable law. Any liability, obligation, loss, damage, penalty, cost or expense covered by this indemnity shall be paid to each
Indemnified Party on demand, and, failing prompt payment, shall, together with interest thereon at the highest rate then applicable to Revolving Loans hereunder from the date incurred by each Indemnified Party until paid by
Borrower, be added to the Liabilities of Borrower and be secured by the
Collateral. The provisions of this paragraph 19 shall survive the satisfaction and payment of the other Liabilities and the termination of this
Agreement.

                                NOTICES.

All written notices and other written communications with respect to this
Agreement shall be sent by ordinary, certified or overnight mail, by telecopy or delivered in person, and (i) in the case of Collateral Agent shall be sent to it at 135 South LaSalle Street, Chicago, Illinois 60603,
Attention:
District Credit Manager (if by telecopy to (312) 904-7425),
(ii) in the case
of Administrative Agent and LaSalle shall be sent to it at 135 South LaSalle
Street. Chicago, Illinois 60603, Attention: Steven Marks (if by telecopy to
(312) 904-6189), (iii) in the case of any Agent of Lender other than LBCI and
LaSalle, shall be sent to it at the address identified on the signature page hereto or in an Assignment and Acceptance Agreement with such Agent or Lender, and (iv) in the case of Borrower shall be sent to Borrower at its principal place of business as set forth on the first page of this Agreement (if by telecopy to (773) 889-1678) or, in any case, to such other address of which any party has notified all other parties hereto in writing.

                  CHOICE OF GOVERNING LAW AND CONSTRUCTION.

This Agreement and the Other Agreements are submitted by Borrower to each
Agent and each Lender for such Agent's and such Lender's acceptance or rejection at Collateral Agent's principal place of business as an offer by
Borrower to borrow monies from Agents and Lenders now and from time to time hereafter, and shall not be binding upon Agents and Lenders or become effective until accepted by Agents and Lenders, in writing, at said place of business. If so accepted by Agents and Lenders, this Agreement and the Other
Agreements shall be deemed to have been made at said place of business. THIS
AGREEMENT AND THE OTHER AGREEMENTS SHALL BE GOVERNED AND
CONTROLLED BY THE
INTERNAL LAWS OF THE STATE OF ILLINOIS AS TO INTERPRETATION,
ENFORCEMENT,
VALIDITY, CONSTRUCTION, EFFECT, AND IN ALL OTHER RESPECTS,
INCLUDING, WITHOUT
LIMITATION, THE LEGALITY OF THE INTEREST RATE AND OTHER
CHARGES, BUT EXCLUDING
PERFECTION OF THE SECURITY INTERESTS IN THE COLLATERAL,
WHICH SHALL BE
GOVERNED AND CONTROLLED BY THE LAWS OF THE RELEVANT JURISDICTION. If any provision of this Agreement shall be held to be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or remaining provisions of this Agreement.

                    FORUM SELECTION AND SERVICE OF PROCESS.

To induce Agents and Lenders to accept this Agreement, Borrower irrevocably agrees that, subject to Collateral Agent's sole and absolute election, ALL
ACTIONS OR PROCEEDINGS IN ANY WAY, MANNER OR RESPECT,
ARISING OUT OF OR FROM
OR RELATED TO THIS AGREEMENT, THE OTHER AGREEMENTS OR THE
COLLATERAL SHALL BE
LITIGATED IN COURTS HAVING SITUS WITHIN THE CITY OF CHICAGO,
STATE OF
ILLINOIS.  BORROWER HEREBY CONSENTS AND SUBMITS TO THE
JURISDICTION OF ANY
LOCAL, STATE OR FEDERAL COURTS LOCATED WITHIN SAID CITY AND
STATE.  BORROWER
HEREBY WAIVES PERSONAL SERVICE OF PROCESS AND AGREES THAT
ALL SUCH SERVICE OF
PROCESS MAY BE MADE BY CERTIFIED OR REGISTERED MAIL DIRECTED
TO THE ADDRESS
SET FORTH FOR NOTICES IN PARAGRAPH 20 HEREOF AND SERVICE SO
MADE SHALL BE
DEEMED TO BE COMPLETED UPON ACTUAL RECEIPT THEREOF.
BORROWER HEREBY WAIVES
ANY RIGHT IT MAY HAVE TO TRANSFER OR CHANGE THE VENUE OF ANY
LITIGATION
BROUGHT AGAINST BORROWER BY EITHER AGENT OR ANY LENDER IN
ACCORDANCE WITH THIS
PARAGRAPH.

                              ASSIGNABILITY.

Borrower shall not have the right to assign this Agreement or any interest therein except with the prior written consent of Agents and all Lenders.

Any Lender may make, carry or transfer Loans at, to or for the account of, any of its branch offices or the office of an Affiliate of such Lender except to the extent such transfer would result in increased costs to Borrower.

Each Lender may, with the consent of each Agent, which consent shall not be unreasonably withheld, but without the consent of any other Lender nor
Borrower, assign to one or more banks or other financial institutions all or a portion of its rights and obligations under this Agreement; provided, that (i) for each such assignment, the parties thereto shall execute and deliver to
Administrative Agent, for its acceptance and recording in the Register (as defined below), an Assignment and Acceptance in the form attached hereto as
Exhibit D, and a processing and recordation fee of Two
Thousand Five Hundred
Dollars ($2,500) to be paid by the assignee, and (ii) no such assignment shall be for less than Five Million Dollars ($5,000,000). Upon such execution and delivery of the Assignment and Acceptance to Administrative Agent, from and after the date specified as the effective date in the Assignment and
Acceptance (the "Acceptance Date"), (x) the assignee thereunder shall be a party hereto, and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, such assignee shall have the rights and obligations of a Lender hereunder and (y) the assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights (other than any rights it may have pursuant to paragraph
19 of the Agreement which will survive) and be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto).

By executing and delivering an Assignment and Acceptance, the assignee thereunder confirms and agrees as follows: (i) other than as provided in such
Assignment and Acceptance, the assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any of the Other Agreements, (ii) such assigning
Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of Borrower or any other Obligor or the performance or observance by Borrower or any other Obligor of its obligations under this Agreement, (iii) such assignee confirms that it has received a copy of this Agreement, together with copies of the financial statements referred to in paragraph 11 of the Agreement and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance, (iv) such assignee will, independently and without reliance upon either Agent, such assigning Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement, (v) such assignee appoints and authorizes Agents to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to Agents by the terms hereof, together with such powers as are reasonably incidental thereto and
(vi) such assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

Administrative Agent shall, maintain at its address referred to in paragraph
20 of the Agreement a copy of each Assignment and Acceptance delivered to and accepted by it and a register for the recordation of the names and addresses of Lenders and the Revolving Loan Commitments and Maximum Loan Amounts of, and principal amount of the Loans owing to, each Lender from time to time (the
"Register"). The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and Borrower, Agents and Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register and copies of each
Assignment and Acceptance shall be available for inspection by Borrower,
Collateral Agent or any Lender at any reasonable time and from time to time upon reasonable prior notice.

Upon its receipt of an Assignment and Acceptance executed by an assigning
Lender, Administrative Agent shall, if such Assignment and Acceptance has been completed and is in substantially the form of Exhibit D hereto, (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register, (iii) give notice thereof to Collateral Agent on the date of receipt and (iv) give prompt notice thereof to Borrower. Within five (5)
Business Days after its receipt of such notice, Borrower shall execute and deliver to Administrative Agent in exchange for the surrendered promissory note or notes, a new promissory note or notes to the order of the assignee in an amount equal to the maximum amount of Loans such assignee may at any time make under the terms of this Agreement and, if the assigning Lender has retained a portion of the Loans, a new promissory note or notes to the order of the assigning Lender in an amount equal to the maximum amount of Loans such assigning Lender may at any time make under the terms of this Agreement. Such new promissory note or notes shall re-evidence the indebtedness outstanding under the old promissory note or notes and shall be in the aggregate principal amount of such surrendered promissory note or notes, shall be dated of even date herewith and shall otherwise be in substantially the form of the promissory note or notes subject to such assignment.

Each Lender may sell participations (without the consent of either Agent,
Borrower or any other Lender) to one or more parties, in or to all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Maximum Loan Amount or the Loans owing to
it); provided, that (i) such Lender's obligations under this Agreement
(including, without limitation, its Maximum Loan Amount hereunder) shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) Borrower,
Agents, and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this
Agreement and (iv) such Lender shall not transfer, grant, assign or sell any participation under which the participant shall have rights to approve any amendment or waiver of this Agreement except to the extent such amendment or waiver would (A) extend the final maturity date or the date for the payment of any installment of fees or principal or interest of any Loans in which such participant is participating, (B) reduce the amount of any installment of principal of the Loans in which such participant is participating, (C) reduce the interest rate applicable to the Loans in which such participant is participating, or (D) reduce any fees payable hereunder.

Each Lender agrees that, without the prior written consent of Borrower and
Agents, it will not make any assignment hereunder in any manner or under any circumstances that would require registration or qualification of, or filings in respect of, any Loan or other Liabilities under the securities laws of the
United States of America or of any jurisdiction.

In connection with the efforts of any Lender to assign its rights or obligations or to participate interests, such Lender may disclose any information in its possession regarding Borrower.

                             AMENDMENTS, ETC.

No amendment or waiver of any provision of this Agreement or any of the Other
Agreements, nor consent to any departure by any Obligor therefrom, shall in any event be effective unless the same shall be in writing and signed by the
Requisite Lenders, or if Lenders shall not be parties thereto, by the parties thereto and consented to by the Requisite Lenders, and each such amendment, waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, that no amendment, waiver or consent shall, unless in writing and signed by all Lenders, do any of the following: (i) increase the Revolving Loan Commitments or Maximum Loan Amounts of Lenders or subject Lenders to any additional obligations to extend credit to Borrower, (ii) reduce the principal of, or interest on, the Loans (other than as expressly permitted herein) or any fees hereunder,
(iii) postpone any
date fixed for any payment in respect of principal of, or interest on, the
Loan or any fees hereunder, (iv) change the Pro Rata Shares of Lenders, or any minimum requirement necessary for Lenders or the Requisite Lenders to take any action hereunder, (v) amend or waive this paragraph 24, or change the definition of the Requisite Lenders, or (vi) except in connection with the financing, refinancing, sale or other disposition of any asset of Borrower permitted under this Agreement, release or subordinate any liens in favor of
Collateral Agent, for the benefit of Agents and Lenders, on any of the
Collateral and provided further, that no amendment, waiver or consent affecting the rights or duties of either Agent under this Agreement or any
Other Agreement shall in any event be effective, unless in writing and signed by such Agent in addition to Lenders required hereinabove to take such action.
Notwithstanding any of the foregoing to the contrary, the consent of Borrower shall not be required for any amendment, modification or waiver of the provisions of paragraph 24 of this Agreement.

                   NONLIABILITY OF AGENT AND LENDERS.

The relationship between Borrower and Lenders and Agents shall be solely that of borrower and lender. Neither Agent nor any Lender shall have any fiduciary responsibilities to Borrower. Neither Agent nor any Lender undertakes any responsibility to Borrower to review or inform Borrower of any matter in connection with any phase of Borrower's business or operations.

                         HEADINGS OF SUBDIVISIONS.

The headings of subdivisions in this Agreement are for convenience of reference only, and shall not govern the interpretation of any of the provisions of this Agreement.

                            POWER OF ATTORNEY.

Borrower acknowledges and agrees that its appointment of Collateral Agent as its attorney and agent-in-fact for the purposes specified in this Agreement is an appointment coupled with an interest and shall be irrevocable until all of the Liabilities are paid in full and this Agreement is terminated.

            WAIVER OF JURY TRIAL; OTHER WAIVERS;
CONFIDENTIALITY.

EACH AGENT, EACH LENDER AND BORROWER HEREBY WAIVE ALL RIGHTS
TO TRIAL BY JURY
IN ANY ACTION OR PROCEEDING WHICH PERTAINS DIRECTLY OR
INDIRECTLY TO THIS
AGREEMENT, ANY OF THE OTHER AGREEMENTS, THE LIABILITIES, THE
COLLATERAL, ANY
ALLEGED TORTIOUS CONDUCT OF BORROWER, ANY AGENT OR ANY
LENDER OR WHICH, IN ANY
WAY, DIRECTLY OR INDIRECTLY, ARISES OUT OF OR RELATES TO THE
RELATIONSHIP
BETWEEN BORROWER, EACH AGENT AND EACH LENDER.  IN NO EVENT
SHALL ANY AGENT OR
ANY LENDER BE LIABLE FOR LOST PROFITS OR OTHER SPECIAL OR
CONSEQUENTIAL
DAMAGES.

BORROWER HEREBY WAIVES ALL RIGHTS TO NOTICE AND HEARING OF
ANY KIND PRIOR TO
THE EXERCISE BY COLLATERAL AGENT OF ITS RIGHTS TO REPOSSESS
THE COLLATERAL OF
BORROWER WITHOUT JUDICIAL PROCESS OR TO REPLEVY, ATTACH OR
LEVY UPON SUCH
COLLATERAL WITHOUT PRIOR NOTICE OR HEARING.

Borrower hereby waives demand, presentment, protest and notice of nonpayment, and further waives the benefit of all valuation, appraisal and exemption laws.

Agents' and Lenders' failure, at any time or times hereafter, to require strict performance by Borrower of any provision of this Agreement or any of the Other Agreements shall not waive, affect or diminish any right of Agents and Lenders thereafter to demand strict compliance and performance therewith.
Any suspension or waiver by either Agent or Lenders of an Event of Default under this Agreement or any default under any of the Other Agreements shall not suspend, waive or affect any other Event of Default under this Agreement or any other default under any of the Other Agreements, whether the same is prior or subsequent thereto and whether of the same or of a different kind or character. No delay on the part of either Agent or Lenders in the exercise of any right or remedy under this Agreement or any Other Agreement shall preclude other or further exercise thereof or the exercise of any right or remedy.
None of the undertakings, agreements, warranties, covenants and representations of Borrower contained in this Agreement or any of the Other
Agreements and no Event of Default under this Agreement or default under any of the Other Agreements shall be deemed to have been suspended or waived by either Agent or Lenders unless such suspension or waiver is in writing, signed by a duly authorized officers of Agents and Lenders (or such lesser number of
Agents and Lenders as required under this Agreement) and directed to Borrower specifying such suspension or waiver.

Borrower has furnished and will furnish to Agents and Lenders certain information concerning Borrower which Borrower has advised is non-public, proprietary or confidential in nature ("Confidential Information"). Each
Agent and each Lender confirms to Borrower that it is such Agent's and such
Lender's policy and practice to maintain in confidence all Confidential
Information which is provided to it under agreements providing for the extension of credit and which is identified to it as such, and that it will protect the confidentiality of Confidential Information submitted to it with respect to Borrower under this Agreement, commensurate with its efforts to maintain the confidentiality of its own Confidential Information, provided, however, that (i) nothing contained herein shall prevent any Agent or any
Lender from disclosing Confidential Information (A) to its Affiliates and their respective directors, officers, and employees and to any legal counsel, auditors, appraisers, consultants or other persons retained by it or its
Affiliates as professional advisors, on the condition that such information not be further disclosed except in compliance with this paragraph 28(e); (B) under color of legal authority, including, without limitation, to any regulatory authority having jurisdiction over it or its operations or to, or under the authority of, any court deemed by it to be of competent jurisdiction; (C) to either Agent, any other Lender or any other actual or potential assignee of or participant in a Lender's rights and obligations under this Agreement to the extent such actual potential assignee or participant has agreed to maintain such information in confidence on the basis set forth in this paragraph 28(e); and (D) as necessary in connection with the exercise of its remedies under this Agreement or any of the Other Agreements;
(ii) the terms of this paragraph 28(e) shall be inapplicable to any information furnished to it which is in possession prior to the delivery to it of such information by Borrower or any other authorized Person, or otherwise has been obtained by it on a non-confidential basis, or which was or becomes available to the public or otherwise part of the public domain (other than as a result of such Agent's or such Lender's failure or any prospective participant's or assignee's failure to abide hereby), or which was not non-public, proprietary or confidential when Borrower or any other authorized
Person delivered it to either Agent or any Lender; and (iii) the determination by such Agent or such Lender as to the application of any of the circumstances described in the foregoing clauses (i) and (ii) will be conclusive and binding if made in good faith.

Notwithstanding subparagraph (e) above, Borrower consents to each Agent publishing a tombstone or similar advertising material relating to the financing transaction contemplated by this Agreement.

IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the 3rd day of February, 1998.

LASALLE BUSINESS CREDIT, INC., as Collateral Agent and a
Lender


By
Its


By
Its

Revolving Loan Commitment:  $17,500,000
Maximum Loan Amount:  $17,500,000
LASALLE NATIONAL BANK, as Administrative Agent and a Lender


By
Its

Revolving Loan Commitment:  $17,500,000
Maximum Loan Amount:  $17,500,000

ATTEST:

By
Its


COBRA ELECTRONICS CORPORATION


By
Its

EXHIBIT A - BUSINESS AND COLLATERAL LOCATIONS

Attached to and made a part of that certain Loan and Security Agreement of even date herewith among COBRA ELECTRONICS CORPORATION, LASALLE BUSINESS
CREDIT, INC. as Collateral Agent and a Lender, LASALLE
NATIONAL BANK, as
Administrative Agent and a Lender, and all other Lenders from time to time a party to such Loan and Security Agreement.

Borrower's business locations (please indicate which location is the principal place of business and at which locations originals and all copies of
Borrower's books, records and accounts are kept):

                        6500 West Cortland Street
                        Chicago, Illinois  60707

   (principal place of business; location of books, records and accounts)

Other locations of Collateral owned by Borrower (including, without limitation, warehouse locations, processing locations, consignment locations) and all post office boxes of Borrower. Please indicate the relationship of such location to Borrower (i.e., public warehouse, processor, etc.).

            Autotronics International Corporation
(Warehouse)
            11632 Chairman Drive
            Dallas, Texas  75243

            Shine Electronics Company, Inc. (Warehouse)
            11-22 45th Road
            Long Island City, New York  11101

            V & A Electronics (Warehouse)
            7855 Gross Point Road
            Unit A-3
            Skokie, Illinois  60077

            Yupiteru U.S.A., Inc. (Warehouse)
            235-1 N. Freeport Drive
            Nogales, Arizona  85621

            SS Electronics (Warehouse)
            3415 W. Peterson Ave.
            Chicago, Illinois  60659

EXHIBIT B
Officer's Certificate

This Certificate is submitted pursuant to paragraph 11(j) of the Loan and
Security Agreement dated February 3, 1998 ("Loan Agreement") among LaSalle
Business Credit, Inc., for itself ("LBCI") and as Collateral
Agent
("Collateral Agent"), LaSalle National Bank for itself
("LaSalle") and as
Administrative Agent, all other Lenders from time to time a party to the Loan
Agreement and Cobra Electronics Corporation ("Borrower"). The undersigned hereby certifies to Agents and Lenders that as of this
February 3, 1998:

The undersigned is the __________________________ of
Borrower.

There exits no event or circumstance which is or which with the passage of time, the giving of notice, or both would constitute an Event of Default, as that term is defined in the Loan Agreement, or , if such an event or circumstance exists, a writing attached hereto specifies the nature thereof, the period of existence thereof and the action that Borrower has taken or proposes to take with respect thereto.

No material adverse change in the condition, financial or otherwise, business, property, or results of operations of Borrower has occurred since [Date of last Officer's Certificate], or, if such a change has occurred, a writing attached hereto specifies the nature thereof and the action that Borrower has taken or proposes to take with respect thereto.

All insurance premiums due as of such date have been paid.

All taxes due as of such date have been paid or, for those taxes which have not been paid, a writing attached hereto describes the nature and amount of such taxes, and sets forth Borrower's rationale for not paying such taxes and the action that Borrower has taken or proposes to take with respect thereto.

To the best of the undersigned's knowledge, after appropriate inquiry, except as previously disclosed to Agents and Lenders in writing, no litigation, investigation or proceeding, or injunction writ or restraining order is pending or threatened against Borrower which is reasonably likely to have a
Material Adverse Effect or, if any litigation, investigation or proceeding, or injunction, writ or restraining order is pending or threatened against
Borrower which is reasonably likely to have a Material Adverse Effect, a writing attached hereto specifies the nature thereof and the action that
Borrower has taken or proposes to take with respect thereto.

Borrower is in compliance with the representations, warranties and covenants in the Loan Agreement, or, if Borrower is not in compliance with any representations, warranties or covenants in the Loan
Agreement, a writing
attached hereto specifies the nature thereof, the period of existence thereof and the action that Borrower has taken or proposes to take with respect thereto.

Attached hereto is a true and correct calculation of the financial covenants contained in paragraph 15(m) of the Loan Agreement.

COBRA ELECTRONICS CORPORATION


By
Its
Title

[SEAL]

EXHIBIT D
                       ASSIGNMENT AND ACCEPTANCE

This Assignment and Acceptance (the "Assignment and
Acceptance") is executed
as of February 3, 1998 between
_________________________________________
("Assignor") and _________________________________
("Assignee").

                            W I T N E S S E T H

WHEREAS, Assignor is party to a Loan and Security Agreement dated as of
February 3, 1998 (the "Loan Agreement") among Cobra
Electronics Corporation,
LaSalle Business Credit, Inc., for itself and as collateral agent ("Collateral
Agent") for all "Lenders" (as defined in the Loan
Agreement), LaSalle National
Bank, for itself and as administrative agent
("Administrative Agent") for all
Lenders and all such Lenders;

WHEREAS, Assignor has agreed to assign a portion of its loans and other financial accommodations to Borrower pursuant to the Loan
Agreement to
Assignee;

NOW, THEREFORE, in consideration of the mutual agreements herein contained, the parties hereto agree as follows:

Defined Terms

Capitalized terms not otherwise defined herein shall have the meanings ascribed to such terms in the Loan Agreement.

Assignment and Assumption

Assignor hereby assigns to Assignee, without recourse, representation or warranty (other than as expressly provided herein), and Assignee hereby assumes, all of Assignor's right, title and interest arising under the Loan
Agreement and the Other Agreements with respect to a portion of the outstanding Loans to Borrower equal to Assignee's Pro Rata Share (as set forth under Assignee's signature hereto) of the outstanding Loans to Borrower;
provided, that Assignee's obligations to Assignor, Borrower, Collateral Agent,
Administrative Agent and any Lender are strictly limited to those obligations under the Loan Agreement unless otherwise explicitly provided for herein.
Upon the Assignment Effective Date (as defined below),
Assignee's Maximum Loan
Amount and Assignee's Revolving Loan Commitment shall be as set forth below
Assignee's signature hereto. After giving effect to the assignment hereunder,
Assignor's remaining Maximum Loan Amount and Revolving Loan Commitment shall be as set forth below Assignor's signature hereto.

Payments on Assignment Effective Date

In consideration of the assignment by Assignor to Assignee pursuant to this
Assignment and Acceptance, Assignee agrees to pay to Assignor on or prior to the Assignment Effective Date an amount specified by Assignor in writing on or prior to the Assignment Effective Date which represents
Assignee's Pro Rata
Share of the Loans to Borrower and outstanding on the Assignment Effective
Date.

Effectiveness

This Assignment and Acceptance shall become effective upon the full execution and delivery of this Assignment and Acceptance (the
"Assignment Effective
Date").

Representations and Warranties

Each of Assignor and Assignee represents and warrants to the other party as follows:

it has full power and authority, and has taken all action necessary, to execute and deliver this Assignment and Acceptance and to fulfill its obligations under, and to consummate the transactions contemplated by, this
Assignment and Acceptance;

the making and performance by it of this Assignment and Acceptance and all documents required to be executed and delivered by it hereunder do not and will not violate any law or regulation of the jurisdiction of its incorporation or any other law or regulation applicable to it;
this Assignment and Acceptance has been duly executed and delivered by it and constitutes its legal, valid and binding obligation, enforceable in accordance with its terms, except as limited by applicable bankruptcy, reorganization, insolvency or similar laws affecting the enforcement of creditors' rights generally and by general equity principles; and

all approvals, authorizations, or other actions by, or filing with, any governmental authority necessary for the validity or enforceability of its obligations under this Assignment and Acceptance have been obtained.

Assignor represents and warrants to Assignee that Assignee's
Revolving Loan
Commitment and the outstanding Loans being assigned hereunder are not subject to any liens or security interests created by or known to Assignor.

Miscellaneous

Assignor shall not be responsible to Assignee for the execution (by any party other than Assignor), effectiveness, genuineness, validity, enforceability, collectibility or sufficiency of the Loan Agreement, the Loan Agreement, the
Other Agreements or any of the agreements, documents or instruments executed and/or delivered in connection therewith (collectively, the "Loan Documents") or for any representations, warranties, recitals or statements made therein or in any written or oral statement or in any financial or other statements, instruments, reports, certificates or any other documents made or furnished or made available by Assignor to Assignee or by or on behalf of the Borrower or any other person obligated under the Loan Documents (collectively, the "Credit
Parties") to Assignor or Assignee in connection with the Loan Documents and the transactions contemplated thereby. Except as otherwise set forth in the
Loan Agreement, Assignor shall not be required to ascertain or inquire as to the performance or observance of any of the terms, conditions, provisions, covenants or agreements contained in any of the Loan Documents or as to the use of the proceeds of the Loans or as to the existence or possible existence of any default (matured or unmatured) under the Loan Documents.

Assignee represents and warrants that it has made its own independent investigation of the financial condition and affairs of the Credit Parties in connection with the making of the Loans and the assignment by Assignor to
Assignee hereunder and has made and shall continue to make its own appraisal of the creditworthiness of the Credit Parties. Assignor shall have no duty or responsibility (except as expressly provided in the Loan
Agreement) either
initially or on a continuing basis to make any such investigation or any such appraisal on behalf of Assignee or to provide Assignee with any credit or other information with respect thereto, whether coming into its possession before the making of the Loans or at any time or times thereafter and shall further have no responsibility with respect to the accuracy of, or the completeness of, any information provided to Assignee, whether by Assignor or by or on behalf of Credit Party.

Assignee (x) agrees that it will perform all of the obligations which by the terms of the Loan Agreement are required to be performed by it as a Lender and
(y) represents that it is either (i) a corporation organized under the laws of the United States or a state thereof or (ii) entitled to complete exemption from United States withholding tax imposed on or with respect to any payments to be made to it pursuant to the Loan Agreement.

ANY DISPUTE BETWEEN ASSIGNOR AND ASSIGNEE ARISING OUT OF,
CONNECTED WITH,
RELATED TO, OR INCIDENTAL TO THE RELATIONSHIP ESTABLISHED
BETWEEN THEM IN
CONNECTION WITH THIS ASSIGNMENT AND ACCEPTANCE AND WHETHER
ARISING IN
CONTRACT, TORT, EQUITY, OR OTHERWISE, SHALL BE RESOLVED IN
ACCORDANCE WITH THE
INTERNAL LAWS AND NOT THE CONFLICTS OF LAW PROVISIONS OF THE
STATE OF
ILLINOIS.

No term or provision of this Assignment and Acceptance may be changed, waived, discharged or terminated orally, but only by an instrument in writing signed by the parties to this Assignment and Acceptance.
This Assignment and Acceptance may be executed in one or more counterparts, each of which shall be an original but all of which, taken together, shall constitute one and the same instrument.

All payments hereunder or in connection herewith shall be made in U.S. dollars and in immediately available funds, payable to the account of Assignor at its office as designated in the Loan Agreement.

This Assignment and Acceptance shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. Neither of the parties hereto may assign or transfer any of its rights or obligations under this Assignment and Acceptance without the prior consent of the other party. The preceding sentence shall not limit the right of Assignee to assign all or part of its Revolving Loan Commitment and any outstanding Loans assigned under this Assignment and Acceptance in the manner contemplated by the Loan Agreement.

All representations and warranties made herein and indemnities provided for herein shall survive the consummation of the transactions contemplated hereby.

IN WITNESS WHEREOF, the parties hereto have executed this Assignment and
Acceptance as the date first above written.

 (ASSIGNOR)


By
Title

  Maximum Loan Amount:         $________
  Revolving Loan Commitment  $________

(ASSIGNEE)


By
Its

  Maximum Loan Amount:         $________
  Revolving Loan Commitment  $________

Acknowledged and Agreed to this ____ day of __________, 199__.

LASALLE NATIONAL BANK,
as Administrative Agent


By
Its

LASALLE BUSINESS CREDIT, INC.,
as Collateral Agent


By
Its