Form 10-K/A
period 1997-12-31
COBRA ELECTRONICS CORP
filed 1998-04-02
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K/A
Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

Currently, there are over one-thousand Safety Alert transmitters installed and operating throughout the country on police, fire and emergency medical vehicles. Three cities - Indianapolis, Dayton and Orlando - have a concentration of approximately 50 transmitters each. Also, scheduled to begin later in 1998 is the Illinois Department of Transportation's high-visibility study to enhance railroad crossing safety though a system which utilizes Safety Alert transmitters and receivers.

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


RESULTS OF OPERATIONS

1997 Compared to 1996
---------------------
Net income for 1997 increased to $4.7 million from $601,000 in 1996. Included in net income for 1997 was a $1.1 million gain on the third quarter sale of a building that the company did not need for its operations and was leasing to an outside party. Net income, excluding the gain on the sale of the building, increased $3.0 million to $3.6 million in 1997 from $601,000 in 1996. Net sales increased $13.8 million, or 15.3%, to $104.1 million from $90.3 million in 1996. Selling, general and administrative expense increased to $16.7 million from $14.4 million, but, as a percentage of net sales, remained substantially unchanged at 16%.

Sales of mobile electronics products (mainly CB radios, Family
Radio Service two-way radios and integrated radar/laser detectors) increased approximately $23.8 million, or 39.6% in 1997 compared to 1996. In the fourth quarter of 1997, sales of mobile electronics products increased $4.3 million, or 24.4%. Sales of CB radios increased 28% mainly because of strong demand for radios with the company's exclusive, patent-pending SoundTracker technology, introduced early in the year.
Additionally, an all-new radar detector lineup helped drive sales volume in the U.S., while internationally the company capitalized on the strong demand in Russia for radar detectors. In total, international sales of mobile electronics products increased $9.8 million in 1997.

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

The company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 1998 to fund its working capital needs. In addition, the majority of any taxable income in 1998 will be offset by net operating loss carryforwards that totaled $30.4 million at December 31, 1997.

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

The executive officers of the Registrant are as follows:


Name, Age and         Has Held Present  Prior Business Experience
Present Position      Position Since    in Past Five Years
--------------------  ----------------  -------------------------

James Bazet, 50,          January 1998  President and Chief
President
and                           Executive Officer, Ryobi
Chief Executive Officer*                Motor Products Floor Care
                                        Division, 1995 - 1997,
                                        President and Chief
                                        Executive Officer,
Code-A-
                                      Phone Corporation, 1991-

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


Dated:  April 2, 1998

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