Form 10-K/A
period 1997-12-31
COBRA ELECTRONICS CORP
filed 1998-04-03
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K/A
                             AMENDMENT NO. 2
Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

Sales of mobile electronics products (mainly CB radios, Family
Radio Service two-way radios and integrated radar/laser detectors) increased approximately $23.8 million, or 39.6% in 1997 compared to 1996. (In the fourth quarter of 1997, sales of mobile electronics products increased $4.3 million, or 24.4%.) Sales of CB radios increased 28% in 1997 mainly because of strong demand for radios with the company's exclusive, patent-pending SoundTracker technology, introduced early in the year. Additionally, an all-new radar detector lineup helped drive sales volume in the U.S., while internationally the company capitalized on the strong demand in Russia for radar detectors. In total, international sales of mobile electronics products increased $9.8 million in 1997.

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


Dated:  April 3, 1998

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