Form 10-Q
period 1998-03-30
COBRA ELECTRONICS CORP
filed 1998-05-12
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

  (Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

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

Number of shares of Common Stock of Registrant outstanding at May
11, 1998: 6,218,416

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Cobra Electronics Corporation and Subsidiaries
            Condensed Consolidated Statements of Income
               (in thousands, except per share amounts)

                                     For the Three Months Ended
                                              (Unaudited)
                                     --------------------------
                                        March 31,    March 31,
                                          1998         1997
                                        ---------    ---------

Net sales...........................    $ 21,172    $  17,915
Cost of sales.......................      16,921       14,403
                                        ---------    ---------
 Gross profit.......................       4,251        3,512

Selling, general and
 administrative expense.............       3,737        3,134
                                        ---------    ---------
 Operating income...................         514          378

Other income (expense):
  Interest expense..................        (238)        (262)
  Other income (expense), net.......         (39)         (23)
                                        ---------    ---------
Income before taxes.................          237           93
Income taxes........................          ---          ---
                                        ---------    ---------
Net income .........................    $     237     $     93
                                         =========    =========

Net income per common share
 Basic...............................    $   0.04     $   0.01

 Diluted.............................    $   0.04     $   0.01

Weighted average shares outstanding
 Basic..............................        6,218        6,242

 Diluted............................        6,625        6,332


Cash dividends......................        None        None

See notes to condensed consolidated financial statements.

          Cobra Electronics Corporation and Subsidiaries
               Condensed Consolidated Balance Sheets
                       (dollars in thousands)

                                 As of                As of
                                March 31,          December 31,
                                  1998                1997
                               (Unaudited)
                               ------------        ------------
ASSETS:

Current assets:
  Cash........................  $      343          $    1,815
  Receivables, less allowance
    for doubtful accounts of
    $714 at March 31, 1998,
    and $958 at December 31,
    1997......................      16,179              15,685
  Inventories, primarily
    finished goods............      20,689              19,830
  Other current assets........       1,496               1,337
                               ------------        ------------
  Total current assets........      38,707              38,667
                               ------------        ------------

Property, plant and equipment,
  at cost:
  Land........................         330                 330
  Building and improvements...       3,553               3,553
  Tooling and equipment.......      11,641              11,264
                               ------------        ------------
                                    15,524              15,147
  Accumulated depreciation
    and amortization..........     (10,808)           (10,436)
                               ------------        ------------
  Net property, plant and
    equipment.................       4,716               4,711
                               ------------        ------------

Other assets..................       5,197               4,901
                               ------------        ------------
Total assets..................  $   48,620         $    48,279
                               ============        ============

See notes to condensed consolidated financial statements.

             Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (dollars in thousands)

                                  As of                As of
                                 March 31,         December 31,
                                   1998                1997
                                (Unaudited)
                               ------------        ------------
LIABILITIES AND SHAREHOLDERS'
   EQUITY:
Current liabilities:
  Accounts payable............ $     2,776         $     3,637
  Accrued liabilities.........       6,699               7,743
  Short-term debt.............      13,059              10,995
                               ------------        ------------
  Total current liabilities...      22,534              22,375
                               ------------        ------------
Long-term liability:
 Deferred Compensation........       2,172               2,231
                               -----------         ------------
Total Liabilities:............      24,706              24,606
                               -----------         ------------

Shareholders' equity:
  Preferred stock, $1 par
    value, shares authorized-
    1,000,000; none issued....         ---                 ---
  Common stock, $.33 1/3 par
    value,12,000,000 shares
    authorized; 7,039,100
    issued and 6,218,416
    outstanding at March
    31, 1998 and 6,217,791
    outstanding at December 31,
    1997......................       2,345               2,345
  Paid-in capital.............      21,319              20,681
  Retained earnings...........       6,511               6,272
                               ------------        ------------
                                    30,175              29,298
  Treasury stock, at cost.....      (6,261)             (5,625)

                               ------------        ------------
  Total shareholders' equity..      23,914              23,673
                               ------------        ------------
Total liabilities and share-
  holders' equity............. $    48,620          $   48,279
                               ============        ============

See notes to condensed consolidated financial statements.

           Cobra Electronics Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows
                        (dollars in thousands)

                                     For the Three Months Ended
                                             (Unaudited)
                                 --------------------------------
                                      March 31,         March 31,
                                        1998              1997
                                     ----------        ----------
Cash flows from operating activities:
Net income from operations            $    237          $     93
Adjustments to reconcile net income
   from operations to net cash
   provided by (used for)
   operating activities:
  Depreciation and amortization            422               712
  Changes in assets and liabilities:
    Receivables..................         (494)              925
    Inventories..................         (859)           (1,483)
Other current assets.............         (172)             (120)
    Other assets.................         (337)             (104)
    Accounts payable.............         (861)              787
    Accrued liabilities..........       (1,103)              317
                                     ----------        ----------
  Net cash flows from (used for)
     operating activities........       (3,167)            1,127
                                     ----------        ----------

Cash flows from investing activities:
   Capital expenditures...........        (372)              (30)
                                     ----------        ----------
  Net cash flows used for investing
    activities...................         (372)              (30)
                                     ----------        ----------
Cash flows from financing activities:
 Borrowings under the line-of
    -credit agreement.............      24,242            19,106
 Repayments under the line-of
    -credit agreement.............     (22,177)          (21,369)
 Transactions related to exercise
    of common stock options, net.            2                 2
                                     ----------        ----------
Net cash flows from (used for)
    financing activities.........        2,067            (2,261)
                                     ----------        ----------
Net decrease in cash.............       (1,472)           (1,164)
Cash at beginning of period......        1,815             2,606
                                     ----------        ----------
Cash at end of period............      $   343           $ 1,442
                                     ==========        ==========

Supplemental disclosure of cash flow information
Cash paid during the period for:
      Interest                         $   290           $   283
      Taxes                                  0               135
See notes to condensed consolidated financial statements.

           Cobra Electronics Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements
                         (Unaudited)

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Consolidated Balance Sheet as of December 31, 1997 has been derived from the audited consolidated balance sheet as of that date. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

(1) PURCHASE ORDERS AND COMMITMENTS:

At March 31, 1998, the Company had outstanding purchase orders with suppliers totaling approximately $20.9 million compared to $35.7 million as of March 31, 1997.

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations


               ANALYSIS OF RESULTS OF OPERATIONS

First Quarter 1998 vs. First Quarter 1997:
------------------------------------------

Sales for the first quarter of 1998 increased by $3.3 million or 18.2% to $21.2 million compared to $17.9 million for the first quarter of 1997. Contributing to the sales increase was higher mobile electronic products sales, which increased 7.9% from the first quarter of 1997, due to an increase in sales of CB radios and sales from three new products: 6 Band Detectors, which just started to ship at the end of the first quarter, and Family Radio Service two-way radios and power inverters, which were introduced in the second half of 1997. Partly offsetting these increases was lower international sales of radar detectors. Also contributing to the sales increase was higher telecommunications product sales, which were up $2.1 million. This increase was due to the sale of two Caller ID models, which were introduced in the second half of 1997, as well as to a large sale to Sprint, which took all of the remaining Sprint-brand Intenna cordless phone.

Gross margins improved to 20.1% in the current quarter from 19.6%, primarily due to stronger margins on Soundtracker CB radios and 6 Band detectors, which command a premium price in the market place. The overall margin increase was partially offset by lower telecommunications margins due to intense pricing pressures on 25-channel products in the market place because of price drops on 900 Mhz phones.

Net selling, general and administrative expenses increased $603,000 in the first quarter of 1998 from the same period a year ago, and as a percentage of net sales was 17.7% compared to 17.5% for the first quarter of 1997. Fixed and variable selling expenses increased by $830,000 due to an increase in volume and because more investments are being made in promotional programs in order to secure increased placement and sales volume. Partially offsetting the increases is the fact that, in the first quarter of 1997, the company recorded a charge of $288,000 to reduce advertising credits to their net realizable value.

Interest expense for the current quarter decreased $24,000 compared to the prior year's first quarter, primarily due to lower borrowing costs because of a new credit agreement.


               LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $3.2 million during the first quarter of 1998. The increase in receivables reflects mainly a reduction in a volume rebate reserve which certain customers earned in 1997 by meeting certain sales goals and which was paid during the first quarter of 1998. Inventories increased due to lower than anticipated first quarter sales. Accounts payable decreased due to less purchases. Other accrued liabilities decreased because bonus and profit sharing amounts that were accrued in 1997 were paid in the first quarter of 1998. Debt increased $2.1 million during the first quarter and, at March 31, 1998, the company had approximately $7.7 million of unused credit line.

During 1996, the company received notice from the Internal Revenue Service asserting deficiencies in federal excise tax. The excise tax relates to the use of ozone-depleting chemicals (ODC'S). The company had protested the deficiencies and had filed an environmental excise tax protest. During the first quarter of 1998, the company was notified by the Internal Revenue Service that there are no deficiencies in the company's federal excise tax returns and the contingency footnoted in the 1997 10-K has been eliminated.


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


Dated: May 12, 1998