Form 10-Q
period 1998-06-30
COBRA ELECTRONICS CORP
filed 1998-08-14
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

  (Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

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

Number of shares of Common Stock of Registrant outstanding at August 12, 1998: 6,239,791

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Cobra Electronics Corporation and Subsidiaries
            Condensed Consolidated Statements of Operations
               (in thousands, except per share amounts)

                          For the Three           For the Six
                          Months Ended            Months Ended
                           (Unaudited)             (Unaudited)
                     --------------------    --------------------
                     June 30,    June 30,    June 30,   June 30,
                       1998        1997        1998       1997
                     --------    --------    --------   --------
Net sales............$ 22,440    $ 29,472    $ 43,612   $ 47,387
Cost of sales........  16,976      23,776      33,897     38,179
                     --------    --------    --------    -------
  Gross profit.......   5,464       5,696       9,715      9,208

Selling, general and
  administrative
  expense............   4,096       4,147       7,833      7,281
                     --------    --------    --------    -------
 Operating income....   1,368       1,549       1,882      1,927

Other income(expense):
  Interest expense...    (281)       (309)       (519)      (571)
  Other, net.........     178           9         138       (14)
                     --------    --------    --------    -------
Income before
  taxes..............   1,265       1,249       1,501      1,342
Provision
  for taxes..........     ---         ---         ---        ---
                     --------    ---------   ---------   --------
Net income...........$  1,265    $  1,249   $   1,501   $  1,342
                     ========    =========   =========   ========

Net income per common share:

        -Basic.......    0.20    $   0.20    $   0.24   $   0.21
        -Diluted.....    0.19        0.20        0.23       0.21
                     ========    =========   =========  =========
Weighted average
  shares outstanding

        -Basic.......    6,235       6,242       6,224      6,242
        -Diluted.....    6,539       6,308       6,584      6,317
                      =========   ========   =========  =========

Cash dividends.......   None        None       None       None
                      =========   ========   =========  =========

See notes to consolidated financial statements.

        Cobra Electronics Corporation and Subsidiaries
             Condensed Consolidated Balance Sheets
                   (dollars in thousands)

                             As of               As of
                             June 30,            December 31,
                             1998                1997
                             (Unaudited)
                             -------------       ------------
ASSETS:

Current assets:
  Cash.......................$          71       $      1,815
  Receivables, less allowance
    for doubtful accounts of
    $759 at June 30, 1998,
    and $958 at December 31,
    1997......................      15,330             15,685
  Inventories, primarily
  finished goods..............      19,970             19,830
  Other current assets........       1,484              1,337
                              ------------       ------------
  Total current assets........      36,855             38,667
                              ------------       ------------
Property, plant and equipment,
  at cost:
  Land........................         330                330
  Building and improvements...       3,601              3,553
  Tooling and equipment.......      12,074             11,264
                              ------------       ------------
                                    16,005             15,147
  Accumulated depreciation
    and amortization..........     (11,199)           (10,436)
                              -------------      -------------
  Net property, plant and
    equipment.................       4,806              4,711
                              ------------       ------------

Other assets..................       5,696              4,901
                              ------------       ------------
Total assets..................$     47,357       $     48,279
                              ============       ============

See notes to consolidated financial statements.

             Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (dollars in thousands)

                              As of               As of
                              June 30,            December 31,
                              1998                1997
                              (Unaudited)
                              -----------         -----------
LIABILITIES AND SHAREHOLDERS'
   EQUITY:

Current liabilities:
  Accounts payable............$     2,904         $     3,637
  Accrued liabilities.........      5,203               7,743
  Short-term debt.............     11,850              10,995
                              -----------         -----------
  Total current liabilities...     19,957              22,375
                              -----------         -----------

Long term liability:
  Deferred compensation.......      2,172               2,231
                              -----------          ----------

Total liabilities.............     22,129              24,606
                              -----------          ----------

Shareholders' equity:
  Preferred stock, $1 par
    value, shares authorized-
    1,000,000; none issued....        ---                 ---
  Common stock, $.33 1/3 par
    value,12,000,000 shares
    authorized; 7,039,100
    issued and 6,234,791
    outstanding at June 30,
    1998 and 6,217,791
    outstanding at December 31,
    1997......................      2,346               2,345

  Paid-in capital.............     20,616              20,681
  Retained earnings...........      7,775               6,272
                              -----------         -----------
                                   30,737              29,298
  Treasury stock, at cost.....     (5,509)             (5,625)
                              ------------        ------------
  Total shareholders' equity..     25,228              23,673
                              ------------        ------------

Total liabilities and share-
  holders' equity.............$    47,357         $   48,279
                              ============        ============

See notes to consolidated financial statements.

           Cobra Electronics Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows
                        (dollars in thousands)

                                     For the Six Months Ended
                                             (Unaudited)
                                 --------------------------------
                                   June 30,           June 30,
                                     1998               1997
                                 --------------     -------------
Cash flows from operating
 activities:
Net income from operations          $   1,501           $ 1,342
Adjustments to reconcile net income
   from operations to net
   cash used for
   operating activities:
   Depreciation and amortization          866             1,419
  Changes in assets and
      liabilities:
    Receivables..................         355            (5,974)
    Inventories..................        (140)              406
    Other current assets.........        (168)             (477)
    Other assets.................        (873)                5
    Accounts payable.............        (733)            2,149
    Deferred compensation........         (59)              ---
    Accrued liabilities..........      (2,539)            1,064
                                      --------          ---------
Net cash used for
    operating activities.........      (1,790)              (66)
                                      ---------         ---------
Cash flows from investing activities:
  Capital expenditures...........        (860)             (543)
                                      ---------         ---------
Net cash used for investing
    activities...................        (860)             (543)
                                      ---------         ---------
Cash flows from financing activities:
 Borrowing's under the line-of
    -credit agreement............      44,535            44,207
 Repayments under the line-of
    -credit agreement............     (43,680)          (43,094)
Transactions related to exercise
    of options, net..............          51                 2
                                      ---------         ---------
Net cash provided by
    financing activities.........         906             1,115
                                      --------          ---------
Net increase (decrease) in cash..      (1,744)              506
Cash at beginning of period......       1,815             2,606
                                      --------          ---------
Cash at end of period............          71           $ 3,112
                                      ========          =========

Supplemental disclosure of cash flow information
    Cash paid during the year for:
        Interest                 $        520        $      571
        Taxes                               0               159

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

(1) PURCHASE ORDERS AND COMMITMENTS:

At June 30, 1998,the Company had outstanding purchase orders with suppliers totaling approximately $28.0 million compared to $35.7 million as of June 30, 1997.

(2) NEW ACCOUNTING PRONOUNCEMENTS:

In 1997, the Financial Accounting Standards Board issued SFAS no. 130, "Reporting Comprehensive Income," and SFAS NO. 131, "Disclosures about Segments of an Enterprise and Related Information" and, in 1998 they issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 132 revises current disclosure requirements for employer's pensions and other retiree benefits. These standards are effective for years beginning after December 15, 1997. These standards expand or modify current disclosures and accordingly, are not expected to have a significant impact on the company's reported financial position, results of operations and cash flows.

(3) Y2K:

The company initiated the process of preparing its computer systems and applications for the Year 2000 in 1997. This process involves modifying or replacing certain hardware and software maintained by the company. Management expects to have substantially all of the system and application changes completed by the end of 1998 and believes its level of preparedness is appropriate.

The total cost to the company of these Y2K compliance activities has not been and is not expected to be material to its financial position or results of operations in any given year. The costs and the date on which the company plans to complete the Y2K modification are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those plans.

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations


              ANALYSIS OF RESULTS OF OPERATIONS

Second Quarter 1998 vs. Second Quarter 1997:
--------------------------------------------
For the second quarter ended June 30, 1998, net income was $1.3 million compared to $1.2 million in the second quarter of 1997. Diluted net income per share for the quarter was $0.19 versus $0.20 for the second quarter of 1997 as diluted weighted average common shares increased by over 200,000. Sales for the second quarter of 1998 decreased $7.0 million, or 23.9%, to $22.4 million from $29.5 million for the same period a year ago.
Mobile electronics decreased $5.2 million mainly because of a decrease in sales of radar detectors to Russia, which had been a significant contributor to the company's overall revenues in 1997. This decrease in sales to Russia reflected that country's rapidly increasing economic problems, which impacted consumer demand. Partially offsetting the decrease in Russian sales was an increase in domestic radar detector sales because of strong demand for the company's new, proprietary line of 6 Band radar detectors. A drop in telecommunications product sales, because remaining 25-channel inventories were phased out to make room for the new line of 900MHz cordless telephones, also contributed to the second quarter decrease in sales.

Gross margin for the second quarter of 1998 increased to 24.3% from 19.3% the prior year's quarter. The increase in margin is primarily due to a higher proportion of sales of Soundtracker CB radios and 6 Band detectors, which command premium prices in the marketplace.

Selling, general and administrative expenses decreased $51,000 in the second quarter of 1998 from the same period a year ago. However, these expenses increased as a percentage of sales as the company continued to invest significantly in new product development, retail account expansion and distribution channel gains. Also, because selling expenses associated with international sales, which accounted for the majority of the drop in sales volume, are substantially lower in comparison to domestic selling expenses, these expenses did not drop proportionately. Offsetting these higher selling expenses was the fact that, in the second quarter of 1997, the company recorded a charge of $286,000 to reduce advertising credits to their net realizable value.

Interest expense for the current quarter decreased $28,000 compared to the prior year's second quarter, primarily due to lower borrowing costs because of a new credit agreement, which the company entered into in February 1998.

Other income for the second quarter of 1998 was $178,000 compared to other income of $9,000 in the prior year. Higher interest income from the cash surrender value of life insurance was the main contributor.



Six Months 1998 vs. Six Months 1997
-----------------------------------

For the six months ended June 30, 1998, the company's net income increased to $1.5 million, or $0.23 per diluted share, from net income of $1.3 million, or $0.21 per diluted share for the year earlier period. Sales for the six months ended June 30, 1998 decreased $3.8 million, or 8%, to $43.6 million from $47.4 million for the six months ended June 30, 1997. Mobile electronics sales decreased 9.5% due mainly to lower radar detector sales to Russia as mentioned above. Partially offsetting the decrease was increased domestic sales of radar detectors and sales of family radio service communicators and power inverters, which were introduced in the second and third quarters of last year.

Gross margin increased to 22.3% for the six months ended June 30, 1998 from 19.4% in the prior year period primarily due to a higher proportion of sales of Soundtracker CB radios and 6 Band radar detectors, which command premium prices in the marketplace.


Selling, general and administrative expenses increased $552,000 for the first half of 1998 from the same period a year ago, and, as a percentage of net sales, increased to 18% from 15.4% for the first half of 1997. This was because the company has invested significantly in new product development, retail account expansion and distribution channel gains. Partially offsetting the increase is the fact that, in the first half of 1997, the company recorded a charge of $574,000 to reduce advertising credits to their net realizable value.

Interest expense for the period decreased $52,000 compared to the prior year due to a more favorable bank agreement.

Other income increased $152,000 for the six months ended June 30, 1998 mainly because of increased interest income on the cash surrender value of life insurance.



               LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $1.8 million during the six months ended June 30, 1998. The increase in receivables reflects mainly a reduction in a reserve for a volume rebate, which certain customers earned in 1997 by meeting certain sales goals and which was paid during the first quarter of 1998. Accounts payable decreased due to a decrease in unpaid letters of credit. Accrued liabilities decreased primarily due to a decrease in warranty reserves resulting from lower return rates and the lower sales volume in the first half of 1998 compared to the last half of 1997.

Cash flow provided by and used for financing activities primarily reflects changes in the company's borrowing requirements under its line-of-credit agreement. At June 30, 1998 the company had approximately $9.2 million of unused credit line.

During 1996, the company received notice from the Internal Revenue Service asserting deficiencies in federal excise tax. The excise tax relates to the use of ozone-depleting chemicals ("ODC'S"). The company had protested the deficiencies and had filed an environmental excise tax protest. During the first quarter of 1998, the company was notified by the Internal Revenue Service that there are no deficiencies in the company's federal excise tax returns and the contingency footnoted in the 1997 10-K has been eliminated.





                           PART II
                       OTHER INFORMATION


Items 1,  2,  3, and 5 Not Applicable
-------------------------------------


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

      a) The 1997 Annual Meeting of Shareholders was held on May 12, 1998.

      b) The following persons were elected as Class III
         Directors of the Company to serve until the 2001 Annual
         Meeting of Shareholders:

         Name                     Votes for       Votes withheld
         -------------            ---------       --------------
         William P. Carmichael    5,001,838            41,155
         Carl Korn                5,016,102            26,981

         The Class I directors continuing in office until the 1999 Annual Meeting of Shareholders are James R. Bazet,
         Jerry Kalov, and Harold D. Schwartz.

         The Class II directors continuing in office until the 2000 Annual meeting of Shareholders are Samuel B.
         Horberg and Gerald M. Laures.

     c) The Cobra Electronics Corporation 1998 Stock Option Plan was approved:

          Votes For          Votes Against      Votes Abstained
          ---------          -------------      ---------------
          4,848,445             166,721                27,827

         Because brokers had discretionary authority to vote with respect to each matter submitted to shareholders, no broker non votes were tabulated.

     d)  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
     a)  Exhibits:

         Exhibit No.      Description
         -----------      ---------------------------------------
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


Dated: August 14, 1998