Form 10-Q
period 1998-09-30
COBRA ELECTRONICS CORP
filed 1998-11-13
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

  (Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

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

Number of shares of Common Stock of Registrant outstanding at November 11, 1998: 6,065,916

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Cobra Electronics Corporation and Subsidiaries
            Condensed Consolidated Statements of Operations
               (in thousands, except per share amounts)

                          For the Three           For the Nine
                          Months Ended            Months Ended
                           (Unaudited)             (Unaudited)
                     --------------------    --------------------
                     Sept 30,    Sept 30,    Sept 30,   Sept 30,
                       1998        1997        1998       1997
                     --------    --------    --------   --------
Net sales............$ 26,223    $ 31,353    $ 69,835   $ 78,740
Cost of sales........  19,720      24,585      53,617     62,764
                     --------    --------    --------    -------
  Gross profit.......   6,503       6,768      16,218     15,976

Selling, general and
  administrative
  expense............   5,300       5,022      13,133     12,303
                     --------    --------    --------    -------
 Operating income....   1,203       1,746       3,085      3,673

Other income(expense):
  Interest expense...    (296)       (357)       (815)      (928)
  Gain on sale of bldng             1,132                  1,132
  Other, (net)           (229)        104         (91)        90
                     --------    --------     --------    -------
Income before
  taxes..............     678       2,625        2,179     3,967
Provision
  for taxes..........     ---         ---         ---        ---
                     --------    --------    ---------   --------
Net income...........$    678    $  2,625    $   2,179   $ 3,967
                     ========    ========    =========   ========

Net income per common share:

        -Basic.......    0.11    $   0.43    $   0.35   $   0.64
        -Diluted.....    0.11        0.39        0.33       0.61
                     ========    =========   =========  =========
Weighted average shares outstanding:

        -Basic.......    6,210       6,170       6,219      6,218
        -Diluted.....    6,383       6,652       6,520      6,499
                      =========   ========   =========  =========

Cash dividends.......   None        None       None       None
                      =========   ========   =========  =========

See notes to condensed consolidated financial statements.

        Cobra Electronics Corporation and Subsidiaries
             Condensed Consolidated Balance Sheets
                   (Dollars in thousands)

                                As of               As of
                               Sept 30,          December 31,
                                1998                1997
                             (Unaudited)
                             -------------       ------------
ASSETS:

Current assets:
  Cash.......................$         426       $      1,815
  Receivables, less allowance
    for doubtful accounts of
    $866 at Sept 30, 1998,
    and $958 at December 31,
    1997......................      22,947             15,685
  Inventories, primarily
    finished goods recorded at
    lower of cost or market on
    FIFO basis................      20,485             19,830
  Other current assets........       1,337              1,337
                              ------------       ------------
  Total current assets........      45,195             38,667
                              ------------       ------------
Property, plant and equipment,
  at cost:
  Land........................         330                330
  Building and improvements...       3,600              3,553
  Tooling and equipment.......      12,812             11,264
                              ------------       ------------
                                    16,742             15,147

  Accumulated depreciation         (11,585)           (10,436)
                              -------------      -------------
  Net property, plant and
    equipment.................       5,157              4,711
                              ------------       ------------

Other assets..................       5,297              4,901
                              ------------       ------------
Total assets..................$     55,649       $     48,279
                              ============       ============

See notes to condensed consolidated financial statements.

             Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (dollars in thousands)

                                 As of               As of
                                Sept 30,          December 31,
                                  1998               1997
                              (Unaudited)
                              -----------         -----------
LIABILITIES AND SHAREHOLDERS'
   EQUITY:

Current liabilities:
  Accounts payable............$     2,516         $     3,637
  Accrued salaries and
     Commissions..............        735               1,307
  Accrued advertising and
     sales promotion costs....      1,199               1,093
  Accrued product warranty
     costs....................      2,389               4,173
  Other accrued liabilities...      1,564               1,170
  Short-term debt.............     19,772              10,995
                              -----------         -----------
  Total current liabilities...     28,175              22,375
                              -----------         -----------

Long-term liability:
  Deferred compensation.......      2,160               2,231
                              -----------          ----------

Total liabilities.............     30,335              24,606
                              -----------          ----------

Shareholders' equity:
  Preferred stock, $1 par
    value, shares authorized-
    1,000,000; none issued....        ---                 ---
  Common stock, $.33 1/3 par
    value,12,000,000 shares
    authorized; 7,039,100
    issued and 6,064,166
    outstanding at Sept 30,
    1998 and 6,217,791
    outstanding at December 31,
    1997......................      2,346               2,345

  Paid-in capital.............     20,579              20,681
  Retained earnings...........      8,452               6,272
                              -----------          -----------
                                   31,377              29,298
  Treasury stock, at cost.....     (6,063)             (5,625)
                              ------------        ------------
  Total shareholders' equity..     25,314              23,673
                              ------------        ------------

Total liabilities and share-
  holders' equity.............$    55,649         $    48,279
                              ============        ============

See notes to condensed consolidated financial statements.

           Cobra Electronics Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows
                        (dollars in thousands)

                                     For the Nine Months Ended
                                             (Unaudited)
                                 --------------------------------
                                   Sept 30,           Sept 30,
                                     1998               1997
                                 --------------     -------------
Cash flows from operating
 activities:
Net income                          $   2,179           $ 3,967
Adjustments to reconcile net income
   from operations to net
   cash provided by (used for)
   operating activities:
   Depreciation and amortization        1,276             2,159
   Gain on sale of building               ---            (1,132)
  Changes in assets and
      liabilities:
    Receivables..................      (7,262)           (8,938)
    Inventories..................        (655)           (3,712)
    Other current assets.........           0              (401)
    Other assets.................        (513)             (676)
    Accounts payable.............      (1,121)            3,244
    Deferred compensation........         (71)              ---
    Accrued liabilities..........      (1,856)            3,209
                                      --------          ---------
Net cash flows from
    operating activities.........      (8,023)           (2,280)

                                      ---------         ---------
Cash flows from investing activities:
  Capital expenditures...........      (1,604)           (1,029)
  Proceeds from sale of building          ---             1,999
                                      ---------         ---------
Net cash flows from investing
    activities...................      (1,604)              970
                                      ---------         ---------
Cash flows from financing activities:
 Borrowings under the line-of
    -credit agreement............      70,329            74,321
 Repayments under the line-of
    -credit agreement............     (61,551)          (74,994)
Transactions related to exercise
    of options and treasury
    stock (net)..................        (540)              255
                                      ---------         ---------
Net cash flows from
    financing activities.........       8,238              (418)
                                      --------          ---------
Net (decrease) in cash...........      (1,389)           (1,728)
Cash at beginning of period......       1,815             2,606
                                      --------          ---------
Cash at end of period............         426           $   878
                                      ========          =========

Supplemental disclosure of cash flow information
    Cash paid during the year for:
        Interest                 $        826        $      908
        Taxes                               0               188

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

(1) PURCHASE ORDERS AND COMMITMENTS:

At September 30, 1998,the Company had outstanding purchase orders with suppliers totaling approximately $22.1 million compared to $26.7 million as of September 30, 1997.

(2) NEW ACCOUNTING PRONOUNCEMENTS:

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and, in 1998 they issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 130, effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components. This statement is not applicable to the company since the company has no comprehensive income items. SFAS No. 131, effective for fiscal years beginning after December 15, 1997, establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. Management is currently assessing the impact of this statement on the company's disclosures. SFAS No. 132, effective for fiscal years beginning after December 15, 1997, revises current disclosure requirements for employer's pensions and other retiree benefits. This standard will not have a significant impact on the company's reported financial position, and results of operations and cash flows. SFAS No. 133, effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, revises current disclosure requirements for derivative instruments and hedging transactions. The Company does not hold derivative instruments or participate in hedging activities and is not applicable to the company.


Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations


              ANALYSIS OF RESULTS OF OPERATIONS

Third Quarter 1998 vs. Third Quarter 1997:
--------------------------------------------
For the third quarter ended September 30, 1998, net income was $678,000 compared to $2.6 million in the third quarter of 1997, which included a one time gain of $1.1 million on the sale of a building that was not needed for operations. Diluted net income per share for the current quarter was $0.11 versus $0.39 for the third quarter of 1997, which included a $0.17 per diluted share gain on the building sale.

Sales for the third quarter of 1998 decreased $5.1 million, or 16.3%, to $26.2 million from $31.3 million for the same period a year ago, mainly because of lower Telecommunications product sales. Telecommunications product sales decreased $5.9 million because of declining 25-channel volume as the company shifts its business to the new line of 900 MHz cordless telephones which it began shipping in the third quarter of 1998. Partially offsetting the lower Telecommunications sales was an $800,000 increase in mobile electronics product sales. This increase was primarily because of significantly increased placement of new microTalk
FRS two-way radios. Also contributing to this increase was higher domestic sales of radar detectors due to strong demand for the company's proprietary line of 6 Band radar detectors. Offsetting these increases were lower sales of radar detectors to Russia, which had been a significant contributor to the company's overall revenues in 1997. This decrease in sales to Russia reflected that country's ongoing severe economic problems.

Gross margin for the third quarter of 1998 increased from 21.6% in the prior year's quarter to 24.8%, which is the highest quarterly gross margin the company has achieved in the 1990s, and marks the fifth consecutive quarter of gross margin improvement. The increase in margin is primarily due to a more favorable sales mix of higher-margin Soundtracker CB radios, microTALK two-way radios and 6 Band detectors.

Selling, general and administrative expenses increased $278,000 in the third quarter of 1998 from the same period a year ago as the company continued to invest significantly in new product development, retail account expansion and distribution channel gains. Additionally, variable selling expenses as a percent of sales did not drop proportionately with the significant drop in international sales as very little variable selling expense is associated with these sales.

Interest expense for the current quarter decreased $61,000 compared to the prior year's third quarter, primarily due to lower borrowing costs because of a new credit agreement, which the company entered into in February 1998.

Other expense for the third quarter of 1998 was $229,000 compared to other income of $104,000 in the prior year. This expense increase reflected interest income on the cash surrender value of life insurance in 1997.


Nine Months 1998 vs. Nine Months 1997
-----------------------------------

For the nine months ended September 30, 1998, the company's net income was $2.2 million, or $0.33 per diluted share, compared to net income of $4.0 million, or $0.61 per diluted share for the year earlier period. The prior year contained a one-time gain of $1.1 million, or $0.17 per diluted share, on the sale of a building not needed for operations.

Sales for the nine months ended September 30, 1998 decreased $8.9 million, or 11.3%, to $69.8 million from $78.7 million for the nine months ended September 30, 1997. Telecommunications sales decreased by $5.5 million because of lower sales of 25-channel phones as the company transitioned to new 900 MHz cordless telephones. Mobile electronics sales decreased $3.4 million due mainly to lower radar detector sales to Russia as discussed above. Partially offsetting this decrease were significant increases in domestic sales of radar detectors and sales of new microTalk FRS two-way radios.

Gross margin increased to 23.2% for the nine months ended
September 30, 1998 from 20.2% in the prior year period primarily due to a more favorable sales mix of higher-margin Soundtracker
CB radios, microTalk two-way radios and 6 Band radar detectors.

Selling, general and administrative expenses increased $830,000 for the first nine months of 1998 from the same period a year ago, and, as a percentage of sales, increased to 18.8% from 15.6% The increase was because of investments the company has made in new product development, retail account expansion and distribution channel gains. Additionally, variable selling expenses as a percent of sales did not drop proportionately with the significant drop in international sales as very little variable selling expense is associated with these sales.

Interest expense for the nine month period decreased $113,000 compared to the prior year due to lower finance costs because of a more favorable bank agreement.

Other expense was $91,000 for the nine months ended September 30, 1998 compared to other income of $90,000 in the prior year. This expense increase reflected interest income on cash surrender value of life insurance in 1997.


               LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $8.0 million during the nine months ended September 30, 1998. The increase in receivables is seasonal, reflecting increased sales because of orders for the holiday retail selling season. Accounts payable decreased because of the timing of payments on letters of credit for inventory received from vendors. Accrued liabilities decreased primarily due to a decrease in warranty reserves. This reflected lower return rates and lower sales volume in the warranty period of 1998 compared to the corresponding period in 1997.

Cash flow provided by financing activities primarily reflects changes in the company's borrowing requirements under its line-of-credit agreement. At September 30, 1998 the company had approximately $9.4 million available on its line of credit. The difference in depreciation and amortization between years was due primarily to $861,000 in amortization of barter credits to reduce the credits to their net realizable value in 1997.

In August 1998, the company announced a program to repurchase up to $1 million of its common stock. At September 30, 1998, the company had repurchased 179,500 shares at an average total cost of approximately $3.81 per share.

During 1996, the company received notice from the Internal Revenue Service asserting deficiencies in federal excise tax. The excise tax relates to the use of ozone-depleting chemicals ("ODC'S"). The company had protested the deficiencies and had filed an environmental excise tax protest. During the first quarter of 1998, the company was notified by the Internal Revenue Service that there are no deficiencies in the company's federal excise tax returns and the contingency, footnoted in the 1997 10-K, has been eliminated.

Y2K

The company initiated the process of preparing its computer systems and applications for the Year 2000 in 1997. This process involves modifying or replacing certain hardware and software maintained by the company. As of this writing, the necessary modifications have been made by an outside consulting firm and the company is currently testing the modified software. Management expects to have substantially all of the system and application changes completed by February of 1999 and believes its level of preparedness is appropriate, making a contingency plan unnecessary. The company has also queried all major customers and vendors as to their preparedness. The responses received to date have given the company an appropriate comfort level as to the preparedness of major customers and vendors.

The total cost to the company of these Y2K compliance activities will be approximately $1.1 million and is not expected to be material to its financial position or results of operations in any given year. To date, the company has incurred approximately $450,000 in project costs. The costs and the date on which the company plans to complete the Y2K modification are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those plans.

                           PART II
                       OTHER INFORMATION


Items 1,  2,  3, and 4 Not Applicable
-------------------------------------


Item 5. Other Information
-----------------------------------------------------------

The company's 1999 Annual Meeting of Shareholders is expected to be held on May 11, 1999. Pursuant to rules of the Securities and Exchange Commission ("SEC"), in order to be considered for
inclusion in the company's 1999 Proxy Statement,    a shareholder
proposal must be received by the company no later then December 18, 1998. In addition, regardless of whether a shareholder proposal is set forth in the company's 1999 Proxy Statement as a matter to be considered by shareholders, the company's Bylaws establish an advance notice procedure for shareholder proposals to be brought before the annual meeting of shareholders, including proposed nominations of persons for election to the Board of Directors. Shareholders at the 1999 Annual Meeting may consider a proposal or nomination brought by a shareholder of record on the record date to be established for the 1999 Annual Meeting and who has given the company timely written notice, in proper form, of the shareholder's proposal and nomination. A shareholder proposal or nomination intended to be brought before the 1999 Annual Meeting must be received by the company on or after February 1, 1999 and on or prior to February 26, 1999. If a timely and proper shareholder proposal is received by the company, the proposal is not included as an agenda item in the 1999 Proxy Statement, and the proposal is properly presented at the 1999 Annual Meeting, the company may exercise discretionary authority when voting on the proposal if in the 1999 Proxy Statement the company advises shareholders on the nature of the proposal and how the company intends to vote on the proposal, unless the shareholder satisfies certain SEC requirements, including mailing a separate proxy statement to the company's shareholders. All proposals and nominations should be directed to Gerald M. Laures, the company's Secretary, 6500 West Cortland Street, Chicago, Illinois 60707.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
     a)  Exhibits:

         Exhibit No.      Description
         -----------      ---------------------------------------
         Exhibit 27       Financial data schedule required under
                          Article 5 of Regulation S-X

         Exhibit 99.1     1998 Stock Option Plan, as amended ,
                          (incorporated by reference to Exhibit
                          99.1 of the Registration Statement On
                          Form S-8, File No, 333-63501)

         Exhibit 10-36    Amended and restated by-laws

         Exhibit 10-37    Restated certificate of incorporation

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


                             COBRA ELECTRONICS CORPORATION


                             By     /s/ Gerald M. Laures
                                  ------------------------
                                  Gerald M. Laures
                                  Vice President - Finance,
                                  and Corporate Secretary


Dated: November 13, 1998

EXHIBIT 10-36

          As Amended and Restated October 28, 1998

                             BY-LAWS
                               OF
                 COBRA ELECTRONICS CORPORATION


                            ARTICLE I

                     Stockholders' Meetings

Section 1. Annual Meeting. The annual meeting of stockholders for the election of directors and the transaction of such other business as may properly come before it shall be held at 2:00 P.M., local time, on the last Tuesday of April of each year, or on such other date or at such other time as shall be fixed by the Board of Directors. If the day fixed for the annual meeting is a legal holiday, such meeting shall be held on the next succeeding business day.

Section 2. Special Meetings. Any action required or permitted to be taken by the stockholders of the corporation must be effected at a duly called annual or special meeting of stockholders of the corporation and may not be effected by any consent in writing by such stockholders. Special meetings of stockholders of the corporation may be called only by the Board of Directors pursuant to a resolution approved by a majority of the entire Board of Directors, upon not less than 10 or more than 50 days' written notice. Notwithstanding anything contained in these By-Laws to the contrary, the affirmative vote of the holders of at least 67% of the shares of the corporation entitled to vote for the election of directors shall be required to amend or repeal, or to adopt any provision inconsistent with, this section 2.

Section 3. Place of Meetings. Each meeting of stockholders for the election of directors shall be held in the City of Chicago, State of Illinois, at such place as may be fixed from time to time by the Board of Directors. Meetings of stockholders for any other purpose may be held at such time and place, within or without the State of Delaware, as shall be determined pursuant to
Section 2 of Article I and stated in the notice of the meeting or in a duly executed waiver of notice thereof.

Section 4. Notice of Meetings and Adjourned Meetings. Written notice of every meeting of stockholders stating the place, date and hour thereof, and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall, except when otherwise required by the laws of Delaware be given, in the case of the annual meeting of stockholders, not less than ten nor more than sixty days before the date of the meeting to each stockholder of record entitled to vote thereat, and in the case of special meetings, not less than ten nor more than fifty days before the date of the meeting to each stockholder of record entitled to vote thereat. Only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting pursuant to the corporation's notice of meeting. Any meeting at which a quorum of stockholders is present, in person or by proxy, may adjourn from time to time without notice other than announcement at such meeting until its business is completed. At the adjourned meeting the corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

Section 5. Quorum. The holders of a majority of the shares of stock issued and outstanding and entitled to vote, present in person or by proxy, shall, except as otherwise provided by law or the certificate of incorporation, constitute a quorum for the transaction of business at all meetings Of stockholders. If at any meeting a quorum is not present, the chairman of the meeting or the holders of the majority of the shares of stock present or represented may adjourn the meeting from time to time without notice other than announcement at such meeting until a quorum is present. At the adjourned meeting the corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned o each stockholder of record entitled meeting shall be given t The stockholders present or represented to vote at the meeting is present at a duly called or held meeting at which a quorum may continue to transact business until final adjournment notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

Section 6. Voting. Each holder of stock entitled to vote at a stockholders meeting shall, as to all matters before such meeting in respect of which such stock has voting rights, be entitled to one vote in person or by written proxy for each share of stock owned of record by him. No holder of stock shall have any cumulative voting rights in respect of any share of Stock held by him. No proxy shall be voted or acted upon after three years from its date unless the proxy provides for a longer period. No vote upon any matter need be by ballot unless demanded by the holders of at least ten per cent of the shares represented and entitled to vote at the meeting. All elections shall be decided by a plurality of the votes cast and all other questions or matters shall be decided by a majority of the votes cast, unless otherwise required by the laws of Delaware or the certificate of incorporation.

Section 7. List of Stockholders. At least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder, and the number of shares registered in the name of each stockholder, shall be prepared by the Secretary. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present. The original or duplicate stock ledger shall be the only evidence as to who are stockholders entitled to examine the stock ledger, the list required by this section or the books of the corporation, or to vote in person or by proxy at any meeting of stockholders.

Section 8.  Notice of Stockholder Business and Nominations.

(a) Annual Meetings of Stockholders. (1) Nominations of persons for election to the Board of Directors of the corporation and the proposal of business to be considered by the stockholders may be made at an annual meeting of stockholders (i) pursuant to the corporation's notice of meeting delivered pursuant to Article I,
Section 4 of these By-Laws, (ii) by or at the direction of the Board of Directors or (iii) by any stockholder of the corporation who is entitled to vote at the meeting, who complied with the notice procedures set forth in clauses (2) and (3) of this paragraph (a) of this Section 8 and who was a stockholder of record at the time such notice was delivered to the Secretary of the corporation.

(2) For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to clause
(iii) of paragraph (a)(1) of this Section 8, the stockholder must have given timely notice thereof in writing to the Secretary of the corporation and such other business must otherwise be a proper matter for stockholder action. To be timely, a stockholder's notice shall be delivered to the Secretary at the principal office of the corporation not earlier than the close of business on the 100th calendar day nor later than the close of business on the 75th calendar day prior to the date of the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of an annual meeting is more than 30 calendar days before or more than 30 calendar days after the date of the first anniversary of the preceding year's annual meeting, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the 100th calendar day prior to such annual meeting and not later than the close of business on the later of the 75th calendar day prior to such annual meeting and the 10th calendar day after the day on which public announcement of the date of such annual meeting is first made by the corporation. Such stockholder's notice shall set forth (i) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the regulations promulgated thereunder, including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected; (ii) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (iii) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, the name and address of such stockholder, as they appear on the corporation's stock transfer books, and of such beneficial owner and the class and number of shares of the corporation which are owned beneficially and of record by such stockholder and such beneficial owner.
(3)  Notwithstanding anything in the second sentence of paragraph
(a)(2) of this Section 8 to the contrary, in the event that the number of directors to be elected to the Board of Directors of the corporation is increased and there is no public announcement by the corporation naming all of the nominees for director or specifying the size of the increased Board of Directors made by the corporation at least 80 calendar days prior to the date of the first anniversary of the preceding year's annual meeting, a stockholder's notice required by this Section 8 shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary at the principal office of the corporation not later than the close of business on the 10th calendar day after the day on which such public announcement is first made by the corporation.

(b) Special Meetings of Stockholders. Subject to the rights of the holders of any Preferred Stock, only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting pursuant to the corporation's notice of meeting pursuant to Article I, Section 4 of these By-Laws.

(c) General. (1) Subject to the rights of the holders of any Preferred Stock, only persons who are nominated in accordance with the procedures set forth in this Section 8 shall be eligible to serve as directors and only such business shall be conducted at a meeting of stockholders as shall have been brought before the meeting in accordance with the procedures set forth in this
Section 8. Except as otherwise provided by law, the Certificate of Incorporation or these By-Laws, the chairman of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made or proposed in accordance with the procedures set forth in this Section 8 and, if any proposed nomination or business is not in compliance with this Section 8, to declare that such defective proposal or nomination shall be disregarded.

(2) For purposes of this Section 8, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

(3) Notwithstanding the foregoing provisions of this Section 8, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this Section 8. Nothing in this Section 8 shall be deemed to affect any rights of stockholders to request inclusion of proposals in the corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act.

                        ARTICLE II
                        Directors

Section l. Number, Election and Term of Office. The number of directors which shall constitute the whole Board shall be not less than five. The exact number of directors shall be fixed from time to time by the Board of Directors pursuant to a resolution adopted by a majority of the entire Board of Directors. The Directors shall be divided into three classes, as nearly equal in number as possible, with respect to the time for which they shall severally hold office. Directors of the First Class first chosen shall hold office for one year or until the first annual election following their election; Directors of the Second Class first chosen shall hold office until the second annual election following their election; and Directors of the Third Class shall hold office until the third annual election following their election. In each annual election or adjournment thereof, the successors to the Class of Directors whose terms shall expire at that time shall be elected to hold office for terms of three years so that the term of office or one class of Directors shall expire in each year. Each Director elected shall hold office until his successor shall be elected and shall qualify. Notwithstanding anything contained in these By-Laws to the contrary, the affirmative vote of the holders of at least 67% of the shares of this corporation entitled to vote for the election of directors shall be required to amend or repeal, or to adopt any provision inconsistent with, this Section 1.

Section 2.  Resignations and Vacancies.

(a) Resignations. Any director may resign at any time by giving written notice to the Board of Directors or to the Chairman. Any such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

(b) Newly Created Directorships and Vacancies. Subject to the rights of the holders of any series of Preferred Stock then outstanding, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause shall be filled by a majority vote of the directors then in office, and directors so chosen shall hold office for a term expiring at the Annual Meeting of Stockholders at which the term of the class to which they have been elected expires.

(c) Removal. Subject to the rights of the holders of any series of Preferred Stock then outstanding, any director, or the entire Board of Directors, may be removed from office at any time, but only for cause and only by the affirmative vote of the holders of at least 67% of the shares of this corporation entitled to vote for the election of directors.

(d) Amendment, Repeal, etc. Notwithstanding anything contained in these By-Laws to the contrary, the affirmative vote of the holders of at least 67% of all of the shares of this corporation entitled to vote for the election of directors shall be required to amend or repeal, or to adopt any provision inconsistent with, this Section 2 of Article II.

Section 3.  Place of Meetings.  Meetings of the Board of
Directors may be held at such places, within or without the State of Delaware, as the Board of Directors may from time to time determine or as shall be determined pursuant to Section 5 of
Article II.

Section 4. Regular Meetings. A regular annual meeting of the Board of Directors shall be held without call or notice immediately after and at the same general place as the annual meeting of stockholders for the purpose of organizing the Board of Directors, electing officers and transacting any other business that may properly come before the meeting. In the event such meeting is not held at such time and place, the meeting may be held at such time and place as shall be specified in a notice given as provided in Section 5 for special meetings or as shall be specified in a written waiver signed by all of the directors. Additional regular meetings of the Board of Directors may be held without call or notice at such place and at such time as shall be fixed by resolution of the Board of Directors.

Section 5. Special Meetings. Special meetings of the Board of Directors may be called and the location thereof designated by the President and shall be called and the location thereof designated by the President or Secretary at the written request of two directors. Notice of special meetings either shall be mailed by the Secretary to each director at least three days before the meeting or shall be given personally or telegraphed to each director by the Secretary at least forty-eight hours before the meeting. Such notice shall set forth the time and place of such meeting but need not, unless otherwise required by law, state the purposes of the meeting.

Section 6. Quorum and Voting. A majority of the whole Board of Directors as specified in the by-laws shall constitute a quorum for the transaction of business at any meeting of the Board of Directors. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors unless otherwise provided by the laws of Delaware, the certificate of incorporation or these by-laws. A majority of the directors present at any meeting at which a quorum is present may adjourn the meeting from time to time without further notice other than announcement at the meeting.
If at any meeting a quorum is not present, a majority of the directors present may adjourn the meeting from time to time without notice other than announcement at the meeting until a quorum is present.

Section 7. Committees of the Board of Directors. The Board of Directors may, by resolution passed by a three-fourths majority of the whole Board of Directors as specified in the by-laws, designate one or more committees, each to consist of two or more of the directors of the corporation, and may appoint chairmen of any such committees. To the extent provided in the resolution designating such committee, and to the extent permitted under applicable Delaware law, each such committee shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of any member of such committee or committees, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of such absent or disqualified member.

Section 8. Action Without Meeting. Any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting if all members of the Board of Directors, or of such committee, as the case may be, consent thereto in writing, and such written consent is filed with the minutes of the proceedings of the Board of Directors or of such committee.

Section 9. Compensation. The directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

Section 10. Telephonic Meetings. Members of the Board of Directors, or any committee thereof, may participate in a meeting of the Board of Directors, or of such committee, by means of conference telephone or other similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this section shall constitute presence in person at such meeting.

                     ARTICLE III

                      Officers

Section 1. Number. The officers of the Corporation shall be a Chairman of the Board, a Vice Chairman of the Board, a President, one or more Vice Presidents (the number thereof to be determined by the Board of Directors), a Treasurer, a Secretary and such Assistant Treasurers, Assistant Secretaries or other officers as may be elected by the Board of Directors. Any two or more offices may be held by the same person.

Section 2. Election and Term of Office. The officers of the Corporation shall be elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of stockholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as conveniently may be. New offices may be created and filled at any meeting of the Board of Directors.
Each officer shall hold office until his successor is elected and has qualified or until his earlier resignation or removal. Any officer may resign at any time upon written notice to the Corporation. Election of an officer shall not of itself create contract rights.

Section 3. Removal. Any officer elected by the Board of Directors may be removed by the Board of Directors whenever in its judgment the best interests of the Corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed.

Section 4. Vacancies. A vacancy in any office occurring because of death, resignation, removal or otherwise, may be filled by the Board of Directors.

Section 5. The Chairman of the Board and Vice Chairman of the Board. The Chairman of the Board shall preside at all meetings of the Stockholders and of the Board of Directors and shall perform such other duties as may be described by the Board of Directors from time to time. In the absence of the Chairman of the Board, the Vice Chairman of the Board shall preside at meetings of the Stockholders and of the Board of Directors. In addition, the Vice Chairman of the Board shall perform such other duties as may be described by the Board of Directors from time to time.

Section 6. The President. The President shall be the Chief Operating Officer and shall have such duties and responsibilities as may be assigned to him from time to time by the Chairman of the Board or the Board of Directors. In the absence of the Chairman of the Board, the President shall assume the duties and responsibilities of the Chairman of the Board.

Section 7. The Vice Presidents. Each of the Vice Presidents shall report to the Chairman of the Board or such other officer as may be determined by the Board of Directors or the Chairman of the Board. Each Vice President shall have such duties and responsibilities as from time to time may be assigned to him by the Chairman of the Board or the Board of Directors.

Section 8. The Treasurer and Assistant Treasurer. The Treasurer, or, in the event of his absence or inability or refusal to act, the Assistant Treasurer, if any (or, if there be more than one, the Assistant Treasurers in the order designated by the Chairman of the Board, or, if he is unable to act, the President, subject to revision by the Board of Directors, and, absent such designation or revision, in the order of their first election to that office), shall be responsible for (i) the custody and safekeeping of all of the funds of the corporation,
(ii) the receipt and deposit of all moneys paid to the corporation, (iii) where necessary or appropriate, the endorsement for collection on behalf of the corporation of all checks, drafts, notes, and other obligations payable to the corporation, (iv) the disbursement of funds of the corporation under such rules as the Board of Directors may from time to time adopt, (v) keeping full and accurate records of all receipts and disbursements, and (vi) the performance of such further duties as are incident to the office of Treasurer or as may from time to time be prescribed by the Board of Directors or by the Chairman of the Board.

Section 9. The Secretary and Assistant Secretaries. The Secretary, or in the event of his absence or inability or refusal to act, the Assistant Secretary, if any (or, if there be more than one, the Assistant Secretaries in the order designated by the Chairman, and if the Chairman is unable to act, the President shall assume the duties and responsibilities, subject to revision by the Board of Directors, and, absent such designation or revision, in the order of their first election to that office) shall: (i) record all the proceedings of the meetings of the stockholders and Board of Directors in one or more books kept for that purpose; (ii) see that all notices are duly given in accordance with the provisions of these By-Laws or as required by law; (iii) be custodian of the corporate records and of the seal of the Corporation and see that the seal of the Corporation is affixed to all certificates for shares of capital stock prior to the issue thereof and to all documents, the execution of which on behalf of the Corporation under its seal is duly authorized in accordance with the provisions of these By-Laws; (iv) keep a register of the post office address of each stockholder which shall be furnished to the Secretary by such stockholder; (v) have general charge of the stock transfer books of the Corporation and
(vi) in general, perform all duties as from time to time may be assigned to him by the Chairman of the Board or the Board of Directors.

                      ARTICLE IV

         Stock Certificates and Transfer Books

Section 1. Certificates. Every stockholder shall be entitled to have a certificate, in such form as the Board of Directors shall from time to time approve, signed by or in the name of the corporation by the Chairman, President or any Vice President and by the Treasurer, an Assistant Treasurer, the Secretary or an Assistant Secretary, certifying the number of shares owned by him.

Section 2. Facsimile Signatures. Any of or all the signatures on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

Section 3. Record Ownership. A record of the name and address of the holder of each certificate, the number of shares represented thereby, and the date of issue thereof, shall be made on the corporation's books. The corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof, and accordingly, shall not be bound to recognize any equitable or other claim to or interest in any share on the part of any other person whether or not it shall have express or other notice thereof, except as required by the laws of Delaware.

Section 4. Lost Certificates. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit by the person claiming the certificate to be lost, stolen or destroyed as to his ownership of the certificate and of the facts as to its loss, theft, or destruction. He shall also, if required by the Board of Directors, advertise the alleged loss, theft or destruction in such manner as the Board of Directors shall require and/or give the corporation a bond, in such form and amount as may be approved by the Board of Directors, sufficient to indemnify the corporation against any claim that may be made against it on account of the alleged loss, theft or destruction of the certificate or the issuance of a new certificate.

Section 5. Transfer Agent or Registrar. The corporation may maintain one or more transfer offices or agencies where the shares of stock of the corporation shall be transferable. The corporation may also maintain one or more registry offices wherein such shares of stock shall be registered.

Section 6. Transfer of Stock. Transfer of shares shall, except as provided in Section 4 of this Article IV, be made on the books of the corporation only by direction of the person named in the certificate or his attorney, lawfully constituted in writing, and only upon the surrender for cancellation of the certificate therefor, duly endorsed or accompanied by a written assignment of the shares evidenced thereby.

Section 7. Fixing Date for Determination of Stockholders of Record. (a) In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange or stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action.

(b) if no record date is fixed:

(1) The record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held.

(2) The record date for determining stockholders entitled to express consent to corporation action in writing without meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is expressed.

(3) The record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

(c) a determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

                       ARTICLE V

                   General Provisions

Section 1. Offices. The registered office of the corporation in Delaware shall be in the City of Dover, County of Kent. The corporation may also have other offices both within or without the State of Delaware. The books of the corporation may be kept outside the State of Delaware.

Section 2. Seal. The corporation's seal shall have inscribed thereon the name of the corporation, the year of its organization and the words corporate seal - Delaware.

Section 3. Fiscal Year. The fiscal year of the corporation shall be fixed by resolution of the Board of Directors.

Section 4. Inspection of Books. Subject to laws of the State of Delaware, the directors shall determine from time to time whether, and, if allowed, when and under what conditions and regulations the accounts and books of the corporation (except such as may by statute be specifically open to inspection), or any of them, shall be open to the inspection of the stockholders, and the stockholders' rights in this respect are and shall be restricted and limited accordingly.

Section 5. Reliance on Records. Each director and officer shall in the performance of his duties be fully protected in relying in good faith upon the books of account or reports made to the corporation by any of its officers, or by an independent certified public accountant, or by an appraiser selected with reasonable care by the Board of Directors, or in relying in good faith upon other records of the corporation.

Section 6. Voting of Stock. Unless otherwise ordered by the Board of Directors, the Chairman shall have full power and authority, in the name and on behalf of the corporation, to attend, act and vote at any meeting of stockholders of any company in which the corporation may hold shares of stock, and at any meeting shall possess and may exercise any and all rights and powers incident to the ownership of such shares and which, as the holder thereof, the corporation might possess and exercise if personally present, and may exercise such power and authority through the execution of proxies or of written consents in lieu of meeting pursuant to applicable law or may delegate such power and authority to any other officer, agent or employee of the corporation.

Section 7. Notices; Waiver or Notice. Notice by mail or telegraph shall be deemed to be given at the time when the same shall be deposited in the mails or delivered to the telegraph company for transmission. Whenever any notice is required to be given, a waiver thereof in writing, signed by the person or persons entitled to the notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

Section 8. Indemnification. Each person who at any time is or shall have been a director, officer, employee or agent of this corporation or is or shall have been serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, and his heirs, executors and administrators, shall be indemnified by this corporation in accordance with and to the full extent permitted by the Delaware General Corporation Law as in effect at the time of adoption of this by-law or as amended from time to time. The foregoing right of indemnification shall not be deemed exclusive of any other rights to which a person seeking indemnification may be entitled under any by-law, agreement, vote of stockholders or disinterested directors or otherwise. If authorized by the Board of Directors, the corporation may purchase and maintain insurance on behalf of any person to the full extent permitted by the Delaware General Corporation Law as in effect at the time of the adoption of this by-law or as amended from time to time.
Section 9. Amendments to By-Laws. Except as provided in Section 2 of Article 1, Section 1 of Article II and Section 2 of Article II of these By-Laws, any provision of these By-Laws may be altered, amended or repealed from time to time by the affirmative vote of a majority of the directors then qualified and acting at any regular meeting of the Board at which a quorum is present, or at any special meeting of the Board at which a quorum is present if notice of the proposed alteration, amendment or repeal be contained in the notice of such special meeting; provided, however, that no reduction in the number of directors shall have the effect of removing any director prior to the expiration of his term.

EXHIBIT 10-37

              RESTATED CERTIFICATE OF INCORPORATION
                             OF
                  COBRA ELECTRONICS CORPORATION

Cobra Electronics Corporation, a Delaware corporation, the original Certificate of Incorporation of which was filed with the Secretary of State of the State of Delaware on November 27, 1961 under the name DYNASCAN CORPORATION, HEREBY CERTIFIES that this Restated Certificate of Incorporation only restates and integrates its Certificate of Incorporation and does not further amend the provisions of the corporation's Certificate of Incorporation as heretofore amended or supplemented, and there is no discrepancy between such provisions and the provisions of this Restated Certificate of Incorporation. This Restated Certificate of Incorporation was duly adopted by its Board of Directors in accordance with Section 245 of the General Corporation Law of the State of Delaware.

                  CERTIFICATE OF INCORPORATION
                              OF
                 COBRA ELECTRONICS CORPORATION

FIRST.   The name of the corporation is COBRA ELECTRONICS
CORPORATION.

SECOND.   Its principal office in the State of Delaware is
located at 30 Dover Green, in the City of Dover, County of Kent.
The name and address of its resident agent is The Corporation
Trust Company, 30 Dover Green, Dover, Delaware.

THIRD. The nature of the business, or objects or purposes to be transacted, promoted or carried on are:

To manufacture, assemble, fabricate, purchase or otherwise acquire, to design, invent or develop, to import or export, to lease (as lessor or lessee), to service or repair, to sell, assign, transfer or otherwise dispose of, at wholesale, retail or otherwise, and to generally deal in, all kinds, varieties and combinations of electronic, electrical, magnetic and mechanical instruments, devices and systems, including but not limited to antennas of every kind and character and to automatic, automotive, communication, transmission, receiving, analyzing, testing, detecting, measuring and control instruments, devices and systems, and products of every other description; to deal in all kinds of raw materials, semi-finished or finished materials, parts, supplies, and products; to conduct research, experiments or investigations for development or improvement of materials, products or processes or for general purposes; to lease, own, operate, equip and maintain factories, plants and other facilities; and to lease or own all other real estate and personal property necessary or advisable to carry on the business of the corporation.

To manufacture, assemble, fabricate, purchase or otherwise acquire, own, mortgage, pledge, sell, assign, transfer or otherwise dispose of, to invest, trade, deal in and deal with, goods, wares and merchandise and real and personal property of every class and description.

To acquire, and pay for in cash, stock or bonds of the corporation or otherwise, the good will, rights, assets and property, and to undertake or assume the whole or any part of the obligations or liabilities of any person, firm, association or corporation, domestic or foreign.

To acquire, hold, use, sell, assign, lease, grant licenses in respect of, mortgage or otherwise dispose of letters patent of the United States or any foreign country, patent rights, licenses and privileges, inventions, improvements and processes, copyrights, trademarks and trade names, relating to or useful in connection with any business of the corporation.

To acquire by purchase, subscription or otherwise, and to receive, hold, own, guarantee, sell, assign, exchange, transfer, mortgage, pledge or otherwise dispose of or deal in and with any shares of the capital stock, voting trust certificates in respect of the shares of capital stock, scrip, warrants, rights, bonds, debentures, notes, trust receipts, and other securities, obligations, choses in action and evidences of indebtedness or interest, issued or created by any corporations, joint stock companies, syndicates, associations, firms, trusts or persons, public or private, or by the government of the United States of America, or by any foreign government, or by any state, territory, province, municipality or other political subdivision or by any governmental agency, and as owner thereof to possess and exercise all the rights, powers and privileges of ownership, including the right to execute consents and vote thereon, and to do any and all acts and things necessary or advisable for the preservation, protection, improvement and enhancement in value thereof.

To enter into, make and perform contracts of every kind and description with any person, firm, association, corporation, municipality, county, state, body politic or government or colony or dependency thereof.

To borrow or raise moneys for any of the purposes of the corporation and, from time to time without limit as to amount, to draw, make, accept, endorse, execute and issue promissory notes, drafts, bills of exchange, warrants, bonds, debentures and other negotiable or non-negotiable instruments and evidences of indebtedness, and to secure the payment of any thereof and of the interest thereon by mortgage upon or pledge, conveyance or assignment in trust of the whole or any part of the property of the corporation, whether at the time owned or thereafter acquired, and to sell, pledge or otherwise dispose of such bonds or other obligations of the corporation for its corporate purposes.

To loan to any person, firm or corporation any of its surplus funds, either with or without security.

To issue, purchase, hold, sell and transfer the shares of its own capital stock; provided that shares of its own capital stock belonging to it shall not be voted upon directly or indirectly.

To have one or more offices, to carry on all or any of its operations and business and, without restriction or limit as to amount, to purchase or otherwise acquire, hold, own, mortgage, sell, convey or otherwise dispose of, real and personal property of every class and description in any of the states, districts, territories or colonies of the United States, and in any and all foreign countries, subject to the laws of such state, district, territory, colony or country.

In general, to carry on any other business in connection with the foregoing, and to have and exercise all the powers conferred by the laws of Delaware upon corporations formed under the General Corporation Law of the State of Delaware, and to do any or all of the things hereinbefore set forth to the same extent as natural persons might or could do.

The foregoing clauses shall be liberally construed, both as objects and powers; and the objects and purposes specified therein shall, except where otherwise expressed, be in nowise limited or restricted by reference to, or inference from, the terms of any other clause in this Certificate of Incorporation, but the objects and purposes specified in each of the foregoing clauses of this Article shall be regarded as independent objects and purposes.

FOURTH. The total number of shares of stock which the corporation shall have authority to issue is thirteen million
(13,000,000), divided into two classes as follows:

(a) One million (1,000,000) shares shall be of the par value of One Dollar ($1.00) per share and shall be designated as Preferred
Stock; and

(b) Twelve million (12,000,000) shares shall be of the par value of Thirty-Three and One Third Cents ($.33 ) per share and shall be designated as Common Stock.

The Preferred Stock may be issued from time to time in one or more series, which series may have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue of such stock adopted by the board of directors pursuant to the authority which is hereby expressly vested in the board of directors.

The authority of the board of directors with respect to each series shall include, but not be limited to, determination of the following:

(a) The distinctive designation of such series and the number of shares which shall constitute such series, which number may be increased (except where otherwise provided by the board of directors) or decreased (but not below the number of shares thereof then outstanding) from time to time by like action of the board of directors;

(b) The rate of dividends, if any, payable on the shares of such series, the conditions upon which and the dates when such dividends shall be payable, whether such dividends shall be cumulative (and, if so, from which date or dates), and whether payable in preference to dividends payable on any other class or classes or any other series of stock;

(c) Whether or not the shares of such series shall have voting powers, and if voting powers are granted, the extent of such voting powers;

(d) Whether or not the shares of such series shall be redeemable and, if so, the terms and conditions of such redemption, including the date or dates upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

(e) Whether or not the shares of such series shall be entitled to the benefit of a retirement fund or sinking fund, and if so, the terms and conditions of such fund;

(f) Whether or not the shares of such series shall be convertible into or exchangeable for shares of any other class or classes of stock of the corporation or of any series thereof, and, if made convertible or exchangeable, the conversion price or prices or the rate or rates of exchange and the adjustments thereof, if any, at which such conversion or exchange may be made, and any other terms and conditions of such conversion or exchange;

(g) The rights of the holders of the shares of such series upon the voluntary or involuntary liquidation, dissolution or winding-up, or merger, consolidation or distribution or sale of assets of the corporation;

(h) The conditions and restrictions, if any, on the payment of dividends or on the making of other distributions on, or the purchase, redemption or other acquisition by the corporation of the Common Stock or of any other class or series of stock of the corporation ranking junior to the shares of such series as to dividends or upon liquidation;

(i) The conditions and restrictions, if any, on the creation of indebtedness of the corporation or any subsidiary, or on the authorization or issue of any additional stock of the corporation ranking on a parity with or prior to the shares of such series as to dividends or upon liquidation; and

(j) Any other preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof.

Each share of Common Stock shall entitle the holder thereof to one vote, in person or by proxy, at any and all meetings of the stockholders of the corporation, on all propositions before such meetings, including the election of directors. No stockholder shall have any cumulative voting rights in respect of any share of Common Stock held by such stockholder.

Except as otherwise provided by the resolution or resolutions providing for the issue of any series of Preferred Stock, the number of authorized shares of any class or classes of stock may be increased or decreased by the affirmative vote of the holders of a majority of the stock of the corporation entitled to vote.

No stockholder, as such, shall have any preemptive right to subscribe for or purchase any additional shares of stock or securities convertible into or carrying warrants or options to acquire shares of stock of the corporation.

Any and all right, title, interest and claim in or to any dividends declared by the corporation, whether in cash, stock or otherwise, which are unclaimed by the stockholder entitled thereto for a period of six years after the close of business on the payment date, shall be and be deemed to be extinguished and abandoned; and such unclaimed dividends in the possession of the corporation, its transfer agents or other agents or depositaries, shall at such time become the absolute property of the corporation, free and clear of any and all claims of any persons whatsoever.

FIFTH. The minimum amount of capital with which the corporation will commence business is One Thousand Dollars ($1,000).

SIXTH. The names and places of residence of the incorporators are as follows:

Name                         Residence

S. H. Livesay                Wilmington, Delaware
J. F. Cook                   Wilmington, Delaware
L. A. Kyritsis               Wilmington, Delaware

SEVENTH.  The corporation is to have perpetual existence.

EIGHTH. The private property of the stockholders shall not be subject to the payment of corporate debts to any extent whatever.

NINTH. In furtherance and not in limitation of the powers conferred by statute, the board of directors is expressly authorized:

Subject to the requirement that the affirmative vote of the holders of at least 67% of the shares of the corporation entitled to vote for the election of directors shall be required to amend or repeal, or to adopt any provision inconsistent with Section 2 of Article I, Section 1 of Article II and Section 2 of Article II of the By-Laws, to make, alter, amend or repeal the By-Laws of the corporation; to issue, sell, grant options to purchase and dispose of shares of the authorized and previously unissued stock of any class of the corporation and shares of its outstanding stock of any class held in its treasury; to issue, sell and dispose of the bonds, debentures, notes and other obligations or evidences of indebtedness of the corporation, including bonds, debentures, notes and other obligations or evidences of indebtedness of the corporation convertible into stock of any class of the corporation; to authorize and cause to be executed mortgages and liens upon the real and personal property of the corporation including after-acquired property; to declare and pay dividends on the stock of any class of the corporation; to set apart out of any of the funds of the corporation available for dividends or otherwise a reserve or reserves for any proper purpose and to abolish any such reserve in the manner in which it was created.

To designate one or more committees, by resolution passed by a three-fourths majority of the whole board, each committee to consist of two or more of the directors of the corporation, which, to the extent provided in the resolution or in the By-Laws of the corporation, shall have and may exercise the powers of the board of directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it, and each committee shall have such name as may be stated in the By-Laws of the corporation or as may be determined from time to time by resolution adopted by the board of directors.

Subject to the provisions of Article FIFTEENTH of this Certificate of Incorporation, when and as authorized by the affirmative vote of the holders of a majority of the stock issued and outstanding having voting power given at a stockholders' meeting duly called for that purpose or when authorized by the written consent of the holders of a majority of the voting stock issued and outstanding, to sell, lease or exchange all of the property and assets of the corporation, including its good will and its corporate franchises, upon such terms and conditions and for such consideration, which may be in whole or in part shares of stock in, and/or other securities of, any other corporation or corporations, as the board of directors shall deem expedient and for the best interests of the corporation.

To exercise all other corporate powers and to do all other acts and things as may be exercised or done by the corporation, subject, however, to the provisions of the statutes of the State of Delaware and of this Certificate of Incorporation and the By-laws of the corporation.

The number of directors which shall constitute the whole Board shall be not less than five. The exact number of directors shall be fixed from time to time by the Board of Directors pursuant to a resolution adopted by a majority of the entire Board of Directors. The Directors shall be divided into three classes, as nearly equal in number as possible, with respect to the time for which they shall severally hold office. Directors of the First Class first chosen shall hold office until the first annual selection of directors after their election; Directors of the Second Class first chosen shall hold office until the second annual election of directors after their election; and Directors of the Third Class shall hold office until the third annual election of directors after their election. In each annual election or adjournment thereof, the successors to the Class of Directors whose terms shall expire at that time shall be elected to hold office for terms of three years so that the term of office of one class of Directors shall expire in each year. Each Director elected shall hold office until his successor shall be elected and shall qualify.

Subject to the rights of the holders of any series of Preferred Stock then outstanding, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause shall be filled by a majority vote of the directors then in office, and directors so chosen shall hold office for a term expiring at the Annual Meeting of Stockholders at which the term of the class to which they have been elected expires.

Subject to the rights of the holders of any series of Preferred Stock then outstanding, any director, or the entire Board of Directors, may be removed from office at any time but only for cause and only by the affirmative vote of the holders of at least 67% of all of the shares of the corporation entitled to vote for the election of directors.

Notwithstanding anything contained in this Certificate of Incorporation to the contrary, the affirmative vote of the holders of at least 67% of the shares of the corporation entitled to vote for the election of directors shall be required to amend or repeal, or to adopt any provision inconsistent with, the provisions of this Article NINTH requiring the affirmative vote of 67% of such shares to take various actions.

TENTH. The corporation may enter into contracts or transact business with one or more of its directors, or with any firm of which one or more of its directors are members or with any trust, firm, corporation or association in which any one or more of its directors is a stockholder, director or officer or otherwise interested, and any such contract or transaction shall not be invalidated in the absence of fraud because such director or directors have or may have interests therein which are or might be adverse to the interest of the corporation, even though the presence and/or vote of the director or directors having such adverse interest shall have been necessary to constitute a quorum and/or to obligate the corporation upon such contract or transaction; and no director having such adverse interest shall be liable to this corporation or to any stockholder or creditor thereof, or to any other person, for any loss incurred by it under or by reason of any such contract or transaction; nor shall any such director or directors be accountable for any gains or profits realized thereon, except as may be otherwise provided by law, provided, however, that such contract or transaction shall, at the time at which it was entered into, have been a reasonable one to have been entered into and shall have been upon terms that at that time were fair.

ELEVENTH. A. Elimination of Certain Liability of Directors. A director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the General Corporation Law of the State of Delaware, or (iv) for any transaction from which the director derived an improper personal benefit. If the General Corporation Law of the State of Delaware is amended after approval by the stockholders of this Article Eleventh to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the General Corporation Law of the State of Delaware, as so amended. Any repeal or modification of this Section A by the stockholders of the Corporation shall not adversely affect any right or protection of a director of the Corporation existing at the time of such repeal or modification.

A. Indemnification and Insurance.

1. Right to Indemnification. Each person who was or is made a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding"), by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director, officer or employee of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the General Corporation Law of the State of Delaware as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than said law permitted the Corporation to provide prior to such amendment), against all expense, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith, and such indemnification shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that except as provided in paragraph (2) of this Section B with respect to proceedings seeking to enforce rights to indemnification, the Corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the Board of Directors of the Corporation. The right to indemnification conferred in this Section B shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition; provided, however, that if the General Corporation Law of the State of Delaware requires, the payment of such expenses incurred by a director, officer or employee in his or her capacity as a director, officer or employee (and not in any other capacity in which service was or is rendered by such person while a director, officer or employee, including, without limitation, service to an employee benefit plan) in advance of the final disposition of a proceeding, shall be made only upon delivery to the Corporation of an undertaking by or on behalf of such director, officer or employee, to repay all amounts so advanced if it shall ultimately be determined that such director, officer or employee is not entitled to be indemnified under this Section B or otherwise.

2. Right of Claimant to Bring Suit.  If a claim under paragraph
(1) of this Section B is not paid in full by the Corporation within thirty days after a written claim has been received by the Corporation, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim. It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to the Corporation) that the claimant has not met the standards of conduct which make it permissible under the General Corporation Law of the State of Delaware for the Corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel or stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the General Corporation Law of the State of Delaware, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel or stockholders) that the claimant has not met such applicable code of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

3. Non-Exclusivity of Rights. The right to indemnification and the payment of expenses incurred in defending a proceeding in advance of its final disposition conferred in this Section B shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, provision of the Certificate of Incorporation, By-Law, agreement, vote of stockholders or disinterested directors or otherwise.

4. Insurance. The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the General Corporation Law of the State of Delaware.

5. Indemnification of Agent.. The Corporation may, to the extent authorized from time to time by the Board of Directors, grant rights to indemnification, and rights to be paid by the Corporation the expenses incurred in defending any proceeding in advance of its final disposition, to any agent of the Corporation to the fullest extent of the provisions of this Section B with respect to the indemnification and advancement of expenses of directors, officers and employees of the Corporation.

TWELFTH. Whenever a compromise or arrangement is proposed between this corporation and its creditors or any class of them and/or between this corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this corporation or of any creditor or stockholder thereof, or on the application of any receiver or receivers appointed for this corporation under the provisions of Section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this corporation under the provisions of Section 279 of Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this corporation, as the case may be, and also on this corporation.

THIRTEENTH.   Meetings of stockholders may be held outside the
State of Delaware, if the By-laws so provide. The books of the corporation may be kept (subject to any provision contained in the statutes) outside the State of Delaware at such place or places as may be designated from time to time by the board of directors or in the By-laws of this corporation. Elections of directors need not be by ballot unless the By-laws of the corporation shall so provide.

Any action required or permitted to be taken by the stockholders of the corporation must be effected at a duly called annual or special meeting of stockholders of the corporation and may not be effected by any consent in writing by such stockholders. Special meetings of stockholders of the corporation may be called only by the Board of Directors pursuant to a resolution approved by a majority of the entire Board of Directors, upon not less than 10 nor more than 50 days' written notice. Notwithstanding anything contained in this Certificate of Incorporation to the contrary, the affirmative vote of the holders of at least 67% of all of the shares of the corporation entitled to vote for the election of directors shall be required to amend or repeal, or to adopt any provision inconsistent with, this second paragraph of this Article THIRTEENTH.

FOURTEENTH.   The corporation reserves, subject to the provisions
of this Certificate of Incorporation and the requirement of a concurring vote of 67% of all shares of the corporation entitled to vote for the election of directors to amend certain provisions hereof, the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

FIFTEENTH.   1.   Vote Required for Certain Business
Combinations.

A. Higher Vote for Certain Business Combinations. In addition to any affirmative vote required by law or this Certificate of Incorporation, notwithstanding any provision of Article NINTH of this Certificate of Incorporation and except as otherwise expressly provided in Section 2 of this Article FIFTEENTH:

(i) Any merger or consolidation of the corporation or any Subsidiary (as hereinafter defined) with or into (a) any Interested Stockholder (as hereinafter defined) or (b) any other corporation (whether or not itself an Interested Stockholder) which is, or after such merger or consolidation would be, an Affiliate (as hereinafter defined) of an Interested Stockholder;

(ii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) to or with any Interested Stockholder or any Affiliate of any Interested Stockholder of any assets of the corporation or any Subsidiary having an aggregate Fair Market Value of $1,000,000 or more:

(iii) the issuance or transfer by the corporation or any Subsidiary (in one transaction or a series of transactions) of any securities of the corporation or any Subsidiary to any Interested Stockholder or any Affiliate of any Interested Stockholder in exchange for cash, securities or other property (or a combination thereof) having an aggregate Fair Market Value of $1,000,000 or more;

(iv) the adoption of any plan or proposal for the liquidation or dissolution of the corporation proposed by or on behalf of an Interested Stockholder or any Affiliate of any Interested
Stockholder; or

(v)any reclassification of securities (including any reverse stock split), or recapitalization of the corporation, or any merger or consolidation of the corporation with any of its Subsidiaries or any other transaction (whether or not with or into or otherwise involving an Interested Stockholder) which has the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity or convertible securities of the corporation or any Subsidiary which is directly or indirectly owned by any Interested Stockholder or any Affiliate of any Interested Stockholder;

shall require the affirmative vote of the holders of at least 67% of the then outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors (the "Voting Stock"), voting together as a single class (it being understood that, for the purposes of this Article FIFTEENTH, each share of the Voting Stock shall have the number of votes granted to it pursuant to Article FOURTH of this Certificate of Incorporation). Such affirmative vote shall be required notwithstanding the fact that no vote may be required, or that a lesser percentage may be specified, by law or in any agreement with any national securities exchange or otherwise.

B. Definition of "Business Combination."  The term "Business
Combination" as used in this Article FIFTEENTH shall mean any transaction which is referred to in any one or more of clauses
(i) through (v) of paragraph A of this Section 1.

2. When Higher Vote Is Not Required. The provisions of Section 1 of this Article FIFTEENTH shall not be applicable to any particular Business Combination, and such Business Combination shall require only such affirmative vote as is required by law and any other provision of this Certificate of Incorporation, if all of the conditions specified in either of the following paragraphs A and B are met:

A. Approval by Continuing Directors. The Business Combination shall have been approved by two-thirds of the Continuing
Directors (as hereinafter defined).

B. Price and Procedure Requirements. All of the following conditions shall have been met:

(i) The aggregate amount of the cash and the Fair Market Value (as hereinafter defined) as of the date of the consummation of the Business Combination of consideration other than cash to be received per share by holders of Common Stock in such Business Combination shall be at least equal to the highest of the following:

(a) (if applicable) the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers'
fees) paid by the Interested Stockholder for any shares of Common Stock acquired by it (1) within the two-year period immediately prior to the first public announcement of the proposal of the Business Combination (the "Announcement Date") or (2) in the transaction in which it became an Interested Stockholder, whichever is higher; and

(b) the Fair Market Value per share of Common Stock on the first trading date after the Announcement Date or on the first trading date after the date of the first public announcement that the Interested Stockholder became an Interested Stockholder (the "Determination Date"), whichever is higher.

(ii) The aggregate amount of the cash and the Fair Market Value as of the date of the consummation of the Business Combination of consideration other than cash to be received per share by holders of shares of any other class of outstanding Voting Stock (other than Institutional Voting Stock, as hereinafter defined) shall be at least equal to the highest of the following (it being intended that the requirements of this paragraph B(ii) shall be required to be met with respect to every class (or, if applicable, series within a class) of outstanding Voting Stock (other than Institutional Voting Stock), whether or not the Interested Stockholder has previously acquired any shares of a particular class (or, if applicable, series within a class) of Voting Stock:

(a) (if applicable) the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers'
fees) paid by the Interested Stockholder for any shares of such class of Voting Stock acquired by it (1) within the two-year period immediately prior to the Announcement Date or (2) in the transaction in which it became an Interested Stockholder, whichever is higher;

(b) (if applicable) the preferential amount per share to which the holders of shares of such class (or, if applicable, series within a class) of Voting Stock are entitled in the event of any voluntary or involuntary liquidation, dissolution or winding up of the corporation; and

(c) the Fair Market Value per share of such class (or, if applicable, series within a class) of Voting Stock on the first trading date after the Announcement Date or on the Determination
Date, whichever is higher.

(iii) The consideration to be received by holders of a particular class (or, if applicable, series within a class) of outstanding Voting Stock (including Common Stock) shall be in cash or in the same form as the Interested Stockholder has previously paid for shares of such class (or, if applicable, series within a class) of Voting Stock. If the Interested Stockholder has paid for shares of any class (or, if applicable, series within a class) of Voting Stock with varying forms of consideration, the form of consideration for such class (or, if applicable, series within a class) of Voting Stock shall be either cash or the form used to acquire the largest number of shares of such class (or, if applicable, series within a class) of Voting Stock previously acquired by it.

(iv) After such Interested Stockholder has become an Interested Stockholder and prior to the consummation of such Business
Combination: (a) except as approved by two-thirds of the Continuing Directors, there shall have been no failure to declare and pay at the regular date therefor any full quarterly dividends (whether or not cumulative) on any outstanding Preferred Stock or other capital stock of the Company other than the Common Stock;
(b) there shall have been (1) no reduction in the annual rate of dividends paid on the Common Stock (except as necessary to reflect any subdivision of the Common Stock), except as approved by two-thirds of the Continuing Directors, and (2) an increase in such annual rate of dividends as necessary to reflect any reclassification (including any reverse stock split), recapitalization, reorganization or any similar transaction which has the effect of reducing the number of outstanding shares of the Common Stock, unless the failure to increase such annual rate is approved by two-thirds of the Continuing Directors; and (c) such Interested Stockholder shall have not become the beneficial owner of any additional shares of Voting Stock except as part of the transaction which results in such Interested Stockholder becoming an Interested Stockholder.

(v) After such Interested Stockholder has become an Interested Stockholder, such Interested Stockholder shall not have received the benefit, directly or indirectly (except proportionately as a stockholder), of any loans, advances, guarantees, pledges or other financial assistance or any tax credits or other tax advantages provided by the corporation, whether in anticipation of or in connection with such Business Combination or otherwise.

(vi) A proxy or information statement describing the proposed Business Combination and complying with the requirements of the Securities Exchange Act of 1934 and the rules and regulations thereunder (or any subsequent provisions replacing such Act, rules or regulations) shall be mailed to public stockholders of the corporation at least 30 days prior to the consummation of such Business Combination (whether or not such proxy or information statement is required to be mailed pursuant to such Act or subsequent provisions).

3. Certain Definitions.  For the purpose of this Article
FIFTEENTH:

A. A "person" shall mean any individual, firm, corporation or other entity.

B. "Interested Stockholder" shall mean any person (other than the corporation or any Subsidiary) who or which:

(i) is the beneficial owner, directly or indirectly, of more than 10% of the outstanding Voting Stock;

(ii) is an Affiliate of the corporation and at any time within the two-year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of 10% or more of the then outstanding Voting Stock; or

(iii) is an assignee of or has otherwise succeeded to any shares of Voting Stock which were at any time within the two-year period immediately prior to the date in question beneficially owned by any Interested Stockholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933.

C. A person shall be a "beneficial owner" of any Voting Stock:

(i)   which such person or any of its Affiliates or Associates
(as hereinafter defined) beneficially owns, directly or indirectly;

(ii) which such person or any of its Affiliates or Associates has (a) the right to acquire (whether such right is exercisable or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or
(b) the right to vote pursuant to any agreement, arrangement or understanding; or

(iii) which are beneficially owned, directly or indirectly, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of Voting Stock.

D. For the purposes of determining whether a person is an Interested Stockholder pursuant to paragraph B of this Section 3, the number of shares of Voting Stock deemed to be outstanding shall include shares deemed owned through application of paragraph C of this Section 3 but shall not include any other shares of Voting Stock which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

E. "Affiliate" and "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on April 1, 1983.

F. "Subsidiary" means any corporation of which a majority of any class of equity security is owned, directly or indirectly, by the corporation; provided, however, that for the purposes of the definition of Interested Stockholder set forth in paragraph B of this Section 3, the term "Subsidiary" shall mean only a corporation of which a majority of each class of equity security is owned, directly or indirectly, by the corporation.

G. "Continuing Director" means any member of the Board of Directors of the corporation (the "Board") who is unaffiliated with the Interested Stockholder and was a member of the Board prior to the time that the Interested Stockholder became an Interested Stockholder, and any successor of a Continuing Director who is unaffiliated with the Interested Stockholder and is recommended to succeed a Continuing Director by a majority of Continuing Directors then on the Board.

H. "Fair Market Value" means: (i) in the case of stock, the highest closing sale price during the 30-day period immediately preceding the date in question of a share of such stock on the Composite Tape for New York Stock Exchange-Listed Stocks, or, if such stock is not quoted on the Composite Tape, on the New York Stock Exchange, or, if such stock is not listed on such Exchange, on the principal United States securities exchange registered under the Securities Exchange Act of 1934 on which such stock is listed, or, if such stock is not listed on any such exchange, the highest closing bid quotation with respect to a share of such stock during the 30-day period preceding the date in question on the National Association of Securities Dealers, Inc. Automated Quotations System or any system then in use, or if no such quotations are available, the fair market value on the date in question of a share of such stock as determined by the Board in good faith; and (ii) in the case of property other than cash or stock, the fair market value of such property on the date in question as determined by the Board in good faith.

I. "Institutional Voting Stock" shall mean any class or series of Voting Stock which was issued to and continues to be held solely by one or more insurance companies, pension funds, commercial banks, savings banks or similar financial institutions or institutional investors.

J. In the event of any Business Combination in which the corporation survives, the phrase "other consideration to be received" as used in paragraphs B(i) and (ii) of Section 2 of this Article FIFTEENTH shall include the shares of Common Stock and/or the shares of any other class or series of outstanding Voting Stock retained by the holders of such shares.

K. A majority of the Continuing Directors shall have the power and duty to determine for the purposes of this Article FIFTEENTH, on the basis of information known to them after reasonable inquiry, (A) whether a person is an Interested Stockholder, (B) the number of shares of Voting Stock beneficially owned by any person, (C) whether a person is an Affiliate or Associate of another, (D) whether a class or series of Voting Stock is Institutional Voting Stock and (E) whether the assets which are the subject of any Business Combination have, or the consideration to be received for the issuance or transfer of securities by the corporation or any Subsidiary in any Business Combination, has, an aggregate Fair Market Value of $1,000,000 or more.

4. No Effect on Fiduciary Obligations of Interested Stockholder.
Nothing contained in this Article FIFTEENTH shall be construed to relieve any Stockholder from any fiduciary obligation imposed by law.

5. Amendment, Repeal, etc.. Notwithstanding any other provisions of this Certificate of Incorporation or the By-Laws of the corporation (and notwithstanding the fact that a lesser percentage may be specified by law, this Certificate of Incorporation or the By-Laws of the corporation), the affirmative vote of the holders of 67% or more of the shares of the then outstanding Voting Stock, voting together as a single class, shall be required to amend, or repeal, or to adopt any provision inconsistent with, this Article FIFTEENTH.

IN WITNESS WHEREOF, Cobra Electronics Corporation has caused this
Restated Certificate of Incorporation to be signed on this 28th day of October 1998 in its name and attested by duly authorized officers.

COBRA ELECTRONICS CORPORATION

                              By:_______________________________________
              Jerry Kalov
     President and Chief Executive Officer

ATTEST:

By:_______________________
     Gerald M. Laures
     Secretary