Form 10-K
period 1998-12-31
COBRA ELECTRONICS CORP
filed 1999-03-31
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K
Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity (only Common Sock) held by non-affiliates of the Registrant at March 17, 1999 was approximately $23,221,617.

The number of shares of Registrant's Common Stock outstanding at that date was 6,090,916.

Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 11, 1999, are incorporated by reference into Part III of this Report.


                            PART I
                            ------

ITEM 1.  BUSINESS:

GENERAL
Cobra Electronics Corporation (the "company") was incorporated in Delaware in 1961 and is a designer and wholesale marketer of consumer electronics products, primarily communications products. The company markets products under the COBRA brand name. Management believes that the company's future success will depend upon its ability to predict and respond in a timely and effective manner to changes in the markets it serves. Product performance, reliability, price, availability and service are the main competitive factors; with sales also being dependent upon timely introduction of new products which incorporate new features desired by consumers, at competitive prices.

RECENT DEVELOPMENTS

James R. Bazet who had joined the company as Executive Vice President and Chief Operating Officer in July 1997, assumed the position of President and Chief Executive Officer effective January 1, 1998. Former President and Chief Executive Officer, Jerry Kalov, retired on January 1, 1998 and remains as Vice Chairman of the Board of Directors.

In 1998 the company focused on accomplishing two main initiatives: expanding its distribution base and increasing the flow of fresh new products. During the year, the company added several new major retail customers, expanded placement among existing major retail accounts, and added sporting goods and office supply as new channels of distribution. As a result, the company's products are now in six of America's top ten electronics retailers: Best Buy, Circuit City, Sears, Target, Kmart and Office Max. In addition, the company expanded its distribution base in Europe by adding new distributors during 1998. The company also increased the flow of fresh new products during 1998 by expanding its line of CB radios featuring the company's proprietary SoundTracker technology and introducing its exclusive line of 6 Band radar detectors and its new MicroTALK series of Family Radio Service(FRS)two-way radios.

Also in 1998 the company doubled, to 2000, the number of its patented, FCC-approved Safety Alert transmitters in use on police, fire and emergency vehicles throughout the fifty states. Part of this increase was due to orders from the Lake Ponchartrain Causeway in New Oleans and two major cities, Las Vegas and Salt Lake City.

SUPPLIERS

One of the company's primary strengths is its product sourcing ability. Substantially all of the company's products are manufactured to its specifications and engineering designs by a number of suppliers, primarily in China, Thailand, Japan, Hong Kong and Korea. The company maintains stringent control over the design and production quality of its products. The company has a wholly owned subsidiary in Hong Kong which helps to seek out new suppliers, monitor technological changes, perform source inspection of key suppliers, and expedite shipments from vendors.

Over a period of years, the company has developed a network of suppliers for its products. To maintain flexibility in product sourcing, the company has not entered into long-term contracts with any of its suppliers. Despite management's belief that it maintains strong relationships with its current suppliers, it also believes that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the company's business depends upon the timing of the change, the product or products that the supplier produces for the company and the volume of that production. The company also maintains insurance coverage that would, under certain limited circumstances, reimburse the company for lost profits resulting from a vendor's inability to fulfill its commitments to the company. The company negotiates substantially all of its purchases in U.S. dollars to protect itself from currency fluctuations. Assets located outside of the United States, principally company-owned tooling at suppliers, had a net book value of $1.2 million at December 31, 1998.

PRODUCTS

The company operates only in the consumer electronics industry. Principal products include:

Citizen Band ("CB") Radios
CB accessories, including antennas, microphones and speakers
MicroTALK Family Radio Service (FRS) two-way radios
FRS accessories
Integrated 6 Band Radar/Laser Detectors
Safety Alert  transmitters and receivers
Private Call 900 MHz and Intenna 25-channel Cordless Telephones
Power Inverters

The company competes primarily in the United States with various manufacturers and distributors of consumer electronics products. The company competes principally on the basis of product features and price and expects the market for its products to remain highly competitive.

Research, engineering and product development expenditures are expensed as incurred. These expenditures amounted to $0.9 million in 1998 and $0.8 million each year in 1997 and 1996.

Except for certain patents, such as its Safety Alert technology, the company does not believe that patents are of material importance to its products. However, should the company develop a unique technology (such as SoundTracker noise reduction technology), patents will be applied for to preserve exclusivity, wherever possible.

SoundTracker CB radios and accessories, 6 Band integrated radar/laser detectors, Safety Alert transmitters and receivers, MicroTALK Family Radio Service two-way radios and accessories, power inverters and 900 MHz cordless telephones, are marketed under the COBRA trademark.

Cobra is the leading brand in the domestic CB radio market, which in factory sales is approximately $120 million annually. Approximately 75 percent of the market is for mobile CB radios, most of which are purchased by professional drivers. The remaining part of the market is for handheld CB radios used for sport and recreational activities.

The company has a history of being the technology leader in the CB market. The company was the first CB radio marketer to combine a National Weather Service receiver with a mobile CB radio, enabling motorists to obtain weather and travel information broadcasts. As a major enhancement of this feature, the company also introduced the industry's first mobile CB radio that incorporates an automatic alert feature to warn of National Weather Service emergency advisories. In 1997, the company introduced its Soundtracker technology. This patent-pending noise reduction technology, which dramatically improves the sound quality of the CB radios, is the first significant product innovation in this category in several years. This new feature significantly reduces white
noise, or static, when the CB is in receiving mode.   Additionally,
SoundTracker technology allows the user's voice to break through cluttered airwaves and to be more easily heard when transmitting.

At the January 1999 International Consumer Electronics Show, the company continued its technology leadership by introducing a new line of CB radios featuring an adjustable illuminated front panel. The new NightWatch line, which the company expects to begin shipping in mid-1999, will enhance drivers' safety by making it dramatically easier for them to see and adjust their CB controls at night. The company also expects to ship in 1999 several new CB models specifically designed for the European market.

In 1997, the company entered the market for FRS two-way radios and in the Fall of 1998 began selling its new MicroTALK line. Because of the success of this new line, the company is now the number two brand by a wide margin in this fast growing category. The company estimates that the market for FRS two-way radios in 1998, in factory sales, approximated that for CB radios and will increase to approximately $200 million in 1999.

FRS two-way radios operate on UHF FM frequencies, which allow for an extremely small handheld radio and exceptionally clear sound that penetrates through buildings and other obstacles. Unlike cellular phones, these radios require no monthly charge and provide coverage even in the most remote areas. Because of their range--up to two miles--and exceptionally clear sound quality, the radios enable families and friends to easily keep in touch in hundreds of situations where they typically get separated and out of earshot, such as in shopping malls, amusement parks and ski resorts. FRS two-way radios also provide parents with an easy way to maintain contact with children when they are outside playing. In addition, the number of potential business-related applications for these radios is substantial, including construction crews, retail stores, restaurants and warehouses.

The company's MicroTALK two-way radios have innovative features, which make them easy to use. These include: incoming call alert that lets one user "ring" another user; voice scrambling that keeps users' conversations private; talk confirmation tones that subtly let users know when the other party is done talking; and a retractable antenna that makes it easier to store the unit. One model even has a unique VibrAlert feature that works like a silent vibrating pager, which makes it perfect for situations where noiseless operation is important or where a ring alert cannot be easily heard. Later in 1999 the company expects to begin shipping new MicroTALK models. As an example, one model can receive ten National Weather Service channels and several models are designed especially for the European market.

Cobra is also the number two brand in the market for domestic integrated radar/laser detectors, which in factory sales is approximately $94 million. Currently, there are approximately 190 million cars and light trucks on the road and, of those, approximately 10 percent have detectors. Cobra commands this significant market share by offering innovative products with the latest technology.

In addition, the company has been a leader in applying laser detection technology, including introducing the industry's first laser-signal detector and the industry's first integrated radar/laser detector with 360 degree laser detection capability. The company was the first to introduce to the retail channel "intelligent" detection systems capable of alerting drivers with a differentiated signal for each of the frequencies emitted by the company's patented, FCC-approved Safety Alert transmitter. This transmitter is being marketed to organizations that operate police, fire, emergency medical service, construction and public utility vehicles. The company's Safety Alert Traffic Warning System is designed to help drivers avoid potentially serious accidents with vehicles operated by these organizations. In 1997, the company began shipments of its new Safety Alert Traffic Warning Detector. This detector receives all three Safety Alert signals, but does not detect radar or laser guns. It is targeted at those consumers who want to enhance their driving safety but who are not interested in radar detection.

Currently, there are approximately 2000 Safety Alert transmitters installed and operating throughout the fifty states on police, fire and emergency medical vehicles. Five cities-- Indianapolis, Dayton, Orlando, Las Vegas and Salt Lake City--have a concentration of transmitters. Also, scheduled to begin in mid-1999 is the previously announced Illinois Department of Transportation's high-visibility study to enhance railroad crossing safety though a system which utilizes Safety Alert transmitters and receivers. Around the same time, Safety Alert transmitters will also be featured in a Federal Highway Administration program to improve highway work zone safety in four midwestern states.

In the Spring of 1998, the company began shipping its proprietary 6 Band line of detectors. Unique to the industry, these detectors were designed to alert drivers to each of the four current speed monitoring systems in use -- X,K,Ka and Laser -- plus VG-2, the band that advises that a radar detector is being used, The sixth band is the Safety Alert Traffic Warning System band. This makes the unique Cobra six-band detector the most comprehensive alert system in the industry and for the first time allows drivers to be aware of all four speed monitoring systems as well as the presence of VG-2 and Safety Alert transmissions. Because of the popularity of the company's unique 6 Band technology, Cobra was the fastest growing radar detector brand in 1998, which resulted in solid market share gains for the company.

Major competitors in the CB radio market are Radio Shack (Tandy Corporation) and Uniden. The major competitor in the FRS market is Motorola. Major competitors in the radar detector market are Whistler, Uniden, Beltronics and Radio Shack.

In 1997, the company entered a new accessories category, power inverters. Power inverters convert a vehicle's battery power to power that can run appliances and accessories normally powered by household current. The primary users of inverters are professional truck drivers.

During 1998, the company shifted its cordless phone line from 25-channel phones to a new line of 900 MHz cordless phones to capitalize on this rapidly growing segment of the cordless phone market. The company currently sells three 900 MHz models including a two-line model for the growing home-office segment.

The cordless phone industry amounts to approximately $2 billion and is dominated by large companies, including VTech, General Electric, Panasonic, Sony, Southwestern Bell, and Uniden. Because of this, the company's strategy is to look for profitable niches and position Cobra as an alternative line of quality products with innovative features at competitive prices.

SALES AND DISTRIBUTION

Demand for consumer electronics products is somewhat seasonal and varies according to channel of distribution. Historically, sales in the last half of the year are greater than in the first half, reflecting increased purchases by retailers for the holiday selling season. Also, because a greater portion of the company's business in 1998 was with mass retail accounts, the company experienced a shift in orders from the third quarter to the fourth quarter when the mass retailers normally begin their load-in for the holiday selling season. As the company's channel mix continues to shift more towards retail, the company expects additional shifts toward heavier third and fourth quarter sales volumes.

In 1998, sales to Kmart and DAS Distributors were 12.9 percent and 11.9 percent, respectively. In 1997 there were no sales in excess of 10 percent of total net sales to a single customer or a group of entities under common control. In 1996, sales to Sprint represented 10.7 percent of net sales. The company does not believe that the loss of any one customer would have a material adverse effect on the business of the company. The company's international sales were $7.4 million, $19.1 million, and $10.1 million in 1998, 1997 and 1996, respectively.

The company's return policies and payment terms are consistent with those of other companies serving the consumer electronics market. Market conditions are such that products generally must be shipped within a short time after an order is received. As a result, order backlog is not significant.

Cobra products are distributed through a strong, well-established network of approximately 300 retailers and distributors located primarily in the United States. Approximately 60 percent of the sales are made directly to domestic mass marketers, such as catalog showrooms, consumer electronics specialty stores, large department store chains, television home-shopping, direct-response merchandisers, home centers and specialty stores, which
feature telephone products or mobile electronics products.   Most of the
remaining sales are through two-step wholesale distributors, that carry Cobra products to fill orders for truck stops, small department stores, appliance dealers, and for export, as well as direct sales to a large truck stop chain. Cobra's primary sales force is comprised of independent sales representatives who work on a straight commission basis. They do not sell products of the company's competitors.

The company's right to sell products under the COBRA trademark is substantially worldwide. The company believes the COBRA trademark, which is indefinitely renewable by the company, is a significant factor in the successful marketing of its products.

EMPLOYEES

As of December 31, 1998, the company employed 119 persons in the U.S. and 8 in its international operations. None of the company's employees is a member of a union.

ITEM 2.  PROPERTIES:

The company owns one building in Chicago, Illinois containing a total of approximately 93,000 square feet of office and warehouse space. The company also leases 2,300 square feet of office space in Hong Kong for its international operations. The company believes that these facilities are adequate to meet its current needs.

3.  LEGAL PROCEEDINGS:

The company is subject to various unresolved legal actions which arise in the normal course of its business, none of which is expected to have a material adverse effect on the company's business or financial condition.

During 1996, the company received notice from the Internal Revenue Service asserting deficiencies in federal excise tax. The excise tax relates to the use of ozone-depleting chemicals. The company had protested the deficiencies and had filed an environmental excise tax protest. During the first quarter of 1998, the company was notified by the Internal Revenue Service that there are no deficiencies in the company's federal excise tax returns and the contingency has been eliminated.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

                           PART II
                           -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS:

The company's common stock trades on The Nasdaq Stock Market under the symbol COBR. As of March 12, 1999, the company had approximately 932 shareholders of record and approximately 2,499 shareholders for whom securities firms acted as nominees. The company's common stock is the only class of equity securities outstanding. Before April 1, 1993, the common stock of the company traded under the symbol DYNA.

Under the terms of its credit agreement, the company may not pay cash dividends.

                         STOCK PRICE AND TRADING VOLUME DATA

                                    STOCK PRICE RANGE
             -------------------------------------------------------------
    TRADING VOLUME
                      1998                  1997                   1996
    (in thousands)
              -------------------   -------------------   -----------------
------------------------
Quarter          High      Low        High      Low         High      Low
 1998    1997     1996
-----------   --------- ---------   --------- ---------   -------- --------
------   ------   -----

First......   $ 8 5/8    $ 5 5/8     $ 3 5/8  $ 2 1/2     $ 4 1/8   $ 2 1/4
2,931      704   1,624
Second.....     6 3/4      4 3/4       3 3/8    2 1/2       3 1/8     1 15/16
2,050      583     725
Third......     5 5/8      3 1/2       8 7/8    2 13/16     3 1/8     2
  1,684    9,402     344
Fourth.....     6 1/4      3 5/8      10 7/8    5 1/4       3 7/8     2 1/8
 1,304    4,966   1,265

Note: Data compiled from The Nasdaq Stock Market monthly Summary of Activity reports.


ITEM 6.  SELECTED FINANCIAL DATA:

FIVE YEAR FINANCIAL SUMMARY

Years Ended December 31
(in thousands, except per share amounts)                1998      1997       1996
   1995       1994
----------------------------------------------------  -------- ----------
---------- ---------- ----------
Operating Data:
  Net sales......................................... $ 103,414  $104,098  $  90,324
$  90,442  $  82,131
  Gross profit......................................    24,661    21,551     16,370
   16,577     14,466
  Selling, general and administrative expense.......    19,747    16,655     14,374
   16,097     14,602
  Operating income (loss)...........................     4,914     4,896      1,996
      480       (136)
  Gain on sale of building..........................        --     1,132         --
       --         --
  Tax provision (benefit)...........................   (10,403)        -         --
       --         --
  Net income (loss).................................    14,200     4,692        601
   (1,145)    (1,515)


Net Income (loss) per share:
  Basic ............................................      2.30      0.76       0.10
    (0.18)     (0.24)
  Diluted ..........................................      2.20      0.73       0.10
    (0.18)     (0.24)

As of December 31:
  Total assets......................................    64,419      48,279
42,596     50,081     40,342
  Short-term debt ..................................    14,316      10,995
13,277     19,368     11,461
  Shareholders' equity..............................    37,496      23,673
18,713     18,174     19,429
  Book value per share..............................      6.18        3.81
3.29       3.20       3.38
  Shares outstanding................................     6,066       6,218
6,242      6,227      6,227


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

CORPORATE OVERVIEW

Strong domestic sales--up 14 percent from the prior year--helped offset a substantial decline in international detector sales because of the poor Russian economy. Domestic sales were driven by sales of new MicroTALK two-way radios and 6-Band radar detectors. Sales of higher-margin new products led to a significant improvement in gross margin, which hit its highest level in the 1990s. The increase in gross margin and a one-time income tax benefit of $10.4 million resulted in net income of $14.2 million for 1998. Excluding the effects of the 1998 income tax benefit and a 1997 one-time gain of $1.1 million on the sale of a building, net income per diluted share increased 7.3 percent in 1998.

The tax benefit was due to the elimination of the company's deferred tax valuation allowance. This valuation allowance had substantially offset the company's net deferred tax asset, a significant portion of which related to the company's net operating loss carryforwards. In the fourth quarter of 1998, due to the continued positive trend in earnings and the successful launch of the company's new products, management determined that this valuation allowance was no longer needed because the company expects to fully utilize its remaining net operating loss carryforwards and other deferred tax assets, arising from temporary differences between financial and tax reporting, to offset future taxable income. At December 31, 1998, the company had net operating loss carryforwards of $26.3 million.

RESULTS OF OPERATIONS

1998 Compared to 1997
---------------------
Net income for 1998 increased to $14.2 million or $2.20 per diluted share from $4.7 million or $0.73 per diluted share in 1997. Included in net income for 1998 and 1997 were a $10.4 million income tax benefit and a $1.1 million one-time gain on the sale of a building, respectively. Excluding the tax benefit and the prior year's one-time gain, net income and net income per diluted share for 1998 increased $237,000 (or 6.7 percent) and $0.04 (or 7.3 per-cent), respectively.

Net sales for 1998 remained relatively flat at $103.4 million compared to $104.1 million in 1997. However, domestic sales, boosted by increased retail distri-bution and strong demand for the new MicroTALK FRS two-way radios and the com-pany's proprietary 6-Band radar detectors, were up 14 percent from 1997. This helped offset a $11.7 million drop in international sales, primarily because of lower sales of radar detectors into Russia as a result of that country's ongoing severe economic problems.

Strong sales of FRS two-way radios and domestic radar detectors were partially offset by an $11 million decline in sales of radar detectors into Russia be-cause of that country's ongoing economic problems. FRS two-way radio sales benefitted from the new MicroTALK line, which the company began shipping in September 1998. This new line has helped the company add several new customers, expand placement among existing major retail accounts and add sporting goods and office supply as new channels of distribution. The increase in domestic radar detector sales was due to the popularity of the company's proprietary six-band technology. These new models, which began shipping at the end of the first quarter of 1998, enabled the company to achieve steady market share gains during the year. Sales of cordless telephones decreased $5.8 million, or 36 percent. This decline reflected lower sales of 25-channel products as the company shifts its business to the new line of 900 MHz cordless telephones, which it began shipping in the third quarter of 1998.

Gross margin for 1998 improved to 23.8 percent from 20.7 percent in 1997 primarily due to a greater portion of higher-margin SoundTracker CB radios, MicroTALK two-way radios and 6 Band radar detectors in the sales mix.

Selling, general and administrative expense increased $3.1 million during 1998 and, as a percentage of net sales, increased to 19.1 percent from 16.0 per-cent in 1997. Much of the increase was due to higher selling and marketing costs. One reason for the increase was a shift in sales mix in 1998 to more domestic sales, which have much higher selling expenses associated with them compared to the selling expenses associated with international sales. Also, selling and marketing expenses increased as the company continued to invest significantly in new product development, retail account expansion and distri-bution channel gains. These investments have resulted in increased placement of Cobra products as well as gross margin improvement. Also contributing to the increase in selling, general and administrative costs was consulting expense incurred to make the company's data processing systems year 2000 compliant and higher legal and related costs incurred to register and protect the company's trademarks world wide. Offsetting some of the increase was the fact that 1997 selling, general and administrative expense included a charge of $1.1 million to reduce advertising credits to their net realizable value.

Interest expense for 1998 decreased slightly to $1.2 million from $1.3 million, primarily due to a more favorable banking agreement, entered into in early 1998, and lower overall interest rates. In 1997, the company sold a building that was not needed for operations and was being leased to an outside party for approximately $2 million, resulting in a one-time gain of $1.1 million.

Other income was $87,000 in 1998 compared to other expense of $60,000 in 1997. The net favorable change was due to decreased bank fees resulting from the new bank agreement mentioned above.

In 1998 the company recorded an income tax benefit of $10.4 million. The tax benefit was due to the elimination of the company's deferred tax valuation allowance. This valuation allowance had substantially offset the company's net deferred tax asset, a significant portion of which related to the company's net operating loss carryforwards. Prior to 1996, the company had a history of net losses resulting in a significant net deferred tax asset and a corresponding valuation allowance. Under SFAS No. 109, a history of operating losses in recent years generally requires recognition of such an allowance. Accordingly, the company recorded a valuation allowance for substantially all of the net deferred tax asset. However, SFAS No. 109 requires management to periodically access the need for a valuation allowance. In the fourth quarter of 1998, due to the continued positive trend in earnings and the successful launch of the company's new products, management concluded that there was no need for a valuation allowance because it is more likely than not that all of the net deferred tax assets will be realized through future taxable earnings. In the future, the company will report a tax provision since the deferred tax valuation allowance no longer exists to offset any tax expense. At December 31, 1998, the company had net operating loss carryforwards of $26.3 million.


1997 Compared to 1996
---------------------
Net income for 1997 increased to $4.7 million from $601,000 in 1996. Included in net income for 1997 was a $1.1 million gain on the sale of a building during the third quarter that the company did not need for its operations and was leasing to an outside party. Net income, excluding the gain on the sale of the building, increased $3.0 million to $3.6 million in 1997 from $601,000 in 1996. Net sales increased $13.8 million, or 15.2 percent, to $104.1 million from $90.3 million in 1996. Selling, general and administrative expense increased to $16.7 million from $14.4 million, but, as a percentage of net sales, remained substantially unchanged at 16 percent.

Sales of CB radios increased 28 percent mainly because of strong demand for radios with the company's exclusive, patent-pending SoundTracker technology, introduced early in the year. Additionally, an all-new radar detector lineup helped drive sales volume in the U.S., while internationally the company capitalized on the strong demand in Russia for radar detectors. In total, international sales, which consisted principally of radar detector sales increased $9.8 million in 1997.

Sales of 25-channel cordless phones and integrated cordless phone answering systems decreased $10 million because of lower sales to several large retail customers. Also contributing to the sales decrease was lower sales of factory reconditioned products as a result of agreements with some of the company's vendors that allow product returned from the company's customers to be returned to the vendor for partial credit towards future purchases. Prior to these agreements, which were entered into in 1996, the company repaired and resold this returned merchandise as factory reconditioned product. The company also restricted expanding distribution for its 25-channel cordless phones as it sought to de-emphasize this product line in favor of the rapidly growing 900 MHz segment which the company introduced in the Fall of 1998 with several 900 MHz cordless phone models.

Gross margin for 1997 increased to 20.7% from 18.1% in 1996 primarily due to an improvement in sales mix of higher margin CB and radar detector products. Sales of these products increased as a percentage of total sales from 67 per-cent in 1996 to approximately 81% in 1997. In addition, gross margin on radar detectors increased due to the new radar detector lineup, which in-cluded lower cost models that replaced higher cost models. Also contributing to the gross margin improvement was lower repair costs on returned products, which declined because of return to vendor agreements discussed above. Partially offsetting the favorable impact of these items was $555,000 of increased air freight expense mainly to satisfy the strong demand for CB radios with the SoundTracker system. Normally the company uses significantly less expensive ocean freight to import its products.

Selling, general and administrative expense increased $2.3 million during 1997 and, as a percentage of net sales, remained relatively unchanged from 1996. Sales and marketing expenses increased due to: higher variable expenses resulting from the increase in sales volume; the addition of a senior vice president of marketing and sales, a newly created position, in February 1997; and increased promotional spending mainly to promote the new SoundTracker technology. In addition, higher bonus and bad debt expense in 1997 also contributed to the increase in selling, general and administrative expenses. Bad debt expense increased because of the bankruptcy of a small customer and a potential preference payment issue for a prior year's bankruptcy. In addition, prior year's bad debt expense reflected a favorable reserve adjust-ment because of improvement in the quality of the receivable portfolio and favorable collections experience. As in 1996, 1997 included a charge for the write-down of advertising barter credits to estimated net realizable value amounting to $1.1 million in 1997 compared to a charge of $1.2 million in 1996.

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



LIQUIDITY AND CAPITAL RESOURCES
On February 3, 1998, the company entered into a new $35 million secured credit agreement with two financial institutions for a three-year revolving credit facility, replacing an existing $30 million credit agreement. Loans outstand-ing under the new agreement bear interest, at the company's option, at the prime rate or LIBOR plus 2 percent. Additionally, the new agreement provides for higher advance rates on eligible inventory and receivables and eliminates the 2 percent per annum charge that the company was obligated to pay on its average outstanding balance of letters of credit under the previously exist-ing agreement.

On October 10, 1998, the company and its lenders signed an amendment increasing the credit line from $35 million dollars to $38.7 million. This increase reflected a separate line of credit under which borrowings are secured by the cash surrender value of certain life insurance policies owned by the company. To date, there have been no borrowings under this amendment, which expires on August 31, 1999.

The credit agreement specifies that the company may not pay cash dividends and contains a material adverse change clause, which, under certain circumstances, could accelerate the payment of the debt. The company classifies the debt as short-term for financial reporting purposes. At December 31, 1998, the company had approximately $8 million available under the credit line.

Net cash flows used by operating activities were $2.9 million for the year ended December 31, 1998. Operating cash flows were generated principally from net income of $14.2 million, depreciation of $1.6 million and a $5.6 million reduction in inventories, offset by the elimination of the income tax valua-tion allowance of $10.4 million, an $11.4 million increase in accounts receivable, and a $1.0 million increase in other assets. Receivables increased compared to the prior year because of higher fourth quarter sales volume and an overall increase in average payment terms. Inventories decreased mainly because of the strong fourth quarter sales and lower inventories of 25-channel phone products, which are being phased out to make way for the new 900 MHz products. Accrued liabilities decreased due to lower product warranty costs as a result of the lower mix of 25-channel products and decreased accrued salaries and commissions due to a lower bonus accrual.

Investing activities required cash of $1.6 million in 1998, principally for the purchase of tooling and equipment and an increase in the cash surrender value of officers' life insurance.

Financing activities provided cash flows of $2.7 million in 1998, reflecting changes in the company's borrowing requirements under its line-of-credit agreement, offset by the repurchase of 179,500 shares of company common stock for an aggregate cost of $683,000. In August 1998, the company's Board of Directors authorized a repurchase of up to $1 million of the company's common stock.

At December 31, 1998, the company had no material commitments, other than approximately $29.1 million in outstanding purchase orders for products compared with $21.1 million at the end of the prior year.

The company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 1999 to fund its working capital needs. In addition, the majority of any taxable income in 1999 and the forseeable future will be offset by net operating loss carryforwards that totaled $26.3 million at December 31, 1998. Until the company has utilized its net operating loss carryforwards, the cash payment of federal income taxes will be minimal.


YEAR 2000

The company initiated the process of preparing its computer systems and applications for the Year 2000 in 1997. This process primarily involved two parts: replacing certain company hardware and modifying software maintained by the company, as well as inquiring into the Year 2000 compliance of the company's major customers and vendors. In February 1999, the replacement of hardware and software modifications were completed by an outside consulting firm. The company has tested the hardware and modified software for Year 2000 compliance. The company believes its hardware and software are Year 2000 compliant, but it will continue testing during 1999. The company has also queried all major customers and vendors as to their preparedness. The responses received to date indicate that the company's major customers and vendors are or will be Year 2000 compliant by year end.

The final total cost to the company of these Year 2000 compliance activities is approximately $818,000 and is not expected to be material to its financial position or results of operations in any given year.

The failure to correct a Year 2000 problem could interrupt, or result in a failure of, normal business operations and consequently materially affect the company's financial position or results of operations. While the company believes its own hardware and software are Year 2000 compliant, the Year 2000 readiness of the company's customers and vendors is inherently uncertain and beyond the company's control. Accordingly, the company cannot determine at this time whether the consequences of Year 2000 interruptions or failures will materially affect the company's financial position or results of opera-tions.

The company has not developed formal contingency plans to date. However, as described under Item 1 (Business) in this report, the company has a network of suppliers and the company does not enter into long-term supply contracts. The company believes that, if necessary, other suppliers could be found. As stated above, customer responses to company inquiries indicate that the company's major customers are or will be Year 2000 compliant by year-end. In the event a major customer is not Year 2000 compliant, the company believes that such non-compliance is unlikely to materially affect the company's financial condition or results of operations.


ITEM 7A  MARKET RISK AND FINANCIAL INSTRUMENTS

The company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the $14.3 million of debt of the company outstanding at December 31, 1998. The debt is priced at interest rates that float with the market, which therefore mini-mizes interest rate exposure. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximately $70,000 increase or decrease in interest expense and cash flows. The company does not use derivative financial or commodity instruments for trading or other purposes.

The company's suppliers are located in foreign countries, principally in the Far East, and the company made approximately 7.2% of its sales outside the United States in 1998, however, the company minimizes its foreign currency exchange rate risk by conducting all of its transactions in US dollars.


FORWARD-LOOKING STATEMENTS

In addition to the historical information presented in this annual report, the company has made and will make certain forward-looking statements in this report, other reports filed by the company with the Securities and Exchange Commission, reports to stockholders and in certain other contexts relating to future net sales, costs of sales, other expenses, profitability, financial resources, or products and production schedules. Statements relating to the foregoing or that predict or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on management's beliefs as well as assumptions made by and information currently available to management. Accordingly, the company's actual results may differ materially from those expressed or implied in such forward-looking statements due to known and unknown risks and uncertainties that exist in the company's operations and business environment, including, among other factors, the failure by the Company to produce anticipated cost savings or improve productivity, the failure by the Company or its suppliers or customers to achieve Year 2000 compliance, the timing and magnitude of capital expenditures and acquisi-tions, currency exchange rates, economic and market conditions in the United States and the rest of the world, changes in customer spending levels, the demand for existing and new products, the continuing availability of suppliers, and other risks associated with the Company's operations.
Although the Company believes that its forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Financial Statements and quarterly financial data are included in this Annual Report on Form 10-K, as indicated in the index on page 38.


CONSOLIDATED STATEMENTS OF INCOME
Cobra Electronics Corporation

Years Ended December 31 (in
thousands, except per share amounts)    1998     1997      1996
-----------------------------------  --------  --------  -------
Net sales..........................  $103,414  $104,098  $90,324
Cost of sales......................    78,753    82,547   73,954
                                     --------  --------  --------
Gross profit.......................    24,661    21,551   16,370

Selling, general and administrative
  expense..........................    19,747    16,655   14,374
                                     --------   -------  --------
Operating income ..................     4,914     4,896    1,996

Other income (expense):
  Interest expense.................    (1,204)   (1,276)  (1,670)
  Gain on sale of building.........        --     1,132       --
  Other income (expense), net .....        87       (60)     275
                                      --------  -------  --------
Income before income taxes.........     3,797     4,692      601
Tax provision (benefit)............   (10,403)      ---      ---
                                      --------  -------  --------
Net income.........................   $14,200   $ 4,692      601
                                      =======   =======  ========

Net income per common share:
Basic                                 $ 2.30   $   .76  $  0.10
Diluted                               $ 2.20   $   .73  $  0.10


Weighted average shares outstanding:
Basic                                  6,181     6,207    6,231
Diluted                                6,469     6,459    6,285


See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
Cobra Electronics Corporation

At December 31 (in thousands)                1998        1997
---------------------------------------   ----------- -----------
ASSETS:

Current assets:
  Cash..................................    $   100    $ 1,815
  Receivables, less allowance for doubtful
    accounts of $985 in 1998 and $958
    in 1997...........................       27,055     15,685
  Inventories, primarily finished goods.     14,213     19,830
  Deferred income taxes.................      6,945         --
  Other current assets..................      1,747      1,337
                                            -------    --------
  Total current assets..................     50,060     38,667
                                            -------    --------
Property, plant and equipment, at cost:
  Land..................................        330        330
  Buildings and improvements.............     3,614      3,553
  Tooling and equipment.................     12,765     11,264
                                            -------    --------
                                             16,709     15,147
  Accumulated depreciation and
  amortization..........................    (11,960)   (10,436)
                                            --------   --------
  Net property, plant and equipment.....      4,749      4,711
                                            --------   --------
Other assets:
  Deferred income taxes.................      4,089        406
  Cash surrender value of officers'
    life insurance policies.............      4,553      3,930
  Other.................................        968        565
                                            --------   --------
  Total other assets....................      9,610      4,901
                                            --------   --------
Total assets............................    $64,419    $48,279
                                            ========   ========

See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
Cobra Electronics Corporation

At December 31 (in thousands, except
share data)                                   1998        1997
----------------------------------------- ----------- -----------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable......................   $ 3,145     $ 3,637
   Accrued salaries and commissions......       844       1,307
   Accrued advertising and sales promotion
      costs..............................     1,804       1,093
   Accrued product warranty costs........     2,211       4,173
   Other accrued liabilities.............     2,283       1,170
   Short-term debt.......................    14,316      10,995
                                            -------     -------
   Total current liabilities.............    24,603      22,375


Deferred compensation....................     2,320       2,231
                                            -------     -------
Total liabilities........................    26,923      24,606
                                            -------     -------

Commitments and Contingencies

Shareholders' equity:
  Preferred stock, $1 par value, shares
    authorized-1,000,000; none issued....      ---          ---
  Common stock, $.33 1/3 par value,
    12,000,000 shares authorized,
    7,039,100 issued for 1998 and 1997...     2,345       2,345
  Paid-in capital........................    20,799      20,681
  Retained earnings......................    20,472       6,272
                                            -------     -------
                                             43,616      29,298
  Treasury stock, at cost
     (973,184 shares for 1998 and 821,309
      shares for 1997)...................    (6,120)     (5,625)
                                           --------     --------
  Total shareholders' equity.............    37,496      23,673
                                           --------     --------
Total liabilities and shareholders'
  equity.................................   $64,419     $48,279
                                           ========    ========


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Cobra Electronics Corporation

Years Ended December 31(in thousands)    1998     1997     1996
-------------------------------------  -------- -------- --------
Cash flows from operating activities:
  Net income ......................... $14,200  $ 4,692  $   601
  Adjustments to reconcile net income
    to net cash flows from
    operating activities:
    Depreciation and amortization.....   1,541    3,198    3,080
    Deferred taxes.................... (10,403)      --      --
    Gain on sale of fixed assets......      (1)  (1,132)    (123)
    Changes in assets and liabilities:
      Receivables..................... (11,370)  (3,371)   3,447
      Inventories.....................   5,617   (4,412)   2,287
      Other current assets............    (410)    (686)     138
      Other Assets....................  (1,026)    (754)     666
      Accounts payable................    (492)     302   (2,735)
      Accrued liabilities.............    (601)   2,465      571
      Deferred compensation...........      89      238      231
                                       -------- -------- --------
  Net cash flows from (used by)
    operating activities..............  (2,856)     540    8,163
                                       --------  ------- --------
Cash flows from investing activities:
  Proceeds from sale of fixed assets..       1    1,999    1,086
  Capital expenditures................  (1,579)  (1,316)  (1,789)
                                       --------  ------- --------
  Net cash flows from (used in)
    investing activities..............  (1,578)     683     (703)
                                       --------  ------- --------
Cash flows from financing activities:
  Net borrowings (repayments) under the
    line-of-credit agreement..........   3,321   (2,282)  (6,091)
  Transactions related to exercise of
    stock options, net................      81      268      (62)
  Transactions related to stock
    repurchase........................    (683)     ---      ---
                                       --------  ------- --------
  Net cash flows from (used in)
    financing activities..............   2,719   (2,014)  (6,153)
                                       --------  ------- --------
Net increase (decrease)in cash........  (1,715)    (791)   1,307
Cash at beginning of year.............   1,815    2,606    1,299
                                       --------  ------- --------
Cash at end of year................... $   100  $ 1,815  $ 2,606
                                       ========  ======= ========

                                         1998     1997     1996
                                       -------- -------- --------

Supplemental disclosure of cash flow information
   Cash paid during the year for:
     Interest                          $ 1,230   $ 1,274 $ 1,716
     Income Taxes                           --       338     83
   Non-cash investing and financing
       activities:
     Tax benefit related to stock
       options                             225        --     --


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Cobra Electronics Corporation

                                                                  Note
Three Years Ended                                                 Rec.
December 31, 1998             Common   Paid-In  Retained Treasury from
(dollars in thousands)        Stock    Capital  Earnings  Stock   Officer
----------------------------  -------  -------  --------  ------- -------
Balance-January 1, 1996.....  $ 2,345  $ 22,118 $    979  $ 5,545  $ 1,723
  Net income................      ---       ---      601      ---      ---
  Note receivable interest..      ---       ---      ---      ---      101
  Translations related to
  exercise of options, net..                (56)              (95)
                              -------  -------- --------- ------- --------
Balance-December 31, 1996...    2,345    22,062    1,580    5,450    1,824
  Net income................      ---       ---    4,692      ---      ---
  Note receivable interest..      ---       ---      ---      ---       81
  Exchange of note receivable
  for common stock (Note 9).      ---       ---      ---    1,905   (1,905)
  Transactions related to
  exercise of options, net..      ---    (1,381)     ---   (1,730)     ---
                              -------  --------- -------- -------- --------
Balance-December 31, 1997...    2,345    20,681    6,272    5,625      ---
  Net income................      ---       ---   14,200      ---      ---
  Treasury stock purchase...      ---       ---      ---      683      ---
  Transactions related to
  exercise of options, net..      ---      (107)     ---     (188)     ---
  Tax benefit related to
  stock options.............      ---       225      ---      ---      ---
                              -------  --------- -------- -------- --------
Balance-December 31, 1998 ..  $ 2,345  $ 20,799  $ 20,472  $ 6,120  $  ---
                              =======  ========  ========  ======== ========

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cobra Electronics Corporation
Three years ended December 31, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS -- The company designs and markets consumer electronics products, which it sells under the COBRA brand name principally in the United States. A majority of the company's products are purchased from overseas suppliers, primarily in China, Thailand, Korea, Hong Kong and Japan. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and, if necessary, other suppliers could be found. Production delays or a change in suppliers, however, could cause a delay in obtaining inventories and a possible loss of sales, which could adversely affect operating results.

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

DEPRECIATION --Depreciation of buildings, improvements, tooling and equipment is computed using the straight-line method and the following estimated useful lives:

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

RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT EXPENDITURES --
Research, engineering and product development expenditures are expensed as incurred and amounted to $0.9 million in 1998 and $0.8 million in 1997 and 1996.

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

NEW ACCOUNTING PRONOUNCEMENTS -- In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard
(SFAS) No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components (net income with non-owner sources of other comprehensive income) in a full set of financial statements. SFAS No. 130 did not have an effect on the company's financial statements because the company has no items of other comprehensive income.

In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which changes the way public companies report information about operating segments. This Statement, which is based on the management approach to segment reporting, establishes requirements to report selected segment information. Management of the company considers the company to have one reportable segment, consumer electronics, and assesses performance on a single segment basis. Therefore, the adoption of this new standard did not have an effect on the content of the company's disclosures.

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The adoption of this new standard did not have an effect on the company's financial statements because the company had no such benefit plans.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. This statement is effective on the first day of the first fiscal year beginning after June 15, 1999, or January 1, 2000 in the case of the company. The company is in the process of assessing the impact that adopting SFAS No. 133 will have on its financial position and results of operations when such statement is adopted.

RECLASSIFICATION -- Certain amounts for prior years have been reclassified to conform with 1998 financial statement presentations.

(2) TAXES ON INCOME

The components of income tax expense consist of the reversal of the valuation allowance of $10.4 million. In addition to the 1998 income tax benefit of $10.4 million, the company received tax benefits of $225,000, which were credited to shareholders' equity, from the disqualifying disposition of common shares by an employee after the exercise of stock options.

Deferred tax assets (liabilities) by component at December 31, 1998 and 1997 were:

(in thousands)                                 1998       1997
------------------------------------------  ---------  ---------
Net operating loss carryforwards..........  $ 10,207   $  12,006
Investment tax credit carryforwards.......       134       1,938
Alternative minimum tax credit carryforwards   1,159       1,298
Tax lease income..........................    (6,872)     (7,354)
Receivable reserves.......................       218         202
Warranty reserves.........................     1,108       1,444
Inventory reserves........................       416         901
Accrued promotion expenses................     2,144       1,824
Sales related reserves....................       681         634
Compensation reserves.....................     1,047       1,153
Other, net................................       792         116
                                            ---------   ---------
Net deferred tax assets...................    11,034      14,162
Valuation allowance.......................        --     (13,756)
                                            ---------   ---------
Net deferred tax assets...................  $ 11,034    $    406
                                            =========   =========

The tax lease income resulted from the purchase of several 1983 tax lease agreements to acquire tax benefits under the provisions of the Economic Recovery Tax Act of 1981. The total cash price paid by the company was $12.4 million. The economic value of these leases was not impaired by the Tax Reform Act of 1986. The company realizes temporary tax savings from accelerated depreciation and permanent tax savings from credits associated with the leases, subject to statutory limitations. These savings offset current taxes payable which would otherwise have been due on income from normal operations.

Prior to 1996, the company had a history of net losses resulting in a significant net deferred tax asset and a corresponding valuation allowance. Under SFAS No. 109, a history of operating losses in recent years generally requires recognition of such an allowance. Accordingly, the company recorded a valuation allowance for substantially all of the net deferred tax asset as of December 31, 1997. However, SFAS No. 109 requires management to periodically assess the need for a valuation allowance. In the fourth quarter of 1998, due to the continued positive trend in earnings and the successful launch of the company's new products, management concluded that there was no need for a valuation allowance because it is more likely than not that all of the net deferred tax assets will be realized through future taxable earnings.

At December 31, 1998, the company has net operating loss carryforwards(NOL) available to offset future taxable income, and both investment tax credit
(ITC)and alternative minimum tax credit carryforwards to offset future income tax payments. The alternative minimum tax credit carryforwards, amounting to $1,159,000, do not expire. During 1998, $1,804,000 of investment tax credit carryforwards expired.

The net operating loss and investment tax credit carryforwards expire as follows (in thousands):

Year of  Expiration          NOL         ITC
-----------------------   ---------   ---------
1999...................    $    --     $   112
2000...................         --          22
2002...................         --          --
2006...................      1,498          --
2007...................     11,575          --
2008...................      9,920          --
2009...................      3,355          --
                          ---------    ---------
Total..................   $ 26,348     $   134
                          =========    =========

Until the company has utilized its significant NOL carryforwards, the cash payment of Federal income taxes will be minimal.

The statutory federal income tax rates are reconciled to the effective income tax rates as follows: (in thousands)

Description                               1998     1997     1996
--------------------------------------  ------   ------   ------
Income taxes at statutory federal
   income tax rate....................  $  1,291 $  1,595 $  204
State taxes, net of federal income
   tax benefits.......................     178      221       28
Utilization of net operating loss
   carryforwards......................  (1,527)  (1,816)    (232)
Reversal of the valuation allowance... (10,403)      --       --
Other.................................      58       --       --
                                        ------   ------   ------
Income tax expense (benefit)..........$(10,403)  $   --   $   --
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

On February 3, 1998, the company entered into a new $35 million secured credit agreement with two financial institutions for a three-year revolving credit facility, replacing the existing $30 million credit agreement with another lender. Loans outstanding under the new agreement bear interest, at the company's option, at the prime rate or at LIBOR plus 2 percent. Outstanding borrowings at December 31, 1998 bear interest at 7.61 percent.

Additionally, the new agreement provides for higher advance rates on eligible inventory and receivables and eliminates the 2 percent per annum charge that the company was obligated to pay on its average outstanding balance of letters of credit under the previously existing agreement.

Maximum borrowings outstanding at any month-end were $27.5 million and $15.7 million in 1998 and 1997, respectively. The maximum value of letters of credit outstanding at any month end were $7.4 million and $11.0 million in 1998 and 1997, respectively. At December 31, 1998, the company had approximately $8 million available under its unused credit line.

Aggregate average borrowings outstanding were $15 million during 1998 and $12 million during 1997 with weighted average interest rates thereon of 8.2% and 10.3% during 1998 and 1997, respectively. On October 10, 1998, the company and its lenders signed an amendment increasing the credit line from $35 million to $38.7 million. This increase reflected a separate line of credit under which borrowings are secured by the cash surrender value of certain life insurance policies owned by the company. To date, there have been no borrowings under this amendment, which expires on August 31, 1999.

The credit agreement specifies that the company may not pay cash dividends and contains a material adverse change clause, which, under certain circumstances, could accelerate the payment of the debt. The company classifies the debt as short-term for financial reporting purposes. At December 31, 1998, the company had approximately $8 million available under the credit line.


4) FAIR VALUE OF FINANCIAL INSTRUMENTS

The company's financial instruments include cash, accounts receivable, accounts payable, short term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company's bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The contract value/fair value of the letters of credit at December 31, 1998 and 1997 was $5.7 million and $8 million, respectively. These letters of credit are only executed with major financial institutions, and full performance is anticipated.


5) LEASE TRANSACTIONS

The company leases facilities and equipment under noncancellable leases with remaining terms of one year or more. The terms of these agreements provide that the company pay certain operating expenses. Some of these lease agree-ments also provide the company with the option to purchase the related assets at the end of the respective initial lease terms.

Total minimum rental amounts committed in future years as of December 31, 1998 are as follows:

                        Operating    Capital
        (in thousands)   Leases      Leases     Total
        --------------  ---------    -------    -----
        1999              $   7       $ 118     $ 125
        2000                  7         104       111
        2001                  1          --         1
                          -----       -----     -----
        Total             $  15       $ 222     $ 237
                          =====       =====     =====

Total rental expense amounted to $7,000 in 1998, $6,000 in 1997 and $16,000 in 1996. Future capital lease rental payments include executory costs of $71,000, interest expense of $10,000 and principal payments of $141,000, which are included in other accrued liabilities in the consolidated balance sheet.


6) SHAREHOLDERS' EQUITY

PREFERRED STOCK -- Preferred stock is issuable from time to time in one or more series, each of which may have such voting powers, designations, preferences, relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue of such stock adopted by the Board of Directors. No preferred stock has been issued.


EARNINGS PER SHARE


                                     1998       1997      1996
Income:

Income available to common
 shareholders (thousands)         $14,200     $4,692      $601

Basic Earnings Per Share:

Weighted-Average Shares
 Outstanding                    6,180,592  6,206,812 6,231,075
Basic Earnings Per Share            $2.30      $0.76     $0.10
                                =========  ========= =========
Diluted Earnings Per Share:

Weighted-Average Shares
 Outstanding                    6,180,592  6,206,812 6,231,075
Dilutive Shares issuable
 in connection with
  Stock option plans              706,750    739,375   298,375
Less: Shares purchasable
  With proceeds                  (418,645)  (487,363) (244,182)
                                 ---------  --------- ---------
Total                            6,468,697  6,458,824 6,285,268
                                 =========  ========= =========

Diluted Earnings Per Share           $2.20      $0.73     $0.10
                                 =========  ========= =========


7) STOCK OPTION PLANS

The company has seven Stock Option Plans-- 1998, 1997, 1995, 1988, 1987, 1986 and 1985 (the Plans). Under the terms of the Plans, the consideration received by the company upon exercise of the options may be paid in cash or by the surrender and delivery to the company of shares of its common stock, or by a combination thereof. The optionee is credited with the fair market value of any stock surrendered and delivered as of the exercise date.

The company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized as options are granted with an exercise price equal to the fair market value of the company's common stock on the date of grant. Had compensation cost been determined consistent with SFAS No. 123, Account-ing for Stock-Based Compensation, which requires measuring compensation cost at the fair value of the options granted, the company's net income and net income per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                  1998       1997       1996
Net income:       As reported    $14,200    $4,692     $  601
                  Pro forma       13,545     4,366        467

Net income per common share:

Basic:            As reported     $2.30      $0.76     $ 0.10
                  Pro forma        2.19       0.70       0.07

Diluted:          As reported     $2.20      $0.73     $ 0.10
                  Pro forma        2.09       0.68       0.07

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividends; expected volatility of 48 percent; risk-free interest rate of 5 percent; and expected lives of 5 years.

A summary of certain provisions and amounts related to the Plans follows:

                                               1998    1997     1995     1988
1987      1986    1985
                                               Plan    Plan     Plan     Plan
Plan      Plan    Plan
 ---------------------------------------  ---------  --------  -------  --------
--------  -------  ------
Authorized, unissued shares originally
   available for grant..................    310,000   300,000  300,000  500,000
150,000   225,000  525,000

Shares granted...........................  150,000  259,625   283,875  500,000
150,000  225,000  525,000  Shares available for grant at December 31,

1998..................................  160,000   40,375    16,125      -0-       -0-      -0-      -0-
Options exercisable at December 31, 1998.    -0-     37,500    67,875  324,250
12,563   50,500   25,188

A summary of the status of the Plans as of December 31, 1998, 1997 and 1996, and changes during the years ended on those dates is presented below:

                                                       1998             1997
       1996
                                                -----------------  ----------------
 ----------------
                                                         Weighted          Weighted
          Weighted
                                                         Average           Average
          Average
                                                Shares   Exercise  Shares  Exercise
 Shares   Exercise
Fixed Options                                    (000)   Price     (000)   Price
 (000)    Price
---------------------------------------         ------- ---------  ------- --------
 -------  --------
Outstanding at beginning of year                   914     $3.82      935     $3.06
    855      $3.06

Granted                                            288      6.36      374      4.46
    114       2.88

Exercised                                          (28)     2.88     (328)     2.63
    (16)      2.56

Cancellations and Expirations                      (50)     6.13      (67)     2.65
    (18)      2.68
                                                -------            -------
 -------
Outstanding at end of year                        1,124     4.39      914      3.82
    935       3.06

Options exercisable at year end                     518               388
    584

Weighted-average fair value of options
granted during the year                           $ 3.07             $2.20
  $1.29



The following table summarizes information about stock options outstanding at December 31, 1998:

                                       Options Outstanding
Options Exercisable
                             -------------------------------------
-------------------------
                                                         Weighted
                                             Weighted    Average
       Weighted
                              Number         Average     Remaining          Number
       Average
Range of                      Outstanding    Exercise    Contractual
Exercisable     Exercise
Exercise Prices               (000)          Price        Life              (000)
       Price
---------------- ---------    -----------   ----------- -----------
--------        ---------
Less than $2                       36          $1.88          1.3               19
          $1.88
$2.01 to $3.00                    221           2.78          2.3               94
           2.67
$3.01 to $4.00                    434           3.72          0.7              367
           3.80
$4.01 to $5.00                     --             --           --               --
             --
$5.01 to $6.00                    300           5.63          4.1               38
           5.63
$6.01 to $7.00                     95           6.80          4.1               --
             --
$7.01 to $8.00                     38           8.00          4.2               --
             --
                                  ---                                          ---
                                1,124           4.39          2.4              518
           3.65
                                  ===                                          ===



(8) RETIREMENT BENEFITS

The only qualified retirement plan for employees is the Cobra Electronics Corporation Profit Sharing and 401(k) Incentive Savings Plan (the "Plan"). The company may make a discretionary annual profit sharing contribution that is allocated among accounts of persons employed by the company for more than one year, prorated based on the compensation paid to such persons during the year. Profit sharing expense for 1998, 1997 and 1996 was $179,000, $169,000 and $55,000, respectively.

As of December 31, 1998 and 1997, deferred compensation of $2.3 million and $2.2 million, respectively, was recorded as a long-term liability.
The current portion of the deferred compensation liability was included in accrued salaries and commissions, and amounted to $253,000 at December 31, 1998 and 1997. Deferred compensation obligations arise pursuant to outstand-ing key executive employment agreements, the majority of which relates to the former president and chief executive officer.


(9) RELATED PARTY TRANSACTIONS

In August 1997, the company exchanged its note receivable from the company's former president and chief executive officer, of approximately $1.9 million, for 300,000 common shares owned by the executive. In 1990, pursuant to an employment agreement, the executive exercised options on 375,000 common shares by executing a note with the company in the amount of $1.25 million. The face amount of the note plus accrued interest amounted to $1.9 million at the date of exchange.


(10) COMMITMENTS

At December 31, 1998 and 1997, the company had outstanding inventory purchase orders with suppliers totaling approximately $29.1 million and $21.1 million, respectively.


(11) INDUSTRY SEGMENT INFORMATION

The company operates in only one business segment--consumer electronics (see
Note 1). The company has a single sales department and distribution channel which provides all product lines to all customers. Excluding company-owned tooling at suppliers with a net book value of $1.2 million at December 31, 1998, assets located outside the United States are not material. Interna-tional sales were $7.4 million, $19.1 million and $10.1 million in 1998, 1997 and 1996, respectively. For 1997, approximately 64 percent of the interna-tional sales were to customers in Russia. For 1998 and 1996, sales to one particular country were not material. For 1998, sales to two customers totaled 12.9 percent and 11.9 percent of consolidated net sales. For 1996, sales to one customer totaled 10.7 percent of consolidated net sales. There were no sales in excess of 10 percent of consolidated net sales to a single customer or a group of entities under common control in 1997. The company does not believe that the loss of any one customer would have a material adverse effect on its results of operations or financial condition.


(12) ADVERTISING BARTER CREDITS

During 1992, the company received $3.8 million of advertising credits in exchange for certain discontinued products. These credits can be used to reduce the cash cost of a variety of media services (by 30 to 50 percent) prior to their expiration date, which has been extended to December 1999. The company is exploring opportunities to exchange a portion of the credits for various goods and services used by the company as well as the outright sale of the credits to third parties. During 1998, 1997, and 1996, the company utilized credits of approximately $6,000, $10,000, and $20,000, respectively. In 1997 and 1996 the company recorded charges of $1.1 million and $1.2 million, respectively, to reduce the credits to their estimated net realizable value. The credits had no net carrying value at December 31, 1998 and 1997.


(13) OTHER ASSETS

Other assets at December 31, 1998 and 1997 included the cash surrender value of officers' life insurance policies. The cash value of officers' life insurance policies is pledged as collateral for the company's secured lending agreement and is maintained to fund deferred compensation obligations (see Notes 3 and 8).


(14) CONTINGENCIES

The company is subject to various unresolved legal actions which arise in the normal course of its business. None of these matters is expected to have a material adverse effect on the company's financial position or results of operations. However, the ultimate resolution of these matters could result in a change in the company's estimate of its liability for these matters.

During 1996, the company received notice from the Internal Revenue Service asserting deficiencies in federal excise tax. The excise tax relates to the use of ozone-depleting chemicals (ODC'S). The company had protested the deficiencies and had filed an environmental excise tax protest. During the first quarter of 1998, the company was notified by the Internal Revenue Service that there are no deficiencies in the company's federal excise tax returns and the contingency has been eliminated. Also in 1996, the company recognized $373,000 of income related to a lawsuit against a former distri-butor for violation of a licensing agreement.


Quarterly Financial Data (Unaudited)
(In thousands, except per share amounts)

                                                         Quarter Ended

------------------------------------------------------------------------------------------
                         March 31               June 30             September 30
      December 31
                  ---------------------  ---------------------
---------------------  ---------------------
                     1998       1997        1998       1997       1998       1997
    1998       1997
                  ---------- ----------  ---------- ---------- ----------
----------  ---------- ----------

Net sales.........$ 21,172    $ 17,915   $ 22,440   $  29,472   $26,223    $ 31,353
  $ 33,579  $  25,358

Cost of sales.....  16,921      14,403     16,976      23,776    19,720      24,585
    25,136     19,783
Gross profit......   4,251       3,512      5,464       5,696     6,503       6,768
     8,443      5,575
Selling, general
  and administra-
  tive expense....   3,737       3,134      4,096       4,147     5,300       5,022
     6,614      4,352
Operating income..     514         378      1,368       1,549     1,203       1,746
     1,829      1,223
Gain on sale of
  building........      --          --         --          --        --       1,132
       --         --
Tax provision (benefit) --          --         --          --        --      --
(10,403)        --
Net income             237          93      1,265       1,249       678       2,625
    12,020        725

Net income
  per share (a):
 Basic.............   0.04        0.01       0.20        0.20      0.11        0.43
      1.98       0.12
 Diluted...........   0.04        0.01       0.19        0.20      0.11        0.39
      1.92       0.11

Weighted average
 shares outstanding:
 Basic.............  6,218       6,242      6,235       6,242     6,210       6,170
     6,066      6,173
 Diluted...........  6,625       6,332      6,539       6,308     6,383       6,652
     6,273      6,643

Stock Price:
    High             8 5/8       3 5/8      6 3/4       3 3/8     5 5/8       8 7/8
     6 1/4     10 7/8
    Low              5 5/8       2 1/2      4 3/4       2 1/2     3 1/2       2
13/16     3 5/8      5 1/4
    End of Quarter   6 1/4       2 7/8      5 1/16      3 5/32    3 3/4       7 3/8
     4 11/16    6 5/16
 Trading Volume      2,931         704      2,050         583     1,684       9,402
     1,304      4,966

(a) The total quarterly income per share may not equal the annual amount because net income per share is calculated independently for each quarter.



INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Shareholders of Cobra Electronics Corporation
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Cobra Electronics Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule for the three years ended December 31, 1998, listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifi-cant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cobra Electronics Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their opera-tions and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 24, 1999



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                           PART III
                           --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this item will be set forth in a definitive proxy statement to be filed by the company pursuant to Regulation 14A under Directors and Nominees, which information is hereby incorporated by reference. The information under Section 16(a) Beneficial Ownership Reporting Complilance included in the definitive proxy statement is hereby incorporated by reference.

The executive officers of the company are as follows:

Name, Age and         Has Held Present  Prior Business Experience
Present Position      Position Since    in Past Five Years
--------------------  ----------------  -------------------------

James Bazet, 51,          Jan. 1998    Executive Vice President and
President and Chief                    Chief Operating Officer,
Executive Officer*                     July 1997 to December 1997.
                                       President and Chief
                                       Executive Officer, Ryobi
                                       Motor Products Floor Care
                                       Division, 1995 - 1997,
                                       President and Chief
                                       Executive Officer, Code-A-
                                       Phone Corporation, 1991-
                                       1994.

Carl Korn, 77,            Nov. 1961
Chairman*

Jerry Kalov, 63,          July 1997    President and Chief
Vice Chairman*                         Executive Officer, 1986-
                                       January 1, 1998; retired
                                       January 1, 1998

Gerald M. Laures, 51,     Mar. 1994    Corporate Secretary,
Vice President-Finance                 July 1989 to present;
and Corporate Secretary*               Corporate Controller
                                       June 1988 to March 1994.

Anthony Mirabelli, 57,   Feb. 1997     Vice President of
Senior Vice President,                 Marketing, Uniden America
Marketing and Sales                    Corporation, 1992 - 1997.

* Is also a director.


ITEM 11.  EXECUTIVE COMPENSATION

Information in response to this item will be set forth in a definitive proxy statement to be filed by the company pursuant to Regulation 14A within 120 days after the close of the company's 1998 fiscal year, and such information, other than the information required by Item 402(k) (Board Compensation Committee Report on Executive Compensation) and Item 402(l) (Performance Graph) under Regulation S-K adopted by the Securities and Exchange Commission, is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this item will be set forth in a definitive proxy statement to be filed by the company pursuant to Regulation 14A within 120 days after the close of the company's 1998 fiscal year, and such information is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item will be set forth in a definitive proxy statement to be filed by the company pursuant to Regulation 14A within 120 days after the close of the company's 1998 fiscal year, and such information is hereby incorporated by reference.


                           PART IV
                           -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           Index to Consolidated Financial Statements and Schedules
           --------------------------------------------------------

                                                         Page or
                                                         Schedule
       Description                                       Number
       ------------------------------------------------  --------
[a] 1. Consolidated Statements of Income for the
          three years ended December 31,1998...........      17

       Consolidated Balance Sheets as of December 31,
          1998 and 1997................................   18-19

       Consolidated Statements of Cash Flows for the
          three years ended December 31, 1998..........   20-21

       Consolidated Statements of Shareholders' Equity
          for the three years ended December 31, 1998..      22

       Notes to Consolidated Financial Statements......   23-33

       Quarterly Financial Data........................      34

       Independent Auditors' Report....................      35

    2. Schedule:

       Valuation and Qualifying Accounts - 1998, 1997
          and 1996.....................................      39

       All other financial schedules have been omitted because the required information is contained in the consolidated financial statements and notes thereto, or such information is not applicable.

    3. Exhibits:

       See Index to Exhibits on pages 41 through 42.

[b] During the three months ended December 31, 1998 the Company filed no Current Reports on Form 8-K.


SCHEDULE II

                   COBRA ELECTRONICS CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS
            FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                          (in thousands)
            -------------------------------------------

                                      Balance at     Additions    Deductions
         Balance at
                                      beginning     charged to       from
           end of
                                      of period       expense      reserves
Other,net      period
                                     ----------     ----------    ----------
----------  -----------
1998
----------------------------------
Allowance for doubtful account....   $    958      $    321       $   (294)[a]  $
   ---     $    985

Advertising barter credit
 valuation allowance..............   $  3,185      $    ---       $   ---       $
   (5)     $  3,180

Tax valuation allowance...........   $ 13,756      $    ---       $   ---       $
(13,756)[c]  $      0


1997
----------------------------------
Allowance for doubtful account....   $    792      $    127       $    (7)[a]   $
   46 [b]  $    958

Reserve for disposal of
  discontinued operation..........   $    658      $    ---       $  (658)[d]   $
  ---      $      0

Advertising barter credit
 valuation allowance..............   $  2,041      $  1,144       $   ---       $
  ---      $  3,185

Tax valuation allowance...........   $ 15,596      $    ---       $   ---       $
(1,840)[c]  $ 13,756


1996
----------------------------------
Allowance for doubtful account....   $  1,451      $   (400)      $  (349)[a]  $
   90[b]   $    792

Reserve for disposal of
  discontinued operation..........   $    274      $    384       $   ---       $
   ---     $    658

Advertising barter credit
 valuation allowance..............   $    841      $  1,200       $   ---       $
   ---     $  2,041

Tax valuation allowance...........   $ 15,675      $    ---       $   ---       $
  (79)[c]  $ 15,596


[a] Uncollectible accounts written off.

[b] Net adjustments to the reserve with an offsetting entry to receivables.

[c] Decrease in allowance reflects the change in net deferred tax assets excluding alternative minimum income tax paid. 1998 amount includes reversal of remaining $10,403 valuation allowance on December 31, 1998, as management has assessed that such valuation allowance is no longer necessary.

[d] All assets related to discontinued operations were sold in 1997.

[e] Reversal of Tax Valuation Reserve



                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COBRA ELECTRONICS CORPORATION

                            /S/ Gerald M. Laures
                            --------------------------
                                Gerald M. Laures
                                Vice President-Finance
                                and Corporate Secretary


Dated: March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.



/s/ James Bazet                       Director, President and Chief Executive
-------------------------             Officer
    James Bazet

/s/ Carl Korn                         Director and Chairman of the Board
-------------------------
    Carl Korn

/s/ Jerry Kalov                       Director and Vice Chairman of the Board
-------------------------
    Jerry Kalov

/s/ William P. Carmichael             Director
-------------------------
    William P. Carmichael

/s/ Samuel B. Horberg                 Director
-------------------------
    Samuel B. Horberg

/s/ Gerald M. Laures                  Director, Vice President - Finance and
-------------------------             Secretary (Principal Financial and
    Gerald M. Laures                  Accounting Officer)

/s/ Harold D. Schwartz                Director
-----------------------
    Harold D. Schwartz



                        INDEX TO EXHIBITS
                        -----------------

Exhibit
Number                     Description of Document
-------  --------------------------------------------------------
3(i) *   Restated certificate of Incorporation, as amended October 28,1998.

3(ii) *  Amended and Restated Bylaws, as amended October 28, 1998.

10-1 # 1985 Key Employees Nonqualified Stock Option Plan--Filed as exhibit No. 10-6 to the Registrant's Form 10-K for the year ended December 31, 1985 (File No. 0-511), hereby incorporated by reference.

10-2 #   1986 Key Employees Nonqualified and Incentive Stock
         Option Plan--Filed as exhibit No. 10-6 to the registrant's Form 10-K for the year ended December 31, 1990 (File No. 0-511), hereby incorporated by reference.

10-3 #   1987 Key Employees Nonqualified and Incentive Stock
         Option Plan--Filed as exhibit No. 10-7 to the Registrant's Form 10-K for the year ended December 31,
         1990 (File No. 0-511), hereby incorporated by reference.

10-4 #   1988 Key Employees Nonqualified and Incentive Stock
         Option Plan--Filed as exhibit No. 10-8 to the Registrant's Form 10-K for the year ended December 31,
         1990 (File No. 0-511), hereby incorporated by reference.

10-5 #   Deferred Compensation Plan dated as of December 23,
         1992--Filed as exhibit No. 10-19 to the Registrant's
         Form 10-K for the year ended December 31, 1992 (File No.
         0-511), hereby incorporated by reference.

10-6 #   Executive Employment Agreement dated as of September 23,
         1994--Filed as exhibit No. 10-20 to the Registrant's
         Form 10-K for the year ended December 31, 1994 (File No.
         0-511), hereby incorporated by reference.

10-7 # Amendment to the Key Executive Employment Agreement dated as of December 15, 1994--Filed as exhibit No. 10-21 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-511), hereby incorporated by reference.

10-8     1995 Key Employees Nonqualified and Incentive Stock
         Option Plan.-- filed as Exhibit No. 10-23 to the Registrant's Form 10-K for the year ended December 31, 1995 (File No. 0-511).

10-9 Non-Exclusive License Agreement between Cobra Electronics Corporation and Yupiteru Industries Co., Ltd. dated as of
         May 21, 1996 -- filed as Exhibit No. 10-27 to the Registrant's Form 10-K for the year ended December 31, 1996 (File No. 0-511).

10-10 Non-Exclusive License Agreement between Cobra Electronics Corporation and Sunkyong America, Inc. dated as of May 1, 1996.-- filed as Exhibit No. 10-28 to the Registrant's Form 10-K for the year ended December 31, 1996 (File No. 0-511).

10-11 Employment Agreement between Cobra Electronics Corporation and Anthony Mirabelli dated January 31, 1997.-- filed as Exhibit No. 10-29 to the Registrant's Form 10-K for the year ended December 31, 1996 (File No. 0-511).

10-12 Termination of Safe Harbor Lease between Cobra Electronics Corporation and the Department of Transportation of Maryland dated as of November 15, 1996.-- filed as Exhibit No. 10-30 to the Registrant's Form 10-K for the year ended December 31, 1996
         (File No. 0-511.

10-13 Employment Agreement between Cobra Electronics Corporation and James R. Bazet dated April 21, 1997 -- filed as Exhibit No. 10-33 to the Registrant's Form 10-K for the year ended December 31, 1997 (File No. 0-511).

10-14 Loan and Security Agreement dated February 3, 1998, by and between the Registrant and LaSalle Business Credit, Inc. and LaSalle National Bank.

10-15    1998 Stock Option Plan, as amended, (incorporated by reference to
         Exhibit 99.1 of the Registration Statement On Form S-8, File No, 333-63501)

21 *     Subsidiaries of the Registrant.

23 *     Consent of Deloitte & Touche LLP dated March 30, 1999.

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

EXHIBIT 21       COBRA ELECTRONICS CORPORATION
                 SUBSIDIARIES OF REGISTRANT
                 =============================
                                                        STATE OR OTHER
NAME UNDER WHICH SUBSIDIARY           OWNERSHIP         JURISDICTION
DOES BUSINESS                         PERCENTAGE        OF INCORPORATION
===========================           ==========        ================

Cobra Electronics (HK) Limited           100%              Hong Kong

Cobra Electronics Corporation
Europe Limited                           100%              England

EXHIBIT 23

                         INDEPENDENT AUDITORS CONSENT
                         ============================

We consent to the incorporation by reference in Registration Statement (File Number 333-63501) of Cobra Electronics Corporation and subsidiaries on Form S-8 of our report dated February 24, 1999, appearing in the Annual Report on Form 10-K of Cobra Electronics Corporation and subsidiaries for the year ended December 31, 1998.

DELOITTE AND TOUCHE LLP

Chicago, Illinois

March 30, 1999

EXHIBIT 3(ii)

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

Section 2. Special Meetings. Any action required or permitted to be taken by the stockholders of the corporation must be effected at a duly called annual or special meeting of stockholders of the corporation and may not be effected by any consent in writing by such stockholders. Special meetings of stockholders of the corporation may be called only by the Board of Directors pursuant to a resolution approved by a majority of the entire Board of Directors, upon not less than 10 or more than 50 days' written notice. Notwithstanding anything contained in these By-Laws to the contrary, the affirmative vote of the holders of at least 67 percent of the shares of the corporation entitled to vote for the election of directors shall be required to amend or repeal, or to adopt any provision inconsistent with, this section 2.

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

Section 5. Quorum. The holders of a majority of the shares of stock issued and outstanding and entitled to vote, present in person or by proxy, shall, except as otherwise provided by law or the certificate of incorporation, constitute a quorum for the transaction of business at all meetings Of stock-holders. If at any meeting a quorum is not present, the chairman of the meeting or the holders of the majority of the shares of stock present or represented may adjourn the meeting from time to time without notice other than announcement at such meeting until a quorum is present. At the adjourned meeting the corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned to each stockholder of record entitled meeting shall be given to the stockholders present or represented to vote at the meeting is present at a duly called or held meeting at which a quorum may continue to transact business until final adjournment notwith-standing the withdrawal of enough stockholders to leave less than a quorum.

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

(2) For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to clause (iii) of paragraph (a)(1) of this
Section 8, the stockholder must have given timely notice thereof in writing to the Secretary of the corporation and such other business must otherwise be a proper matter for stockholder action. To be timely, a stockholder's notice shall be delivered to the Secretary at the principal office of the corpora-tion not earlier than the close of business on the 100th calendar day nor later than the close of business on the 75th calendar day prior to the date of the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of an annual meeting is more than 30 calendar days before or more than 30 calendar days after the date of the first anniversary of the preceding year's annual meeting, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the 100th calendar day prior to such annual meeting and not later than the close of business on the later of the 75th calendar day prior to such annual meeting and the 10th calendar day after the day on which public announcement of the date of such annual meeting is first made by the corporation. Such stockholder's notice shall set forth (i) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be dis-closed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities
Exchange Act of 1934, as amended (the "Exchange Act"), and the regulations promulgated thereunder, including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected; (ii) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (iii) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, the name and address of such stockholder, as they appear on the corporation's stock transfer books, and of such beneficial owner and the class and number of shares of the cor-poration which are owned beneficially and of record by such stockholder and such beneficial owner.

(3) Notwithstanding anything in the second sentence of paragraph (a)(2) of this Section 8 to the contrary, in the event that the number of directors to be elected to the Board of Directors of the corporation is increased and there is no public announcement by the corporation naming all of the nominees for director or specifying the size of the increased Board of Directors made by the corporation at least 80 calendar days prior to the date of the first anniversary of the preceding year's annual meeting, a stockholder's notice required by this Section 8 shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary at the principal office of the corpora-tion not later than the close of business on the 10th calendar day after the day on which such public announcement is first made by the corporation.

(b) Special Meetings of Stockholders. Subject to the rights of the holders of any Preferred Stock, only such business shall be conducted at a special meet-ing of stockholders as shall have been brought before the meeting pursuant to the corporation's notice of meeting pursuant to Article I, Section 4 of these By-Laws.

(c) General. (1) Subject to the rights of the holders of any Preferred Stock, only persons who are nominated in accordance with the procedures set forth in this Section 8 shall be eligible to serve as directors and only such business shall be conducted at a meeting of stockholders as shall have been brought before the meeting in accordance with the procedures set forth in this
Section 8. Except as otherwise provided by law, the Certificate of Incorpor-ation or these By-Laws, the chairman of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made or proposed in accordance with the procedures set forth in this Section 8 and, if any proposed nomination or business is not in compliance with this Section 8, to declare that such defective proposal or nomination shall be disregarded.

(2) For purposes of this Section 8, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document public-ly filed by the corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

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

ARTICLE II

Directors

Section l. Number, Election and Term of Office. The number of directors which shall constitute the whole Board shall be not less than five. The exact number of directors shall be fixed from time to time by the Board of Directors pursuant to a resolution adopted by a majority of the entire Board of Directors. The Directors shall be divided into three classes, as nearly equal in number as possible, with respect to the time for which they shall severally hold office. Directors of the First Class first chosen shall hold office for one year or until the first annual election following their election; Directors of the Second Class first chosen shall hold office until the second annual election following their election; and Directors of the Third Class shall hold office until the third annual election following their election. In each annual election or adjournment thereof, the successors to the Class of Directors whose terms shall expire at that time shall be elected to hold office for terms of three years so that the term of office or one class of Directors shall expire in each year. Each Director elected shall hold office until his successor shall be elected and shall qualify. Notwithstanding anything contained in these By-Laws to the contrary, the affirmative vote of the holders of at least 67 percent of the shares of this corporation entitled to vote for the election of directors shall be required to amend or repeal, or to adopt any provision inconsistent with, this Section 1.

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

(c) Removal. Subject to the rights of the holders of any series of Preferred Stock then outstanding, any director, or the entire Board of Directors, may be removed from office at any time, but only for cause and only by the affirma-tive vote of the holders of at least 67 percent of the shares of this corporation entitled to vote for the election of directors.

(d) Amendment, Repeal, etc. Notwithstanding anything contained in these By-Laws to the contrary, the affirmative vote of the holders of at least 67 percent of all of the shares of this corporation entitled to vote for the election of directors shall be required to amend or repeal, or to adopt any provision inconsistent with, this Section 2 of Article II.

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

Section 10. Telephonic Meetings. Members of the Board of Directors, or any committee thereof, may participate in a meeting of the Board of Directors, or of such committee, by means of conference telephone or other similar communi-cations equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this section shall constitute presence in person at such meeting.

ARTICLE III

Officers

Section 1. Number. The officers of the Corporation shall be a Chairman of the Board, a Vice Chairman of the Board, a President, one or more Vice Presi-dents (the number thereof to be determined by the Board of Directors), a Treasurer, a Secretary and such Assistant Treasurers, Assistant Secretaries or other officers as may be elected by the Board of Directors. Any two or more offices may be held by the same person.

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

ARTICLE IV

Stock Certificates and Transfer Books

Section 1. Certificates. Every stockholder shall be entitled to have a certificate, in such form as the Board of Directors shall from time to time approve, signed by or in the name of the corporation by the Chairman, Presi-dent or any Vice President and by the Treasurer, an Assistant Treasurer, the Secretary or an Assistant Secretary, certifying the number of shares owned by him.

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

Section 5. Transfer Agent or Registrar. The corporation may maintain one or more transfer offices or agencies where the shares of stock of the corpora-tion shall be transferable. The corporation may also maintain one or more registry offices wherein such shares of stock shall be registered.

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

(c) A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meet-ing; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

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

Section 4. Inspection of Books. Subject to laws of the State of Delaware, the directors shall determine from time to time whether, and, if allowed, when and under what conditions and regulations the accounts and books of the corporation (except such as may by statute be specifically open to inspec-tion), or any of them, shall be open to the inspection of the stockholders, and the stockholders' rights in this respect are and shall be restricted and limited accordingly.

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

Section 8. Indemnification. Each person who at any time is or shall have been a director, officer, employee or agent of this corporation or is or shall have been serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, and his heirs, executors and administra-tors, shall be indemnified by this corporation in accordance with and to the full extent permitted by the Delaware General Corporation Law as in effect at the time of adoption of this by-law or as amended from time to time. The foregoing right of indemnification shall not be deemed exclusive of any other rights to which a person seeking indemnification may be entitled under any by-law, agreement, vote of stockholders or disinterested directors or other-wise. If authorized by the Board of Directors, the corporation may purchase and maintain insurance on behalf of any person to the full extent permitted by the Delaware General Corporation Law as in effect at the time of the adoption of this by-law or as amended from time to time.

Section 9.  Amendments to By-Laws.  Except as provided in Section 2 of
Article 1, Section 1 of Article II and Section 2 of Article II of these By-Laws, any provision of these By-Laws may be altered, amended or repealed from time to time by the affirmative vote of a majority of the directors then qualified and acting at any regular meeting of the Board at which a quorum is present, or at any special meeting of the Board at which a quorum is present if notice of the proposed alteration, amendment or repeal be contained in the notice of such special meeting; provided, however, that no reduction in the number of directors shall have the effect of removing any director prior to the expiration of his term in office.

EXHIBIT 3(i)

                    RESTATED CERTIFICATE OF INCORPORATION
                                      OF
                        COBRA ELECTRONICS CORPORATION

Cobra Electronics Corporation, a Delaware corporation, the original Certificate of Incorporation of which was filed with the Secretary of State of the State of Delaware on November 27, 1961 under the name DYNASCAN CORPORATION, HEREBY CERTIFIES that this Restated Certificate of Incorporation only restates and integrates its Certificate of Incorporation and does not further amend the provisions of the corporation's Certificate of Incorpora-tion as heretofore amended or supplemented, and there is no discrepancy between such provisions and the provisions of this Restated Certificate of Incorporation. This Restated Certificate of Incorporation was duly adopted by its Board of Directors in accordance with Section 245 of the General Corporation Law of the State of Delaware.

                      CERTIFICATE OF INCORPORATION
                                  OF
                      COBRA ELECTRONICS CORPORATION

FIRST.   The name of the corporation is COBRA ELECTRONICS CORPORATION

SECOND.   Its principal office in the State of Delaware is located at 1209
Orange Street, in the City of Wilmington, County of New Castle, Delaware 19801. The name and address of its resident agent is The Corporation Trust Company.

THIRD. The nature of the business, or objects or purposes to be transacted, promoted or carried on are:

To manufacture, assemble, fabricate, purchase or otherwise acquire, to design, invent or develop, to import or export, to lease (as lessor or lessee), to service or repair, to sell, assign, transfer or otherwise dispose of, at wholesale, retail or otherwise, and to generally deal in, all kinds, varieties and combinations of electronic, electrical, magnetic and mechanical instruments, devices and systems, including but not limited to antennas of every kind and character and to automatic, automotive, communication, transmission, receiving, analyzing, testing, detecting, measuring and control instruments, devices and systems, and products of every other description; to deal in all kinds of raw materials, semi-finished or finished materials, parts, supplies, and products; to conduct research, experiments or investiga-tions for development or improvement of materials, products or processes or for general purposes; to lease, own, operate, equip and maintain factories, plants and other facilities; and to lease or own all other real estate and personal property necessary or advisable to carry on the business of the corporation.

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

To acquire, hold, use, sell, assign, lease, grant licenses in respect of, mortgage or otherwise dispose of letters patent of the United States or any foreign country, patent rights, licenses and privileges, inventions, improve-ments and processes, copyrights, trademarks and trade names, relating to or useful in connection with any business of the corporation.

To acquire by purchase, subscription or otherwise, and to receive, hold, own, guarantee, sell, assign, exchange, transfer, mortgage, pledge or otherwise dispose of or deal in and with any shares of the capital stock, voting trust certificates in respect of the shares of capital stock, scrip, warrants, rights, bonds, debentures, notes, trust receipts, and other securities, obli-gations, choses in action and evidences of indebtedness or interest, issued or created by any corporations, joint stock companies, syndicates, associa-tions, firms, trusts or persons, public or private, or by the government of the United States of America, or by any foreign government, or by any state, territory, province, municipality or other political subdivision or by any governmental agency, and as owner thereof to possess and exercise all the rights, powers and privileges of ownership, including the right to execute consents and vote thereon, and to do any and all acts and things necessary or advisable for the preservation, protection, improvement and enhancement in value thereof.

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

The foregoing clauses shall be liberally construed, both as objects and powers; and the objects and purposes specified therein shall, except where otherwise expressed, be in nowise limited or restricted by reference to, or inference from, the terms of any other clause in this Certificate of Incorporation, but the objects and purposes specified in each of the fore-going clauses of this Article shall be regarded as independent objects and purposes.

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

(f) Whether or not the shares of such series shall be convertible into or exchangeable for shares of any other class or classes of stock of the corpora-tion or of any series thereof, and, if made convertible or exchangeable, the conversion price or prices or the rate or rates of exchange and the adjust-ments thereof, if any, at which such conversion or exchange may be made, and any other terms and conditions of such conversion or exchange;

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

Any and all right, title, interest and claim in or to any dividends declared by the corporation, whether in cash, stock or otherwise, which are unclaimed by the stockholder entitled thereto for a period of six years after the close of business on the payment date, shall be and be deemed to be extinguished and abandoned; and such unclaimed dividends in the possession of the corpora-tion, its transfer agents or other agents or depositaries, shall at such time become the absolute property of the corporation, free and clear of any and all claims of any persons whatsoever.

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

Subject to the rights of the holders of any series of Preferred Stock then outstanding, any director, or the entire Board of Directors, may be removed from office at any time but only for cause and only by the affirmative vote of the holders of at least 67 percent of all of the shares of the corporation entitled to vote for the election of directors.

Notwithstanding anything contained in this Certificate of Incorporation to the contrary, the affirmative vote of the holders of at least 67 percent of the shares of the corporation entitled to vote for the election of directors shall be required to amend or repeal, or to adopt any provision inconsistent with, the provisions of this Article NINTH requiring the affirmative vote of 67 percent of such shares to take various actions.

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

ELEVENTH. A. Elimination of Certain Liability of Directors. A director of the Corporation shall not be personally liable to the Corporation or its stock-holders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law,
(iii) under Section 174 of the General Corporation Law of the State of
Delaware, or (iv) for any transaction from which the director derived an improper personal benefit. If the General Corporation Law of the State of Delaware is amended after approval by the stockholders of this Article
Eleventh to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the General Corporation Law of the State of Delaware, as so amended. Any repeal or modification of this Section A by the stockholders of the Corpora-tion shall not adversely affect any right or protection of a director of the Corporation existing at the time of such repeal or modification.

B.  Indemnification and Insurance.

1. Right to Indemnification. Each person who was or is made a party or is threatened to be made a party to or is involved in any action, suit or pro-ceeding, whether civil, criminal, administrative or investigative
(hereinafter a proceeding), by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director, officer or employee of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the General Corporation Law of the State of Delaware as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than said law permitted the Corporation to provide prior to such amendment), against all expense, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith, and such indemnification shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that except as provided in paragraph (2) of this Section B with respect to proceedings seek-ing to enforce rights to indemnification, the Corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the Board of Directors of the Corporation. The right to indemnification conferred in this Section B shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition; pro-vided, however, that if the General Corporation Law of the State of Delaware requires, the payment of such expenses incurred by a director, officer or employee in his or her capacity as a director, officer or employee (and not in any other capacity in which service was or is rendered by such person while a director, officer or employee, including, without limitation, service to an employee benefit plan) in advance of the final disposition of a pro-ceeding, shall be made only upon delivery to the Corporation of an undertaking by or on behalf of such director, officer or employee, to repay all amounts so advanced if it shall ultimately be determined that such director, officer or employee is not entitled to be indemnified under this Section B or otherwise.

2. Right of Claimant to Bring Suit. If a claim under paragraph (1) of this Section B is not paid in full by the Corporation within thirty days after a written claim has been received by the Corporation, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim.
It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to the Corporation) that the claimant has not met the standards of conduct which make it permissible under the General Corporation Law of the State of Delaware for the Corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel or stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the General Corporation Law of the State of Delaware, nor an actual determination by the Corporation (in-cluding its Board of Directors, independent legal counsel or stockholders) that the claimant has not met such applicable code of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

3. Non-Exclusivity of Rights. The right to indemnification and the payment of expenses incurred in defending a proceeding in advance of its final dis-position conferred in this Section B shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, provision of the Certificate of Incorporation, By-Law, agreement, vote of stockholders or disinterested directors or otherwise.

4. Insurance. The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corpora-tion or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the General Corporation Law of the State of Delaware.

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

TWELFTH. Whenever a compromise or arrangement is proposed between this corporation and its creditors or any class of them and/or between this corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a sum-mary way of this corporation or of any creditor or stockholder thereof, or on the application of any receiver or receivers appointed for this corporation under the provisions of Section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this corporation under the provisions of Section 279 of Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this corporation as consequence of such com-promise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this corporation, as the case may be, and also on this corporation.

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

Any action required or permitted to be taken by the stockholders of the corporation must be effected at a duly called annual or special meeting of stockholders of the corporation and may not be effected by any consent in writing by such stockholders. Special meetings of stockholders of the cor-poration may be called only by the Board of Directors pursuant to a resolu-tion approved by a majority of the entire Board of Directors, upon not less than 10 nor more than 50 days' written notice. Notwithstanding anything contained in this Certificate of Incorporation to the contrary, the affirma-tive vote of the holders of at least 67 percent of all of the shares of the corporation entitled to vote for the election of directors shall be required to amend or repeal, or to adopt any provision inconsistent with, this second paragraph of this Article THIRTEENTH.

FOURTEENTH.   The corporation reserves, subject to the provisions of this
Certificate of Incorporation and the requirement of a concurring vote of 67 percent of all shares of the corporation entitled to vote for the election of directors to amend certain provisions hereof, the right to amend, alter, change or repeal any provision contained in this Certificate of Incorpora-tion, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

FIFTEENTH.   1.   Vote Required for Certain Business Combinations.

A. Higher Vote for Certain Business Combinations. In addition to any affirmative vote required by law or this Certificate of Incorporation, notwithstanding any provision of Article NINTH of this Certificate of Incorporation and except as otherwise expressly provided in Section 2 of this Article FIFTEENTH:

(i) Any merger or consolidation of the corporation or any Subsidiary (as hereinafter defined) with or into (a) any Interested Stockholder (as herein-after defined) or (b) any other corporation (whether or not itself an Interested Stockholder) which is, or after such merger or consolidation would be, an Affiliate (as hereinafter defined) of an Interested Stockholder;

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

(iv) the adoption of any plan or proposal for the liquidation or dissolution of the corporation proposed by or on behalf of an Interested Stockholder or any Affiliate of any Interested Stockholder; or

(v) any reclassification of securities (including any reverse stock split), or recapitalization of the corporation, or any merger or consolidation of the corporation with any of its Subsidiaries or any other transaction (whether or not with or into or otherwise involving an Interested Stockholder) which has the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity or convertible securities of the corporation or any Subsidiary which is directly or indirectly owned by any Interested Stockholder or any Affiliate of any Interested Stockholder; shall require the affirmative vote of the holders of at least 67 percent of the then outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors (the "Voting Stock"), voting together as a single class (it being understood that, for the purposes of this Article FIFTEENTH, each share of the Voting Stock shall have the number of votes granted to it pursuant to Article FOURTH of this Certificate of Incorpora-
tion). Such affirmative vote shall be required notwithstanding the fact that no vote may be required, or that a lesser percentage may be specified, by law or in any agreement with any national securities exchange or otherwise.

B. Definition of "Business Combination." The term "Business Combination" as used in this Article FIFTEENTH shall mean any transaction which is referred to in any one or more of clauses (i) through (v) of paragraph A of this
Section 1.

2. When Higher Vote Is Not Required. The provisions of Section 1 of this Article FIFTEENTH shall not be applicable to any particular Business Combina-tion, and such Business Combination shall require only such affirmative vote as is required by law and any other provision of this Certificate of Incor-poration, if all of the conditions specified in either of the following paragraphs A and B are met:

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

(ii) The aggregate amount of the cash and the Fair Market Value as of the date of the consummation of the Business Combination of consideration other than cash to be received per share by holders of shares of any other class of outstanding Voting Stock (other than Institutional Voting Stock, as herein-after defined) shall be at least equal to the highest of the following (it being intended that the requirements of this paragraph B(ii) shall be required to be met with respect to every class (or, if applicable, series within a class) of outstanding Voting Stock (other than Institutional Voting Stock), whether or not the Interested Stockholder has previously acquired any shares of a particular class (or, if applicable, series within a class) of Voting Stock:

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

(iii) The consideration to be received by holders of a particular class (or, if applicable, series within a class) of outstanding Voting Stock (including Common Stock) shall be in cash or in the same form as the Interested Stock-holder has previously paid for shares of such class (or, if applicable, series within a class) of Voting Stock. If the Interested Stockholder has paid for shares of any class (or, if applicable, series within a class) of Voting Stock with varying forms of consideration, the form of consideration for such class (or, if applicable, series within a class) of Voting Stock shall be either cash or the form used to acquire the largest number of shares of such class (or, if applicable, series within a class) of Voting Stock previously acquired by it.

(iv) After such Interested Stockholder has become an Interested Stockholder and prior to the consummation of such Business Combination: (a) except as approved by two-thirds of the Continuing Directors, there shall have been no failure to declare and pay at the regular date therefor any full quarterly dividends (whether or not cumulative) on any outstanding Preferred Stock or other capital stock of the Company other than the Common Stock; (b) there shall have been (1) no reduction in the annual rate of dividends paid on the Common Stock (except as necessary to reflect any subdivision of the Common Stock), except as approved by two-thirds of the Continuing Directors, and (2) an increase in such annual rate of dividends as necessary to reflect any reclassification (including any reverse stock split), recapitalization, reorganization or any similar transaction which has the effect of reducing the number of outstanding shares of the Common Stock, unless the failure to increase such annual rate is approved by two-thirds of the Continuing Dir-ectors; and (c) such Interested Stockholder shall have not become the beneficial owner of any additional shares of Voting Stock except as part of the transaction which results in such Interested Stockholder becoming an Interested Stockholder.

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

3. Certain Definitions.  For the purpose of this Article FIFTEENTH:

A. A person shall mean any individual, firm, corporation or other entity.

B. Interested Stockholder shall mean any person (other than the corporation or any Subsidiary) who or which:

(i) is the beneficial owner, directly or indirectly, of more than 10 perent of the outstanding Voting Stock;

(ii) is an Affiliate of the corporation and at any time within the two-year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of 10 percent or more of the then outstanding Voting Stock; or

(iii) is an assignee of or has otherwise succeeded to any shares of Voting Stock which were at any time within the two-year period immediately prior to the date in question beneficially owned by any Interested Stockholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933.

C. A person shall be a "beneficial owner" of any Voting Stock:

(i) which such person or any of its Affiliates or Associates (as hereinafter defined) beneficially owns, directly or indirectly;

(ii) which such person or any of its Affiliates or Associates has (a) the right to acquire (whether such right is exercisable or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (b) the right to vote pursuant to any agreement, arrangement or understanding; or

(iii) which are beneficially owned, directly or indirectly, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, hold-ing, voting or disposing of any shares of Voting Stock.

D. For the purposes of determining whether a person is an Interested Stock-holder pursuant to paragraph B of this Section 3, the number of shares of Voting Stock deemed to be outstanding shall include shares deemed owned through application of paragraph C of this Section 3 but shall not include any other shares of Voting Stock which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

E. Affiliate and Associate shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on April 1, 1983.

F. Subsidiary means any corporation of which a majority of any class of equity security is owned, directly or indirectly, by the corporation; provided, how-ever, that for the purposes of the definition of Interested Stockholder set forth in paragraph B of this Section 3, the term Subsidiary shall mean only a corporation of which a majority of each class of equity security is owned, directly or indirectly, by the corporation.

G. Continuing Director means any member of the Board of Directors of the corporation (the "Board") who is unaffiliated with the Interested Stockholder and was a member of the Board prior to the time that the Interested Stock-holder became an Interested Stockholder, and any successor of a Continuing Director who is unaffiliated with the Interested Stockholder and is recommended to succeed a Continuing Director by a majority of Continuing Directors then on the Board.

H. Fair Market Value means: (i) in the case of stock, the highest closing sale price during the 30-day period immediately preceding the date in question of a share of such stock on the Composite Tape for New York Stock Exchange-Listed Stocks, or, if such stock is not quoted on the Composite Tape, on the New York Stock Exchange, or, if such stock is not listed on such Exchange, on the principal United States securities exchange registered under the Securities Exchange Act of 1934 on which such stock is listed, or, if such stock is not listed on any such exchange, the highest closing bid quotation with respect to a share of such stock during the 30-day period preceding the date in question on the National Association of Securities Dealers, Inc. Automated Quotations System or any system then in use, or if no such quotations are available, the fair market value on the date in question of a share of such stock as determined by the Board in good faith; and (ii) in the case of property other than cash or stock, the fair market value of such property on the date in question as determined by the Board in good faith.

I. Institutional Voting Stock shall mean any class or series of Voting Stock which was issued to and continues to be held solely by one or more insurance companies, pension funds, commercial banks, savings banks or similar financial institutions or institutional investors.

J. In the event of any Business Combination in which the corporation survives, the phrase other consideration to be received as used in paragraphs B(i) and (ii) of Section 2 of this Article FIFTEENTH shall include the shares of Common Stock and/or the shares of any other class or series of outstanding Voting Stock retained by the holders of such shares.

K. A majority of the Continuing Directors shall have the power and duty to determine for the purposes of this Article FIFTEENTH, on the basis of infor-mation known to them after reasonable inquiry, (A) whether a person is an Interested Stockholder, (B) the number of shares of Voting Stock beneficially owned by any person, (C) whether a person is an Affiliate or Associate of another, (D) whether a class or series of Voting Stock is Institutional Voting Stock and (E) whether the assets which are the subject of any Business Combination have, or the consideration to be received for the issuance or transfer of securities by the corporation or any Subsidiary in any Business Combination, has, an aggregate Fair Market Value of $1,000,000 or more.

4. No Effect on Fiduciary Obligations of Interested Stockholder. Nothing contained in this Article FIFTEENTH shall be construed to relieve any Stockholder from any fiduciary obligation imposed by law.

5. Amendment, Repeal, etc.. Notwithstanding any other provisions of this Certificate of Incorporation or the By-Laws of the corporation (and notwith-standing the fact that a lesser percentage may be specified by law, this Certificate of Incorporation or the By-Laws of the corporation), the affirma-tive vote of the holders of 67 percent or more of the shares of the then outstanding Voting Stock, voting together as a single class, shall be required to amend, or repeal, or to adopt any provision inconsistent with, this Article FIFTEENTH.


IN WITNESS WHEREOF, Cobra Electronics Corporation has caused this Restated Certificate of Incorporation to be signed on this 28th day of October 1998 in its name and attested by duly authorized officers.

COBRA ELECTRONICS CORPORATION

By:   /s/James Bazet
         James Bazet
         President and Chief Executive Officer

ATTEST:

By:  /s/Gerald M. Laures
        Gerald M. Laures
        Secretary
