Form 10-Q
period 1999-03-31
COBRA ELECTRONICS CORP
filed 1999-05-17
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

  (Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

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

Number of shares of Common Stock of Registrant outstanding at May
11, 1999:
6,083,656

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Cobra Electronics Corporation and Subsidiaries
            Condensed Consolidated Statements of Income
               (in thousands, except per share amounts)


                                     For the Three Months Ended
                                              (Unaudited)
                                     --------------------------
                                        March 31,    March 31,
                                          1999         1998
                                        ---------    ---------
Net sales...........................    $ 19,874    $  21,172
Cost of sales.......................      14,809       16,921
                                        ---------    ---------
 Gross profit.......................       5,065        4,251

Selling, general and
 administrative expense.............       4,829        3,737
                                        ---------    ---------
 Operating income...................         236          514

Other income (expense):
  Interest expense..................        (258)        (238)
  Other income (expense), net.......          82          (39)
                                        ---------    ---------
Income before taxes.................          60           237
Income taxes........................          23           ---
                                        ---------    ---------
Net income .........................    $     37      $    237

                      =========    =========
Net income per common share
 Basic...............................    $   0.01     $   0.04

Diluted.............................    $   0.01     $   0.04

Weighted average shares outstanding
 Basic..............................        6,077        6,218

 Diluted............................        6,223        6,625


Cash dividends......................        None        None

See notes to condensed consolidated financial statements.

          Cobra Electronics Corporation and Subsidiaries
               Condensed Consolidated Balance Sheets
                       (dollars in thousands)

                                 As of                As of
                                March 31,          December 31,
                                  1999                1998
                               (Unaudited)
                               ------------        ------------
ASSETS:

Current assets:
  Cash........................  $    1,343          $      100
  Receivables, less allowance
    for doubtful accounts of
    $805 at March 31, 1999,
    and $985 at December 31,
    1998......................      17,108              27,055
  Inventories, primarily
    finished goods............      21,450              14,213
  Deferred income taxes.......       6,945               6,945
  Other current assets........       1,684               1,747
                               ------------        ------------
  Total current assets........      48,530              50,060
                               ------------        ------------

Property, plant and equipment,
  at cost:
  Land........................         330                 330
  Building and improvements...       3,614               3,614
  Tooling and equipment.......      13,043              12,765
                               ------------        ------------
                                    16,987              16,709
  Accumulated depreciation
    and amortization..........     (12,298)            (11,960)
                               ------------        ------------
  Net property, plant and
    equipment.................       4,689               4,749
                               ------------        ------------

Other assets:
   Deferred income taxes......       4,089               4,089
   Cash surrender value of
   officers' life insurance
   policies...................       4,665               4,553
   Other......................       1,003                 968
                               ------------        ------------
   Total other assets                9,757               9,610
                               ------------        ------------
Total assets..................  $   62,976         $    64,419
                               ============        ============

See notes to condensed consolidated financial statements.

             Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (dollars in thousands)

                                  As of                As of
                                 March 31,         December 31,
                                   1999                1998
                                (Unaudited)
                               ------------        ------------
LIABILITIES AND SHAREHOLDERS'
   EQUITY:

Current liabilities:
  Accounts payable............ $     3,365         $     3,145
  Accrued salaries and
  commissions.................         715                 844
Accrued advertising and
  sales promotion costs.......         748               1,804
  Accrued product warranty
  costs.......................       2,316               2,211
  Accrued liabilities.........       1,753               2,283
  Short-term debt.............      14,148              14,316
                               ------------        ------------
  Total current liabilities...      23,045              24,603
                               ------------        ------------

 Deferred compensation........       2,335               2,320
                               -----------         ------------
Total liabilities:............      25,380              26,923
                               -----------         ------------

Shareholders' equity:

  Preferred stock, $1 par
    value, shares authorized-
    1,000,000; none issued....         ---                 ---
  Common stock, $.33 1/3 par
    value,12,000,000 shares
    authorized; 7,039,100
    issued; 6,085,916
    outstanding at March
    31, 1999 and 6,065,916
    outstanding at December 31,
    1998......................       2,345               2,345
  Paid-in capital.............      20,724              20,799
  Retained earnings...........      20,509              20,472
                               ------------        ------------
                                    43,578              43,616

  Treasury stock, at cost.....      (5,982)             (6,120)

                               ------------        ------------
  Total shareholders' equity..      37,596              37,496
                               ------------        ------------
Total liabilities and share-
  holders' equity............. $    62,976          $   64,419
                               ============        ============

See notes to condensed consolidated financial statements.

           Cobra Electronics Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows
                       (dollars in thousands)

                                    For the Three Months Ended
                                             (Unaudited)
                                 --------------------------------
                                      March 31,         March 31,
                                        1999              1998
                                     ----------        ----------
Cash flows from operating activities:
Net income from operations            $     37          $    237
Adjustments to reconcile net income
   from operations to net cash
   provided by (used for)
   operating activities:
   Depreciation and amortization           404               422
Changes in assets and liabilities:

Receivables......................        9,947              (494)

Inventories............ .........       (7,237)             (859)
    Other current assets.........           53              (172)
    Other assets.................         (203)             (337)
    Accounts payable.............          220              (861)
    Accrued liabilities..........       (1,610)           (1,128)
    Deferred compensation........           15                25

                                     ----------        ----------
  Net cash flows from (used by)
     operating activities........        1,626            (3,167)
                                     ----------        ----------

Cash flows from investing activities:
   Capital expenditures..........         (278)             (372)

                                     ----------        ----------
  Net cash flows from (used in)
    Investing activities.........         (278)             (372)
                                     ----------        ----------

Cash flows from financing activities:
 Net borrowings (repayments)under the
    line-of-credit agreement.....         (168)            2,065
 Transactions related to exercise
    of common stock options, net.           82                 2
 Transactions related to stock
    repurchase...................          (19)               --
                                     ----------        ----------
Net cash flows from (used in)
    financing activities.........         (105)            2,067
                                     ----------        ----------
Net increase (decrease)in cash...        1,243            (1,472)
Cash at beginning of period......          100             1,815
                                     ----------        ----------
Cash at end of period............      $ 1,343           $   343
                                     ==========        ==========

Supplemental disclosure of cash flow information
Cash paid during the period for:
      Interest                         $   258           $   290
      Taxes                                 63                 0

See notes to condensed consolidated financial statements.

           Cobra Electronics Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements
                         (Unaudited)

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.
The Condensed Consolidated Balance Sheet as of December 31, 1998 has been derived from the audited consolidated balance sheet as of that date. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.


(1) PURCHASE ORDERS AND COMMITMENTS

At March 31, 1999 and 1998, the Company had outstanding purchase orders with suppliers totaling approximately $20.9 million, respectively.


(2) EARNINGS PER SHARE

                                     1999         1998
Income:

Income available to common
 shareholders (thousands)         $    37       $  237

Basic Earnings Per Share:

Weighted-Average Shares
 Outstanding                    6,076,749    6,218,416
Basic Earnings Per Share            $0.01        $0.04
                               ========    =========
Diluted Earnings Per Share:

Weighted-Average Shares
 Outstanding                    6,076,749    6,218,416
Dilutive Shares issuable
 in connection with
  Stock option plans              691,250      904,375
Less: Shares purchasable
  With proceeds                  (544,802)    (497,645)
                                ----------    ---------
Total                           6,223,197    6,625,146
                                =========    =========
Diluted Earnings Per Share          $0.01        $0.04
                                =========    =========

(3) NEW ACCOUNTING PRONOUNCEMENTS -- In June 1997, the Financial
Accounting
Standards Board ("FASB") issued Statement of Financial Accounting
Standard
("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components
(net income with non-owner sources of other comprehensive income) in a full set of financial statements. SFAS No. 130 did not have an effect on the company's financial statements because the company has no items of "other comprehensive income."

In June 1997, the FASB issued SFAS No. 131, "Disclosure about
Segments of an
Enterprise and Related Information," which changes the way public companies report information about operating segments. This Statement, which is based on the management approach to segment reporting, establishes requirements to report selected segment information. Management of the company considers the company to have one reportable segment, consumer electronics, and assesses performance on a single segment basis. Therefore, the adoption of this new standard did not have an effect on the content of the company's disclosures.

In February 1998, the FASB issued SFAS No. 132, "Employers'
Disclosures about
Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans.
It does not
change the measurement or recognition of those plans. The adoption of this new standard did not have an effect on the compnay's financial statements because the company had no such benefit plans.

In June 1998, the Financial Accounting Standards Board issued
SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. This statement is effective on the first day of the first fiscal year beginning after June 15, 1999, or January 1, 2000 in the case of the company. The company is in the process of assessing the impact that adopting SFAS No. 133 will have on its financial position and results of operations when such statement is adopted.


Item 2.  Management's Discussion and Analysis of Financial
Condition and
         Results of Operations


                        ANALYSIS OF RESULTS OF OPERATIONS

First Quarter 1999 vs. First Quarter 1998:
------------------------------------------

For the first quarter ended March 31, 1999, net income was $37,000, or $0.01 per diluted share, which includes a provision for income taxes that the
Company did not have in the prior year's quarter, compared to net income of
$237,000, or $0.04 per diluted share, in the first quarter of 1998. Applying the same tax rate to the first quarter of 1998 as used in the current quarter would have resulted in net income of $146,000 in 1998, or $0.02 per diluted share. The current quarter also included a one-time charge of approximately
$230,000, or $0.02 per share on an after tax basis, related to due diligence expenses incurred for the terminated Beltronics acquisition.

Sales for the first quarter of 1999 decreased by $1.3 million or 6.1% to $19.9 million compared to $21.2 million for the first quarter of 1998. Contributing to this decrease were lower sales of 25-channel cordless phones, because the
Company has shifted its business to the Company's new line of 900 MHz cordless phones, and lower international sales, mainly sales of radar detectors to economically troubled Russia. Partially offsetting these declines were strong sales of Family Radio Service two-way radios, because of the MicroTALK line introduced in September 1998, and proprietary 6 Band radar detectors, which began shipping late in the first quarter of 1998.

Gross margins improved dramatically in the current quarter to 25.5% from 20.1%
in the prior year's quarter. This marked the seventh consecutive quarter of higher comparable gross margin and reflected a more favorable sales mix of higher margin MicroTALK radios and 6 Band detector sales.

Net selling, general and administrative expenses increased $1.1 million in the first quarter of 1999 from the same period a year ago, and as a percentage of net sales was 24.3% compared to 17.7% for the first quarter of 1998. The increase was due to the one-time charge for expenses related to the terminated
Beltronics acquisition and to continuing investments in sales and marketing programs to expand shelf space and promote Cobra products. The Company has implemented a program to restrain the growth in overhead costs and expects to reduce its planned overhead spending for the remainder of 1999 by approximately $1 million.

Interest expense for the current quarter increased $20,000 compared to the prior year's first quarter, primarily due to higher average debt levels, the result of higher receivable levels during the current quarter.

For the first quarter of 1999, the Company had a provision for income taxes of
$23,000 compared to no tax provision for the prior year's quarter. This is because in the fourth quarter of 1998, the Company reversed it valuation allowance that had substantially offset all of the Company's net deferred tax asset. Accordingly, tax expense can no longer be offset against the valuation allowance.


                     LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $1.6 million during the first quarter of
1999. The decrease in receivables reflected heavy collections related to the high volume of fourth quarter sales, particularly strong December 1998 sales.
Inventories increased due mainly to MicroTALK radios in anticipation of increased purchases by mass merchant customers for Spring promotions. Accrued liabilities decreased because deductions were taken by customers against normal year-end advertising accruals during the first quarter of 1999.
Additionally, accruals made in 1998 for professional fees and the Company's profit sharing program were paid in the first quarter of 1999. Debt decreased
$168,000 during the first quarter and, at March 31, 1999, the Company had approximately $6.6 million of unused credit line.

In late August 1998, the Company's board of directors authorized a program to repurchase up to $1 million of the Company's common shares. During the first quarter of 1999, the Company spent $19,000 to repurchase 5,000 of its common shares. To date, the Company has repurchased 247,000 of its common shares at a total cost of approximately $929,000. On May 17, 1999, the Company announced that a second repurchase program has been approved to acquire up to a $1 million of common stock.


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

The failure to correct a Year 2000 problem could interrupt, or result in a failure of, normal business operations and consequently materially affect the
Company's financial position or results of operations. While the Company believes its own hardware and software are Year 2000 compliant, the Year 2000 readiness of the Company's customers and vendors is inherently uncertain and beyond the Company's control. Accordingly, the Company cannot determine at this time whether the consequences of Year 2000 interruptions or failures will materially affect the Company's financial position or results of operations.

The Company has not developed formal contingency plans to date.
However, the
Company has a network of suppliers and the Company does not enter into long-
term supply contracts.  The Company believes that, if necessary, other
suppliers could be found.  As stated above, customer responses to
Company
inquiries indicate that the Company's major customers are or will be Year 2000
compliant by year-end. In the event a major customer is not Year
2000
compliant, the Company believes that such non-compliance is unlikely to materially affect the company's financial condition or results of operations.


Item 3  Market Risk and Financial Instruments

The company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the $14.1 million of debt of the company outstanding at March 31, 1999. The debt is priced at interest rates that float with the market, which therefore minimizes interest rate exposure. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximately $70,000 increase or decrease in interest expense and cash flows. The company does not use derivative financial or commodity instruments for trading or other purposes.

The company's suppliers are located in foreign countries, principally in the
Far East, and the company made approximately 7.2% of its sales outside the
United States in 1998, however, the company minimizes its foreign currency exchange rate risk by conducting all of its transactions in US dollars.

                                PART II
                           OTHER INFORMATION


Items 1, 2, 3,4 and 5 Not Applicable.
----------------------------------------


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


Dated: May 17, 1999