Form 10-Q
period 1999-06-30
COBRA ELECTRONICS CORP
filed 1999-08-13
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

  (Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

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

Number of shares of Common Stock of Registrant outstanding at
August 12, 1998:
5,993,416

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Cobra Electronics Corporation and Subsidiaries
            Condensed Consolidated Statements of Income
               (in thousands, except per share amounts)

                          For the Three           For the Six
                          Months Ended            Months Ended
                           (Unaudited)             (Unaudited)
                     --------------------    --------------------
                     June 30,    June 30,    June 30,   June 30,
                       1999        1998        1999       1998
                     --------    --------    --------   --------
Net sales............$ 26,213    $ 22,440    $ 46,087   $ 43,612
Cost of sales........  19,700      16,976      34,509     33,897
                     --------    --------    --------    -------
  Gross profit.......   6,513       5,464      11,578      9,715

Selling, general and
  administrative
  expense............   5,091       4,096       9,920      7,833
                     --------    --------    --------    -------
 Operating income....   1,422       1,368       1,658      1,882

Other income(expense):
  Interest expense...    (242)       (281)       (500)     (519)
  Other, net.........      95         178         177       138
                     --------    --------    --------    -------
Income before
  taxes..............   1,275       1,265       1,335      1,501
Provision
  for income taxes...     442         ---         465        ---
                     --------    ---------   ---------   --------
Net income...........$    833    $  1,265   $     870   $  1,501
                     ========    =========   =========   ========

Net income per common share:

        -Basic.......    0.14    $   0.20    $   0.14   $   0.24
        -Diluted.....    0.14        0.19        0.14       0.23
                       ========   ========    ========   ========
Weighted average
  shares outstanding

        -Basic.......    6,019       6,235       6,047      6,224

        -Diluted.....    6,122       6,539       6,202      6,584
                       ========   ========    ========   ========

Cash dividends.......   None        None       None       None
                       ========   ========    ========   ========


See notes to condensed consolidated financial statements.

        Cobra Electronics Corporation and Subsidiaries
             Condensed Consolidated Balance Sheets
                   (dollars in thousands)

                                 As of               As of
                                June 30,           December 31,
                                 1999                 1998
                              (Unaudited)
                             -------------       ------------
ASSETS:

Current assets:
  Cash.......................$         421       $        100
  Receivables, less allowance
    for doubtful accounts of
    $777 at June 30, 1999,
    and $985 at December 31,
    1998......................      18,791             27,055
  Inventories, primarily
  finished goods..............      17,610             14,213
  Deferred income taxes.......       6,945              6,945
  Other current assets........       2,016              1,747
                              ------------       ------------
  Total current assets........      45,783             50,060
                              ------------       ------------
Property, plant and equipment,
  at cost:
  Land........................         330                330
  Building and improvements...       3,617              3,614
  Tooling and equipment.......      13,222             12,765
                              ------------       ------------
                                    17,169             16,709
  Accumulated depreciation
    and amortization..........     (12,561)           (11,960)
                              -------------      -------------
  Net property, plant and
    equipment.................       4,608              4,749
                              ------------       ------------

Other assets:
   Deferred income taxes......       4,089              4,089
   Cash surrender value of
   officers' life insurance
   policies...................       4,779              4,553
   Other .....................       1,060                968
                              ------------       ------------
   Total other assets.........       9,928              9,610
                              ------------       ------------
Total assets..................$     60,319       $     64,419
                              ============       ============

See notes to condensed consolidated financial statements.

           Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (dollars in thousands)

                                  As of                As of
                                 June 30,         December 31,
                                   1999                1998
                                (Unaudited)
                               ------------        ------------
LIABILITIES AND SHAREHOLDERS'
   EQUITY:

Current liabilities:
  Accounts payable............ $     4,127         $     3,145
  Accrued salaries and
  commissions.................         659                 844

  Accrued advertising and
  sales promotion costs.......         680               1,804
  Accrued product warranty
  costs.......................       1,770               2,211
  Accrued liabilities.........       1,839               2,283
  Short-term debt.............      10,830              14,316
                               ------------        ------------
  Total current liabilities...      19,905              24,603
                               ------------        ------------

  Deferred compensation.......       2,359               2,320
                               -----------         ------------
Total liabilities:............      22,264              26,923
                               -----------         ------------

Shareholders' equity:

  Preferred stock, $1 par
    value, shares authorized-
    1,000,000; none issued....         ---                 ---
  Common stock, $.33 1/3 par
    value,12,000,000 shares
    authorized; 7,039,100
    issued;5,988,666
    outstanding at June
    30, 1999 and 6,065,916
    outstanding at December 31,
    1998......................       2,346               2,345
  Paid-in capital.............      20,716              20,799
  Retained earnings...........      21,342              20,472
                               ------------        ------------
                                    44,404              43,616

  Treasury stock, at cost.....      (6,349)             (6,120)

                               ------------        ------------
  Total shareholders' equity..      38,055              37,496
                               ------------        ------------
Total liabilities and share-
  holders' equity............. $    60,319          $   64,419
                               ============        ============

See notes to condensed consolidated financial statements

           Cobra Electronics Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows
                        (dollars in thousands)

                                     For the Six Months Ended
                                             (Unaudited)
                                 --------------------------------
                                   June 30,           June 30,
                                     1999               1998
                                 --------------     -------------
Cash flows from operating
 activities:
Net income from operations          $     870           $ 1,501
Adjustments to reconcile net income
   from operations to net
   cash used for
   operating activities:
   Depreciation and amortization          842               866
   Changes in assets and
      liabilities:
     Receivables................        8,264               355

     Inventories................       (3,397)             (140)
     Other current assets.......         (290)             (168)
     Other assets...............         (429)             (873)

     Accounts payable...........          982              (733)
     Deferred compensation......           39               (59)
     Accrued liabilities........       (2,194)           (2,539)
                                      --------          ---------
Net cash provided by (used for)
    operating activities.........       4,687            (1,790)
                                      ---------         ---------
Cash flows from investing activities:
  Capital expenditures...........        (570)             (860)
                                      ---------         ---------
Net cash used for investing
    activities...................        (570)             (860)
                                      ---------         ---------
Cash flows from financing activities:
    Net borrowings (repayments) under
     the line-of credit agreement.     (3,486)              855
    Transactions related to stock
      repurchase ...................     (396)               --
    Transactions related to exercise
    of options, net..............          86                51

                                      ---------         ---------
Net cash provided by (used for)
    financing activities.........      (3,796)              906
                                      --------          ---------
Net increase (decrease) in cash..         321            (1,744)

Cash at beginning of period......         100             1,815
                                      --------          ---------
Cash at end of period............         421           $    71
                                      ========          =========

Supplemental disclosure of cash flow information
    Cash paid during the period for:
        Interest                 $        538        $      520
        Taxes                              63                 0

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

(1) PURCHASE ORDERS AND COMMITMENTS

At June 30, 1999, the Company had outstanding purchase orders with suppliers totaling approximately $25.3 million compared to $28 million as of June 30,
1998.

(2) EARNINGS PER SHARE

                               For the Three           For the
Six
                               Months Ended            Months
Ended
                                (Unaudited)
(Unaudited)
                             --------------------
--------------------
                              June 30,    June 30,    June 30,
June 30,
                               1999        1998        1999
1998
                             --------    --------    --------
--------
Income:

Income available to common
 shareholders (thousands).... $   833     $ 1,265          $ 870
    $1,501


Basic Earnings Per Share:

Weighted-Average shares
 outstanding..............  6,018,537   6,234,791      6,047,482
 6,224,118
Basic Earnings Per Share        $0.14       $0.20          $0.14
     $0.24
                           ========    ========      =========
========


Diluted Earnings Per Share:

Weighted-Average shares
 outstanding                 6,018,537    6,234,791    6,047,482
 6,224,118
Dilutive Shares issuable
 in connection with
  Stock option plans           691,250      734,375      691,250
   735,750
Less: Shares purchasable
  with proceeds               (587,417)    (430,546)    (536,734)
  (376,174)
                             ----------    ---------    ---------
  --------
Total                         6,122,370    6,538,620    6,201,998
  6,583,694
                             ==========    =========    =========
  =========
Diluted Earnings Per Share       $0.14        $0.19        $0.14
     $0.23
                             =========    =========    =========
 =========


(3) NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued
SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. This statement is effective on the first day of the first fiscal year beginning after June 15, 2000, or January 1, 2001 in the case of the Company. The Company is in the process of assessing the impact that adopting SFAS No. 133 will have on its financial position and results of operations when such statement is adopted.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


              ANALYSIS OF RESULTS OF OPERATIONS

Second Quarter 1999 vs. Second Quarter 1998:
--------------------------------------------
For the second quarter ended June 30, 1999, net income was $833,000, or $0.14 per diluted share, which includes a provision for income taxes that the
Company did not have in the prior year's quarter, compared to net income of
$1.3 million, or $0.19 per diluted share, in the second quarter of 1998. If adjusted for the tax rate used in the current quarter, 1998's second quarter net income and diluted earnings per share would have been $826,000 and $0.13, respectively.

Sales for the second quarter of 1999 increased $3.8 million, or 16.8%, to
$26.2 million from $22.4 million for the same period a year ago. The increase was due to strong sales of MicroTalk Family Radio Service (FRS) two-way radios, introduced in the third quarter of 1998, and higher sales of 6 Band radar detectors as a result of increased distribution. Partially offsetting these increases were lower sales of 25-channel cordless phones, as the Company exited the 25-channel telephone business during 1998, and a decrease in sales of radar detectors to Russia, which had been a significant contributor to the
Company's overall revenues through the second quarter of 1998. This decrease in sales to Russia reflected that country's continuing economic problems, which impacted consumer demand for radar detectors. Excluding the drop in the international business, domestic sales increased $4.8 million or 23.4% from the prior year's quarter.

Gross margin for the second quarter of 1999 increased to 24.8% from 24.3% in the prior year's quarter, which was the Company's eighth consecutive quarter of higher comparable gross margin. The increase was due primarily to a more favorable sales mix as higher margin FRS radios have replaced lower margin
25-channel products.

Selling, general and administrative expenses increased $995,000 in the second quarter of 1999 from the same period a year ago, and as a percentage of net sales was 19.4% compared to 18.3% for the second quarter of 1998.
The increase
was the result of continued investments in new product development, retail account expansion and distribution channel gains, and offset much of the favorable impact of the second quarter's gross margin improvement.

Interest expense for the current quarter decreased $39,000 compared to the prior year's second quarter due to lower average debt levels, driven by lower inventory levels.

Other income for the second quarter of 1999 was $95,000 compared to other income of $178,000 in the prior year. Lower interest income from the cash surrender value of life insurance was the main contributor.

For the second quarter of 1999, the Company had a provision for income taxes of $442,000 compared to no tax provision for the prior year's quarter. This is because in the fourth quarter of 1998, the Company reversed it valuation allowance that had substantially offset all of the Company's net deferred tax asset. Accordingly, tax expense can no longer be offset against the valuation allowance.


Six Months 1999 vs. Six Months 1998
-----------------------------------

For the six months ended June 30, 1999, the Company's net income was $870,000 or $0.14 per diluted share, which includes a provision for income taxes that the Company did not have in the prior year's quarter, compared to net income of $1.5 million, or $0.23 per diluted share, for the first six months of 1998.
If adjusted for the tax rate used in the current period, 1998's first half net income and diluted earnings per share would have been $979,000 and $0.15, respectively.

Sales for the six months ended June 30, 1999 increased $2.5 million, or 5.7%, to $46.1 million from $43.6 million for the six months ended June 30, 1998.
The increase was due to strong sales of MicroTalk Family Radio Service (FRS) two-way radios, introduced in the third quarter of 1998, and higher sales of 6
Band radar detectors, introduced in March 1998. Partially offsetting these increases were lower sales of 25-channel cordless phones as the Company exited the 25-channel telephone business during 1998, and a decrease in sales of radar detectors to Russia, because of that country's continuing economic problems. Excluding the drop in the international sales business, domestic sales increased $5.6 million or 14.3% from the prior year's quarter.

Gross margin increased to 25.1% for the six months ended June 30, 1999 from
22.3% in the prior year period. The increase is due primarily to a more favorable sales mix as higher margin FRS radios have replaced lower margin
25-channel products.

Selling, general and administrative expenses increased $2.1 million for the first half of 1999 from the same period a year ago, and, as a percentage of net sales, increased to 21.5% from 17.9% for the first half of 1998. The expenses increased because the Company has continued to invest heavily in new product development, retail account expansion and distribution channel gains, offsetting much of the favorable impact of the first half gross margin improvement. Also, because selling expenses associated with international sales are substantially lower in comparison to domestic selling expenses, these expenses did not drop proportionately as international sales declined.
Also, a one-time charge of $230,000 in the first quarter of 1999 for due diligence expenses incurred for the terminated Beltronics acquisition contributed to the increase.

Interest expense for the period decreased $19,000 compared to the prior year due to lower average debt levels, driven by lower inventory levels.

For the first six months of 1999, the Company had a provision for income taxes of $465,000 compared to no tax provision for the prior year's quarter. This is because in the fourth quarter of 1998, the Company reversed it valuation allowance that had substantially offset all of the Company's net deferred tax asset. Accordingly, tax expense can no longer be offset against the valuation allowance.



               LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $4.7 million during the six months ended
June 30, 1999. The decrease in receivables reflected heavy cash collections related in part to the high volume of fourth quarter sales. Inventories increased due to purchases in anticipation of higher second half sales.
Accounts payable increased due to an increase in letters of credit presented but not yet paid for inventory placed in transit by the Company's vendors.
Accrued liabilities decreased because deductions were taken by customers against normal year-end advertising accruals during the first half of 1999.
Additionally, normal accruals made in 1998 for professional fees and the
Company's profit sharing program were paid in the first half of 1999. Also, warranty reserves decreased as a result of lower return rates and the lower sales volume in the first half of 1999 compared to the last half of 1998. Debt decreased $3.5 million during the first six months of 1999 and at June 30,
1999, the Company had approximately $7.3 million of unused credit line.

In late August 1998, the Company's board of directors authorized a program to repurchase up to $1 million of the Company's common shares. On May 17, 1999, the Company announced that a second repurchase program has been approved to acquire up to another $1 million of common stock. During the first half of
1999, the Company spent $397,000 to repurchase 104,000 of its common shares.
To date, the Company has repurchased 293,500 of its common shares at a total cost of approximately $1.1 million.


YEAR 2000

The Company initiated the process of preparing its computer systems and applications for the Year 2000 in 1998. This process primarily involved two parts: replacing certain Company hardware and modifying software maintained by the Company, as well as inquiring into the Year 2000 compliance of the
Company's major customers and vendors. In February 1999, the replacement of hardware and software modifications were completed by an outside consulting firm. The Company has tested the hardware and modified software for Year 2000 compliance. Although the Company believes its hardware and software are Year
2000 compliant, it intends to continue testing during 1999. The Company has also queried all major customers and vendors as to their preparedness. The responses received to date indicate that the Company's major customers and vendors are or will be Year 2000 compliant by year end.

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


Item 3 Qualitative and Quantitative Disclosures About Market Risk


The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the Company's
$10.8 million of debt outstanding at June 30, 1999. The debt is priced at interest rates that float with the market, which therefore minimizes interest rate exposure. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximately $54,000 increase or decrease in interest expense and cash flows. The Company does not use derivative financial or commodity instruments for trading or other purposes.

The Company's suppliers are located in foreign countries, principally in the
Far East, and the Company made approximately 3.7% of its sales outside the
United States in the first half of 1999. The Company minimizes its foreign currency exchange rate risk by conducting substantially all of its transactions in US dollars.



                           PART II
                       OTHER INFORMATION


Items 1,  2,  3, and 5 Not Applicable
-------------------------------------


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

      a) The 1998 Annual Meeting of Shareholders was held on May 11, 1999.


      b) The following persons were elected as Class I
      Directors of the Company to serve until the 2002 Annual
      Meeting of Shareholders:


         Name                     Votes for       Votes withheld
         -------------            ---------       --------------
         James R. Bazet           5,509,392            53,219
         Jerry Kalov              5,501,392            61,219
         Harold D. Schwartz       5,502,392            60,219

         The Class II directors continuing in office until the 2000 Annual Meeting of Shareholders are Samuel B.
         Horberg and Gerald M. Laures.


  c)  Not Applicable

  d)  Not Applicable


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
     a)  Exhibits:

         Exhibit No.      Description
         -----------      ---------------------------------------
         10-16            Employment Agreement between Cobra
Electronics
                          Corporation and James R. Bazet dated
                          May 11, 1999.

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


                             COBRA ELECTRONICS CORPORATION


                             By
                                  ------------------------
                                  Gerald M. Laures
                                  Vice President - Finance,
                                  and Corporate Secretary
                                  (Authorized Officer and
                                  Principal Financial Officer)


Dated: August 13, 1999

EXHIBIT 10-16

                         May 11, 1999


Mr. James Bazet
Cobra Electronics Corporation
6500 Cortland Street
Chicago, Illinois  60707

Dear Jim:

     This letter is to confirm the terms of your continued employment with
Cobra Electronics Corporation ("Company").

     1. Employment. Commencing August 1, 1999, you shall continue your employment as the President and Chief Executive Officer of the Company and shall have the normal duties, responsibilities and attendant authorities of that position. Unless earlier terminated pursuant to Paragraph 10, the term of your employment by the Company pursuant to this Agreement shall end on
December 31, 2004 (the "Employment Period"). In any event, the Company agrees to provide to you written notice, on or prior to March 31, 2004, if the
Company elects to (i) either offer to you or not offer to you a renewal of this Agreement or (ii) offer to you a continuation of employment upon other terms and conditions than are provided in this Agreement. In the event the
Company either offers to you a renewal of this Agreement, or, offers to you a continuation of employment upon other terms and conditions than are provided in this Agreement, the parties agree to proceed promptly with good faith negotiations toward the end of fulfilling their mutual intent to reach agreement, within 90 days thereafter, as to the terms and conditions of such continuation of employment In the event the parties are unable to reach agreement as to such terms and conditions within such 90 day period, it shall be deemed to be a timely notice that the Company does not intend to continue your employment beyond the Employment Period.

     2. Salary and Bonus. During the Employment Period, you shall receive a regular annual salary at the rates per year hereinafter set forth, payable every 2 weeks. Such annual salary shall be as follows: during the period
August 1, 1999 through and including July 31, 2000, $375,000; during the period August 1, 2000 through and including July 31, 2001, $390,000; during the period August 1, 2001 through and including July 31, 2002,
$405,000;
during the period August 1, 2002 through and including July 31, 2003,
$420,000; and during the period August 1, 2003 through and including July 31, 2004, $435,000. Your salary will be subject to annual review of the Compensation Committee of the Company's Board of
Directors, but in no event shall your salary be reduced below the rates per year for each applicable year as set forth above.

     In addition to your regular annual salary, during each year of the
Employment Period you will also earn a bonus equal to 2.5% of operating profit
(before taxes) ("Profit") earned during such year, as determined by the
Auditor's Report of the Company's auditors; provided however that Profit shall be subject to adjustment for reduction (addition) for any gain (or loss) respecting the sale, transfer, conversion or any other disposition of the assets of the Company or any of its subsidiaries other than in the ordinary course of its business, as such bonus is being determined.

     Notwithstanding the provisions pertaining to your bonus set forth in that certain letter agreement between you and the Company dated April 18, 1997
(the "1997 Agreement"), your bonus for the period commencing January 1, 1999 and terminating December 31, 1999 shall be calculated in accordance with the provisions of this paragraph, and the bonus provisions contained in the 1997
Agreement shall not apply to such period. Bonuses shall be paid within 15 days after completion of the Company's audit for each fiscal year.

     3. Perquisites. You also shall receive $15,000 gross each year to be used for perquisites of your choice, payable in monthly payments of $1,250 commencing August 1, 1999, in lieu of any other allowances.

     4. Stock Options. The Company will grant to you an incentive stock option as of August 2, 1999 to purchase up to an aggregate of 100,000 shares of the Company's common stock, the exercise price for which will be 100% of the fair market value of a share of common stock as determined by the closing price of a share of common stock of the Company on the NASDAQ Stock Market on
August 2, 1999. The stock option to be granted on August 2, 1999 shall become exercisable (i) on August 2, 2000 as to 25% of the number of shares of common stock subject to such option; (ii) on August 2, 2001 as to an additional 25% of the number of shares of common stock subject to such option (50% on a cumulative basis); (iii) on August 2, 2002 as to an additional 25% of the number of shares of common stock subject to such option (75% on a cumulative basis); and (iv) on August 2, 2003 as to an additional 25% of the number of shares of common stock subject to such option (100% on a cumulative basis).

     In addition to the stock option to be granted to you as of August 2,
1999, if you are a full-time employee of the Company on August 1, 2000, an incentive stock option will be granted to you as of August 1, 2000 to purchase up to 100,000 shares of the Company's common stock, the exercise price for which will be 100% of the fair market value of a share of common stock of the
Company on August 1, 2000, as determined by the closing price of a share of common stock of the Company on The NASDAQ Stock Market on August 1, 2000. The
stock option to be granted on August 1, 2000 shall become exercisable (a) on
August 1, 2001 as to the 25% of the shares of common stock subject to such option; (b) on August 1, 2002 as to an additional 25% of the shares of common stock subject to such option (50% on a cumulative basis); (c) on August 1,
2003 as to an additional 25% of the shares of common stock subject to the option (75% on a cumulative basis); and (d) on August 1, 2004 as to an additional 25% of the shares of common stock subject to the option (100% on a cumulative basis).

     Each stock option referenced in this Paragraph 5 will have identical terms and conditions as options granted under the Company's existing 1998
Stock Option Plan, provided that, on or after August 1, 1999, in the event a
Change of Control occurs, the stock options shall immediately become exercisable in full.

     For the purpose of this Agreement, a Change of Control shall be deemed to have occurred if: (a) any person, including a group within the meaning of
Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, acquires beneficial ownership of, and the right to vote, shares having at least 50 percent of the aggregate voting power of the class or classes of capital stock of the Company having the ordinary and sufficient voting power (not depending upon the happening of a contingency) to elect at least a majority of the directors of the Board of Directors of the Company (the "Outstanding Voting
Securities"), (b) as a result of any tender or exchange offer, substantial purchase of equity securities, merger, consolidation, sale of assets or contested election, or any combination of the foregoing transactions, the persons who were directors of the Company immediately prior to such transaction or transactions shall not constitute a majority of the board of directors (or the board of directors of any successor to or assign of the
Company) immediately after the next meeting of stockholders of the Company (or such successor or assign) following such transaction or (c) there is consummated a reorganization, merger or consolidation of the Company or sale or other disposition of all or substantially all of the assets of the Company
(a "Corporate Transaction"), excluding any Corporate Transaction pursuant to which (i) all or substantially all of the individuals or entities who are the beneficial owners, respectively, of the Outstanding Voting Securities immediately prior to such Corporate Transaction will beneficially own, directly or indirectly, more than 50% of the combined voting power of the outstanding securities entitled to vote generally in the election of directors of the corporation resulting from such Corporate Transaction (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or indirectly) in substantially the same proportions relative to each other as their ownership, immediately prior to such Corporate Transaction, of the Outstanding Voting Securities; (ii) no person (other than: the Company;
any employee benefit plan (or related trust) sponsored or maintained by the
Company or any corporation controlled by the Company) will beneficially own, directly or indirectly, 50% or more of the combined voting power of the outstanding securities of the corporation resulting from such Corporate
Transaction entitled to vote generally in the election of directors and (iii) the persons who were directors of the Company immediately prior to such
Corporate Transaction will constitute at least a majority of the board of directors of the corporation resulting from such Corporate Transaction.

     5. Lodging Allowance. To provide for your lodging while you are in the Chicago area attending to Company business, the Company will continue to provide you with a furnished, rented apartment, with all utilities and associated costs to be paid by the Company; provided that you will reimburse the Company for rent (including the rental of furniture), utilities and other costs of maintaining such apartment to the extent all such costs exceed $3,000 per month. The Company will continue to provide you with such lodging until the earlier of (a) February 29, 2000, (b) the date upon which you move into a residence which you purchase in the Chicagoland area, and (c) the date which is 30 days after your termination of employment with the Company for any reason.

     6. Moving Expense. Company agrees to reimburse you promptly for the expense of moving and relocating your residence from South Carolina to
Chicago, such expense to be in an amount not to exceed $7,000. Such expense shall be evidenced by your presentation to the Company of paid invoices and other satisfactory expense information.

     7. Employee Benefits. During the term of this Agreement, you shall be entitled to continue to participate in such employee benefits including, but not limited to, life, short- and long-term disability and health insurance and other medical benefits (after you have completed the qualifying period) as the Company makes available to individuals serving at senior corporate levels.

     8. Retirement Plan. Following the termination of your employment with the Company for any reason other than Cause, the Company agrees to pay to you during each year for a period of 10 years (to be extended one year for each year in excess of 10 years you are employed by the Company, provided that such payments shall not continue for more than a total of 15 years) the amount vested as described in the vesting schedule hereinafter set forth, based upon
60% of the average of your salary and bonuses paid, pursuant to paragraph 2, during the highest three years of your employment with the Company. The amounts so vested shall be placed in a "rabbi trust" for your benefit. For purposes of this paragraph 8 and the vesting schedule, your employment by the
Company shall be deemed to have commenced on August 1, 1997. The amounts to be paid to you pursuant to this paragraph 8 shall vest in accordance with the following vesting schedule:


          Years of Service              Percentage Vested

          Less than 4 full years                0%
          4 full years                         10%
          5 full years                         20%
          6 full years                         30%
          7 full years                         40%
          8 full years                         60%
          9 full years                         80%
          10 full years or more               100%


     All amounts to be paid to you as provided herein shall commence on the first regular Company pay day following the termination of your employment, and be paid to you every two weeks in the same manner as you are paid your salary as provided in paragraph 2 hereof. For purposes of the foregoing vesting schedule, you will be deemed to have completed seven (7) full years of service if you are terminated for reasons other than Cause or your voluntary change in status as described in paragraph 10D. hereafter.

     9. Reimbursement of Expenses. You shall be reimbursed for all of your reasonable and necessary business expenses incurred in performing your duties for the Company, upon presentation of the Company's standard forms for expense reimbursement.

     10.  Termination of Employment.

     A. Termination for Reasons Other Than For Cause. In the event your employment with the Company is terminated by the Company for any reason other than for Cause, or in the event the Company fails to deliver to you a timely written notice of intent to neither offer to renew this Agreement nor to offer you employment upon other terms and conditions, as provided in Paragraph 1, you shall be entitled, as of the effective date of your termination of employment, to: (i) salary through and including the effective date of your termination of employment; (ii) any bonus earned but not yet paid for any fiscal year of the Company ended on or prior to the effective date of your termination of employment; (iii) other employee benefits in accordance with applicable plans and programs of the Company for claims incurred, or benefits accrued and vested, on or prior to the effective date of your termination of employment; and (iv) receive severance payments, payable every two weeks, in an amount equal to the greater of (x) your base salary (as adjusted annually pursuant to Paragraph 2 hereof) for the remainder of the Employment Period and
(y) 6 months of the then current base salary, provided that any period during which you are receiving severance payments shall be included in the definition of Noncompetition Period (as defined in Paragraph 11) and you shall remain subject to the provisions of Paragraph 11. In addition, in accordance with
Paragraph 2, you will be paid any bonuses earned for any fiscal year of the
Company in which you are employed and ending after the effective date of your termination of employment. The Company's obligation to make severance payments to you pursuant to this Paragraph 10 shall be reduced by any salary, commission or other compensation paid or payable to you and any entity in which you or a member of your family holds a majority or controlling interest
(in respect to any period during which the Company is making severance payments to you) from your subsequent employment, contract or engagement, with any other employer or principal or similar person. Your acceptance of employment or receipt of such salary, commission or other compensation shall not terminate the Company's obligation to make the severance payments hereunder and in the event any such salary, commission or other compensation payments are reduced or cease, the Company's obligation for the severance payments shall adjust or resume, as appropriate. In addition, the Company shall pay to you group health and dental insurance continuation payments for the period required by COBRA and thereafter for the balance of the severance period. All such payments shall be in the same amount as the payments made to you during the COBRA period. Except as otherwise provided herein, all of your remaining benefits, including the continued vesting of Company stock options
(except in the event of a Change of Control) shall immediately end upon your termination of employment, whether by expiration of this agreement or otherwise.

     B. Termination for Cause. The Company may at any time terminate you for Cause. Cause shall mean embezzlement, misappropriation, theft or other criminal conduct, of which you are convicted, related to the property and assets of the Company and willful refusal to perform or substantial disregard of your duties as assigned to you by the Board of Directors, unless you have reasonable and just cause for such refusal to perform or disregard of your duties or unless you commence immediate corrective actions within 15 days after notice by the Chairman of the Board of Directors of the Board's objection to your refusal to perform or disregard your duties.
If the Company
terminates your employment for Cause, you shall be entitled to salary through and including the effective date of your termination of employment, and all other benefits provided for hereunder shall immediately cease, except to the extent previously vested.

     C. Death and Disability. If, at any time during the term of this agreement, you die or are deemed to be disabled, the Company may immediately terminate this Agreement. For the purpose of this Agreement, you shall be deemed to be disabled if you are physically or mentally unable to perform your duties for a period of 180 consecutive days. In the event of your termination of employment by reason of your death or disability, you(or your estate) shall be entitled to: (i) salary through and including the date of death or the effective date of your termination of employment, as applicable;
(ii) any
bonus earned (pro-rated to the date of death or disability) but not yet paid for any fiscal year of the Company ended on or prior to the date of death or the effective date of your termination of employment, as applicable; (iii) other employee benefits in accordance with applicable plans and programs of the Company for claims incurred, or benefits accrued and vested, on or prior to the date of death or effective date of your termination of employment, as applicable; and (iv) treatment of all your outstanding stock options on the date of termination in accordance with their terms. In addition, in accordance with Paragraph 2, you will be paid any bonuses earned for any fiscal year of the Company in which you are employed and ending after the effective date of your termination of employment.

     D. Voluntary Change in Status. In the event (i) you are removed as a director of the Company prior to the termination of your full-time employment with the Company, or (ii) you are demoted in title or responsibilities and duties during the Employment Period, (iii) you are prevented by the Board of
Directors or employees of the Company from exercising the duties and responsibilities of the President or Chief Executive Officer, and as a result thereof you voluntarily terminate your employment with the Company, or (iv) there is a breach by the Company of a material provision of this agreement, which breach remains uncured for at least sixty (60) days following written notice from you, then you shall be entitled, as of the effective date of your voluntary termination of employment, to (i) salary through and including the effective date of your termination of employment; (ii) any bonus earned but not yet paid for any fiscal year of the Company ended on or prior to the effective date of your termination of employment; (iii) other employee benefits in accordance with applicable plans and programs of the Company for claims incurred, or benefits accrued and vested, on or prior to the effective date of your termination of employment; and (iv) receive severance payments, payable every two weeks, in an amount equal to the greater of (x) your base salary (as adjusted pursuant to Paragraph 2 hereof) for the remainder of the
Employment Period and (y) 6 months of the then current base salary, provided that any period during which you are receiving severance payments shall be included in the definition of Noncompetition Period (as defined in Paragraph
11) and you shall remain subject to the provisions of Paragraph
11.  The
Company's obligation to make severance payments to you pursuant to this
Paragraph 10.D shall be reduced by any salary, commission or other compensation paid or payable to you and any entity in which you or a member of your family holds a majority or controlling interest (in respect of any period during which the Company is making severance payments to you) from your subsequent employment, contract or engagement with any other employer or principal or similar person. Your acceptance of employment or receipt of such salary, commission or other compensation shall not terminate the Company's obligation to make the severance payments hereunder and in the event any such salary, commission or other compensation payments are reduced or cease, the
Company's obligation for the severance payments shall adjust or resume, as appropriate. In addition, in accordance with Paragraph 2, you will be paid any bonuses earned for any fiscal year of the Company in which you are employed and ending after the effective date of your termination of employment. In addition, the Company shall pay to you group health and dental insurance continuation payments for the period required by COBRA and thereafter for the balance of the severance period. All such payments shall be in the same amount as the payments made to you during the COBRA period.

     11. Trade Secrets and Non-Compete. You acknowledge that in the course of your employment with the Company pursuant to this Agreement you will become familiar with trade secrets and customer lists of, and other confidential information concerning, the Company and its subsidiaries, affiliates and clients and that your services have been and will be of special, unique and extraordinary value to the Company.

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

          (b) You further agree that during the Noncompetition Period you shall not (i) in any manner, directly or indirectly, induce or attempt to induce any employee of or advisor or consultant to the Company or any of its subsidiaries or affiliates to terminate or abandon his or her or its employment for any purpose whatsoever, or (ii) call on, service, solicit or otherwise do business with any customer of the Company or any of its subsidiaries or affiliates.

          (c) Nothing in this Paragraph 11 shall prohibit you from being
(i) a stockholder in a mutual fund or a diversified investment company or (ii) a passive owner of not more than two percent of the outstanding common stock, capital stock and equity or any firm, corporation or enterprise so long as you have no active participation in the business of such firm, corporation or enterprise.

     12. Confidential Information. You agree that at no time following the termination of your employment shall you disclose or in any way use the confidential and proprietary information obtained during the course of your employment with the Company, including, but not limited to the Company's or any subsidiary's financial and product information and information relating to the Company's or any subsidiary's customer and supplier relations.

     13. Unreasonable Restraint. If, at any time of enforcement of
Paragraph 11 or Paragraph 12, a court or an arbitrator holds that the restrictions stated therein are unreasonable under circumstances then existing, the parties hereto agree that the maximum period, scope or geographical area reasonable under such circumstances shall be substituted for the stated period, scope or area and that the court shall be allowed to revise the restrictions contained therein to cover the maximum period, scope and area permitted by law.

     14. Unique Services. You acknowledge that the services to be rendered by you hereunder are unique and personal. Accordingly, you may not assign any of your rights or delegate any of your duties or obligations under this
Agreement. The Company may assign its rights, duties or obligations under this Agreement to a purchaser or transferee of all, or substantially all, of the assets of the Company.

     15. Waiver. The waiver by either party of a breach by the other party of any provision of this Agreement shall not be valid unless in a writing signed by the non-breaching party, and any valid waiver shall not operate or be construed as a waiver of any subsequent breach.


     16. Entire Agreement. This Agreement embodies the entire agreement and understanding of the parties hereto with respect to the matters described herein and supersedes any and all prior and/or contemporaneous agreements and understandings, oral or written, between the parties.

     17. Governing Law. This Agreement shall be, in all respects, construed in accordance with and governed by the laws of the State of
Illinois.

     18. Arbitration. Any dispute or controversy between the Company and you, whether arising out of or relating to this Agreement, the breach of this
Agreement, or otherwise, shall be settled by arbitration administered by the
American Arbitration Association ("AAA") in accordance with its Commercial
Rules then in effect and judgment on the award rendered by the arbitrator may be entered in any court having jurisdiction thereof. Any arbitration shall be held before a single arbitrator who shall be selected by the mutual agreement of the Company and you, unless the parties are unable to agree to an arbitrator, in which case, the arbitrator will be selected under the procedures of the AAA. The arbitrator shall have the authority to award any remedy or relief that a court of competent jurisdiction could order or grant, including, without limitation, the issuance of an injunction. However, either party may, without inconsistency with this arbitration provision, apply to any court having jurisdiction over such dispute or controversy and seek interim provisional, injunctive or other equitable relief until the arbitration award is rendered or the controversy is otherwise resolved. Except as necessary in court proceedings to enforce this arbitration provision or an award rendered hereunder, or to obtain interim relief, neither a party nor an arbitrator may disclose the existence, content or results of any arbitration hereunder without the prior written consent of the Company and you. The Company and you acknowledge that this Agreement evidences a transaction involving interstate commerce. Notwithstanding any choice of law provision included in this
Agreement, the United States Federal Arbitration Act shall govern the interpretation and enforcement of this arbitration provision.
The arbitration
proceeding shall be conducted in Chicago, Illinois or such other location to which the parties may agree in writing.


     19. No Duty to Mitigate/Set-Off: The Company agrees that if your employment with the Company is terminated during the term of this Agreement, you shall not be required to seek other employment or to attempt in any way to reduce the amounts payable to you by the Company pursuant to this Agreement.
Except as otherwise provided herein and apart from any disagreement between you and the Company concerning interpretation or operation of this Agreement or any term or provision hereof, the Company's obligation to make payments provided for in this Agreement and otherwise to perform its obligations hereunder, shall not be affected by any circumstances, including without limitation, any set-off, counter-claim, recoupment, defense or other legal right which the Company may have against you.

     20. Successors; Binding Agreement: In addition to any obligations imposed by law upon any successor to the Company, the Company will use its best efforts to require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree in writing to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place and this Agreement shall enure to the benefit of such successor.
Any such assignment shall not relieve the Company from liability hereunder.
This Agreement shall enure to the benefit of and be enforceable by your personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If you die, any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the executors, personal representatives, estate, trustees or administrators of your estate.

     If you are in agreement with the terms hereof, please sign in the appropriate place below and return to me as soon as possible.


                              Sincerely,

                              COBRA ELECTRONICS CORPORATION



                              By:__________________________
                                 Carl Korn, Chairman of the
                                 Board of Directors



Accepted this 11th day
of May, 1999.


_____________________
James Bazet