Form 10-Q
period 1999-09-30
COBRA ELECTRONICS CORP
filed 1999-11-12
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

  (Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

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

Number of shares of Common Stock of Registrant outstanding at November 8, 1999: 5,987,966

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Cobra Electronics Corporation and Subsidiaries
            Condensed Consolidated Statements of Income
               (in thousands, except per share amounts)

                          For the Three           For the Nine
                          Months Ended            Months Ended
                           (Unaudited)             (Unaudited)
                     --------------------    --------------------
                     Sept 30,    Sept 30,    Sept 30,   Sept 30,
                       1999        1998        1999       1998
                     --------    --------    --------   --------
Net sales............$ 34,346    $ 26,223    $ 80,433   $ 69,835
Cost of sales........  26,082      19,720      60,591     53,617
                     --------    --------    --------    -------
  Gross profit.......   8,264       6,503      19,842     16,218

Selling, general and
  administrative
  expense............   6,362       5,300      16,282     13,133
                     --------    --------    --------    -------
 Operating income....   1,902       1,203       3,560      3,085

Other income(expense):
  Interest expense...    (197)       (296)       (697)      (815)
  Other, net.........    (378)       (229)       (201)       (91)
                     --------    --------    --------    -------
Income before
  taxes..............   1,327         678       2,662      2,179
Provision
  for income taxes...     442         ---         907        ---
                     --------    ---------   ---------   --------
Net income...........$    885    $    678   $   1,755   $  2,179
                     ========    =========   =========   ========

Net income per common share:

        -Basic.......    0.15    $   0.11    $   0.29   $   0.35
        -Diluted.....    0.15        0.11        0.28       0.33
                       ========   ========    ========   ========
Weighted average
  shares outstanding

        -Basic.......    5,981       6,210       6,025      6,219
        -Diluted.....    6,077       6,383       6,162      6,520
                       ========   ========    ========   ========

Cash dividends.......   None        None       None       None
                       ========   ========    ========   ========

See notes to condensed consolidated financial statements.

            Cobra Electronics Corporation and Subsidiaries
                 Condensed Consolidated Balance Sheets
                       (dollars in thousands)

                                 As of               As of
                                Sept 30,           December 31,
                                 1999                 1998
                              (Unaudited)
                             -------------       ------------
ASSETS:

Current assets:
  Cash.......................$         732       $        100
  Receivables, less allowance
    for doubtful accounts of
    $945 at Sept 30, 1999,
    and $985 at December 31,
    1998......................      25,107             27,055
  Inventories, primarily
   finished goods.............      15,302             14,213
  Deferred income taxes.......       6,945              6,945
  Other current assets........       1,961              1,747
                              ------------       ------------
  Total current assets........      50,047             50,060
                              ------------       ------------
Property, plant and equipment,
  at cost:
  Land........................         330                330
  Building and improvements...       3,619              3,614
  Tooling and equipment.......      13,596             12,765
                              ------------       ------------
                                    17,545             16,709

  Accumulated depreciation....     (12,925)           (11,960)
                              -------------      -------------
  Net property, plant and
    equipment.................       4,620              4,749
                              ------------       ------------

Other assets:
   Deferred income taxes......       4,089              4,089
   Cash surrender value of
    officers' life insurance
    policies..................       5,036              4,553
   Other .....................       1,101                968
                              ------------       ------------
   Total other assets.........      10,226              9,610
                              ------------       ------------
Total assets..................$     64,893       $     64,419
                              ============       ============

See notes to condensed consolidated financial statements.

             Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (dollars in thousands)

                                  As of                As of
                                 Sept 30,         December 31,
                                   1999                1998
                                (Unaudited)
                               ------------        ------------
LIABILITIES AND SHAREHOLDERS'
   EQUITY:

Current liabilities:
  Accounts payable............ $     5,062         $     3,145
  Accrued salaries and
   commissions................         980                 844
  Accrued advertising and
   sales promotion costs......       1,217               1,804
  Accrued product warranty
   costs......................       2,746               2,211
  Other accrued liabilities...       2,557               2,283
  Short-term debt.............      11,067              14,316
                               ------------        ------------
  Total current liabilities...      23,629              24,603
                               ------------        ------------

  Deferred compensation.......       2,415               2,320
                               -----------         ------------
Total liabilities.............      26,044              26,923
                               -----------         ------------

Shareholders' equity:

  Preferred stock, $1 par
    value, shares authorized-
    1,000,000; none issued....         ---                 ---
  Common stock, $.33 1/3 par
    value,12,000,000 shares
    authorized; 7,039,100
    issued; 5,975,216
    outstanding at Sept
    30, 1999 and 6,065,916
    outstanding at December 31,
    1998......................       2,345               2,345
  Paid-in capital.............      20,644              20,799
  Retained earnings...........      22,228              20,472
                               ------------        ------------
                                    45,217              43,616

  Treasury stock, at cost.....      (6,368)             (6,120)

                               ------------        ------------
  Total shareholders' equity..      38,849              37,496
                               ------------        ------------
Total liabilities and share-
  holders' equity............. $    64,893          $   64,419
                               ============        ============

See notes to condensed consolidated financial statements

           Cobra Electronics Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows
                        (dollars in thousands)

                                     For the Nine Months Ended
                                             (Unaudited)
                                 --------------------------------
                                   Sept 30,           Sept 30,
                                     1999               1998
                                 --------------     -------------
Cash flows from operating
 activities:
Net income from operations          $   1,755           $ 2,179
Adjustments to reconcile net income
   from operations to net
   cash used for
   operating activities:
   Depreciation and amortization        1,281             1,276
   Changes in assets and
      liabilities:
     Receivables................        1,948            (7,262)
     Inventories................       (1,089)             (655)
     Other current assets.......         (256)               (0)
     Other assets...............         (778)             (513)
     Accounts payable...........        1,917            (1,121)
     Deferred compensation......           95               (71)
     Accrued liabilities........          359            (1,856)
                                      --------          ---------
Net cash provided by (used for)
    operating activities.........       5,232            (8,023)
                                      ---------         ---------
Cash flows from investing activities:
  Capital expenditures...........        (948)           (1,604)
                                      ---------         ---------
Net cash used for investing
    activities...................        (948)           (1,604)
                                      ---------         ---------
Cash flows from financing activities:
    Net borrowings (repayments) under
      the line-of credit agreement.    (3,249)            8,778
    Transactions related to stock
      repurchase ...................     (535)             (615)
    Transactions related to exercise
    of options, net..............         132                75
                                     ---------         ---------
Net cash provided by (used for)
    financing activities.........      (3,652)            8,238
                                      --------         ---------
Net increase (decrease) in cash..         632            (1,389)

Cash at beginning of period......         100             1,815
                                      --------          ---------
Cash at end of period............         732           $   426
                                      ========          =========

Supplemental disclosure of cash flow information
    Cash paid during the period for:
        Interest                 $        739        $      826
        Taxes                              63                 0

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

(1) PURCHASE ORDERS AND COMMITMENTS

At September 30, 1999, the Company had outstanding purchase orders with suppliers totaling approximately $31.8 million compared to $22.1 million as of September 30, 1998.


(2) EARNINGS PER SHARE

                               For the Three           For the Nine
                               Months Ended            Months Ended
                                (Unaudited)             (Unaudited)
                             --------------------    --------------------
                                         <C >
                             Sept 30,    Sept 30,      Sept 30,    Sept 30,
                               1999        1998           1999        1998
                             --------    --------       --------    --------

Income:

Income available to common
 shareholders (thousands).... $    885      $   678       $1,755       $2,179

Basic Earnings Per Share:

Weighted-Average shares
 outstanding..............   5,980,738    6,210,015    6,024,990    6,219,368
                              --------     --------    ---------     --------
Basic Earnings Per Share         $0.15        $0.11        $0.29        $0.35
                              ========     ========    =========     ========

Diluted Earnings Per Share:

Weighted-Average shares
 outstanding                 5,980,738    6,210,015    6,024,990    6,219,368
Dilutive Shares issuable
 in connection with
 Stock option plans            370,250      734,375      691,250      734,375
Less: Shares purchasable
  with proceeds               (273,722)    (561,455)    (554,607)    (433,473)
                             ----------    ---------    ---------    --------
Total                        6,077,266     6,382,935   6,161,633    6,520,270
                             =========     =========   =========    =========
Diluted Earnings Per Share       $0.15        $0.11        $0.28        $0.33
                              =========    =========    =========   =========

(3) NEW ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use"("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred unless certain capitalization criteria are met. The effect of this statement does not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


              ANALYSIS OF RESULTS OF OPERATIONS

Third Quarter 1999 vs. Third Quarter 1998:
--------------------------------------------
For the third quarter ended September 30, 1999, net income was $885,000, or $0.15 per diluted share, and included a provision for income taxes that the Company did not have in the prior year's quarter. This compares to net income of $678,000, or $0.11 per diluted share, in the third quarter of 1998. If adjusted for the tax rate used in the current quarter, 1998's third quarter net income and diluted earnings per share would have been $452,000 and $0.07, respectively.

Sales for the third quarter of 1999 increased $8.1 million, or 31%, to $34.3 million from $26.2 million for the same period a year ago. The increase was due to strong sales of MicroTalk Family Radio Service (FRS) two-way radios, introduced in the third quarter of 1998, and higher sales of 6 Band radar detectors as a result of increased placement. Partially offsetting these increases were lower sales of Hand Held CB radios, because of the growing popularity of FRS radios.

Gross margin for the third quarter of 1999 decreased to 24.1% from 24.8% in the prior year's quarter. The decrease in margin was due primarily to the use of more expensive air freight to meet the demand for the Company's new line of Nightwatch CB radios.

Selling, general and administrative expenses increased $1.1 million in the third quarter of 1999 from the same period a year ago, and as a percentage of net sales, decreased to 18.5% compared to 20.2% for the third quarter of 1998. The increase was due to higher selling costs because of the increase in sales volume.

Interest expense for the current quarter decreased $99,000 compared to the prior year's third quarter due to lower average debt levels, driven by lower inventory levels, and borrowings under a more favorable LIBOR interest rate option.

Other expense for the third quarter of 1999 was $378,000 compared to other expense of $229,000 in the prior year. A payment for a patent license agreement was the reason for the increase.

For the third quarter of 1999, the Company had a provision for income taxes of $442,000 compared to no tax provision for the prior year's quarter. This is because in the fourth quarter of 1998, the Company reversed it valuation allowance that had substantially offset all of the Company's net deferred tax asset. Accordingly, tax expense can no longer be offset against the valuation allowance.



Nine Months 1999 vs. Nine Months 1998
-------------------------------------

For the nine months ended September 30, 1999, the Company's net income was $1.8 million or $0.28 per diluted share, and included a provision for income taxes that the Company did not have in the prior year's quarter. This compares to net income of $2.2 million, or $0.33 per diluted share, for the first nine months of 1998. If adjusted for the tax rate used in the current period, 1998's first nine months net income and diluted earnings per share would have been $1.4 million and $0.22, respectively.

Sales for the nine months ended September 30, 1999 increased $10.6 million, or 15.2%, to $80.4 million from $69.8 million for the nine months ended September 30, 1998. The increase was due to strong sales of MicroTalk Family Radio Service (FRS) two-way radios, introduced in the third quarter of 1998, and higher sales of 6 Band radar detectors, introduced in March 1998. Partially offsetting these increases were lower sales of 25-channel cordless phones as the Company exited the 25-channel telephone business during 1998, and a decrease in sales of radar detectors to Russia, because of that country's economic problems. Excluding the drop in the international sales business, domestic sales increased $14 million or 22.1% from the prior year's period.

Gross margin increased to 24.7% for the nine months ended September 30, 1999 from 23.2% in the prior year period. The increase reflected a more favorable sales mix of higher margin FRS radios, which have replaced lower margin 25-channel products.

Selling, general and administrative expenses increased $3.1 million for the first nine months of 1999 from the same period a year ago, and, as a percentage of net sales, increased to 20.2% from 18.8%. These expenses increased mainly because the Company has continued to invest heavily in new product development, retail account expansion and distribution channel gains. Also contributing to the increase was the fact that, because selling expenses associated with international sales are substantially lower in comparison to domestic selling expenses, selling expenses did not drop proportionately as international sales declined. Lastly, there was a one-time charge of $230,000 in the first quarter of 1999 for due diligence expenses incurred for the terminated Beltronics acquisition.

Interest expense for the period decreased $118,000 compared to the prior year due to lower average debt levels, driven by lower inventory levels, and more borrowings under a more favorable LIBOR interest rate option.

For the first nine months of 1999, the Company had a provision for income taxes of $907,000 compared to no tax provision for the prior year's quarter. This is because in the fourth quarter of 1998, the Company reversed it valuation allowance that had substantially offset all of the Company's net deferred tax asset. Accordingly, tax expense can no longer be offset against the valuation allowance.



               LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $5.2 million during the nine months ended September 30, 1999. The decrease in receivables reflected heavy cash collections related in part to the high volume of 1998 fourth quarter sales. Inventories increased due to purchases in anticipation of a strong holiday selling season. Other assets increased primarily because of an increase in the cash surrender value of officer's life insurance. Accounts payable increased due to an increase in letters of credit presented but not yet paid for inventory placed in transit by the Company's vendors. Higher warranty reserves due to higher third quarter sales volume were mainly responsible for the increase in accrued liabilities. Debt decreased $3.2 million during the first nine months of 1999. At September 30, 1999, the Company had approximately $10.5 million of unused credit line.

In late August 1998, the Company's board of directors authorized a program to repurchase up to $1 million of the Company's common shares. On May 17, 1999, the Company announced that a second repurchase program had been approved to acquire up to another $1 million of common stock. During the first nine months of 1999, the Company spent $535,000 to repurchase 139,700 of its common shares. To date, under both programs, the Company has repurchased 319,200 of its common shares at a total cost of approximately $1.2 million.


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


Item 3 Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the Company's $11 million of debt outstanding at September 30, 1999. The debt is priced at interest rates that float with the market, which therefore minimizes interest rate exposure. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximately $55,000 increase or decrease in interest expense and cash flows. The Company does not use derivative financial or commodity instruments for trading or other purposes.

The Company's suppliers are located in foreign countries, principally in the Far East, and the Company made approximately 3.7% of its sales outside the United States in the first nine months of 1999. The Company minimizes its foreign currency exchange rate risk by conducting substantially all of its transactions in US dollars.


                           PART II
                       OTHER INFORMATION


Items 1,  2,  3, and 4 Not Applicable
-------------------------------------


Item 5. Other Information
-----------------------------------------------------------

     The Company's 2000 Annual Meeting of Shareholders is expected to be held on May 9, 2000. Pursuant to rules of the Securities and Exchange Commission ("SEC"), in order to be considered for inclusion in the Company's 2000 Proxy Statement, a shareholder proposal must be received by the Company no later then December 16, 1999. In addition, regardless of whether a shareholder proposal is set forth in the Company's 2000 Proxy Statement as a matter to be considered by shareholders, the Company's Bylaws establish an advance notice procedure for shareholder proposals to be brought before the annual meeting of shareholders, including proposed nominations of persons for election to the Board of Directors. Shareholders at the 2000 Annual Meeting may consider a proposal or nomination brought by a shareholder of record on the record date to be established for the 2000 Annual Meeting and who has given the Company timely written notice, in proper form, of the shareholder's proposal and nomination. A shareholder proposal or nomination intended to be brought before the 2000 Annual Meeting must be received by the Company on or after January 31, 2000 and on or prior to February 24, 2000. If a timely and proper shareholder proposal is received by the Company, the proposal is not set forth and described in the 2000 Proxy Statement, and the proposal is properly presented at the 2000 Annual Meeting, the Company may exercise discretionary authority when voting on the proposal if in the 2000 Proxy Statement the Company advises shareholders on the nature of the proposal and how the Company intends to vote on the proposal, unless the shareholder satisfies certain SEC requirements, including mailing a separate proxy statement to the Company's shareholders. All proposals and nominations should be directed to Gerald M. Laures, the Company's Secretary, 6500 West Cortland Street, Chicago, Illinois 60707.


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


Dated: November 12, 1999