Form 10-K
period 1999-12-31
COBRA ELECTRONICS CORP
filed 2000-03-29
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K
Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity (only Common Sock) held by non-affiliates of the Registrant at March 13, 2000 was approximately $35,986,000.

The number of shares of Registrant's Common Stock outstanding at that date was 6,326,716.

Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled to be held May 9, 2000, are incorporated by reference into Part III of this Report.

                            PART I
                            ------

ITEM 1.  BUSINESS:

GENERAL

Cobra Electronics Corporation (the "Company") was incorporated in Delaware in1961, and is a designer and marketer of consumer electronics products for two-way communications. The Company markets products under the COBRA brand name. Management believes that the Company's future success will depend upon its ability to predict and respond in a timely and effective manner to changes in the markets it serves. Product performance, reliability, price, availability and service are the main competitive factors. Also, sales are dependent upon timely introduction of new products which incorporate new features desired by consumers, at competitive prices. Cobra is the number one brand in Citizen Band radios and radar detectors and a strong number two in the rapidly growing Family Radio Service two-way radio category.


RECENT DEVELOPMENTS

In the second quarter of 1999, the Company began shipping its new NightWatch line of illuminated Citizen Band radios. These new radios feature an illuminated front panel, which uses a state-of- he-art technology based on military aircraft cockpit technology. The front illuminated panel allows users to adjust the radio's backlighting to accommodate low light situations, which enhances drivers' safety by making it dramatically easier for them to see and adjust their CB controls at night. Virtually all of the approximately 10 million mobile Citizen Band radios used by professional truck drivers are not illuminated despite the fact that these drivers spend a significant amount of time driving at night.

In the third quarter of 1999, the Company began selling its new European microTALK two-way radios in the United Kingdom. As part of its European strategy, the Company recently named a Managing Director to head its Cobra Europe business unit and has been working diligently to lay the groundwork for an European distributor base. Today, the Company has representation throughout most of Western Europe, with distributors in place in the United Kingdom, Spain, France, Germany, Sweden, Finland and Turkey.

Also in the third quarter of 1999, the Company added two distributors to market and sell Safety Alert Transmitters in the Workzone and Railroad markets.

In the fourth quarter of 1999, the Company announced several significant product initiatives for the year 2000. In November, the Company launched its HighGear Accessories Division, which produces high-quality CB radio accessories. In addition, the Company announced the world's first FRS radio with AM/FM stereo and a new line of microTALK FRS radios. Also announced in November was that StrobeAlert detection technology would be exclusively offered in Company's new line of radar detection systems. In December, the Company announced its revolutionary new 9-Band radar detection line.

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

Over a period of years, the Company has developed a network of suppliers for its products. To maintain flexibility in product sourcing, the Company has not entered into long-term contracts with any of its suppliers. Despite management's belief that it maintains strong relationships with its current suppliers, it also believes that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company's business depends upon the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, under certain limited circumstances, reimburse the Company for lost profits resulting from a vendor's inability to fulfill its commitments to the Company. The Company negotiates substantially all of its purchases in U.S. dollars to protect itself from currency fluctuations. Assets located outside of the United States, principally Company-owned tooling at suppliers, had a net book value of $875,000 at December 31, 1999.

PRODUCTS

The Company operates only in the consumer electronics industry. Principal products include:

Soundtracker and NightWatch  Citizen Band Radios
HighGear accessories
MicroTALK Family Radio Service ("FRS") two-way radios
6 Band detectors
9 Band detectors with Strobe Alert technology
Safety Alert  transmitters and receivers

The Company competes primarily in the United States with various manufacturers and distributors of consumer electronics products. The Company competes principally on the basis of product features and price and expects the market for its products to remain highly competitive.

Research, engineering and product development expenditures are expensed as incurred. These expenditures amounted to $900,000 in 1999 and 1998 and $800,000 and 1997.

Except for certain patents, such as its Safety Alert technology, the Company does not believe that patents are of material importance to its products. However, should the Company develop a unique technology (such as SoundTracker noise reduction technology), patents will be applied for to preserve exclusivity, wherever possible.

SoundTracker and Nightwatch Citizen Band radios, MicroTALK Family Radio Service two-way radios, 6 Band detectors, 9 Band detectors with Strobe Alert technology and Safety Alert transmitters and receivers, are marketed under the COBRA trademark.

Cobra is the leading brand in the domestic Citizen Band radio market, which infactory sales is approximately $120 million annually. Approximately 75 percent of the market is for mobile Citizen Band radios, most of which are purchased by professional drivers. The remaining part of the market is for handheld Citizen Band radios used for sport and recreational activities.

The Company has a history of being the technology leader in the Citizen Band market. The Company was the first Citizen Band radio marketer to combine a National Weather Service receiver with a mobile Citizen Band radio, enabling motorists to obtain weather and travel information broadcasts. As a major enhancement of this feature, the Company also introduced the industry's first mobile Citizen Band radio that incorporates an automatic alert feature to warn of National Weather Service emergency advisories. In 1997, the Company introduced its Soundtracker technology. This patent-pending noise reduction technology, which dramatically improves the sound quality of the Citizen Band radios, is the first significant product innovation in this category in several years. This new feature significantly reduces "white noise", or
static, when the Citizen Band is in receiving mode.   Additionally,
SoundTracker technology allows the user's voice to break through cluttered airwaves and to be more easily heard when transmitting.

In 1999 the Company introduced a new line of Citizen Band radios featuring an adjustable illuminated front panel. The new NightWatch line enhances drivers' safety by making it dramatically easier for them to see and adjust their Citizen Band controls at night. Virtually all of the 10 million mobile Citizen Bands used by professional truck drivers today are not illuminated despite the fact that these drivers spend a significant amount of time driving at night. Also in 1999, the Company began shipping several new Citizen Band models specifically designed for the European market.

In 1997, the Company entered the market for FRS two-way radios and in the Fall of 1998 began selling its new MicroTALK line. Because of the success of this new line, the Company is now the number two brand by a wide margin in this fast growing category. The Company estimates that the market for FRS two-way radios in factory sales will total approximately $250 million in 1999 and will increase to approximately $500 million in 2001.

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

In December, 1999 the Company introduced the first radio to combine a digital AM/FM stereo with FRS service. Another new model provides access to ten NOAA weather channels, that includes Cobra's exclusive Weather Alert feature that automatically alerts users to tune to NOAA emergency broadcasts. Also in 1999 the Company launched its European line of MicroTALK radios in the United Kingdom, France, Spain, Germany, Sweden, and Finland. A Turkish distributor was signed in 2000 and the Company expects to add additional distributors when other European countries approve the technology.

Cobra is also the number one brand in the market for domestic integrated radar/laser detectors, which in factory sales is approximately $100 million. Currently, there are approximately 190 million cars and light trucks on the road and, of those, approximately 10 percent have detectors. Cobra commands this significant market share by offering innovative products with the latest technology.

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

Currently, there are approximately 2000 Safety Alert transmitters installed and operating throughout the fifty states on police, fire and emergency medical vehicles. Five cities-- Indianapolis, Dayton, Orlando, Las Vegas and Salt Lake City--have a concentration of transmitters. In the second quarter of 1999, Safety Alert transmitters were featured in a Federal Highway Administration program to improve highway work zone safety in four midwestern states. Also, currently underway is the previously announced Illinois Department of Transportation's high-visibility study to enhance railroad crossing safety though a system which utilizes Safety Alert transmitters and receivers.

In the Spring of 1998, the Company began shipping its proprietary 6 Band line of detectors. Unique to the industry, these detectors were designed to alert drivers to each of the four current speed monitoring systems in use -- X,K,Ka and Laser -- plus VG-2, the band that advises that a radar detector is being used, The sixth band is the Safety Alert Traffic Warning System band. At the time, this made the unique Cobra six-band detector the most comprehensive alert system in the industry and for the first time allowed drivers to be aware of all four speed monitoring systems as well as the presence of VG-2 and Safety Alert transmissions.

In late 1999, the Company introduced the world's first and only line of 9 Band radar detection systems. This new line provides detection of two new laser systems, UltraLite and ProLaser. In addition, the new line is the first to feature an exclusive Strobe Alert warning that alerts motorist of emergency vehicles crossing or passing through intersections.

Because of the popularity of the Company's unique 6 Band and 9 Band technology, Cobra was the fastest growing radar detector brand over the past several years and has became the market leader.

Major competitors are Motorola (FRS only), Uniden, Midland and Radio Shack (Citizen Band radios), Whistler, Uniden and Beltronics (Detectors).

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

In 1999 sales to Kmart were 15.7 percent. In 1998, sales to Kmart and DAS Distributors were 12.9 percent and 11.9 percent, respectively. In 1997 there were no sales in excess of 10 percent of total net sales to a single customer or a group of entities under common control. The Company does not believe that the loss of any one customer would have a material adverse effect on the business of the Company. The Company's international sales were $4.9 million, $7.4 million, and $19.1 million in 1999, 1998 and 1997, respectively.

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

EMPLOYEES

As of December 31, 1999, the Company employed 115 persons in the U.S. and 11 in its international operations. None of the Company's employees is a member of a union.

ITEM 2.  PROPERTIES:

The Company owns one building in Chicago, Illinois containing a total of approximately 93,000 sq. feet of office and warehouse space. The Company also leases 2,300 sq. feet of office space in Hong Kong for its international operations. The Company believes that these facilities are adequate to meet its current needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

                           PART II
                           -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS:

The Company's common stock trades on The Nasdaq Stock Market under the symbol COBR. As of March 10, 2000, the Company had approximately 900 shareholders of record and approximately 1,400 shareholders for whom securities firms acted as nominees. The Company's common stock is the only class of equity securities outstanding. Before April 1, 1993, the common stock of the Company traded under the symbol DYNA.

Under the terms of its credit agreement, the Company may not pay cash dividends.

STOCK PRICE AND TRADING VOLUME DATA

                                    STOCK PRICE RANGE
              ------------------------------------------------------------

    TRADING VOLUME
                    1999                       1998                  1997
    (in thousands)
              -------------------   -------------------   ------------------
 ----------------------
Quarter         High      Low          High      Low        High      Low
   1999    1998   1997
-----------   ------    -------     --------- ---------   --------- ---------
 ------   ------  -----
First......   $ 5 1/8   $ 3 1/2      $ 8 5/8    $ 5 5/8     $ 3 5/8  $ 2 1/2
    724    2,931    704
Second.....     4 5/8     3            6 3/4      4 3/4       3 3/8    2 1/2
  1,259    2,050    583
Third......     4 1/2     3            5 5/8      3 1/2       8 7/8    2 13/16
  1,077    1,684  9,402
                                   Fourth.....     6 3/8     3 5/32    6 1/4
  3 5/8      10 7/8    5 1/4       2,477   1,304  4,966

Note: Data compiled from The Nasdaq Stock Market monthly Summary of Activity reports.


ITEM 6.  SELECTED FINANCIAL DATA:


FIVE YEAR FINANCIAL SUMMARY

Years Ended December 31
(in thousands, except per share amounts)                1999      1998
1997       1996       1995
----------------------------------------------------  -------- ----------
---------- ---------- ----------
                                                     <C:
Operating Data:
  Net sales......................................... $ 118,693 $ 103,414
$104,098  $  90,324  $  90,442
  Gross profit......................................    30,152    24,661
21,551     16,370     16,577
  Selling, general and administrative expense.......    23,540    19,747
16,655     14,374     16,097

  Operating income (loss)...........................     6,612     4,914
4,896      1,996        480
  Gain on sale of building..........................        --        --
1,132         --         --
  Tax provision (benefit)...........................     1,774   (10,403)
 -         --         --

  Net income (loss).................................     3,983    14,200
4,692        601     (1,145)


Net Income (loss) per share:
  Basic ............................................      0.66      2.30
0.76       0.10      (0.18)
  Diluted ..........................................      0.65      2.20
0.73       0.10      (0.18)


As of December 31:
  Total assets......................................    59,579    64,419
48,279     42,596     50,081
  Short-term debt ..................................     4,083    14,316
10,995     13,277     19,368
  Shareholders' equity..............................    41,572    37,496
23,673     18,713     18,174
  Book value per share..............................      6.80      6.18
3.81       3.29       3.20
  Shares outstanding................................     6,118     6,066
6,218      6,242      6,227


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

CORPORATE OVERVIEW

Net Sales increased 15% in 1999 while gross margin increased to 25.4% from 23.8% in 1998. As a result, pretax income increased 52% from the prior year. Inventory levels at December 31, 1999 were $8.7 million compared to $14.2 million at the end of 1998, a 39% reduction. As a result of this, increased earnings and the fact that the Company pays minimal income taxes because of its net operating loss carryforwards, short-term debt decreased to $4.1 million at December 31, 1999 versus $14.3 million one year earlier.

RESULTS OF OPERATIONS

1999 Compared to 1998
---------------------
Pretax income increased by 52% to $5.8 million in 1999, compared to $3.8 million for the prior year period. Net income for 1999 was $4 million, or $0.65 per diluted share, compared with net income of $14.2 million or $2.20 per diluted share for the prior year period. If adjusted for the tax rate used in the current period, net income and diluted earnings per share for 1998's full year would have been $2.6 million and $0.41, respectively. Net income for 1998 included an income tax benefit of $10.4 million, which was due to the reversal of Cobra's valuation allowance on its deferred tax assets. Net sales for 1999 increased 15% to $118.7 million from $103.4 million in 1998. Sales growth, resulted from increased retail distribution and strong demand for the new microTALK FRS two-way radios and the Company's proprietary 6 Band radar detectors.

Strong sales of FRS two-way radios and radar detectors were partially offset by a $8.4 million decline in sales of twenty-five channel cordless telephone products, as the Company exited that business in 1998. FRS two- way radio sales benefitted from increased distribution of the Company's microTALK line, which the Company began shipping in September 1998. This new line has helped the Company add several new customers, expand placement among existing major retail accounts and add sporting goods and office supply specialty stores as new channels of distribution. The increase in radar detector sales was due to the popularity of the Company's exclusive six-band technology. These new models, which began shipping at the end of the first quarter of 1998, enabled the Company to expand retail distribution as well as achieve steady market share gains during the year. International sales were down from 1998 because of significantly lower sales of radar detectors to Russia, but lower radar detector sales were partially offset by sales of the Company's new microTALK PMR two-way radios in Great Britain.

Gross margin for 1999 improved to 25.4% from 23.8% in 1998 primarily due to a greater portion of higher-margin Nightwatch Citizen Band radios, MicroTALK two-way radios and 6 Band radar detectors and lower sales of low margin 25 channel cordless phones in the sales mix.

Selling, general and administrative expense increased $3.8 million during 1999 and, as a percentage of net sales, increased to 19.8% from 19.1% in 1998.
Much of the increase was due to higher selling and marketing costs. One reason for the increase was the $15.3 million increase in sales volume, which accounted for a $1 million rise in variable selling expenses. Another reason was a shift in sales mix in 1999 to more domestic sales, which have much higher selling expenses associated with them compared to international sales. Also, selling and marketing expenses increased as the Company continued to invest significantly in new product development, retail account expansion and distribution channel gains. These investments have resulted in increased placement of Cobra products as well as gross margin improvement. Also contributing to the increase in selling, general and administrative costs were higher payroll costs, primarily increased bonus expense as a result of the higher pretax income. Offsetting some of the increase was a decrease in consulting expense in 1999 versus the prior year as significant consulting expenses were incurred in 1998 to make the Company's data processing systems year 2000 compliant.

Interest expense for 1999 decreased to $878,000 from $1.2 million, primarily because of lower average debt levels, which were driven by reduced inventory levels, and lower overall interest rates.

The effective tax rate in 1999 was 30.8%. This rate is lower than the federal statutory rate of 34% primarily due to a permanent difference related to an increase in the cash surrender value of officer's life insurance. In 1998 the Company recorded an income tax benefit of $10.4 million. The tax benefit was due to the elimination of the Company's deferred tax valuation allowance. This valuation allowance had substantially offset the Company's net deferred tax asset, a significant portion of which related to the Company's net operating loss carryforwards. Prior to 1996, the Company had a history of net losses resulting in a significant net deferred tax asset and a corresponding valuation allowance. Under SFAS No. 109, a history of operating losses in recent years generally requires recognition of such an allowance.
Accordingly, the Company recorded a valuation allowance for substantially all of its net deferred tax asset. However, SFAS No. 109 requires management to periodically access the need for a valuation allowance. In the fourth quarter of 1998, due to the continued positive trend in earnings and the successful launch of the Company's new products, management concluded that there was no need for a valuation allowance because it is more likely than not that all of the net deferred tax assets will be realized through future taxable earnings. In the future, the Company will report a tax provision since the deferred tax valuation allowance no longer exists to offset any tax expense. At December 31, 1999, the Company had net operating loss carryforwards of $20.1 million.

1998 Compared to 1997
---------------------
Net income for 1998 increased to $14.2 million or $2.20 per diluted share from $4.7 million or $0.73 per diluted share in 1997. Included in net income for 1998 and 1997 were a $10.4 million income tax benefit and a $1.1 million
one-time gain   on the sale of a building, respectively.  Excluding the tax benefit and 1997's one-time gain, net income and net income per diluted share for 1998 increased $237,000 (or 6.7 percent) and $0.04 (or 7.3 percent), respectively.

Net sales for 1998 remained relatively flat at $103.4 million compared to $104.1 million in 1997. However, domestic sales, boosted by increased retail distribution and strong demand for the new MicroTALK FRS two-way radios and the Company's proprietary 6 Band radar detectors, were up 14 percent from 1997. This helped offset an $11.7 million drop in international sales, primarily because of lower sales of radar detectors into Russia as a result of that country's ongoing severe economic problems.

Strong sales of FRS two-way radios and domestic radar detectors were partially offset by an $11 million decline in sales of radar detectors into Russia because of that country's ongoing economic problems. FRS two-way radio sales benefitted from the new MicroTALK line, which the Company began shipping in September 1998. This new line has helped the Company add several new customers, expand placement among existing major retail accounts and add sporting goods and office supply specialty stores as new channels of distribution. The increase in domestic radar detector sales was due to the popularity of the Company's proprietary six-band technology. These new models, which began shipping at the end of the first quarter of 1998, enabled the Company to achieve steady market share gains during the year. Sales of cordless telephones decreased $5.8 million, or 36 percent. This decline reflected lower sales of 25-channel products as the Company shifts its business to the new line of 900 MHz cordless telephones, which it began shipping in the third quarter of 1998.

Gross margin for 1998 improved to 23.8% from 20.7% in 1997 primarily due to a greater portion of higher-margin SoundTracker Citizen Band radios, MicroTALK two-way radios and 6 Band radar detectors in the sales mix.

Selling, general and administrative expense increased $3.1 million during 1998 and, as a percentage of net sales, increased to 19.1% from 16.0% in 1997.
Much of the increase was due to higher selling and marketing costs. One reason for the increase was a shift in sales mix in 1998 to more domestic sales, which have much higher selling expenses associated with them compared to the selling expenses associated with international sales. Also, selling and marketing expenses increased as the Company continued to invest significantly in new product development, retail account expansion and distribution channel gains. These investments have resulted in increased placement of Cobra products as well as gross margin improvement. Also contributing to the increase in selling, general and administrative costs was consulting expense incurred to make the Company's data processing systems year 2000 compliant and higher legal and related costs incurred to register and protect the Company's trademarks worldwide. Offsetting some of the increase was the fact that 1997 selling, general and administrative expense included a charge of $1.1 million to reduce advertising credits to their net realizable value.

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

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1999, the Company had a $35 million secured credit agreement with two financial institutions for a three-year revolving credit facility that expires February 2, 2001. Loans outstanding under the new agreement bear interest, at the Company's option, at the prime rate or LIBOR plus 2 percent.

The credit agreement specifies that the Company may not pay cash dividends and contains a material adverse change clause, which, under certain circumstances, could accelerate the payment of the debt. The Company classifies the debt as short-term for financial reporting purposes. At December 31, 1999, the Company had approximately $22.6 million available under the credit line.

The Company also has a $4.2 million secured credit agreement with the same institutions under which borrowings are secured by the cash surrender value of certain life insurance policies owned by the Company. To date, there have been no borrowings under this agreement, which expires on August 31, 2000.

Net cash flows from operating activities were $11.5 million for the year ended December 31, 1999. Operating cash flows were generated principally from net income of $4 million, depreciation and amortization of $2 million and a $5.5 million reduction in inventories. Also contributing to the net cash flows from operating activities were a $1.5 million decrease in receivables and a $1.4 million increase in accrued liabilities offset by an $1.5 million increase in other assets and a $2.9 million increase in other current assets. Inventories decreased mainly because of the strong fourth quarter sales and lower inventories of cordless telephone products, a business that the Company exited in 1998. Receivables decreased because of a large payment which was due at December 31, 1998, but was paid in early January 1999. Accrued liabilities increased primarily because higher fourth quarter sales led to higher customer advertising program accruals. Other assets increased primarily due to an increase in the cash surrender value of officer's life insurance.

Investing activities required cash of $1.4 million in 1999, principally for the purchase of tooling and equipment.

Financing activities used cash flows of $10.1 million in 1999, reflecting net repayments of the Company's borrowings under its line-of-credit agreement, partially offset by the repurchase of 139,700 shares of Company common stock for an aggregate cost of $535,660. In August 1998, the Company's Board of Directors authorized a repurchase of up to $1 million of the Company's common stock. On May 17, 1999, the Company announced that a second repurchase program has been approved to acquire up to another $1 million of common stock. Through December 31, 1999, the Company has repurchased 319,200 shares at an aggregate cost of $1,218,609.

At December 31, 1999, the Company had no material commitments, other than approximately $39.7 million in outstanding purchase orders for products compared with $29.1 million at the end of the prior year.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2000 to fund its working capital needs. In addition, the majority of any taxable income in 2000 and the forseeable future will be offset by net operating loss carryforwards that totaled $20.1 million at December 31, 1999. Until the Company has utilized its net operating loss carryforwards, the cash payment of federal income taxes will be minimal.


YEAR 2000

The Company, with the assistance of an outside consultant, completed its Year 2000 remediation program during 1999. The program included replacing some computer hardware and modifying some of the software used in the conduct of its business. The Company also queried all of its major customers and vendors as to their preparedness. The responses received indicate that the Company's major customers and vendors are year 2000 compliant. The final total cost to the Company of these Year 2000 compliance activities was approximately $818,000.

To date, the Company has not experienced any significant Year 2000 related interruptions or failures and does not believe that any of its major customers or vendors have experienced any such problems that would be expected to have an adverse impact on the Company's financial condition or results of operations. Nevertheless, it is possible that Year 2000 related interruptions or failures could occur in the future.

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

The Company has not developed formal contingency plans to date. However, as described under Item 1 (Business) in this report, the Company has a network of suppliers and the Company does not enter into long-term supply contracts. The Company believes that, if necessary, other suppliers could be found. As stated above, the Company is not aware that any of its major customers have experienced any Year 2000 related interruptions or failures that would be expected to have an adverse impact on the Company's financial condition or results of operations. In the event a major customer is not Year 2000 compliant, the Company believes that such non-compliance would be unlikely to materially affect the Company's financial condition or results of operations.


ITEM 7A  MARKET RISK AND FINANCIAL INSTRUMENTS

The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the $4.1 million of debt of the Company outstanding at December 31, 1999. The debt is priced at interest rates that float with the market, which therefore minimizes interest rate exposure. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximately $20,000 increase or decrease in interest expense and cash flows. The Company does not use derivative financial or commodity instruments for trading or other purposes.

The Company's suppliers are located in foreign countries, principally in the Far East, and the Company made approximately 4.1% of its sales outside the United States in 1999, however, the Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in US dollars.


FORWARD-LOOKING STATEMENTS

In addition to the historical information presented in this annual report, the Company has made and will make certain forward-looking statements in this report, other reports filed by the Company with the Securities and Exchange Commission, reports to stockholders and in certain other contexts relating to future net sales, costs of sales, other expenses, profitability, financial resources, or products and production schedules. Statements relating to the foregoing or that predict or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on management's beliefs as well as assumptions made by and information currently available to management. Accordingly, the Company's actual results may differ materially from those expressed or implied in such forward-looking statements due to known and unknown risks and uncertainties that exist in the Company's operations and business environment, including, among other factors, the failure by the Company to produce anticipated cost savings or improve productivity, the failure by the Company or its suppliers or customers to achieve Year 2000 compliance, the timing and magnitude of capital expenditures and acquisitions, currency exchange rates, economic and market conditions in the United States and the rest of the world, changes in customer spending levels, the demand for existing and new products, the continuing availability of suppliers, and other risks associated with the Company's operations. Although the Company believes that its forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward- looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Financial Statements and quarterly financial data are included in this Annual Report on Form 10-K, as indicated in the index on page 41.


CONSOLIDATED STATEMENTS OF INCOME
Cobra Electronics Corporation

Years Ended December 31 (in
thousands, except per share amounts)    1999     1998      1997
-----------------------------------  --------  --------  -------
Net sales..........................  $118,693  $103,414 $104,098
Cost of sales......................    88,541    78,753   82,547
                                     --------  --------  -------
Gross profit.......................    30,152    24,661   21,551

Selling, general and administrative
  expense..........................    23,540    19,747   16,655
                                     --------   -------  -------
Operating income ..................     6,612     4,914    4,896

Other income (expense):
  Interest expense.................      (878)   (1,204)  (1,276)
  Gain on sale of building.........        --       ---    1,132
  Other income (expense), net .....        23        87      (60)
                                      -------   -------  -------
Income before income taxes.........     5,757     3,797    4,692
Tax provision (benefit)............     1,774   (10,403)    ---
                                      -------   -------  -------
Net income.........................   $ 3,983   $14,200    4,692
                                      =======   =======  =======

Net income per common share:
Basic                                 $  .66   $  2.30   $  0.76
Diluted                               $  .65   $  2.20   $  0.73

Weighted average shares outstanding:
Basic                                  6,020     6,181    6,207
Diluted                                6,107     6,469    6,459

See notes to consolidated financial statements.



CONSOLIDATED BALANCE SHEETS
Cobra Electronics Corporation

At December 31 (in thousands)                1999        1998
---------------------------------------   ----------- -----------
ASSETS:

Current assets:
  Cash..................................    $    93    $   100
  Receivables, less allowances for claims
    and doubtful accounts of $1,381
    in 1999 and $985 in 1998............     25,565     27,055
  Inventories, primarily finished goods.      8,689     14,213
  Deferred income taxes.................      4,997      6,945
  Other current assets..................      4,192      1,747
                                            -------    -------
  Total current assets..................     43,536     50,060
                                            -------    -------
Property, plant and equipment, at cost:
  Land..................................        330        330
  Buildings and improvements.............     3,619      3,614
  Tooling and equipment.................     13,915     12,765
                                            -------    -------
                                             17,864     16,709

  Accumulated depreciation..............    (13,042)   (11,960)
                                            -------    -------
  Net property, plant and equipment.....      4,822      4,749
                                            -------    -------
Other assets:
  Deferred income taxes.................      4,581      4,089
  Cash surrender value of officers'
    life insurance policies.............      5,499      4,553
  Other.................................      1,141        968
                                            -------    -------
  Total other assets....................     11,221      9,610
                                            -------    -------
Total assets............................    $59,579    $64,419
                                            =======    =======

See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS (cont.)
Cobra Electronics Corporation

At December 31 (in thousands, except
share data)                                   1999        1998
----------------------------------------- ----------- -----------
LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
   Accounts payable......................   $ 2,792     $ 3,145
   Accrued salaries and commissions......     1,326         844
   Accrued advertising and sales promotion
      costs..............................     2,800       1,804
   Accrued product warranty costs........     2,916       2,211
   Other accrued liabilities.............     1,456       2,283
   Short-term debt.......................     4,083      14,316

                                            -------     -------
   Total current liabilities.............    15,373      24,603


Deferred compensation....................     2,634       2,320
                                            -------     -------
Total liabilities........................    18,007      26,923
                                            -------     -------

Commitments and Contingencies

Shareholders' equity:
  Preferred stock, $1 par value, shares
    authorized-1,000,000; none issued....      ---          ---
  Common stock, $.33 1/3 par value,
    12,000,000 shares authorized,
    7,039,100 issued for 1999 and 1998...     2,345       2,345
  Paid-in capital........................    20,301      20,799
  Retained earnings......................    24,455      20,472
                                            -------     -------
                                             47,101      43,616
  Treasury stock, at cost
     (921,009 shares for 1999 and 973,184
      shares for 1998)...................    (5,529)     (6,120)
                                           --------     -------
  Total shareholders' equity.............    41,572      37,496
                                           --------     -------
Total liabilities and shareholders'
  equity.................................   $59,579     $64,419
                                           ========    ========

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
Cobra Electronics Corporation

Years Ended December 31(in thousands)    1999     1998     1997
-------------------------------------  -------- -------- --------
Cash flows from operating activities:
  Net income ......................... $ 3,983  $14,200  $ 4,692
  Adjustments to reconcile net income
    to net cash flows from
    operating activities:
    Depreciation and amortization.....   1,559    1,541    3,198
    Deferred taxes....................   1,456  (10,403)      --
    Loss (gain) on sale of fixed assets     37       (1)  (1,132)
    Changes in assets and liabilities:
      Receivables.....................   1,490  (11,370)  (3,371)
      Inventories.....................   5,524    5,617   (4,412)
      Other current assets............  (2,512)    (410)    (686)
      Other assets....................  (1,356)  (1,026)    (754)
      Accounts payable................    (353)    (492)     302
      Accrued liabilities ............   1,356     (601)   2,465
      Deferred compensation...........     314       89      238
                                       -------- -------- --------
  Net cash flows from (used by)
    operating activities..............  11,498   (2,856)     540

                                      --------  ------- --------
Cash flows from investing activities:
  Proceeds from sale of fixed assets..      --        1    1,999
  Capital expenditures................  (1,365)  (1,579)  (1,316)
                                       --------  ------- --------
  Net cash flows from (used in)
    investing activities..............  (1,365)  (1,578)     683
                                       --------  ------- --------
Cash flows from financing activities:
  Net borrowings (repayments) under the
    line-of-credit agreement.......... (10,233)   3,321   (2,282)
  Transactions related to exercise of
    stock options, net................     628       81      268
  Transactions related to stock
    repurchase........................    (535)    (683)     ---
                          --------  ------- --------
  Net cash flows from (used in)
    financing activities.............. (10,140)   2,719   (2,014)
                                       --------  ------- --------
Net decrease in cash..................      (7)  (1,715)    (791)
Cash at beginning of year.............     100    1,815    2,606
                                       --------  ------- --------
Cash at end of year................... $    93  $   100  $ 1,815
                                       ========  ======= ========

                                         1999     1998     1997
                                       -------- -------- --------

Supplemental disclosure of cash flow information
   Cash paid during the year for:
     Interest                          $   953   $ 1,230 $ 1,274
     Income taxes                           79       ---     338
   Non-cash investing and financing
       activities:
     Tax benefit related to stock
       options                             ---       225     ---

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Cobra Electronics Corporation

                                                                  Note
Three Years Ended                                                 Rec.
December 31, 1999             Common   Paid-In  Retained Treasury from
(dollars in thousands)        Stock    Capital  Earnings  Stock   Officer
----------------------------  -------  -------  --------  ------- -------
Balance-January 1, 1997.....  $ 2,345  $ 22,062  $ 1,580  $(5,450) (1,824)
  Net income................      ---       ---    4,692      ---     ---
  Note receivable interest..      ---       ---      ---      ---     (81)
  Exchange of note receivable
  for common stock (Note 9).      ---       ---      ---   (1,905)  1,905
Transactions related to
  exercise of options, net..      ---    (1,381)     ---    1,730     ---
                              -------  --------- -------- -------- --------
Balance-December 31, 1997...  $ 2,345  $  20,681 $ 6,272  $(5,625)    ---
  Net income................      ---       ---   14,200      ---     ---
  Treasury stock purchase...      ---       ---      ---     (683)    ---
  Transactions related to
  exercise of options, net..      ---      (107)     ---      188     ---
  Tax benefit related to
  stock options.............      ---       225      ---      ---     ---

                             -------  --------- -------- -------- ------
Balance-December 31, 1998 ..  $ 2,345  $ 20,799  $ 20,472 $(6,120) $  ---
  Net income................      ---       ---     3,983       --    ---
Treasury stock purchase....       ---       ---       ---    (535)    ---
  Transactions related to
  exercise of options, net..      ---      (498)      ---   1,126     ---
                              -------  --------   -------   ------- --------

                              $2,345   $ 20,301  $ 24,455 $(5,529)    ---
                              =======  ========  ========  ======== ========

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cobra Electronics Corporation
Three years ended December 31, 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS -- The Company designs and markets consumer electronics products, which it sells under the COBRA brand name principally in the United States. A majority of the Company's products are purchased from overseas suppliers, primarily in China, Thailand, Korea, Hong Kong and Japan. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and, if necessary, other suppliers could be found. Production delays or a change in suppliers, however, could cause a delay in obtaining inventories and a possible loss of sales, which could adversely affect operating results. Purchases of product from vendors and sales to international customers are denominated in US dollars to minimize foreign currency exchange risk.

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT EXPENDITURES -- Research, engineering and product development expenditures are expensed as incurred and amounted to $900,000 in 1999 and 1998 and $800,000 in 1997, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS - In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use"("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred unless certain capitalization criteria are met. The effect of this statement does not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. This statement also requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of derivatives. This statement is effective on the first day of the first fiscal year beginning after June 15, 2000, or January 1, 2001 in the case of the Company. The Company is in the process of assessing the impact that adopting SFAS No. 133 will have on its financial position and results of operations when such statement is adopted.

(2) TAXES ON INCOME

The provision (benefits) for taxes on earnings for the years ended December 31, 1999, 1998 and 1997 consist of:

(in thousands)                         1999        1998        1997
---------------------------           ------       -----       ----
Current:
 Federal                             $   318    $     79      $ 192
 State                                    --          --         --
                                       ------     --------    -----
                                         318          79        192
Deferred:
 Federal                               1,128       2,667      1,344
 State                                   328         607        304
                                      ------     --------    -----
                                       1,456        3,274     1,648

Change in valuation allowance             --       (3,353)  (1,840)
Reversal of valuation allowance           --      (10,403)       --
                                      ------     --------   ------
   Total                            $  1,774    $ (10,403)  $  --
                                      ======     ========   ======


Deferred tax assets (liabilities) by component at December 31, 1999 and 1998 were:

(in thousands)                                 1999       1998
------------------------------------------  ---------  ---------
Net operating loss carryforwards..........  $  7,760   $  10,207
Investment tax credit carryforwards.......         7         134
Alternative minimum tax credit carryforwards   1,400       1,159
Tax lease income..........................    (6,309)     (6,872)
Receivable reserves.......................       305         218
Warranty reserves.........................     1,198       1,108
Inventory reserves........................       455         416
Accrued promotion expenses................     2,411       2,144
Sales related reserves....................       939         681
Compensation reserves.....................     1,119       1,047
Other, net................................       293         792
                                            ---------   ---------
Net deferred tax assets...................  $  9,578    $ 11,034
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

At December 31, 1999, the Company has net operating loss carryforwards("NOL") available to offset future taxable income, and alternative minimum tax credit carryforwards to offset future income tax payments. The alternative minimum tax credit carryforwards, amounting to $1,400,000 do not expire. During 1999, $36,000 of investment tax credit carryforwards expired.

The net operating loss carryforward expires as follows (in thousands):

<CAPTION)
Year of  Expiration          NOL
-----------------------   ---------
2000...................   $     --
2007...................      6,793
2008...................      9,920
2009...................      3,355
                          ---------
Total..................   $ 20,068
                          =========

Until the Company has utilized its significant NOL carryforwards, the cash payment of Federal income taxes will be minimal.

The statutory federal income tax rate (34%) is reconciled to the effective income tax rates as follows: (in thousands)

Description                               1999     1998     1997
--------------------------------------  ------   ------   ------
Income taxes at statutory federal
   income tax rate......................$  1,957 $  1,291 $  1,595
State taxes, net of federal income
   tax benefit..........................     255      178      221
Utilization of net operating loss
   carryforwards........................      --   (1,527)  (1,816)
Reversal of the valuation allowance.....      --  (10,403)      --
Permanent items.........................    (438)      --       --
Other...................................     ---       58       --
                                           ------   ------    ------
Income tax expense (benefit)............$  1,774  (10,403) $    --
                                          ======   ======    ======

(3) FINANCING ARRANGEMENTS

The Company has a $35 million secured revolving credit facility.   In October
1998, the Company and its lenders signed an amendment increasing the credit line from $35 million to $38.7 million. In August 1999, the Company and its lenders signed an amendment increasing the credit line from $38.7 million to $39.2 million. Both increases reflected a separate line of credit under which borrowings are secured by the cash surrender value of certain life insurance policies owned by the Company. To date, there have been no borrowings under this amendment, which expires on August 31, 2000. Borrowings and letters of credit issued under this agreement are collateralized by the Company's assets, and usage is limited to certain percentages of accounts receivable and inventory. Loans outstanding under the agreement bear interest, at the Company's option, at the prime rate or at LIBOR plus 2 percent. Outstanding borrowings at December 31, 1999 bear interest at 8.49%.

Maximum borrowings outstanding at any month-end were $16.2 million and $27.5 million in 1999 and 1998, respectively. The maximum value of letters of credit outstanding at any month end were $11.8 million and $7.4 million in 1999 and 1998, respectively. At December 31, 1999, the Company had approximately $22.6 million available under its unused credit line.

Aggregate average borrowings outstanding were $12.2 million during 1999 and $15 million during 1998 with weighted average interest rates thereon of 7.84% and 8.2% during 1999 and 1998, respectively.

The credit agreement specifies that the Company may not pay cash dividends and contains a material adverse change clause, which, under certain circumstances, could accelerate the payment of the debt. The Company classifies the debt as short-term for financial reporting purposes.

4) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, accounts receivable, accounts payable, short term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company's bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The contract value/fair value of the letters of credit at December 31, 1999 and 1998 was $8.9 million and $5.7 million, respectively. These letters of credit are only executed with major financial institutions, and full performance is anticipated.

5) LEASE TRANSACTIONS

The Company leases facilities and equipment under noncancellable leases with remaining terms of one year or more. The terms of these agreements provide that the Company pay certain operating expenses. Some of these lease agreements also provide the Company with the option to purchase the related assets at the end of the respective initial lease terms.

Total minimum rental amounts committed in future years as of December 31, 1999 are as follows:

                        Operating    Capital
        (in thousands)   Leases      Leases     Total
        --------------  ---------    -------    -----
        2000              $ 78      $   42     $ 120
        2001                73          --        73
        2002                71          --        71
        2003                71          --        71
        2004                18          --        18
                          -----       -----     -----
        Total             $311       $  42      $353
                          =====       =====     =====

Total rental expense amounted to $57,000 in 1999, $7,000 in 1998 and $6,000 in 1997. Future capital lease rental payments include executory costs of $8,000, interest expense of $2,000 and principal payments of $32,000, which are included in other accrued liabilities in the consolidated balance sheet.

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

EARNINGS PER SHARE

                                     1999       1998      1997
Income:

Income available to common
 shareholders (thousands)         $ 3,983    $14,200    $4,692

Basic earnings per share:

Weighted-average shares
 outstanding                    6,019,543  6,180,592 6,206,812
Basic earnings per share           $ 0.66      $2.30     $0.76
                                 ========  ========= =========
Diluted earnings per share:

Weighted-average shares
 outstanding                    6,019,543  6,180,592 6,206,812
Dilutive shares issuable
 in connection with
  stock option plans              494,625    706,750   739,375
Less: shares purchasable
  with proceeds                  (407,288)  (418,645) (487,363)
                                ---------  --------- ---------
Total                           6,106,880  6,468,697 6,458,824
                                =========  ========= =========
Diluted earnings per share         $ 0.65      $2.20     $0.73
                                =========   ========= ========

7) STOCK OPTION PLANS

The Company has seven Stock Option Plans-- 1998, 1997, 1995, 1988, 1987, 1986 and 1985 ("the Plans"). Under the terms of the Plans, the consideration received by the Company upon exercise of the options may be paid in cash or by the surrender and delivery to the Company of shares of its common stock, or by a combination thereof. The optionee is credited with the fair market value of any stock surrendered and delivered as of the exercise date.

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized as options are granted with an exercise price equal to the fair market value of the Company's common stock on the date of grant. Had compensation cost been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", which requires measuring compensation cost at the fair value of the options granted, the Company's net income and net income per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                   1999       1998       1997
Net income:       As reported   $ 3,983    $14,200     $4,692
                  Pro forma       3,439     13,545      4,366

Net income per common share:

Basic:            As reported    $ 0.66      $2.30     $ 0.76
                  Pro forma        0.57       2.19       0.70

Diluted:          As reported    $ 0.65      $2.20     $ 0.73
                  Pro forma        0.56       2.09       0.68

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividends; expected volatility of 47 percent; risk-free interest rate of 6 percent; and expected lives of 5 years.

A summary of certain provisions and amounts related to the Plans follows:

                                             1998     1997     1995     1988
  1987      1986    1985
                                             Plan     Plan     Plan     Plan
  Plan      Plan    Plan
---------------------------------------  --------- -------- -------  --------
--------  --------  ------
Authorized, unissued shares originally
   available for grant...................  310,000  300,000   300,000  500,000
 150,000  225,000  525,000

Shares granted...........................  250,000  259,625   283,875  500,000
 150,000  225,000  525,000
Shares available for grant at December 31,

   1999..................................   60,000   40,375    16,125      -0-
     -0-      -0-      -0-
Options exercisable at December 31, 1999.   37,500  100,625   113,875  214,750
  14,875   48,500     375

A summary of the status of the Plans as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates is presented below:

                                                       1999             1998
            1997
                                                -----------------
----------------   ----------------
                                                         Weighted
Weighted            Weighted
                                                         Average
Average             Average
                                                Shares   Exercise  Shares
Exercise   Shares   Exercise
Fixed Options                                    (000)   Price     (000)
Price      (000)    Price
---------------------------------------         ------- ---------  -------
--------   -------  --------

Outstanding at beginning of year                  1,124    $4.39      914
$3.82      935      $3.06

Granted                                             100     4.13      288
6.36      374       4.46

Exercised                                          (192)    3.36      (28)
2.88     (328)      2.63

Cancellations and Expirations                       ( 5)    2.88      (50)
6.13      (67)      2.65
                                                -------            -------
      -------
Outstanding at end of year                        1,027     4.58    1,124
4.39      914       3.82

Options exercisable at year end                     531               518
         388

Weighted-average fair value of options
granted during the year                                    $2.02
$3.07               $2.20

The following table summarizes information about stock options outstanding at December 31, 1999:

                                       Options Outstanding
Options Exercisable
                             -------------------------------------
-------------------------
                                                         Weighted
                                             Weighted    Average
            Weighted
                              Number         Average     Remaining
Number          Average
Range of                      Outstanding    Exercise    Contractual
Exercisable     Exercise
Exercise Prices               (000)          Price        Life
(000)           Price
---------------- ---------    -----------   ----------- -----------
--------        ---------

Less than $2                       17          $1.86           .3
17             $1.86
$2.01 to $3.00                    155           2.86          1.7
83              2.84
$3.01 to $4.00                    322           3.67          0.6
285              3.71
$4.01 to $5.00                    100           4.13          3.6
--                --
$5.01 to $6.00                    300           5.63          3.1
113              5.63
$6.01 to $7.00                     95           6.80          3.1
24              6.80
$7.01 to $8.00                     38           8.00          3.2
 9              8.00
                                  ---
---
    Total                       1,027           4.58          2.1
531              4.13
                                  ===
===

(8) RETIREMENT BENEFITS

The only qualified retirement plan for employees is the Cobra Electronics Corporation Profit Sharing and 401(k) Incentive Savings Plan (the "Plan"). The Company may make a discretionary annual profit sharing contribution that is allocated among accounts of persons employed by the Company for more than one year, prorated based on the compensation paid to such persons during the year. Profit sharing expense for 1999, 1998 and 1997 was $245,000, $179,000 and $169,000, respectively.

As of December 31, 1999 and 1998, deferred compensation of $2.6 million and $2.3 million, respectively, was recorded as a long-term liability. The current portion of the deferred compensation liability was included in accrued salaries and commissions, and amounted to $253,000 at December 31, 1999 and 1998. Deferred compensation obligations arise pursuant to outstanding key executive employment agreements, the majority of which relates to the former president and chief executive officer.


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

(10) COMMITMENTS

At December 31, 1999 and 1998, the Company had outstanding inventory purchase orders with suppliers totaling approximately $39.7 million and $29.1 million, respectively.

(11) INDUSTRY SEGMENT INFORMATION

The Company operates in only one business segment--consumer electronics (see
Note 1). The Company has a single sales department and distribution channel which provides all product lines to all customers. Excluding Company-owned tooling at suppliers with a net book value of $875,000 at December 31, 1999, assets located outside the United States are not material. International sales were $4.9 million, $7.4 million and $19.1 million in 1999, 1998 and 1997, respectively. For 1999 and 1998, sales to one particular country were not material. For 1997, approximately 64% of the international sales were to customers in Russia. For 1999, sales to one customer totaled 15.7% of consolidated net sales. For 1998, sales to two customers totaled 12.9% and 11.9% of consolidated net sales. The Company does not believe that the loss of any one customer would have a material adverse effect on its results of operations or financial condition.

(12) ADVERTISING BARTER CREDITS

During 1992, the Company received $3.8 million of advertising credits in exchange for certain discontinued products. These credits can be used to reduce the cash cost of a variety of media services (by 30 to 50 percent) prior to their expiration date, which has been extended to December 2000. The Company is exploring opportunities to exchange a portion of the credits for various goods and services used by the Company as well as the outright sale of the credits to third parties. During 1999, 1998, and 1997, the Company utilized credits of approximately $2,000, $6,000, and $10,000, respectively. In 1997, the Company recorded a charge of $1.1 million to reduce the credits to their estimated net realizable value. The credits had no net carrying value at December 31, 1999 and 1998.

(13) OTHER ASSETS

Other assets at December 31, 1999 and 1998 included the cash surrender value of officers' life insurance policies. The cash value of officers' life insurance policies is pledged as collateral for the Company's secured lending agreement and is maintained to fund deferred compensation obligations (see Notes 3 and 8).


(14) CONTINGENCIES

The Company is subject to various unresolved legal actions which arise in the normal course of its business. None of these matters is expected to have a material adverse effect on the Company's financial position or results of operations. However, the ultimate resolution of these matters could result in a change in the Company's estimate of its liability for these matters.

Quarterly Financial Data (Unaudited)
(In thousands, except per share amounts)

                                                         Quarter Ended

------------------------------------------------------------------------------
------------
                         March 31               June 30             September
30           December 31
                  ---------------------  ---------------------
---------------------  ---------------------
                     1999       1998        1999       1998       1999
1998        1999       1998
                  ---------- ----------  ---------- ---------- ----------
----------  ---------- ----------

Net sales.........$ 19,874    $ 21,172   $ 26,213   $ 22,440   $34,346    $
26,223    $ 38,260    $ 33,579

Cost of sales.....  14,809      16,921     19,700      16,976    26,082
19,720      27,950     25,136
Gross profit......   5,065       4,251      6,513       5,464     8,264
6,503      10,310      8,443
Selling, general
  and administra-
  tive expense....   4,829       3,737      5,091       4,096     6,362
5,300       7,258      6,614
Operating income..     236         514      1,422       1,368     1,902
1,203       3,052      1,829
Gain on sale of
  building........      --          --         --          --        --
 --                      --
Tax provision (benefit) 23          --        442           -    442        --
       867    (10,403)

Net income              37         237        833       1,265       885
678       2,228     12,020

Net income
  per share (a):
 Basic.............   0.01        0.04       0.14        0.20      0.15
0.11         .37       1.98
 Diluted...........   0.01        0.04       0.14        0.19      0.15
0.11         .36       1.92

Weighted average
 shares outstanding:
 Basic.............  6,077       6,218      6,019       6,235     5,981
6,210       6,003      6,066
 Diluted...........  6,223       6,625      6,122       6,539     6,077
6,383       6,116      6,273

Stock Price:
    High             5 1/8       8 5/8      4 5/8       6 3/4     4 1/2
5 5/8       6 3/8      6 1/4
    Low              3 1/2       5 5/8      3           4 3/4     3
3 1/2       3 5/32     3 5/8
    End of Quarter   3 3/4       6 1/4      4           5 1/16    3 3/16
3 3/4       4 15/16    4 11/16
 Trading Volume        724       2,931      1,259       2,050     1,077
1,684       2,477      1,304

(a) The total quarterly income per share may not equal the annual amount because net income per share is calculated independently for each quarter.


INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Shareholders of Cobra Electronics Corporation
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Cobra Electronics Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule for the three years ended December 31, 1999, listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cobra Electronics Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 23, 2000



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None


                           PART III
                           --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this item will be set forth under "Directors and Nominees," in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A, within 120 days after the close of the Company's 1999 fiscal year, which information is hereby incorporated by reference. The information under "Section 16(a) Beneficial Ownership Reporting Compliance" included in the definitive proxy statement is hereby incorporated by reference.

The executive officers of the Company are as follows:


Name, Age and         Has Held Present  Prior Business Experience
Present Position      Position Since    in Past Five Years
--------------------  ----------------  -------------------------

James Bazet, 52,          Jan. 1998    Executive Vice President and
President and Chief                    Chief Operating Officer,
Executive Officer*                     July 1997 to December 1997.
                                       President and Chief
                                       Executive Officer, Ryobi
                                       Motor Products Floor Care
                                       Division, 1995 - 1997

Carl Korn, 78,            Nov. 1961
Chairman*

Gerald M. Laures, 52,     Mar. 1994      Corporate Secretary,
Vice President-Finance                   July 1989 to present
and Corporate Secretary*

Anthony Mirabelli, 58,   Feb. 1997       Vice President of
Senior Vice President,                   Marketing, Uniden America
Marketing and Sales                      Corporation, 1992 - 1997.

* Is also a director.


ITEM 11.  EXECUTIVE COMPENSATION

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the Company's 1999 fiscal year, and such information, other than the information required by Item 402(k) ("Board Compensation Committee Report on Executive Compensation") and Item 402(l) ("Performance Graph") under Regulation S-K adopted by the Securities and Exchange Commission, is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the Company's 1999 fiscal year, and such information is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the Company's 1999 fiscal year, and such information is hereby incorporated by reference.


                           PART IV
                           -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K


[a]  Index to Consolidated Financial Statements and Schedules
     --------------------------------------------------------

                                                         Page or
                                                         Schedule
       Description                                       Number
       ------------------------------------------------  --------
    1. Consolidated Statements of Income for the
          three years ended December 31,1999...........      20

       Consolidated Balance Sheets as of December 31,
          1999 and 1998................................   21-22

       Consolidated Statements of Cash Flows for the
          three years ended December 31, 1999..........   23-24

       Consolidated Statements of Shareholders' Equity
          for the three years ended December 31, 1999..      25

       Notes to Consolidated Financial Statements......   26-36

       Quarterly Financial Data........................     37

       Independent Auditors' Report....................     38

    2. Schedule:

       Valuation and Qualifying Accounts - 1999, 1998
          and 1997.....................................     42

       All other financial schedules have been omitted because the required information is contained in the consolidated financial statements and notes thereto, or such information is not applicable.

    3. Exhibits:

       See Index to Exhibits on pages 45 through 46.

[b] During the three months ended December 31, 1999 the Company filed no Current Reports on Form 8-K.



Schedule II

                   COBRA ELECTRONICS CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS
            FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                          (in thousands)
            -------------------------------------------

                                      Balance at     Additions    Deductions
              Balance at
                                      beginning     charged to       from
                end of
                                      of period       expense      reserves
 Other,net      period
                                     ----------     ----------    ----------
 ----------  -----------
1999
----------------------------------
Allowance for claims and doubtful
 accounts.........................   $    985      $    399       $ (122)[a]
$      119 [b]  $ 1,381

Advertising barter credit
 valuation allowance..............   $  3,180      $     ---      $   ---
$       (1)     $  3,179

1998
----------------------------------
Allowance for claims and doubtful
 accounts.........................   $    958      $    321       $ (294)[a]
 $      ---      $    985

Advertising barter credit
 valuation allowance..............   $  3,185      $    ---       $   ---
$       (5)     $  3,180

Tax valuation allowance...........   $ 13,756      $    ---       $   ---
$ (13,756)[c]  $      0


1997
----------------------------------
Allowance for claims and doubtful
 accounts.........................   $    792      $    127       $    (7)[a]
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


Dated: March 28, 2000

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

/s/ James Bazet             Director, President and Chief Executive
---------------------       Officer
    James Bazet

/s/ Carl Korn               Director and Chairman of the Board
---------------------
    Carl Korn

/s/ William P. Carmichael   Director
---------------------
    William P. Carmichael

/s/ James W. Chamberlain    Director
---------------------
    James W. Chamberlain

/s/ Gerald M. Laures        Director, Vice President - Finance and
----------------------      Secretary (Principal Financial and
    Gerald M. Laures        Accounting Officer)

/s/ Ian R. Miller           Director
----------------------
    Ian R. Miller

/s/ Harold D. Schwartz      Director
-----------------------
    Harold D. Schwartz


                        INDEX TO EXHIBITS
                        -----------------

Exhibit
Number                     Description of Document
-------  --------------------------------------------------------
3(i)     Restated certificate of Incorporation, as amended October
         28,1998

3(ii)    Amended and Restated Bylaws, as amended October 28, 1998.

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

10-6 #   1995 Key Employees Nonqualified and Incentive Stock
         Option Plan.-- filed as Exhibit No. 10-23 to the Registrant's Form 10-K for the year ended December
         31, 1995 (File No. 0-511).

10-7 Non-Exclusive License Agreement between Cobra Electronics Corporation and Yupiteru Industries Co., Ltd. dated as of May 21, 1996 -- filed as Exhibit No. 10-27 to the Registrant's Form 10-K for the year ended December
         31, 1996 (File No. 0-511).

10-8 Non-Exclusive License Agreement between Cobra Electronics Corporation and Sunkyong America, Inc. Dated as of May 1, 1996.-- filed as Exhibit No. 10-28 to the Registrant's Form 10-K for the year ended December
         31, 1996 (File No. 0-511).

10-9 # Employment Agreement between Cobra Electronics Corporation and Anthony Mirabelli dated January 31, 1997.-- filed as
         Exhibit No. 10-29 to the Registrant's Form 10-K for the year ended December 31, 1996 (File No. 0-511).

10-10 Termination of Safe Harbor Lease between Cobra Electronics Corporation and the Department of Transportation of Maryland dated as of November 15, 1996.-- filed as Exhibit No. 10-30 to the Registrant's Form 10-K for the year ended December 31, 1996 (File No. 0-511).

10-11 # Employment Agreement between Cobra Electronics Corporation and James R. Bazet dated May 11, 1999 -- filed as
         Exhibit No. 10-16 to the Registrant's Form 10-Q for the quarter ended June 30, 1999 (File No. 0-511).

10-12 Loan and Security Agreement dated February 3, 1998, by and between the Registrant and LaSalle Business Credit, Inc.
         and LaSalle National Bank.

10-13 #  1998 Stock Option Plan, as amended,
         (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8, File No, 333-63501)

10-14 *# Cobra Electronics Corporation Executive Deferred
         Compensation Plan dated May 11, 1999.

10-15 *# Cobra Electronics Corporation Deferred Compensation Plan
         For Select Executives dated December 21, 1999.

10-16 *# Cobra Electronics Corporation Executive Retirement Trust dated May 11, 1999 between Cobra Electronics
         Corporation and Gerald Laures, as trustee, for the benefit of James Bazet dated May 11 1999.

21 *     Subsidiaries of the Registrant.

23 *     Consent of Deloitte & Touche LLP dated March 28, 2000.

27 * Financial data schedule required under Article 5 of Regulation S-X.

-----------------------------------------------------------------
*  Filed herewith.
#  Executive compensation plan or arrangement.

EXHIBIT 21

COBRA ELECTRONICS CORPORATION
SUBSIDIARIES OF THE REGISTRANT
==============================
                                                        STATE OR OTHER
NAME UNDER WHICH SUBSIDIARY          OWNERSHIP          JURISDICTION
DOES BUSINESS                        PERCENTAGE         OF INCORPORATION
===========================          ==========         ================

Cobra Electronics (HK) Limited          100                 Hong Kong

Cobra Electronics Corporation
    Europe Limited                      100                 England

EXHIBIT 23

INDEPENDENT AUDITORS CONSENT
============================

We consent to the incorporation by reference in Registration Statement (File Number 333-63501) of Cobra Electronics Corporation and subsidiaries on Form S-8 of our report dated February 23, 2000, appearing in the Annual Report on Form 10-K of Cobra Electronics Corporation and subsidiaries for the year ended December 31, 1999.

DELOITTE AND TOUCHE LLP

Chicago, Illinois
March 28, 1999

Exhibit 10-14

COBRA ELECTRONICS CORPORATION EXECUTIVE
DEFERRED COMPENSATION PLAN

1. TITLE AND PURPOSE. The title of the arrangement set forth by the terms of this document, as the same shall be amended from time to time, shall be called Cobra Electronics Corporation Executive Deferred Compensation Plan. Such arrangement (the Plan) is established by Cobra Electronics Corporation (the Company) to provide the deferred compensation for James Bazet, President and Chief Executive Officer of the Company, generally described in Paragraph 8 of the Employment Agreement dated as of May 11, 1999 between the Company and Mr. Bazet (the Employment Agreement). Any rights or benefits to which the Participant or any beneficiary with respect to the Participant is entitled pursuant to, or with respect to, the Plan are in lieu of all benefits and rights to which any such person is entitled pursuant to, or with respect to, Paragraph 8 of such Employment Agreement. The Plan shall not be a funded plan, and the Company shall be under no obligation to set aside any funds for the purpose of making payments under the Plan. Any payments hereunder shall be made out of the general assets of the Company.

2. DEFINITIONS. As used herein the following words and phrases shall have the following respective meanings when capitalized:

(a) Annual Compensation. The amount of salary and bonus received from the Company by the Participant during a calendar year pursuant to Paragraph 2 of the Employment Agreement.

(b) Average Annual Compensation. The average of the Annual Compensation amounts for the three calendar years for which the Annual Compensation amounts are highest.

(c) Cause. Embezzlement, misappropriation, theft or other criminal conduct, of which the Participant is convicted, related to the property and assets of the Company or willful refusal to perform or substantial disregard of the Participant's duties as assigned to the Participant by the Company's board of directors, unless the Participant has reasonable and just cause for such refusal to perform or disregard of the Participant's duties or the Participant commences immediate corrective actions within 15 days after notice by the Chairman of the board of directors of the board's objection to the Participant's refusal to perform or disregard of the Participant's duties.

(d) Change of Control. (1) Any person, including a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, acquires the beneficial ownership of, and the right to vote, shares having at least
50% of the aggregate voting power of the class or classes of capital stock of the Company having the ordinary and sufficient voting power (not depending upon the happening of a contingency) to elect at least a majority of the directors of the board of directors of the Company (the Outstanding Voting Securities); (2) as the result of any tender or exchange offer, substantial purchase of the equity securities, merger, consolidation, sale of assets or contested election, or any combination of the foregoing transactions, the persons who were directors of the Company immediately prior to such trans-action or transactions do not constitute a majority of the board of directors of the Company (or of the board of directors of any successor to or assign of the Company) immediately after the next meeting of stockholders of the Company (or such successor or assign) following such transaction; (3) there is consummated a reorganization, merger or consolidation of the Company or sale or other disposition of all or substantially all of the assets of the Company (a Corporate Transaction), excluding any Corporate Transaction pursuant to which (i) all or substantially all of the individuals or entities who are the beneficial owners, respectively, of the Outstanding
Voting Securities immediately prior to such Corporate Transaction will beneficially own, directly or indirectly, more than 50% of the combined voting power of the outstanding securities entitled to vote generally in the election of directors of the corporation resulting from such Corporate Transaction (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or indirectly) in substantially the same proportions relative to each other as their ownership, immediately prior to such Corporate Transaction, of the Outstanding Voting Securities; (ii) no person (other than the Company, any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company) will beneficially own, directly or indirectly, 50% or more of the combined voting power of the outstanding securities of the corporation resulting from such Corporate Transaction entitled to vote generally in the election of directors and (iii) the persons who were directors of the Company immediately prior to such Corporate Transaction will constitute at least a majority of the board of directors of the corporation resulting from such Corporate Transaction.

(e) Company. Cobra Electronics Corporation and any corporation which succeeds to the business of Cobra Electronics Corporation.

(f) Compensation Committee. The Compensation Committee of the board of directors of the Company.

(g) Disability. The Participant is physically or mentally unable to perform his duties described in the Employment Agreement for a period of 180 con-secutive days.

(h) Employment Agreement. The Employment Agreement dated May 11, 1999 between the Company and James Bazet.

(i) Participant. James Bazet, President and Chief Executive Officer of the Company.

(j) Payment Period. 10 years, plus one year for each Year of Service in excess of 10 Years of Service; provided, however, that the Payment Period shall in no event exceed 15 years. The Payment Period shall begin on the first regular Company pay day following the Participant's termination of employment.

(k) Voluntary Change in Status. The first to occur of the following events (i) the Participant is removed as a director of the Company prior to the termination of the Participant's full-time employment with the Company, (ii) the Participant is demoted in title or responsibilities and duties during the Participant's period of employment with the Company, (iii) the Participant is prevented by the board of directors of the Company from exercising the duties and responsibilities of the President or Chief Executive Officer, and as a result thereof the Participant voluntarily terminates employment with the Company, or (iv) there is a breach by the Company of a material provision of the Employment Agreement, which breach remains uncured for at least sixty
(60) days following written notice from the Participant.

(l) Years of Service. The number of complete years included in the period of time commencing on August 1, 1997 and ending on the date the Participant's employment with the Company terminates.

3. DEFERRED COMPENSATION PAYMENTS. Subject to Section 9, if the Participant's employment with the Company terminates for any reason other than his death or Cause, the Participant shall be entitled to receive a payment every two weeks during the Payment Period, with the first such payment being made on the first day of the Payment Period. The amount of each payment shall equal the product of (i) one-twentysixth (1/26) of 60% of Average Annual Compensation multi-plied by (ii) the Participant's Vested Percentage based upon Years of Service and determined in accordance with the following table and the following two sentences:

Years of Service          Participant's Vested
                              Percentage
Less than 4 full years           .00
4 full years                     .10
5 full years                     .20
6 full years                     .30
7 full years                     .40
8 full years                     .60
9 full years                     .80
10 full years or more           1.00

In the event the Participant's employment is terminated by the Company for reasons other than Cause or the Participant incurs a Voluntary Change in Status prior to completing seven full Years of Service, the Participant shall be deemed to have completed seven full Years of Service for purposes of determining his Vested Percentage under the table above. In the event of a Change in Control or the Participant's Disability while the Participant is employed by the Company, the Participant shall be deemed to have completed ten full Years of Service for purposes of determining his Vested Percentage under the table above. Neither the Participant nor any other individual or person including, but not limited to, the Participant's estate, shall be entitled to receive any further payments pursuant to this Section 3 subse-quent to the Participant's death and any benefits payable after the Participant's death shall be determined in accordance with Section 4.

4. PAYMENTS FOLLOWING DEATH.

(a) In the event that the Participant dies before he begins to receive payments under Section 3, the Participant's designated beneficiary shall be entitled to receive a payment every two weeks, with the first such payment being made on the first regular Company pay day following the Participant's death. The amount of each payment shall equal the greater of (i) one-twentysixth (1/26) of 100% of the Participant's annual salary for the calendar year during which the Participant's death occurs, provided, however, that the Participant's salary for such year shall be determined as if the Participant had remained employed by the Company through December 31 of such calendar year, and (ii) the bi-weekly payment amount that the Participant would have received pursuant to Section 3 determined as if the Participant's employment terminated on his date of death for reasons other than his death and other than Cause. In the event that the Participant's designated bene-ficiary receives payments calculated pursuant to clause (i) of the foregoing sentence, such payments shall be made for a period of 10 years; and, in the event that the Participant's designated beneficiary receives payments calculated pursuant to clause (ii) of the foregoing sentence, such payment shall be made for the Payment Period determined as of the date of the Partici-pant's death. Notwithstanding the foregoing, the Participant's designated beneficiary may elect to instead receive a single lump sum payment of an amount equal to the present value, as determined by the certified public accounting firm that prepares the Company's audited financial statements at the time of the Participant's death, of the aggregate amount of such biweekly payments using a discount rate equal to the annual interest rate of 10-year Treasury securities for the month containing the Participant's date of death plus one percent.

(b) In the event that the Participant dies after he begins to receive payments under Section 3, the Participant's designated beneficiary shall be entitled to receive a payment every two weeks with respect to the remainder of the Payment Period. The amount of each payment shall equal the bi-weekly payment amount received by the Participant prior to his death pursuant to Section 3. The first of such payments shall be made to such designated beneficiary as soon as practicable following the first pay day of the Company following the Participant's death. Notwithstanding the foregoing, the Participant's designated beneficiary may elect to instead receive a single lump sum payment of an amount equal to the present value, as determined by the certified public accounting firm that prepares the Company's audited financial statements at the time of the Participant's death, of the aggregate amount of such biweekly payments using a discount rate equal to the annual interest rate of 10-year Treasury securities for the month containing the Participant's date of death plus one percent.

(c) A Participant's designated beneficiary shall be the person or entity designated by the Participant in a writing delivered to the Compensation Committee. If no such designation has been made, or if the designated beneficiary predeceases the Participant, the Participant's designated beneficiary shall be (a) the surviving spouse of such Participant, (b) if there is no surviving spouse, the surviving children of the Participant, in equal shares, (c) if there is no surviving spouse and no surviving children, the executor or administrator of the estate of the Participant or (d) if there is no surviving spouse and no surviving children and if no executor or administrator has been appointed for the estate of the Participant within six months following the date of the Participant's death, the person or persons who would be entitled under the intestate succession laws of the state of the Participant's domicile to receive the Participant's personal Estate, in equal shares.

5. THE COMPENSATION COMMITTEE. The Compensation Committee of the board of directors of the Company shall be responsible for the administration of the Plan. The Compensation Committee shall have the duty and authority to interpret and construe the Plan in regard to all questions of eligibility and benefits under the Plan.

6. CLAIMS PROCEDURE. If the Participant or his beneficiary believes he or she is entitled to benefits pursuant to the Plan in an amount greater than those which he or she is receiving or has received, he or she may file a claim with the Compensation Committee. Such a claim shall be in writing and state the nature of the claim, the facts supporting the claim, the amount claimed, and the address of the claimant. The Compensation Committee shall review the claim and, unless special circumstances require an extension of time, within 90 days after receipt of the claim, give written notice by registered or certified mail to the claimant of its decision with respect to the claim. If special circumstances require an extension of time, the claimant shall be so advised in writing within the initial 90-day period and in no event shall such an extension exceed 90 days. The notice of the Compensation Committee's decision with respect to the claim shall be written in a manner calculated to be understood by the claimant and, if the claim is wholly or partially denied, shall set forth the specific reasons for the denial, specific references to the pertinent Plan provisions on which the denial is based, a description of any additional material or information necessary for the claimant to perfect the claim, an explanation of why such material or information is necessary, and an explanation of the claim review procedure under the Plan. The Compensation Committee shall also advise the claimant that he or his duly authorized representative may request a review by the Compensation Committee of the denial by filing with the Compensation Committee, within 65 days after notice of the denial has been received by the claimant, a written request of such review. The claimant shall be informed that he or she may have reasonable access to pertinent documents and submit comments in writing to the Compensation Committee within the same 65-day period. If a request is so filed, review of the denial shall be made by the Compensation Committee within, unless special circumstances require an extension of time, 60 days after receipt of such request, and the claimant shall be given written notice of the final decision. If special circumstances require an extension of time, the claimant shall be so advised in writing within the initial 60-day period and in no event shall such an extension exceed 60 days. The notice of the final decision shall include specific reasons for the decision and specific references to the pertinent Plan provisions on which the decision is based and shall be written in a manner calculated to be understood by the claimant.

7. NO EMPLOYMENT CONTRACT. The establishment of the Plan shall not be construed as conferring any legal rights on the Participant for a continua-tion of employment; nor shall it interfere with the rights of the Company to discharge him without regard to the effect such discharge might have under the Plan.

8. RIGHTS NOT SECURED. Rights of the Participant under the terms of the Plan shall not require the Company to segregate any of its assets in order to provide for the satisfaction of the obligations hereunder or to make any investment of assets; provided, however, that the Company may satisfy its obligations hereunder through any means it desires. The Participant shall not have any rights to, or with respect to, any specific assets of the Company. All rights of the Participant under the terms of the Plan are the unsecured rights of the Participant against the general assets of the Company.

9. SPENDTHRIFT CLAUSE. It shall be a condition of the payment of the benefits under the Plan that neither such benefits nor any portion thereof shall be assigned, alienated or transferred to any person voluntarily or by operation of any law, including any assignment, division or awarding of property under state domestic relations law (including community property law). If any person endeavors or purports to make any such assignment, alienation or transfer, the amount otherwise provided hereunder which is the subject of such assignment, alienation or transfer shall cease to be payable to any person.

10. WITHHOLDING, ETC. Any payment or delivery required under the Plan shall be subject to all requirements of the law with regard to withholding taxes, filings, and making of reports, and the Company and the Participant shall each use its or his best efforts to satisfy promptly all such requirements, as applicable.

11. AMENDMENT AND TERMINATION. The Company may amend, terminate, cancel or rescind the Plan in whole or in part at any time; provided that no amendment, termination, cancellation or rescission of the Plan shall result in the reduction of any payment amount to the Participant or his beneficiary.

12. SUCCESSORS. The Plan shall be binding upon and inure to the benefit of the Participant and his estate, and the Company and any successors of the Company.

13. GOVERNING LAW. The Plan shall be governed by and construed and enforced in accordance with the laws of the State of Illinois, except to the extent preempted by the Employee Retirement Income Security Act of 1974, as amended.

IN WITNESS WHEREOF, and as evidence of the adoption of the Plan, the Company has caused this instrument to be signed by its duly authorized officer and attested as of the 2nd day of December, 1999.

COBRA ELECTRONICS CORPORATION

By: /s/ Carl Korn

ATTEST:

By: /s/ Gerald M. Laures
Secretary

Exhibit 10-15

COBRA ELECTRONICS CORPORATION DEFERRED COMPENSATION PLAN FOR SELECT EXECUTIVES

1. TITLE AND PURPOSE. The title of the arrangement set forth by the terms of this document, as the same shall be amended from time to time, shall be called Cobra Electronics Corporation Deferred Compensation Plan for Select Executives. Such arrangement (the Plan) is established by Cobra Electronics Corporation (the Company) to provide deferred compensation for the select group of management and highly compensated employees of the Company identified as Participants on Exhibit A hereto. The Plan shall not be a funded plan, and the Company shall be under no obligation to set aside any funds for the purpose of making payments under the Plan. Any payments hereunder shall be made out of the general assets of the Company.

2. DEFINITIONS. As used herein the following words and phrases shall have the following respective meanings when capitalized:

(a) Annual Compensation. The amount of salary and bonus received from the Company by the Participant during a calendar year.

(b) Average Annual Compensation. The average of the Participant's Annual Compensation amounts for the three-calendar year period ending on the December 31 coinciding with or immediately following the date the Participant terminates employment with the Company; provided, however, that if the Participant terminates employment prior to such December 31 the Participant's salary for the calendar year in which he terminates employment with the Company shall be determined as if the Participant had remained employed by the Company through December 31 of such calendar year and the Participant's annual salary remained the same as of the date of the Participant's termina-tion of employment.

(c) Cause. Embezzlement, misappropriation, theft or other criminal conduct, of which the Participant is convicted, related to the property and assets of the Company or willful refusal to perform or substantial disregard of the Participant's duties as assigned to the Participant by the Company's chief executive officer or board of directors, unless the Participant commences immediate corrective actions within 15 days after notice by the Company's chief executive officer or the Chairman of the board of directors of the Company's objection to the Participant's refusal to perform or disregard of the Participant's duties.

(d) Change of Control. (1) Any person, including a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, acquires the beneficial ownership of, and the right to vote, shares having at least 50% of the aggregate voting power of the class or classes of capital stock of the Company having the ordinary and sufficient voting power (not depending upon the happening of a contingency) to elect at least a majority of the directors of the board of directors of the Company (the Outstanding Voting Securities); (2) as the result of any tender or exchange offer, substantial purchase of the equity securities, merger, consolidation, sale of assets or contested election, or any combination of the foregoing trans-actions, the persons who were directors of the Company immediately prior to such transaction or transactions do not constitute a majority of the board of directors of the Company (or of the board of directors of any successor to or assign of the Company) immediately after the next meeting of stockholders of the Company (or such successor or assign) following such transaction; (3) there is consummated a reorganization, merger or consolidation of the Company or sale or other disposition of all or substantially all of the assets of the Company (a Corporate Transaction), excluding any Corporate Transaction pursuant to which (i) all or substantially all of the individuals or entities who are the beneficial owners, respectively, of the Outstanding Voting Securities immediately prior to such Corporate Transaction will beneficially own, directly or indirectly, more than 50% of the combined voting power of the outstanding securities entitled to vote generally in the election of directors of the corporation resulting from such Corporate Transaction (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or indirectly) in substantially the same proportions relative to each other as their ownership, immediately prior to such Corporate Transaction, of the Outstanding Voting Securities; (ii) no person (other than the Company, any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company) will beneficially own, directly or indirectly, 50% or more of the combined voting power of the outstanding securities of the corporation resulting from such Corporate Transaction entitled to vote generally in the election of directors and (iii) the persons who were directors of the Company immediately prior to such Corporate Transaction will constitute at least a majority of the board of directors of the corporation resulting from such Corporate Transaction.

(e) Company. Cobra Electronics Corporation and any corporation which succeeds to the business of Cobra Electronics Corporation.

(f) Compensation Committee. The Compensation Committee of the board of directors of the Company.

(g) Disability. The Participant is physically or mentally unable to perform his duties for a period of 180 consecutive days.

(h) Participant. Each individual selected by the Company to participate in the Plan and identified on Exhibit A. Such individuals shall be limited to a select group of management or highly compensated employees of the Company.
(i) Years of Service. The number of complete years included in the period of time commencing on January 1, 1999 and ending on the date the Participant's employment with the Company terminates.

3. DEFERRED COMPENSATION PAYMENTS. Subject to Section 9, if the Participant's employment with the Company terminates for any reason other than his death or Cause, the Participant shall be entitled to receive a payment every two weeks for a ten-year period, with the first such payment being made on the first regular Company pay day following the Participant's termination of employment. The amount of each payment shall equal the product of (i) one-twentysixth (1/26) of 50% of the Participant's Average Annual Compensation multiplied by (ii) the Participant's Vested Percentage based upon the Participant's Years of Service and determined in accordance with the following table and the following two sentences:

Years of Service                Participant's Vested
                                    Percentage
Less than 4 full years                  .00
4 full years                            .10
5 full years                            .20
6 full years                            .30
7 full years                            .40
8 full years                            .60
9 full years                            .80
10 full years or more                  1.00

In the event of a Change in Control or a Participant's Disability while the Participant is employed by the Company, the Participant shall be deemed to have completed ten full Years of Service for purposes of determining his Vested Percentage under the table above. Neither any Participant nor any other individual or person including, but not limited to, a Participant's estate, shall be entitled to receive any further payments pursuant to this
Section 3 subsequent to the Participant's death and any benefits payable after the Participant's death shall be determined in accordance with Section 4.

4. PAYMENTS FOLLOWING DEATH. (a) In the event that a Participant dies before he begins to receive payments under Section 3, the Participant's designated beneficiary shall be entitled to receive a payment every two weeks for a ten-year period, with the first such payment being made on the first regular Company pay day following the Participant's death. The amount of each payment shall equal one-twentysixth (1/26) of 50% of the Participant's annual salary for the calendar year during which the Participant's death occurs, provided, however, that the Participant's salary for such year shall be determined as if the Participant had remained employed by the Company through December 31 of such calendar year and the Participant's annual salary remained the same as of the date of the Participant's death. Notwithstanding the foregoing, the Participant's designated beneficiary may elect to instead receive a single lump sum payment of an amount equal to the present value, as determined by the certified public accounting firm that prepares the Company's audited financial statements at the time of the Participant's death, of the aggregate amount of such biweekly payments using a discount rate equal to the annual interest rate of 10-year Treasury securities for the month containing the Participant's date of death plus one percent.

(b) In the event that the Participant dies after he begins to receive payments under Section 3, the Participant's designated beneficiary shall be entitled to receive a payment every two weeks with respect to the remainder of the ten-year period that commenced pursuant to Section 3. The amount of each payment shall equal the bi-weekly payment amount received by the Participant prior to his death pursuant to Section 3. The first of such payments shall be made to such designated beneficiary as soon as practicable following the first pay day of the Company following the Participant's death. Notwithstanding the foregoing, the Participant's designated beneficiary may elect to instead receive a single lump sum payment of an amount equal to the present value, as determined by the certified public accounting firm that prepares the Company's audited financial statements at the time of the Participant's death, of the aggregate amount of such biweekly payments using a discount rate equal to the annual interest rate of 10-year Treasury securities for the month containing the Participant's date of death plus one percent.

(c) A Participant's designated beneficiary shall be the person or entity designated by the Participant in a writing delivered to the Compensation Committee. If no such designation has been made, or if the designated beneficiary predeceases the Participant, the Participant's designated beneficiary shall be (a) the surviving spouse of such Participant, (b) if there is no surviving spouse, the surviving children of the Participant, in equal shares, (c) if there is no surviving spouse and no surviving children, the executor or administrator of the estate of the Participant or (d) if there is no surviving spouse and no surviving children and if no executor or administrator has been appointed for the estate of the Participant within six months following the date of the Participant's death, the person or persons who would be entitled under the intestate succession laws of the state of the Participant's domicile to receive the Participant's personal estate, in equal shares.

5. THE COMPENSATION COMMITTEE. The Compensation Committee of the board of directors of the Company shall be responsible for the administration of the Plan. The Compensation Committee shall have the duty and authority to interpret and construe the Plan in regard to all questions of eligibility and benefits under the Plan.

6. CLAIMS PROCEDURE. If a Participant or his beneficiary believes he is entitled to benefits pursuant to the Plan in an amount greater than those which he is receiving or has received, he may file a claim with the Compensa-tion Committee. Such a claim shall be in writing and state the nature of the claim, the facts supporting the claim, the amount claimed, and the address of the claimant. The Compensation Committee shall review the claim and, unless special circumstances require an extension of time, within 90 days after receipt of the claim, give written notice by registered or certified mail to the claimant of its decision with respect to the claim. If special circum-stances require an extension of time, the claimant shall be so advised in writing within the initial 90-day period and in no event shall such an extension exceed 90 days. The notice of the Compensation Committee's decision with respect to the claim shall be written in a manner calculated to be understood by the claimant and, if the claim is wholly or partially denied, shall set forth the specific reasons for the denial, specific references to the pertinent Plan provisions on which the denial is based, a description of any additional material or information necessary for the claimant to perfect the claim, an explanation of why such material or information is necessary, and an explanation of the claim review procedure under the Plan. The Compensation Committee shall also advise the claimant that he or his duly authorized representative may request a review by the Compensation Committee of the denial by filing with the Compensation Committee, within 65 days after notice of the denial has been received by the claimant, a written request of such review. The claimant shall be informed that he may have reasonable access to pertinent documents and submit comments in writing to the Compensa-tion Committee within the same 65-day period. If a request is so filed, review of the denial shall be made by the Compensation Committee within, unless special circumstances require an extension of time, 60 days after receipt of such request, and the claimant shall be given written notice of the final decision. If special circumstances require an extension of time, the claimant shall be so advised in writing within the initial 60-day period and in no event shall such an extension exceed 60 days. The notice of the final decision shall include specific reasons for the decision and specific references to the pertinent Plan provisions on which the decision is based and shall be written in a manner calculated to be understood by the claimant.

7. NO EMPLOYMENT CONTRACT. The establishment of the Plan shall not be construed as conferring any legal rights on a Participant for a continuation of employment; nor shall it interfere with the rights of the Company to discharge him without regard to the effect such discharge might have under the Plan.

8. RIGHTS NOT SECURED. Rights of a Participant under the terms of the Plan shall not require the Company to segregate any of its assets in order to provide for the satisfaction of the obligations hereunder or to make any investment of assets; provided, however, that the Company may satisfy its obligations hereunder through any means it desires. A Participant shall not have any rights to, or with respect to, any specific assets of the Company. All rights of a Participant under the terms of the Plan are the unsecured rights of the Participant against the general assets of the Company.

9. SPENDTHRIFT CLAUSE. It shall be a condition of the payment of the benefits under the Plan that neither such benefits nor any portion thereof shall be assigned, alienated or transferred to any person voluntarily or by operation of any law, including any assignment, division or awarding of property under state domestic relations law (including community property law). If any person endeavors or purports to make any such assignment, alienation or transfer, the amount otherwise provided hereunder which is the subject of such assignment, alienation or transfer shall cease to be payable to any person.

10. WITHHOLDING, ETC. Any payment or delivery required under the Plan shall be subject to all requirements of the law with regard to withholding taxes, filings, and making of reports, and the Company and a Participant shall each use its or his best efforts to satisfy promptly all such requirements, as applicable.

11. AMENDMENT AND TERMINATION. The Company may amend, terminate, cancel or rescind the Plan in whole or in part at any time; provided that no amendment, termination, cancellation or rescission of the Plan shall result in the reduction of any payment amount to a Participant or any beneficiary of the Participant.

12. SUCCESSORS. The Plan shall be binding upon and inure to the benefit of each Participant and his estate, and the Company and any successors of the Company.

13. GOVERNING LAW. The Plan shall be governed by and construed and enforced in accordance with the laws of the State of Illinois, except to the extent preempted by the Employee Retirement Income Security Act of 1974, as amended.

IN WITNESS WHEREOF, and as evidence of the adoption of the Plan, the Company has caused this instrument to be signed by its duly authorized officer and attested as of the 21st day of December, 1999.

COBRA ELECTRONICS CORPORATION

By:    /s/ James Bazet
Title: President and CEO


EXHIBIT A

PLAN PARTICIPANTS

Gerald Laures
Anthony Mirabelli

Exhibit 10-16

COBRA ELECTRONICS CORPORATION
EXECUTIVE RETIREMENT TRUST

TABLE OF CONTENTS

ARTICLE 1
TRUST, TRUSTEE AND TRUST FUND                                                2
Section 1.1.  Trust                                                          2
Section 1.2.  Trustee                                                        2
Section 1.3.  Trust Fund                                                     2
Section 1.4.  Delivery of Funds                                              2

ARTICLE 2
THE ARRANGEMENTS                                                             3
Section 2.1.  Benefit Payments                                               3
Section 2.2.  Delivery of Plan to Trustee                                    3

ARTICLE 3 AUTHORIZED COMPANY REPRESENTATIVES                                 3

ARTICLE 4 RETURNS AND DISTRIBUTIONS FROM THE FUND                            4
Section 4.1.  Return of Trust Assets to the Participating Employers          4
Section 4.2.  Distributions to Beneficiaries                                 5
Section 4.3.  Non-Duplication of Benefits                                    5
Section 4.4.  Withholding of Taxes                                           6
Section 4.5.  Interests Nonassignable                                        6

ARTICLE 5
INVESTMENT OF FUND                                                           7

ARTICLE 6
POWERS AND RIGHTS OF TRUSTEE                                                 7
Section 6.1.  Trustee's Powers                                               7
Section 6.2.  Advice of Counsel                                              8
Section 6.3.  Indemnification of Trustee                                     8
Section 6.4.  Compensation and Expenses                                      8

ARTICLE 7
ACCOUNTS AND REPORTS OF THE TRUSTEE                                          9
Section 7.1.  Records and Accounts of the Trustee                            9
Section 7.2.  Cash Basis of Accounts                                         9
Section 7.3.  Fiscal Year                                                    9
Section 7.4.  Annual Report                                                  9
Section 7.5.  Approval of Reports                                           10

ARTICLE 8
REMOVAL, RESIGNATION AND SUCCESSION OF THE TRUSTEE                          10
Section 8.1.  Removal                                                       10
Section 8.2.  Resignation                                                   10
Section 8.3.  Appointment, Qualifications and Powers of Successor Trustee   11

ARTICLE 9
AMENDMENT OR TERMINATION                                                    12
Section 9.1.  Authority to Amend or Terminate                               12
Section 9.2.  Method of Making Amendment                                    12
Section 9.3.  Termination of Trust                                          13

ARTICLE 10
MISCELLANEOUS                                                               13
Section 10.1.  Protection of Persons Dealing with Trustee                   13
Section 10.2.  Tax Status of Trust                                          13
Section 10.3.  No Interest in Participating Employers Given by Trust        13
Section 10.4.  Successors                                                   13
Section 10.5.  No Other Trustee Duties                                      14
Section 10.6.  Gender and Plurals                                           14
Section 10.7.  Governing Law                                                14

ARTICLE 11
EXECUTION                                                                   14


COBRA ELECTRONICS CORPORATION
EXECUTIVE RETIREMENT TRUST

This TRUST AGREEMENT dated as of January 17, 2000 (this Agreement) is made between Cobra Electronics Corporation, an Illinois corporation (the Company), and Gerald Laures (the Trustee) as such term is further defined hereafter.

WHEREAS, the Company may become obligated under the employment agreement dated as of May 11, 1999 between the Company and Mr. James Bazet (the Employment Agreement) or the Cobra Electronics Corporation Executive Deferred Compensation Plan (the Plan) (the Employment Agreement and the Plan together, the Arrangements) to make payments to James Bazet, the President and Chief Executive Officer of the Company or his beneficiary (Mr. Bazet and such beneficiary being hereinafter called the Beneficiaries);

WHEREAS, such obligations are not funded or otherwise secured; and

WHEREAS, for purposes of assuring the payment of such obligations, the Company desires to deposit with the Trustee, subject only to the claims of the existing or future creditors of the Company, assets sufficient to enable the Trustee to make such payments as they may become due and payable;

NOW THEREFORE, in consideration of the mutual agreements contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

ARTICLE 1  TRUST, TRUSTEE AND TRUST FUND

Section 1.1. Trust. This Agreement and the trust evidenced hereby, as amended and supplemented from time to time, shall be known collectively as the Cobra Electronics Corporation Executive Retirement Trust (the Trust). The Trust shall be irrevocable.

Section 1.2. Trustee. Gerald Laures is hereby designated as the Trustee of the Trust, to receive, hold, invest, administer and distribute the Fund (as hereinafter defined) in accordance with the provisions of this Agreement for the exclusive purpose of providing benefits under the Arrangements to the Beneficiaries and paying the reasonable expenses of administering the Arrangements and the Trust. Such individual in his capacity as such Trustee shall be referred to hereinafter as the Trustee.

Section 1.3. Trust Fund. All cash and marketable securities delivered by the Company to the Trustee hereunder, together with all other assets held in the Trust by the Trustee, are hereinafter called the Fund. Except as herein otherwise provided, title to the Fund shall at all times be vested in the Trustee, subject to the right of the Trustee to hold title to particular assets in bearer form or in the name of a nominee or nominees; and the interest of the Beneficiaries in the assets of the Fund shall be limited to the right to have such assets received, held, invested, administered and distributed by the Trustee in accordance with the provisions of the Trust.

Section 1.4. Delivery of Funds. (a) Concurrently with the execution and delivery of this Agreement, the Company has delivered to the Trustee the Pacific Select Executive Variable Universal Life Insurance Policy purchased by the Company in respect of James Bazet, to be held in the Fund. (b) The Company may deliver to the Trustee, to be held in the Fund, such other cash or other property (or any combination thereof) as is reasonably estimated to be necessary to pay the expenses and other costs of maintaining the Trust or as the Company may elect, in its sole discretion, to contribute to the Fund.

ARTICLE 2  THE ARRANGEMENTS

Section 2.1. Benefit Payments. Benefits payable pursuant to the Employment Agreement or the Plan, copies of which are attached hereto, shall be payable from the Trust.

Section 2.2. Delivery of Plan to Trustee. The Company shall provide to the Trustee any and all amendments, supplements or other documentation with regard to the Employment Agreement or the Plan, including the adoption of any additional or successor documents with respect thereto. The Company further agrees to provide to the Trustee any and all pertinent information regarding the obligations of the Trustee to the Beneficiaries hereunder.

ARTICLE 3 AUTHORIZED COMPANY REPRESENTATIVES

The Company shall furnish the Trustee the name and specimen signature of each person upon whose certification of any calculation, decision or direction of the Company the Trustee is authorized to rely. Until notified of a change in the identity of such person or persons, the Trustee shall act upon the assumption that there has been no such change.

ARTICLE 4 RETURNS AND DISTRIBUTIONS FROM THE FUND

Section 4.1. Return of Trust Assets to the Participating Employers. If the Company becomes insolvent, the Trustee shall immediately cease distributions from the Fund pursuant to Section 4.2 and shall hold the Fund for the benefit of the Company's general creditors. For purposes of the Trust, the Company shall be deemed to be insolvent if:
(a) the Company (1) is generally not paying its debts as they become due, (2) files, or consents by answer or otherwise to the filing against it of, or fails to controvert in a timely manner, a petition for relief, reorganization or arrangement under, or any other petition in bankruptcy or for liquidation under, or to take advantage of, any bankruptcy or insolvency law of any jurisdiction, (3) makes an assignment for the benefit of its creditors, (4) consents to the appointment of a custodian, receiver, trustee or other officer with similar powers of itself or of any substantial part of its property, (5) is adjudicated insolvent or is liquidated in any insolvency proceeding or (6) takes corporate action for the purpose of any of the foregoing; or (b) a court or governmental authority of competent jurisdiction enters an order appointing, without consent by the Company, a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property; or an order for relief is entered in any case or proceeding for liquidation or reorganization or otherwise to take advantage of any bankruptcy or insolvency law of any jurisdiction, or ordering the dissolution, winding-up or liquidation of the Company; or any petition for any such relief is filed against the Company and such petition is not dismissed within 30 days.

The Trustee shall, if ordered by a court of competent jurisdiction, distribute the assets of the Trust relating to the Company as such court may direct to pay the claims of creditors without regard to the amount of other assets of the Company available to pay such claims.

The Company shall notify the Trustee immediately after the occurrence of any event of insolvency, as specified in the preceding paragraph. If the Trustee receives any written allegation (other than from the Company) that the Company is insolvent, he shall immediately suspend distributions from the Fund pursuant to Section 4.2 and shall, within five days after the receipt of such allegation, request a written confirmation or denial by the Company, under oath, of such allegation. The Trustee shall not resume such distributions if the Company confirms it is insolvent and the Trustee shall resume such distributions if the Company confirms that it is not insolvent. In the absence of such notification or allegation, the Trustee shall be entitled to make their own determination as to whether the Company has become insolvent based on information available to him, but the Trustee shall not be under any duty to make any investigation as to the insolvency or financial status of the Company.

If at any time the Company satisfies the Trustee that all benefits under the Arrangements and any distributions required under this Trust have been paid or otherwise duly provided for, the Trustee shall return the Fund to the Company.

Section 4.2. Distributions to Beneficiaries. (a) The Trustee shall make distributions to the Beneficiaries in the amounts and at the times specified by the Company to the Trustee. The Company may direct the Trustee to withhold any payment or to reduce the amount of any payment to any Beneficiary on account of any amount alleged to be owed by such Beneficiary to the Company.

Section 4.3. Non-Duplication of Benefits. Neither the creation of the Trust nor the transfer of cash or marketable securities by the Company to the Trustee shall to any extent release the Company from its obligation to pay or cause to be paid all benefits to which any person is entitled under the Arrangements, except any payment of benefits by the Trustee to any person shall be deemed to constitute payment by the Company and shall satisfy the obligation of the Company to pay the benefits so paid by the Trustee. The Trustee and the Company shall each advise the other in writing of the payment of any benefits specified in any list delivered by the Company to the Trustee, setting forth names and addresses of the Beneficiaries entitled to any benefit payment hereunder and the time and manner in which such benefit payment shall be made (Benefit Designation) to the end that there shall be no duplicate payment, and any Benefit Designation theretofore delivered to the Trustee shall be revised to reflect any benefits which have been paid directly by the Company.

Section 4.4.Withholding of Taxes. The Trustee may withhold from any distribution which he is required to make hereunder such sum as the Trustee reasonably estimates to be necessary to cover any taxes for which the Trustee may be liable with respect to such distribution. The Trustee shall be responsible for (a) paying to the appropriate taxing authority all taxes so withheld; (b) furnishing to each person receiving a distribution from the Trust appropriate tax information respecting such distribution and withholding (if any); and (c) preparing and filing all information reports or returns required to be filed. Upon discharge or settlement of such tax liability, the Trustee shall distribute the balance of such sum, if any, to the distributee from whose distribution it was withheld, or if such distributee is then deceased, to such other person designated as a beneficiary under the Arrangements. Prior to making any distribution hereunder the Trustee may require such releases or other documents from any taxing authority, or may require such indemnity and surety bond, as the Trustee reasonably deems necessary for his protection.

Section 4.5. Interests Nonassignable. No right or interest of any Beneficiary or distributee to receive distributions from the Trust shall be assignable or transferable in whole or in part, either directly, by operation of law or otherwise, including, but not by way of limitation, execution, levy, garnishment, attachment, pledge or bankruptcy, but excluding devolution by death or mental incompetency; and no right or interest of any Beneficiary or distributee to receive distributions from the Trust shall be liable for, or subject to, any obligation or liability of such Beneficiary or distributee, including claims for alimony or the support of any spouse.

ARTICLE 5 INVESTMENT OF FUND

Contributions by the Company to the Trust may be in the form of cash or other property. Assets transferred to the Trust by the Company may be sold by the Trustee if the Trustee reasonably determines that funds are needed to make payments hereunder. Cash paid to the Trustee shall be invested in the manner provided by the Company. The Trustee shall not be liable as a result of its retaining any investment, nor for any loss to or diminution of the Trust assets resulting from any such action.

ARTICLE 6  POWERS AND RIGHTS OF TRUSTEE

Section 6.1. Trustee's Powers. The Trustee shall have the following powers and rights, in addition to those vested in him elsewhere in this Agreement or by law: (a) to retain any marketable securities transferred to the Trustee, irrespective of the extent of diversification or any law or rule of court concerning trust investments, or to sell any such securities; (b) to cause any assets to be held or registered in the Trustee's name individually, in the name of a nominee or in such other form as the Trustee deems best, in each case without disclosing the Trust relationship and without retaining possession and control of the assets so held or registered; (c) to vote in person or by general or limited proxy, or refrain from voting, any securities for any purpose in the event that such securities shall be entitled to vote with respect to any matter; to exercise or sell any conversion rights; to consent to and join in or oppose any reorganization, consolidation, merger, recapitalization, spin-off, combination or any other change in the corporate structure of the issuer of any securities held by the Trustee or any exchange of such securities for other securities or cash, and in connection therewith to deposit and accept and hold other securities or cash received therefor;
(d) to employ agents, attorneys, accountants, actuaries, brokers, custodians and proxies and to delegate to them such powers as the Trustee deems advisable;
(e) to contest, prosecute, compromise or abandon claims or other charges in favor of or against the Trust, and the Company shall indemnify the Trustee against all expenses and liabilities sustained or anticipated by him by reason thereof; (f) to perform other acts necessary or appropriate for the proper administration of the Trust, execute and deliver necessary instruments and give full receipts and discharges; and (g) to interpret the terms and provisions of the Trust, to establish and revise rules and regulations relating to the Trust and to make any other determinations that he believes are necessary or advisable for the administration of the Trust.

Section 6.2. Advice of Counsel. The Trustee may consult with legal counsel, who may be counsel for the Company, independent actuaries, who may be regularly retained by the Company, independent public accountants who may be regularly retained by the Company, or other experts in respect of any of their rights, powers, duties or obligations hereunder, and shall be fully protected in relying on the advice of such counsel, actuaries, accountants or other experts.

Section 6.3. Indemnification of Trustee. The Trustee shall be indemnified and held harmless by the Company from and against any and all liability to which the Trustee shall be subjected by reason of carrying out their duties and obligations under the Trust, including all expenses reasonably incurred in their defense if the Company fails to provide such defense, other than any liability arising out of the Trustee's negligence or willful misconduct.

Section 6.4. Compensation and Expenses. The Trustee shall be entitled to such reasonable compensation as may be agreed upon from time to time by the Company and the Trustee. The Trustee is authorized and directed to pay from the Fund all costs and expenses incurred in administering the Fund, including the compensation, fees and expenses of the Trustee, the fees of any party consulted pursuant to Section 6.2, and other administrative expenses to the extent such expenses are not paid by the Company.

ARTICLE 7 ACCOUNTS AND REPORTS OF THE TRUSTEE

Section 7.1. Records and Accounts of the Trustee. The Trustee shall maintain accurate and detailed records and accounts of all transactions of the Trust and make them available at all reasonable times for inspection or audit by any person designated by the Company. At the direction of the Company, the Trustee shall submit to the independent accountants for the Company and to others designated by the Company such valuations, reports or other information as any of them may reasonably require.

Section 7.2. Cash Basis of Accounts. All accounts of the Trustee shall be kept on a cash basis.

Section 7.3. Fiscal Year. The fiscal year of the Trust shall be the same as the fiscal year of the Company; and if the Company notifies the Trustee that the Company has changed its fiscal year, the Trustee shall take the necessary steps to change the fiscal year of the Trust to correspond therewith.

Section 7.4. Annual Report. As soon as practicable after the end of each fiscal year of the Trust, the Trustee shall file with the Company at its request a written report setting forth all transactions with respect to the Fund during such fiscal year or during the period from the end of the last fiscal year to the date of the Trustee's removal or resignation and listing the assets of the Fund and the market values thereof as of the last business day of the period covered by such report.

Section 7.5. Approval of Reports.   Upon the receipt by the Trustee of the
Company's written approval of any report delivered pursuant to Section 7.4, or upon the expiration of three months after delivery of any such report to the Company, such report (as originally filed if no objection shall have been timely made by the Company, or as adjusted pursuant to agreement between the Company and the Trustee) shall be deemed to be final, except as to such matters, if any, specified by written objections theretofore delivered to the Trustee by the Company regarding which the Trustee has not yet given an explanation or made adjustments satisfactory to the Company, and the Trustee shall be released and discharged as to all matters set forth in such report (other than any unresolved matters set forth in such written objections) to the same extent as though such report has been settled and allowed by a decree of a court having competent jurisdiction regarding such report, the Trustee and the Company. The Trustee, nevertheless, shall have the right to have his accounts and reports settled by judicial proceedings if he so elects, in which event the Company and the Trustee shall be the only necessary parties (although the Trustee may also join such other parties as he may deem appropriate).

ARTICLE 8 REMOVAL, RESIGNATION AND SUCCESSION OF THE TRUSTEE

Section 8.1. Removal. The Company, by resolution of its Board of Directors, may remove any Trustee at any time, such removal to take effect at the discretion of the Company upon written notification to the Trustee or the effective date of the appointment of a successor Trustee as hereinafter provided.

Section 8.2.Resignation. Any Trustee may resign by delivering to the Company a written resignation to take effect upon the earlier of the 60th day after the delivery thereof to the Company or upon such earlier date as may be acceptable to the Company.

Section 8.3. Appointment, Qualifications and Powers of Successor Trustee. The Company may appoint additional or successor Trustees at any time by resolution of its Board of Directors, such appointment to become effective upon the delivery to any Trustee then in office and to any removed or resigning Trustee of a copy of such resolution certified by an officer of the Company and upon written acceptance of the Trust by the additional or successor Trustee so appointed. Until such appointment of an additional or successor Trustee is effective, the remaining Trustee or Trustees shall have full authority to act under the terms of the Trust. Each additional or successor Trustee shall have all rights, powers, titles, discretions, duties and immunities given to, or acquired by, the original Trustee. The legal title to the assets of the Fund shall be and remain vested in the Trustee or Trustees from time to time acting hereunder without any transfer or conveyance to, by or from any succeeding or retiring Trustee. No successor Trustee shall be liable for the acts or omissions of any prior Trustee or be obligated to examine the accounts, acts or omissions of any prior Trustee. If there is at any time more than one Trustee acting hereunder, such Trustees may act at a meeting, or by writing without a meeting, by the vote or written assent of the majority of such Trustees, provided, however, that checks drawn in the name of the Trust or such Trustees and instruments transferring property on behalf of the Trust or such Trustees need be signed by only one Trustee, and further provided, that any written instruction, direction, request, consent or other communication delivered to any third party shall, if signed by only one Trustee, be sufficient to evidence the action of such Trustees and may be accepted and relied upon by any such recipient as fully as though signed by all of the Trustees.

ARTICLE 9 AMENDMENT OR TERMINATION

Section 9.1. Authority to Amend or Terminate. The Company by resolution of its Board of Directors shall have the right at any time and from time to time to amend the Trust in any manner, in whole or in part; provided, however, that no such amendment shall change the duties or liabilities of the Trustee without his written consent. The Company by resolution of its Board of Directors shall have the right to terminate the Trust at any time after the Beneficiaries are no longer entitled to benefits pursuant to the terms of the Arrangements. Upon termination of the Trust, any assets remaining in the Trust shall be returned to the Company as the Company directs. The Board of Directors in its sole discretion may direct the Trustee to transfer assets of the Trust to another trust maintaining separate accounts for any Beneficiaries if the assets transferred to such other trust are to be used for the payment of the Company's obligations under the Arrangements. Notwith-standing the preceding, no such transfer of assets shall be made to another trust if such transfer or other trust would in any manner diminish or otherwise adversely affect the rights of Beneficiaries under Article 4 or provide for the distribution of part or all of the Fund to the Company under circumstances other than those described in Article 4.

Section 9.2. Method of Making Amendment. Each amendment of the Trust shall be made by delivery to the Trustee of a written instrument setting forth such amendment duly executed by the Company. Such written instrument (with the consent of the Trustee endorsed thereon, if his duties or liabilities are changed thereby) shall constitute the instrument of amendment. Notwithstand-ing the preceding, no amendment shall be made to the Trust which would in any manner (i) diminish or otherwise adversely affect the rights of Beneficiaries under Article 4 or the Arrangements, (ii) provide for the distribution of part or all of the Fund to the Company under circumstances other than those described in Article 4 or (ii) make the Trust revocable.

Section 9.3. Termination of Trust. Termination of the Trust shall occur when the Trustee shall cease to hold any assets hereunder.

ARTICLE 10 MISCELLANEOUS

Section 10.1. Protection of Persons Dealing with Trustee. No person, other than the Company or its representatives, dealing with the Trustee shall be required or entitled to see to the application of any money paid or property delivered to the Trustee, or to determine whether or not the Trustee are acting pursuant to authority granted to them hereunder or to authorizations or directions herein required.

Section 10.2. Tax Status of Trust. The Trust is intended to be a trust the assets of which are deemed to be owned for federal income tax purposes by the Company as grantors pursuant to subchapter J of the Internal Revenue Code of 1986, as amended. Until advised otherwise, the Trustee may conclusively assume that the Trust is not subject to federal income tax.

Section 10.3. No Interest in Participating Employers Given by Trust. Neither the creation of the Trust nor anything contained in this Agreement shall be construed as giving any person or employee of the Company any equity or interest in any assets (other than the Fund), business or affairs of the Company or any right to continue in the employ of the Company.

Section 10.4. Successors. In the event that the Company is converted into, merges or consolidates with, or sells or transfers substantially all of its assets to another entity, the successor entity resulting from such conversion, merger or consolidation, or to which such sale or transfer has been made, shall thereupon become and be the Company, and this Trust agreement shall be binding on such successor.

Section 10.5. No Other Trustee Duties. Except for those duties imposed on the Trustee by law, the duties and responsibilities of the Trustee shall be limited to those duties and responsibilities described in this Agreement and in any amendments and supplements thereto.

Section 10.6. Gender and Plurals. Words in the masculine gender shall include the feminine gender, and, unless the context otherwise requires, words in the singular shall include the plural and words in the plural shall include the singular.

Section 10.7. Governing Law. This Agreement and the Trust shall be governed by, and construed in accordance with, the internal laws (as opposed to conflict of law provisions) of the State of Illinois.

ARTICLE 11 EXECUTION

This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

IN WITNESS WHEREOF, the Company and the Trustee, to evidence the establishment of the Trust, have each caused the Trust to be signed and the Company has caused its corporate seal to be hereto affixed by its authorized officers, all on this 17th day of January, 2000.

COBRA ELECTRONICS CORPORATION
By:       /s/ Gerald M. Laurs
Title:    VP Finance & CFO

TRUSTEE
         /s/ Gerald M. Laures