Form 10-Q
period 2000-03-31
COBRA ELECTRONICS CORP
filed 2000-05-15
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

  (Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000

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

Number of shares of Common Stock of Registrant outstanding at May 8, 2000:
 6,132,380

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Cobra Electronics Corporation and Subsidiaries
            Condensed Consolidated Statements of Income
               (in thousands, except per share amounts)

                                     For the Three Months Ended
                                              (Unaudited)
                                     --------------------------
                                        March 31,    March 31,
                                          2000         1999
                                        ---------    ---------
Net sales...........................    $ 21,299    $  19,874
Cost of sales.......................      15,163       14,809
                                        ---------    ---------
 Gross profit.......................       6,136        5,065

Selling, general and
 administrative expense.............       5,156        4,829
                                        ---------    ---------
 Operating income...................         980          236

Other income (expense):
  Interest expense..................         (74)        (258)
  Other income, net.................         113           82
                                        ---------    ---------
Income before taxes.................       1,019           60
Income taxes........................        (391)          23
                                        ---------    ---------
Net income .........................    $    628      $    37
                                        =========    =========
Net income per common share:
 Basic...............................    $   0.10     $   0.01

 Diluted.............................    $   0.10     $   0.01

Weighted average shares outstanding:
 Basic..............................        6,146        6,077

 Diluted............................        6,364        6,223


Cash dividends......................        None        None

See notes to condensed consolidated financial statements.

          Cobra Electronics Corporation and Subsidiaries
               Condensed Consolidated Balance Sheets
                       (dollars in thousands)

                                 As of                As of
                                March 31,          December 31,
                                  2000                1999
                               (Unaudited)
                               ------------        ------------
ASSETS:

Current assets:
  Cash........................  $      587          $       93
  Receivables, less allowance
    for claims and doubtful
    accounts of $1,430 at March
    31, 2000 and $1,381 at
    December 31, 1999 ........      22,356              25,565
  Inventories, primarily
    finished goods............      15,205               8,689
  Deferred income taxes.......       4,997               4,997
  Other current assets........       1,874               4,192
                               ------------        ------------
  Total current assets........      45,019              43,536
                               ------------        ------------

Property, plant and equipment,
  at cost:
  Land........................         330                 330
  Building and improvements...       3,654               3,619
  Tooling and equipment.......      14,112              13,915
                               ------------        ------------
                                    18,096              17,864
  Accumulated depreciation....     (13,475)            (13,042)
                               ------------        ------------
  Net property, plant and
    equipment.................       4,621               4,822
                               ------------        ------------

Other assets:
   Deferred income taxes......       4,581               4,581
   Cash surrender value of
   officers= life insurance
   policies...................       5,629               5,499
   Other......................       1,014               1,141
                               ------------        ------------
   Total other assets               11,224              11,221
                               ------------        ------------
Total assets..................  $   60,864         $    59,579
                               ============        ============

See notes to condensed consolidated financial statements.

             Cobra Electronics Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (dollars in thousands)

                                  As of                As of
                                 March 31,         December 31,
                                   2000                1999
                                (Unaudited)
                               ------------        ------------
LIABILITIES AND SHAREHOLDERS'
   EQUITY:

Current liabilities:
  Accounts payable............ $     2,254         $     2,792
  Accrued salaries and
  commissions.................         698               1,326
  Accrued advertising and
  sales promotion costs.......       2,106               2,800
  Accrued product warranty
  costs.......................       2,175               2,916
  Other accrued liabilities...       1,684               1,456
  Short-term debt.............       7,158               4,083
                               ------------        ------------
  Total current liabilities...      16,075              15,373
                               ------------        ------------

  Deferred compensation.......       2,729               2,634
                               -----------         ------------
Total liabilities:............      18,804              18,007
                               -----------         ------------

Shareholders' equity:

  Preferred stock, $1 par
    value, shares authorized-
    1,000,000; none issued....         ---                 ---
  Common stock, $.33 1/3 par
    value,12,000,000 shares
    authorized; 7,039,100
    issued for 2000 and 1999;.       2,345               2,345
  Paid-in capital.............      20,207              20,301
  Retained earnings...........      25,083              24,455
                               ------------        ------------
                                    47,635              47,101

  Treasury stock, at cost
    (903,766 for 2000 and
      921,009 for 1999) ......      (5,575)             (5,529)
                               ------------        ------------
  Total shareholders' equity..      42,060              41,572

Total liabilities and share-
  holders' equity............. $    60,864          $   59,579
                               ============        ============

See notes to condensed consolidated financial statements.

           Cobra Electronics Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows
                       (dollars in thousands)

                                    For the Three Months Ended
                                             (Unaudited)
                                 --------------------------------
                                      March 31,         March 31,
                                        2000              1999
                                     ----------        ----------
Cash flows from operating activities:
Net income from operations            $    628          $     37
Adjustments to reconcile net income
   from operations to net cash
   provided by (used for)
   operating activities:
   Depreciation and amortization           501               404
    Other current assets.........        2,298                53
    Other assets.................          (53)             (203)
    Accounts payable.............         (538)              220
    Accrued liabilities..........       (1,835)           (1,610)
    Deferred compensation........           95                15
  Net cash flows from (used by)
     operating activities........       (2,211)            1,626
                                     ----------        ----------

Cash flows from investing activities:
   Capital expenditures..........         (232)             (278)
  Net cash flows (used in)
    Investing activities.........         (232)             (278)
                                     ----------        ----------

Cash flows from financing activities:
 Net borrowings (repayments)under the
    line-of-credit agreement.....        3,075              (168)
 Transactions related to exercise
    of common stock options, net.           87                82
 Transactions related to stock
    repurchase...................         (225)              (19)
                                     ----------        ----------
Net cash flows from (used in)
    financing activities.........        2,937              (105)
                                     ----------        ----------
Net increase in cash... .........          494             1,243
Cash at beginning of period......           93               100
                                     ----------        ----------
Cash at end of period............      $   587           $ 1,343
                                     ==========        ==========

Supplemental disclosure of cash flow information
Cash paid during the period for:
      Interest                         $    64           $   258
      Taxes                                115                63

See notes to condensed consolidated financial statements.

           Cobra Electronics Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements
                         (Unaudited)

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Consolidated Balance Sheet as of December 31, 1999 has been derived from the audited consolidated balance sheet as of that date. It is suggested that these financial state-ments be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, the information contained herein reflects all adjust-ments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

ll such adjustments are of a nor

(1) PURCHASE ORDERS AND COMMITMENTS

At March 31, 2000 and 1999, the Company had outstanding purchase orders with suppliers totaling approximately $54.9 million and $20.9 million, respectively.


(2) EARNINGS PER SHARE

                                   2000            1999
Income:

Income available to common
   shareholders (thousands)        $     628      $      37

Basic earnings per share:

Weighted-average shares
   outstanding                      6,145,648      6,076,749
                                    =========      =========
Basic earnings per share           $     0.10      $    0.01
                                   ==========      =========
Diluted earnings per share:

Weighted-average shares
   outstanding                      6,145,648      6,076,749
Diluted shares issuable
   in connection with stock
   option plans                       594,625        691,250
Less: shares purchasable
   with proceeds                     (376,599)      (544,802)
                                    ----------     ----------
Total                               6,363,674      6,223,197
                                    =========      =========
Diluted earnings per share          $    0.10      $    0.01
                                    =========      =========


(3) NEW ACCOUNTING PRONOUNCEMENTS -

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all deriva-tives as either assets or liabilities in the balance sheet and measure these instruments at fair value. This statement also requires changes in the fair value of derivatives to be recorded each period depending on the intended use of derivatives. In June 1999, the FASB deferred the effective date of FASB
No. 133 to fiscal years beginning as of June 15, 2000. The Company must adopt SFAS No. 133 no later than fiscal year 2001. The Company is in the process of assessing the impact that adopting SFAS No. 133 will have on its financial position and results of operations when such statement is adopted.


Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations


               ANALYSIS OF RESULTS OF OPERATIONS

First Quarter 2000 vs. First Quarter 1999:
------------------------------------------

For the first quarter ended March 31, 2000, net income was $628,000, or $0.10 per diluted share, compared to net income of $37,000, or $0.01 per diluted share, in the first quarter of 1999. The increase is primarily due to higher sales and stronger margins.

Sales for the first quarter of 2000 increased 7.2% to $21.3 million from sales of $19.9 million in the first quarter of 1999. Contributing to this increase were higher sales of radar detectors and of microTALK(tm) Family Radio Service ("FRS") and European Private Mobile Radio ("PMR") two-way radios. Radar sales benefited from shipments of the Company's new 9 Band(tm) detectors, which have the Company's exclusive Strobe Alert(tm) technology. Sales of microTALK were up because of shipments of several new models hich approved the U.S. technology late in the first quarter.

Gross margins improved in the current quarter to 28.8% from 25.5%, primarily due to stronger margins on 9 Band(tm) radar detectors and on both domestic and European microTALK radios.

Net selling, general and administrative expense increased $327,000 in the first quarter of 2000 from the same period a year ago, but as a percentage of net sales, decreased to 24.2% from 24.3% in the prior year's quarter. The overall increase primarily reflects additional variable selling expenses due to the increase in sales volume and an increase in overall payroll related expenses. Partially offsetting these increases was a decrease of approximately $230,000 related to a one-time charge in the first quarter expenses incurred for the terminated Beltronics acquisition.

Interest expense for the current quarter decreased $184,000 compared to the prior year's first quarter, primarily due to lower average debt levels, the result of lower inventory levels compared to the prior year's quarter.

For the first quarter of 2000, the Company had a provision for income taxes of $391,000 compared to a $23,000 tax provision for the prior year's quarter. Both years reflect an effective tax rate of 38.4%


                  LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $2.2 million during the first quarter of 2000, primarily due to an increase in inventories and a decrease in other accrued liabilities, partially offset by a decrease in receivables. Inventories increased due mainly to MicroTALK radios and radar detectors in anticipation of increased purchases by mass merchant customers for spring promotions. Accrued liabilities decreased because deductions were taken by customers against normal year-end advertising accruals during the first quarter of 2000. Additionally, payments relating to awards earned in 1999 under the Company's incentive bonus and profit sharing programs were made in the first quarter of 2000. The decrease in receivables reflected heavy collections related to the high volume of fourth quarter sales, particularly strong December 1999 sales. Debt increased $3.1 million during the first quarter primarily due to higher inventory levels and, at March 31, 2000, the Company had approximately $17.8 million of unused credit line.

In late August 1998, the Company's board of directors authorized a program to repurchase up to $1 million of the Company's common shares. On May 17, 1999, the Company announced that a second repurchase program had been approved to acquire up to a $1 million of common stock. During the first quarter of 2000, the Company spent $225,000 to repurchase 40,000 of its common shares. Through March 31, 2000, the Company has repurchased 359,200 of its common shares at a total cost of approximately $1.4 million.

Item 3   Market Risk and Financial Instruments

The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the $7.2 million of debt of the Company outstanding at March 31, 2000. The debt is priced at interest rates that float with the market, which therefore minimizes interest rate exposure. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximately $36,000 increase or decrease in interest expense and cash flows. The Company does not use deriva-tive financial or commodity instruments for trading or other purposes.

The Company's suppliers are located in foreign countries, principally in the Far East, and the Company made approximately 3.9% of its sales outside the United States in 1999, however, the Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in US dollars.

                          PART II
                       OTHER INFORMATION


Items 1, 2, 3, 4 and 5 Not Applicable.
----------------------------------------


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
a) Exhibits:

   	Exhibit No.      Description
   	-----------      ---------------------------------------------
     10-17     	     Employment Agreement addendum between Cobra
                     Electronics Corporation and Atnyony A. Mirabelli

     10-18    	      2000 Stock Option Plan

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


                             COBRA ELECTRONICS CORPORATION


                             By:  /S/ Gerald M. Laures
                                  ------------------------
                                  Gerald M. Laures
                                  Vice President - Finance,
                                  and Corporate Secretary


Dated: May 15, 2000

EXHIBIT 10-17


Anthony Mirabelli
Addendum to Employment Agreement
April 20, 1999
Page 1 of 2


ADDENDUM TO EMPLOYMENT AGREEMENT PROVISIONS


This addendum to the Employment Agreement between Anthony Mirabelli ("Employee") and Cobra Electronics Corporation ("Company"), is entered into and effective as of the date last appearing opposite the signatures of Employee and Company below.

Employee and the Company acknowledge that the Agreement between them dated January 31, 1997 ("the Agreement") must be modified in order to coordinate the annual salary reviews and bonus awards given to Employee by the Company consistent with the terms of the Agreement, and the parties agree and acknowledge that the following modifications to the Agreement shall be made for good and value both consideration, receipt and sufficiency of which is acknowledged including, but not limited to, the provisions of this addendum ("Addendum") to the Agreement.

Therefore, Employee and Company further agree as follows:

"During your employment for the calendar year 1998 (January 1 - December 31), you shall receive a regular annual salary at the rate of $182,000 per year, payable biweekly. Thereafter, your salary will be reviewed on an annual basis by the Compensation Committee of the Company's Board of Directors, with any salary adjustments, effective to January 1st of that year. Any future adjustments to your base salary will be computed pursuant to the provision of Sections II and III of your "Annual Employee Compensation Program" docment signed and agreed to by yourself and James R. Bazet, President and Chief
Executive Officer.  (See "1998 Employee	Compensation Program" attached). The
Company shall in no event reduce Employee's salary below the highest regular annual salary rate at any time paid or payable to Employee by the Company pursuant to the terms of this Agreement or otherwise, for any year in which Employee is employed by the Company. No salary review may be utilized to reduce Employee's regular annual salary below the rate in effect for Employee at the time of that review. Any increase in Employee's regular annual salary awarded by the Company pursuant to these provisions shall operate as the base for any bonus computation pursuant to this Agreement and pursuant to the "Annual Employee Compensation Program" in effect for any year the Employee remains employed by the Company. In addition, if Employee is granted severance pursuant to Paragraph 9 of this Agreement, the rate of regular annual salary upon which said severance is based shall be the regular annual salary in effect pursuant to this Agreement for the Employee for the year in which termination of employment by Employee occurs, and like the regular annual salary said severance shall not be reduced by any action of the Board of Directors of the Company or by the Company below the rate for the regular annual salary and bonus in effect in such year."

C.  Paragraph 3 of the Agreement is amended as follows:

"In addition to your regular annual salary, you shall be eligible to receive a bonus of 35% of your January 1st annualized base salary, for any full year of employment with the Company. For 1998, your target bonus amount would be $63,700. While your target bonus percentage will remain at 35% of annual base salary, the future criteria for determining the actual amount of bonus that you may receive will be reflected in Section IV of your "Annual Employee Compensation Program" document, as agreed to and signed by both yourself and James R. Bazet, President and Chief Executive Officer."

D. The Company and Employee agree that in all other respects the Agreement remains in full force and effect pursuant to its provisions as originally executed January 31, 1997.

COBRA ELECTRONICS CORPORATION

BY: /S/ James R. Bazet
As its: President and Chief Executive Officer     Date: April 20, 1999

/s/Anthony Mirabelli                              Date: April 20, 1999

EXHIBIT 10-18

COBRA ELECTRONICS CORPORATION 2000 STOCK OPTION PLAN

I. Introduction

1.1 Purposes. The purpose of the 2000 Stock Option Plan (the "Plan") of
Cobra Electronics Corporation (the "Company") and its subsidiaries from time to time (individually a "Subsidiary" and collectively the "Subsidiaries") are to align the interests of the Company's stockholders and the receipients of options under this Plan by increasing the proprietary interest of such recipients in the Company's growth and success and to advance the interests of the Company by attracting and retaining officers and other employees.
For purposes of this Plan, references to employment by the Company shall also mean employment by a Subsidiary.

1.2 Administration. This Plan shall be administered by a committee (the "Committee") designated by the Board of Directors of the Company (the "Board") consisting of at least two members of the Board, each of whom may be a "Non-Employee Director" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and an "outside director" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code").

The Committee shall, subject to the terms of this Plan, select eligible persons for participation in this Plan and determine the number of shares of common stock, $.33 1/3 par value, of the Company ("Common Stock") subject to each option granted hereunder, the exercise price of such option, the time and conditions of exercise of such option and all other terms and conditions of such option, including, without limitation, the form of the option agree-ment. The Committee shall, subject to the terms of this Plan, interpret this Plan and the application thereof, establish rules and regulations it deems necessary or desirable for the administration of this Plan, and may impose, incidental to the grant of an option, conditions with respect to the grant, such as limiting competitive employment or other activities. All such inter-pretations, rules, regulations and conditions shall be conclusive and binding on all parties. Each option hereunder shall be evidenced by a written agree-ment (an "Agreement") between the Company and the optionee setting forth the terms and conditions applicable to such option.

A majority of the committee sshall constitute a quorum. The acts of the Committee shall be either (i) acts of a majority of the members of the Committee present at any meeting at which a quorum is present or (ii) acts approved in writing by all of the members of the Committee without a meeting.

1.3 Eligibility. Participants in this Plan shall consist of such officers and other employees or persons who are expected to become employees of the Company and its Subsidiaries as the Committee in its sole discretion may select from time to time. The Committee's selection of a person to partici-pate in this Plan at any time shall not require the Committee to select such person to participate in this Plan at any other time.

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

To the extent required by Section 162(m) of the Code and the rules and regulations thereunder, the maximum number of shares of Common Stock with respect to which options may be granted during any calendar year to any person shall be 150,000, subject to adjustment as provided in Section 3.7.

II. STOCK OPTIONS

2.1 Grants Of Stock Options. The Committee may, in its discretion, grant options to purchase shares of Common Stock to such eligible persons as may be selected by the Committee. Each option, or portion thereof, that is not an incentive stock option, shall be a non-qualified stock option. An incentive stock option shall mean an option to purchase shares of Common Stock that meets the requirements of Section 422 of the Code, or any successor provision, which is intended by the Committee to constitute an incentive stock option. Each incentive stock option shall be granted within ten years of the effective date of this Plan. To the extent that the aggregate Fair Market
Value (determined as of the date of grant) of shares of Common Stock with respect to which options designated as incentive stock options are exercisable for the first time by a participant during any calendar year (under this Plan or any other plan of the Company, or any parent or Subsidiary) exceeds the amount (currently $100,000) established by the Code, such options shall constitute non-qualified stock options. "Fair Market Value" shall mean the closing price of a share of Common Stock on The Nasdaq Stock Market on the date as of which such value is being determined or, if there shall be no closing price on such date, on the next preceding date for which a closing price was reported; provided, however, that if Fair Market Value for any date cannot be determined as above provided, Fair Market Value shall be determined by the Committee by whatever means or method as the Committee, in the good faith exercise of its discretion, shall at such time deem appropriate.

(b) Option Period and Exercisability. The period during which an option may be exercised shall be determined by the Committee; provided, however, that no incentive stock option shall be exercised later than ten years after its date of grant; provided further, that if an incentive stock option shall be granted to a Ten Percent Holder, such option shall not be exercised later than five years after its date of grant. The Committee may, in its discre-tion, establish performance measures which sprice was reported cannot be determined as above provided, Fair Market Value shall be determined by the Committee by whatever means or method as the Committe, in good faith exercise of its discretion, shall at such time deem appropriate.

2.2 Terms Of Stock Options. Options shall be subject to the following terms and conditions and shall contain such additional terms and conditions, not inconsistent with the terms of this Plan, as the Committee shall deem advisable:

(a) Number of Shares and Purchase Price. The number of shares of Common Stock subject to an option and the purchase price per share of Common Stock purchasable upon exercise of the option shall be determined by the Committee; provided, however, that the purchase price per share of Common Stock purchasable upon exercise of any stock option shall not be less than 100% of the Fair Market Value of a share of Common Stock on the date of grant of such option or, if earlier, on the date on which the Company agreed to grant such option; provided further, that if an incentive stock option shall be granted to any person who, at the time such option is granted, owns capital stock possessing more than ten percent of the total combined voting power of all classes of capital stock of the Company (or of any parent or Subsidiary) (a "Ten Percent Holder"), the purchase price per share of Common Stock shall be the price (currently 110% of Fair Market Value) required by the Code in order to constitute an incentive stock option.

2.3 Termination Of Employment.

(a) Death. Subject to paragraph (d) below and unless otherwise specified in the Agreement relating to an option, if an optionee's employment by the Company terminates by reason of death, each option held by such optionee shall be exercisable only to the extent that such option is exercisable on the date of such optionee's death and may thereafter be exercised by such optionee's executor, administrator, legal representative, beneficiary or similar person, as the case may be, until and including the earliest to occur of (i) the date which is one year (or such other period as set forth in the Agreement relating to such option) after the date of death and (ii) expiration date of the term of such option.

(b) Other Termination. Subject to paragraph (d) below and unless otherwise specified in the Agreement relating to an option, if an optionee's employment with the Company terminates for any reason other than death, each option held by such optionee shall be exercisable only to the extent that such option is exercisable on the effective date of such optionee's termination of employ-ment and may thereafter be exercised by such optionee (or such optionee's legal representative or similar person) until and includ

(c) Death Following Termination of Employment. Subject to paragraph (d) below and unless otherwise specified in the Agreement relating to an option, if an optionee dies during the three-month period (or such other period as set forth in the Agreement relating to such option) following termination of employment for any other reason other than death, each option held by such optionee shall be exercisable only to the extent that such option is exercisable on the date of such optionee's death and may thereafter be exercised by such optionee's executor, administrator, legal representative, beneficiary or similar person, as the case may be, until and including the earliest to occur of (i) the date which is three months (or such other period as set forth in the Agreement relating to such option) after the date of death and (ii) the expiration date of the term of such option.

(d) Termination of Employment-Incentive Stock Options. If the employment with the Company of a holder of an incentive stock option terminates by reason of death or Permanent and Total Disability (as defined in Section 22(e)(3) of the Code), each incentive stock option held by such optionee shall be exercisable only to the extent that such option is exercisable on the date of such optionee's death or on the effective date of such optionee's termination of employment by reason of Permanent and Total Disability, as the case may be, and may thereafter by exercised by such optionee (or such optionee's executor, administrator, legal representative, beneficiary or similar person) until and including the earliest to occur of (i) the date which is one year (or such shorter period as set forth in the Agreement relating to such option) after the date of death or the effective date of such optionee's termination of employment by reason of Permanent and Total Disability, as the case may be, and (ii) the expiration date of the term of such option.

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

If the holder of an incentive stock option dies during the one-year period following termination of employment by reason of Permanent and Total Disabi-lity (or such shorter period as set forth in the Agreement relating to such option), or if the holder of an incentive stock option dies during the three-month period following termination of employment for any reason other than death or Permanent and Total Disability, each incentive stock option held by such optionee shall be exercisable only to the extent such option is exercisable on the date of the optionee's death and may thereafter be exercised by the optionee's executor, administrator, legal representative, beneficiary or similar person, as the case may be, until and including the earliest to occur of (i) the date which is six months (or such shorter period as set forth in the Agreement relating to such option) after the date of death and (ii) the expiration date of the term of such option.

III. GENERAL

3.1 Effective Date and Term of Plan. This Plan shall be submitted to the stockholders of the Company for approval and, if approved by the affirmative vote of a majority of the shares of Common Stock present in person or represented by proxy at the 2000 Annual Meeting of Stockholders, shall become effective as of the date of approval by the Board. This Plan shall terminate ten years after its effective date unless terminated earlier by the Board. Termination of this Plan shall not affect the terms or conditions of any option granted prior to termination.

Options may be granted hereunder at any time prior to the termination of this Plan, provided that no option may be granted later than ten years after the effective date of this Plan. In the event that this Plan is not approved by the stockholders of the Company, this Plan and any options granted hereunder shall be void and of no force or effect.

3.2 Amendments. The Board may amend this Plan as it shall deem advisable, subject to any requirement of stockholder approval required by applicable law, rule or regulation, including Section 162(m) of the Code; provided, however, that no amendment shall be made without stockholder approval if such amendment would (i) increase the number of shares of Common Stock available under the Plan (other than by reason of Section 3.7), (ii) materially increase the benefits available under the Plan or (iii) change the class or category of persons eligible to participate in the Plan. No amendment may impair the rights of a holder of an outstanding option without the consent of such holder.

3.3 Agreement. No option shall be valid until an Agreement is executed by the Company and the optionee and, upon execution by the Company and the optionee and delivery of the Agreement to the Company, such option shall be effective as of the date set forth in the Agreement.

3.4 Non-Transferability. No option shall be transferable other than (i) by will or the laws of descent and distribution or pursuant to beneficiary designation procedures approved by the Company or (ii) as set forth in the Agreement relating to an option. Each option may be exercised during the optionee's lifetime only by the optionee or the optionee's legal representa-tive or similar person. Except as permited by the second preceding sentence, no option shall be sold, transferred, assigned, pledged, hypothecated, en-cumbered or otherwise disposed of (whether by operation of law or otherwise) or be subject to execution, attachment or similar process. Upon any attempt to so sell, transfer, assign, pledge, hypothecate, encumber or otherwise dispose of any option, such option and all rights thereunder shall immediately become null and void.

3.5 Tax Withholding. The Company shall have the right to require, prior to the issuance or delivery of any shares of Common Stock, payment by the optionee of any Federal, state, local or other taxes which may be required to be withheld or paid in connection with an option hereunder. An Agreement may provide that the optionee may satisfy any obligation to withhold or pay taxes arising on any date (the "Tax Date") in connection with the option in the amount necessary to satisfy any such obligation by any of following means:
(A) a cash payment to the Company, (B) delivery to the Company of previously owned whole shares of Common Stock (which the optionee has held for at least six months prior to the delivery of such shares and for which the optionee has good title, free and clear of all liens and encumbrances) having an aggregate Fair Market Value, determined as of the Tax Date, equal to the amount necessary to satisfy any such obligation, (C) a cash payment by a broker-dealer acceptable to the Company to whom the optionee has submitted an irreovacable notice of exercise or (D) a combination of (A) and (B), in each case to the extent set forth in the Agreement relating to the option, pro-vided, however, that the Committee shall have sole discretion to disapprove of an election pursuant to any of clauses (B)-(D). An Agreement may provide for shares of Common Stock to be delivered having an aggregate Fair Market Value in excess of the minimum amount required to be withheld, but not in excess of the amount determined by applying the optionee's maximum marginal tax rate. Any fraction of a share of Common Stock which would be required to satisfy such an obligation shall be disregarded and the remaining amount due shall be paid in cash by the optionee.

3.8 No Right of Participation or Employment. No person shall have any right to participate in this Plan. Neither this Plan nor any option granted here-under shall confer upon any person any right to continued employment by the Company, any Subsidiary or any affiliate of the Company or affect in any manner the right of the Company, any Subsidiary or any affiliate of the Company to terminate the employment of any person at any time without liability hereunder.

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

Adopted by the Board of Directors on March 31, 2000.