Form 10-Q/A
period 2000-03-31
COBRA ELECTRONICS CORP
filed 2000-05-24
CIK 30828

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

           Cobra Electronics Corporation and Subsidiaries
           Condensed Consolidated Statements of Cash Flows
                       (dollars in thousands)

                                    For the Three Months Ended
                                             (Unaudited)
                                 --------------------------------
                                      March 31,         March 31,
                                        2000              1999
                                     ----------        ----------
Cash flows from operating activities:
Net income from operations            $    628          $     37
Adjustments to reconcile net income
   from operations to net cash
   provided by (used for)
   operating activities:
   Depreciation and amortization           501               404
    Receivables..................        3,209             9,947
    Inventories..................       (6,516)           (7,237)
    Other current assets.........        2,298                53
    Other assets.................          (53)             (203)
    Accounts payable.............         (538)              220
    Accrued liabilities..........       (1,835)           (1,610)
    Deferred compensation........           95                15
  Net cash flows from (used by)
     operating activities........       (2,211)            1,626
                                     ----------        ----------

Cash flows from investing activities:
   Capital expenditures..........         (232)             (278)
  Net cash flows (used in)
    Investing activities.........         (232)             (278)
                                     ----------        ----------

Cash flows from financing activities:
 Net borrowings (repayments)under the
    line-of-credit agreement.....        3,075              (168)
 Transactions related to exercise
    of common stock options, net.           87                82
 Transactions related to stock
    repurchase...................         (225)              (19)
                                     ----------        ----------
Net cash flows from (used in)
    financing activities.........        2,937              (105)
                                     ----------        ----------
Net increase in cash... .........          494             1,243
Cash at beginning of period......           93               100
                                     ----------        ----------
Cash at end of period............      $   587           $ 1,343
                                     ==========        ==========

Supplemental disclosure of cash flow information
Cash paid during the period for:
      Interest                         $    64           $   258
      Taxes                                115                63

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