Form 10-Q
period 2000-06-30
COBRA ELECTRONICS CORP
filed 2000-08-14
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

  (Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000

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

Number of shares of Common Stock of Registrant outstanding at August 9, 2000:
 6,133,009

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Cobra Electronics Corporation and Subsidiaries
                  Consolidated Statements of Income
              (In thousands, except per share amounts)

                                For the Three            For the Six
   Months Ended            Months Ended
                                 (Unaudited)             (Unaudited)
                           ----------------------    ---------------------
                           June 30,     June 30,     June 30,     June 30,
                             2000         1999         2000         1999
                           ---------    ---------    --------     --------

Net sales.................$   35,847   $   26,213    $ 57,146     $ 46,087
Cost of sales.............    25,880       19,700      41,043       34,509
                           ---------    ---------    --------     --------
 Gross profit.............     9,967        6,513      16,103       11,578

Selling, general and
 administrative expense...     6,746        5,091      11,902        9,920
                           ---------    ---------    --------     --------
 Operating income.........     3,221        1,422       4,201        1,658
Other income (expense):
  Interest expense........     (189)        (242)       (263)        (500)
  Other, net       .......     (337)          95        (224)         177
                           ---------    ---------    --------     --------
Income before taxes.......     2,695        1,275       3,714        1,335
Income taxes..............     1,037          442       1,428          465
                           ---------    ---------    --------     --------
Net income ...............   $ 1,658      $   833     $ 2,286       $  870
                           =========    =========    ========     ========
Net income per common share:
 Basic....................   $  0.27     $   0.14      $ 0.37       $ 0.14

 Diluted..................   $  0.26     $   0.14      $ 0.36       $ 0.14

Weighted average shares
 outstanding:
 Basic.....................    6,130        6,019       6,138        6,047

 Diluted...................    6,383        6,122       6,371        6,202


Cash dividends.............     None         None        None         None

See notes to consolidated financial statements.

          Cobra Electronics Corporation and Subsidiaries
                     Consolidated Balance Sheets
                       (Dollars in thousands)

                                  As of                As of
                                 June 30,          December 31,
                                   2000                1999
                               (Unaudited)
                               ------------        ------------
ASSETS:
Current assets:
  Cash........................  $    1,470          $       93
  Receivables, less allowance
    for claims and doubtful
    accounts of $1,608 at June
    30, 2000 and $1,381 at
    December 31, 1999 ........      26,072              25,565
  Inventories, primarily
    finished goods............      18,587               8,689
  Deferred income taxes.......       4,997               4,997
  Other current assets........       1,909               4,192
                               ------------        ------------
  Total current assets........      53,035              43,536
                               ------------        ------------

Property, plant and equipment,
  at cost:
  Land........................         330                 330
  Building and improvements...       3,752               3,619
  Tooling and equipment.......      14,481              13,915
                               ------------        ------------
                                    18,563              17,864
  Accumulated depreciation....     (13,906)            (13,042)
                               ------------        ------------
  Net property, plant and
    equipment.................       4,657               4,822
                               ------------        ------------

Other assets:
   Deferred income taxes......       4,581               4,581
   Cash surrender value of
   officers' life insurance
   policies...................       5,586               5,499
   Other......................       1,023               1,141
                               ------------        ------------
   Total other assets               11,190              11,221
                               ------------        ------------
Total assets..................  $   68,882         $    59,579
                               ============        ============

See notes to consolidated financial statements.

             Cobra Electronics Corporation and Subsidiaries
                        Consolidated Balance Sheets
                          (Dollars in thousands)

                                  As of                As of
                                 June 30,          December 31,
                                   2000                1999
                                (Unaudited)
                               ------------        ------------
LIABILITIES AND SHAREHOLDERS'
   EQUITY:

Current liabilities:
  Accounts payable............ $     4,814         $     2,792
  Accrued salaries and
  commissions.................       1,093               1,326
  Accrued advertising and
  sales promotion costs.......       2,094               2,800
  Accrued product warranty
  costs.......................       2,020               2,916
  Other accrued liabilities...       2,958               1,456
  Short-term debt.............       9,486               4,083
                               ------------        ------------
  Total current liabilities...      22,465              15,373
                               ------------        ------------
  Deferred compensation.......       2,814               2,634
                               -----------         ------------
Total liabilities:............      25,279              18,007
                               -----------         ------------

Shareholders' equity:

  Preferred stock, $1 par
    value, shares authorized-
    1,000,000; none issued....         ---                 ---
  Common stock, $.33 1/3 par
    value, 12,000,000 shares
    authorized; 7,039,100
    issued for 2000 and 1999.        2,345               2,345
  Paid-in capital.............      20,142              20,301
  Retained earnings...........      26,742              24,455
                               ------------        ------------
                                    49,229              47,101

  Treasury stock, at cost
   (912,591 shares for 2000 and
    921,009 shares for 1999) .      (5,626)             (5,529)
                               ------------        ------------
  Total shareholders' equity..      43,603              41,572
                               ------------        ------------

Total liabilities and share-
  holders' equity............. $    68,882          $   59,579
                               ============        ============

See notes to consolidated financial statements.

           Cobra Electronics Corporation and Subsidiaries
                Consolidated Statements of Cash Flows
                       (Dollars in thousands)

                                    For the Six Months Ended
                                           (Unaudited)
                                 --------------------------------
                                      June 30,          June 30,
                                        2000              1999
                                     ----------        ----------
Cash flows from operating activities:
Net income from operations            $  2,286          $    870
Adjustments to reconcile net income
   from operations to net cash
   provided by (used for)
   operating activities:
   Depreciation and amortization         1,017               842
   Changes in assets and liabilities:
    Receivables..................         (507)            8,264
    Inventories..................       (9,898)           (3,397)
    Other current assets.........        2,243              (290)
    Other assets.................            5              (203)
    Accounts payable.............        2,022               982
    Accrued liabilities..........         (333)           (2,194)
    Deferred compensation........          180                39
                                   	 ----------      	 ----------
  Net cash flows from (used by)
     operating activities........       (2,985)            4,913
                                     ----------        ----------

Cash flows from investing activities:
   Capital expenditures..........         (699)             (570)
   Cash Surrender Value of Life            (87)             (226)
   Insurance.....................    ----------        ----------
  Net cash flows from (used in)
    Investing activities.........         (786)             (796)
                                     ----------        ----------

Cash flows from financing activities:
 Net borrowings (repayments) under the
    line-of-credit agreement.....        5,403            (3,486)
 Transactions related to exercise
    of common stock options, net.          131                86
 Transactions related to stock
    repurchase...................         (386)             (396)
                                     ----------         ---------
 Net cash flows from (used in)
 financing activities............        5,148            (3,796)
                                     ----------         ---------
Net increase in cash.............        1,377               321
Cash at beginning of period......           93               100

Cash at end of period............      $ 1,470             $ 421
                                       -------             -----

Supplemental disclosure of cash flow
information
Cash paid during the period for:
      Interest                         $   154             $ 538
      Taxes                                115                63

See notes to consolidated financial statements.

           Cobra Electronics Corporation and Subsidiaries
             Notes to Consolidated Financial Statements
                            (Unaudited)

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

(1) PURCHASE ORDERS AND COMMITMENTS

At June 30, 2000 and 1999, the Company had outstanding purchase orders with suppliers totaling approximately $60.2 million and $25.3 million, respectively.

(2) EARNINGS PER SHARE

                            FOR THE THREE           FOR THE SIX
                            MONTHS ENDED            MONTHS ENDED
                            (Unaudited)             (Unaudited)
                       ----------------------   --------------------
                       June 30,      June 30,   June 30,     June 30,
                       2000          1999       2000         1999
                       --------      --------   --------     --------
Income:
Income availabled to
common shareholders
(thousands)           $    1,658    $      833  $    2,286   $     870
Basic earnings per share:
Weighted-average shares
outstanding            6,129,532     6,018,537   6,137,545    6,047,482
                       =========     =========   =========    =========
Basic earnings
per share              $    0.27     $    0.14   $    0.37    $    0.14
                       =========     =========   =========    =========
Diluted earnings per share:
Weighted-average shares
outstanding            6,129,532     6,018,537   6,137,545    6,047,482
Dilutive shares issuable
in connection with
stock option plans       894,625       691,250     894,625      691,250
Less: shares purchas-
able with proceeds      (641,349)     (587,417)   (661,561)    (536,734)
                       ----------     ---------   ---------    ---------
Total                  6,382,808     6,122,370   6,370,609    6,201,998
                       =========     =========   =========    =========

(3) NEW ACCOUNTING PRONOUNCEMENTS -
In June 1998, the Financial Accounting Standards Board ("FASB) issued FSAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. This statement also requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of derivatives. In June 1999, the FASB deferred the effective date of SFAS No. 133 to fiscal years beginning as of June 15, 2000. The Company must adopt SFAS No. 133 no later than the first quarter of fiscal year 2001. The Company is in the process of assessing the impact that adopting SFAS No. 133 will have on its financial position and results of operations when such statement is adopted.


Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations


               ANALYSIS OF RESULTS OF OPERATIONS

Second Quarter 2000 vs. Second Quarter 1999:
--------------------------------------------

For the second quarter ended June 30, 2000, net income was $1,658,000, or $0.26 per diluted share, compared to net income of $833,000, or $0.14 per diluted share, in the second quarter of 1999. The increase was primarily due to higher sales volume and stronger gross margin.

Sales for the second quarter of 2000 increased 36.8% to $35.8 million from sales of $26.2 million in the second quarter of 1999. Contributing to this increase were higher sales of radar detectors, microTALK(tm) Family Radio Service ("FRS") and European Private Mobile Radio ("PMR") two-way radios. Detection sales benefited from shipments of the Company's new 9 Band(tm) radar detectors, which have the Company's exclusive Strobe Alert(tm) technology, and the sell off of remaining 6 Band(tm) inventories. Sales of microTALK radios were up because of shipments of several new models domesti-cally, and shipments into Canada, which approved the U.S. technology late in the first quarter, as well as into Europe as the Company develops that market.

Gross margins improved in the current quarter to 27.8% from 24.8%, primarily due to stronger margins on Citizen Band Radios and microTALK radios. Citizen Band Radio margins were higher due to a decreased mix of lower margin hand-held sales, lower costs, and decreased airfreight expense, which was high in 1999 because of the launch of the Nightwatch(tm) line. The improvement in microTALK radio margins resulted primarily from sales of new microTALK models.

Net selling, general and administrative expense increased $1,655,000 in the second quarter of 2000 from the same period a year ago, but as a percentage of net sales, decreased to 18.8% from 19.4%. The overall increase in cost reflects additional variable selling expenses due to the increase in sales volume and an increase in payroll related expenses. Additional payroll related expenses included a higher incentive bonus accrual because of the stronger financial performance and higher salary, employee recruitment and relocation costs for several new and replacement positions including a Corporate Controller and an E-Commerce Director.

Interest expense for the current quarter decreased $53,000 compared to the prior year's second quarter, primarily due to lower average debt levels compared to the prior year's quarter.

For the second quarter of 2000, the Company had a provision for income taxes of $1,037,000 compared to a $442,000 tax provision for the second quarter of 1999, reflecting the significant increase in pretax income.


Six months ended June 30, 2000 vs. Six months ended June 30, 1999:
------------------------------------------------------------------

For the six months ended June 30, 2000, net income was $2,286,000, or $0.36 per diluted share, compared to net income of $870,000, or $0.14 per diluted share, for the six months ended June 30, 1999. The increase was primarily due to higher sales volume and stronger gross margin.

Sales for the six months ended June 30, 2000 increased 24.0% to $57.1 million from sales of $46.1 million in the second quarter of 1999. Contributing to this increase were higher sales of radar detectors and of microTALK(tm) FRS and European PMR two-way radios. Detection sales were driven by shipments of the Company's new 9 Band(tm) detectors and strong demand for remaining 6 Band inventories. Sales of microTALK were up because of shipments of several new models in the U.S., and shipments into Canada, which approved the U.S. technology late in the first quarter of 2000, and into Europe.

Gross margins improved during the period to 28.2% from 25.1%, primarily due to to stronger margins on Citizen Band Radios, radar detectors and FRS radios. Citizen Band Radio margins were higher due to a decreased mix of lower margin hand-held sales, lower costs, and decreased airfreight expense, which was high in 1999 because of the launch of the Nightwatch line. The increase in both Detection and microTALK radio margins resulted from sales of new models, which have higher margins than previous models.

Net selling, general and administrative expense increased $1,982,000 for the first half of 2000 from the same period a year ago, but as a percentage of net sales, decreased to 20.8% from 21.5%. The overall increase in cost was a result of additional variable selling expenses due to the increase in sales volume and an increase in both payroll related and promotional expenses. The additional payroll expenses included a higher incentive bonus accrual because of the stronger financial performance and higher salary, employee recruitment and relocation costs for several new and replacement positions including a Corporate Controller and an E-Commerce Director.

Interest expense for the period decreased $237,000 compared to the prior year, primarily due to lower average debt levels.

For the first six months of 2000, the Company had a provision for income taxes of $1,428,000 compared to a $465,000 tax provision for the same period in 1999. The increase was driven primarily by the significant increase in pretax income.


                  LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of approximately $3.0 million during the six months ended June 30 2000, primarily due to an increase in inventories, partially offset by a decrease in other current assets and an increase in accounts payable. Inventories of microTALK radios and radar detectors increased reflecting the normal seasonal build in anticipation of increasing promotional activities by customers. Inventories of Citizen Band radios increased due to lower than expected sales to professional drivers as a result of the significant increase in fuel prices. Other current assets decreased due to a reduction of certain prepaid items relating to inventory in transit. Debt increased $5.4 million during the period primarily due to higher inventory levels. At June 30, 2000, the Company had approximately $11.7 million of unused credit line.

In late August 1998, the Company's board of directors authorized a program to repurchase up to $1 million of the Company's common shares. On May 17, 1999, the Company announced that a second repurchase program had been approved to acquire up to a $1 million of common stock. During the first half of 2000, the Company spent approximately $386,000 to repurchase 68,700 of its common shares. Since the program's inception through June 30, 2000, the Company has repurchased 387,900 of its common shares at a total cost of approximately $1.6 million.


Item 3   Market Risk and Financial Instruments

The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the $9.5 million of debt outstanding at June 30, 2000. The debt is priced at interest rates that float with the market, which therefore minimizes interest rate exposure. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximately $47,500 increase or decrease in interest expense and cash flows. The Company does not use derivative financial or commodity instruments for trading or other purposes.

The Company's suppliers are located in foreign countries, principally in the Far East. The Company made approximately 10.2% of its sales outside the United States in the first half of 2000. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in US dollars.

PART II
OTHER INFORMATION


Items 1, 2, 3, and 5 Not Applicable.
----------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

a) The 1999 Annual Meeting of Shareholders was held on May 9, 2000

b) The following persons were elected as Class II Directors of the Company to serve until the 2003 Annual Meeting of Shareholders:

   Name                      Votes for           Votes withheld
   --------------------      ---------           --------------
   James W. Chamberlain      4,881,314               50,876
   Gerald M. Laures          4,881,419               50,771

   The Class III Directors continuing in office until the 2001 Annual Meeting of Shareholders are Ian Miller, William P. Carmichael, and
   Carl Korn. The Class I Directors continuing in office until the 2002 Annual Meeting of Shareholders are James R. Bazet and Harold D. Schwartz.


c) The Cobra Electronics Corporation 2000 Stock Option Plan was approved:

   Votes for                 Votes against       Votes abstained
   ---------                 -------------       ---------------
   4,681,810                    240,118               10,262

   Because brokers had discretionary authority to vote with respect to each matter submitted to shareholders, no broker non-votes were tabulated.

d) Not applicable


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
a) Exhibits:

   	Exhibit No.      Description
   	-----------      ---------------------------------------------
     10-19    	      2000 Outside Directors Stock Option Plan

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


Dated: August 14, 2000