Form 10-Q
period 2000-09-30
COBRA ELECTRONICS CORP
filed 2000-11-13
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

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

Number of shares of Common Stock of Registrant outstanding at November 8, 2000: 6,166,384

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Cobra Electronics Corporation and Subsidiaries
                  Consolidated Statements of Income
               (In thousands, except per share amounts)

                         For the Three           For the Nine
                         Months Ended            Months Ended
                          (Unaudited)             (Unaudited)
                     --------------------    --------------------
                     Sept 30,    Sept 30,    Sept 30,   Sept 30,
                       2000        1999        2000       1999
                     --------    --------    --------   --------
Net sales............$ 38,573    $ 34,346    $ 95,719   $ 80,433
Cost of sales........  27,702      26,082      68,745     60,591
                     --------    --------    --------    -------
  Gross profit.......  10,871       8,264      26,974     19,842

Selling, general and
  administrative
  expense............   7,435       6,362      19,337     16,282
                     --------    --------    --------    -------
 Operating income....   3,436       1,902       7,637      3,560

Other income(expense):
  Interest expense...    (256)       (197)       (519)      (697)
  Other, net.........     (18)       (378)       (242)      (201)
                     --------    --------    --------    -------
Income before
  taxes..............   3,162        1,327       6,876      2,662
Provision
  for income taxes...   1,213          442       2,641        907
                     --------    ---------   ---------   --------
Net income...........$  1,949    $     885   $   4,235   $  1,755
                     ========    =========   =========   ========

Net income per common share:

        -Basic.......   $0.32       $0.15       $0.69      $0.29
        -Diluted.....    0.30        0.15        0.66       0.28
                       ========   ========    ========   ========
Weighted average
  shares outstanding

        -Basic.......    6,132       5,981       6,136      6,025
        -Diluted.....    6,443       6,077       6,398      6,162
                       ========   ========    ========   ========

Cash dividends.......    None       None        None       None
                       ========   ========    ========   ========

See notes to consolidated financial statements.
            Cobra Electronics Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                 As of               As of
                                Sept 30,           December 31,
                                  2000                1999
                              (Unaudited)
                             -------------       ------------
ASSETS:

Current assets:
  Cash.......................$         701       $         93
  Receivables, less allowance
    for claims and doubtful
    accounts of $2,032 at
    Sept 30, 2000, and $1,381
    at December 31,1999......       31,295             25,565
  Inventories, primarily
   finished goods.............      26,004              8,689
  Deferred income taxes.......       4,997              4,997
  Other current assets........       1,660              4,192
                              ------------       ------------
  Total current assets........      64,657             43,536
                              ------------       ------------
Property, plant and equipment, at cost:
  Land........................         330                330
  Building and improvements...       4,146              3,619
  Tooling and equipment.......      15,009             13,915
                              ------------       ------------
                                    19,485             17,864

  Accumulated depreciation....     (14,338)           (13,042)
                              -------------      -------------
  Net property, plant and
    equipment.................       5,147              4,822
                              ------------       ------------

Other assets:
   Deferred income taxes......       1,941              4,581
   Cash surrender value of
    officers' life insurance
    policies..................       5,879              5,499
   Other .....................         985              1,141
                              ------------       ------------
   Total other assets.........       8,805             11,221
                              ------------       ------------
Total assets..................$     78,609       $     59,579
                              ============       ============

See notes to consolidated financial statements.

             Cobra Electronics Corporation and Subsidiaries
                      Consolidated Balance Sheets
                         (Dollars in thousands)

                                  As of                As of
                                 Sept 30,           December 31,
                                   2000                1999
                                (Unaudited)
                               ------------        ------------
LIABILITIES AND SHAREHOLDERS'
   EQUITY:

Current liabilities:
  Accounts payable............ $     5,453         $     2,792
  Accrued salaries and
   commissions................       1,417               1,326
  Accrued advertising and
   sales promotion costs......       2,770               2,800
  Accrued product warranty
   costs......................       2,937               2,916
  Other accrued liabilities...       1,058               1,456
  Short-term debt.............      16,474               4,083
                               ------------        ------------
  Total current liabilities...      30,109              15,373
                               ------------        ------------

  Deferred compensation.......       2,909               2,634
                               -----------         ------------
Total liabilities.............      33,018              18,007
                               -----------         ------------

Shareholders' equity:

  Preferred stock, $1 par
    value, shares authorized-
    1,000,000; none issued....         ---                 ---
  Common stock, $.33 1/3 par
    value,12,000,000 shares
    authorized; 7,039,100
    issued for 2000 and 1999..       2,345               2,345
  Paid-in capital.............      20,103              20,301
  Retained earnings...........      28,690              24,455
                               ------------        ------------
                                    51,138              47,101

  Treasury stock, at cost.....      (5,547)             (5,529)
  (898,966 shares for 2000 and
   921,009 shares for 1999.

                               ------------        ------------
  Total shareholders' equity..      45,591              41,572
                               ------------        ------------
Total liabilities and share-
  holders' equity............. $    78,609          $   59,579
                               ============        ============

See notes to consolidated financial statements.

           Cobra Electronics Corporation and Subsidiaries
                Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                     For the Nine Months Ended
                                             (Unaudited)
                                 --------------------------------
                                    Sept 30,           Sept 30,
                                      2000               1999
                                 --------------     -------------
Cash flows from operating Activities:
Net income from operations          $   4,235           $  1,755
Adjustments to reconcile net income
   from operations to net
   cash provided by (used for)
   operating activities:
   Depreciation and amortization        1,519              1,281
   Deferred taxes                       2,640                  0
   Changes in assets and
      liabilities:
     Receivables................       (5,730)             1,948
     Inventories................      (17,315)            (1,089)
     Other current assets.......        2,472               (256)
     Other assets...............           (8)              (295)
     Accounts payable...........        2,661              1,917
     Deferred compensation......          275                 95
     Accrued liabilities........         (316)               359
                                      --------          ---------
Net cash (used for) provided by
    operating activities.........      (9,567)             5,715
                                      ---------         ---------
Cash flows from investing activities:
  Capital expenditures...........      (1,621)              (948)
  Cash Surrender Value of Life
  Insurance......................        (380)              (483)
                                      ---------         ---------
Net cash used in investing
    activities...................      (2,001)            (1,431)
                                      ---------         ---------
Cash flows from financing activities:
    Net borrowings (repayments) under
      the line-of-credit agreement.    12,391             (3,249)
    Transactions related to stock
      repurchase ...................     (386)              (535)
    Transactions related to exercise
    of common stock options, net....      171                132
                                     ---------          ---------
Net cash provided by (used for)
    financing activities.........      12,176             (3,652)
                                      --------          ---------
Net increase in cash..                    608                632

Cash at beginning of period......          93                100
                                      --------          ---------
Cash at end of period............         701           $    732
                                      ========          =========
Supplemental disclosure of cash flow
   information  Cash paid during the period
   for:
        Interest                 $        371       $        739
        Taxes                             286                 63

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

(1) PURCHASE ORDERS AND COMMITMENTS

At September 30, 2000, the Company had outstanding purchase orders with suppliers totaling approximately $41.8 million compared to $31.8 million as of September 30, 1999.

(2) EARNINGS PER SHARE

                                 For the Three            For the Nine
                                 Months Ended              Months Ended
                                  (Unaudited)               (Unaudited)
                             --------------------      --------------------
                              Sept 30,    Sept 30,      Sept 30,    Sept 30,
                                2000        1999          2000        1999
                             --------    --------       --------    --------

Income:


Income available to common
 shareholders (thousands)....  $ 1,949     $    885       $4,235       $1,755

Basic Earnings Per Share:

Weighted-average shares
 outstanding..............   6,132,164    5,980,738    6,135,719    6,024,990
                              --------     --------    ---------    ---------
Basic Earnings Per Share        $0.32        $0.15       $0.69        $0.29
                              ========     ========    =========    =========


Diluted Earnings Per Share:

Weighted-average shares
 outstanding                 6,132,164    5,980,738    6,135,719    6,024,990
Dilutive shares issuable
 in connection with
 stock option plans            894,625      370,250      894,625      691,250
Less: shares purchasable
  with proceeds               (583,398)    (273,722)    (632,284)    (554,607)
                             ----------    ---------   ----------   ---------
Total                        6,443,391     6,077,266   6,398,060    6,161,633
                             ==========    =========   =========    =========
Diluted Earnings Per Share      $0.30        $0.15       $0.66        $0.28
                             ==========    =========   =========    =========

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


              ANALYSIS OF RESULTS OF OPERATIONS

Third Quarter 2000 vs. Third Quarter 1999:
--------------------------------------------
For the third quarter ended September 30, 2000, net income was $1,949,000, or $0.30 per diluted share. This compares to net income of $885,000, or $0.15 per diluted share, in the third quarter of 1999.

Sales for the third quarter of 2000 increased $4.2 million, or 12%, to $38.6 million from $34.4 million for the same period a year ago. The increase was due to strong sales of MicroTALK(TM) Family Radio Service (FRS) two-way radios in the United States, Canada and Europe. Partially offsetting these increases were lower sales of Citizen Band radios due mainly to the impact of higher fuel prices on the disposable income of professional drivers.

Gross margin for the third quarter of 2000 increased to 28.2% from 24.1% in the prior year's quarter. The increase in margin was due to improved margins on the new lines of MicroTALK FRS radios and 9 Band(TM) radar detectors as well as a decrease in airfreight shipments, which are more expensive than the normal ocean shipments.

Selling, general and administrative expenses increased $1.1 million in the third quarter of 2000 from the same period a year ago, and, as a percentage of net sales, increased to 19.3% compared to 18.5% for the third quarter of 1999. The increase represented higher selling costs due to the increase in sales volume, higher accrued management incentive bonuses because of the higher profitability, and increased costs associated with a growing international business, including the formation of an Irish subsidiary, Cobra Electronics Europe Limited, with an office in Dublin.

Interest expense for the current quarter increased $59,000 compared to the third quarter of 1999 due to higher average debt levels, driven by higher inventory levels.

Other expense for the third quarter of 2000 was $18,000 compared to other expense of $378,000 in the prior year's third quarter. The decrease reflected higher investment income on the cash surrender value of life insurance policies and lower expense from the third quarter of 1999 due to a settlement of a patent infringement lawsuit in that period.

For the third quarter of 2000, the Company had a provision for income taxes of $1,213,000 compared to $442,000 in the third quarter of 1999 reflecting primarily the substantially higher pre-tax income.



Nine Months 2000 vs. Nine Months 1999
-------------------------------------

For the nine months ended September 30, 2000, the Company's net income was $4.2 million or $0.66 per diluted share compared to net income of $1.8 million, or $0.28 per diluted share for the first nine months of 1999.

Sales for the nine months ended September 30, 2000 increased $15.3 million, or 19%, to $95.7 million from $80.4 million for the nine months ended September 30, 1999. The increase represented strong sales of MicroTALK FRS two-way radios in the United States, Canada, and Europe as well as higher sales of 9 Band radar detectors, introduced in the first quarter of 2000. Partially offsetting these increases were lower sales of Citizen Band radios for the reason discussed above.

Gross margin increased to 28.2% for the nine months ended September 30, 2000 from 24.7% in the prior year period. The increase was due primarily to higher margins on the new MicroTALK radios and 9 Band radar detectors.

Selling, general and administrative expenses increased $3.1 million for the first nine months of 2000 from the same period a year ago, but, as a percentage of net sales, remained flat at 20.2%. These expenses increased because of higher variable selling costs, as a result of the increased sales volume, and because of payroll related expenses. The additional payroll expenses included a higher management incentive bonus accrual because of the increased profitability and higher salary, recruitment and relocation costs for several new and replacement positions, including a Corporate Controller and E-Commerce Director.

Interest expense for the period decreased $178,000 compared to the prior year due to lower average debt levels and more borrowings under a more favorable LIBOR interest rate option. Other expenses increased $41,000 due to lower investment income on the cash surrender value of life insurance policies.

For the first nine months of 2000,  the Company had a provision for income taxes
of  $2,641,000   compared  to  $907,000  for  the  prior  year  because  of  the significantly higher pre-tax income.


                         LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $9.6 million during the nine months ended September 30, 2000, primarily due to seasonal increases in inventories and accounts receivable, partially offset by decreases in other current assets and other assets as well as an increase in accounts payable. The increase in receivables reflected higher third quarter sales that occurred later in the quarter as compared to the fourth quarter of 1999. Inventories increased primarily due to purchases to support anticipated holiday sales. Citizen Band radios inventories increased due to lower than expected sales to professional drivers as a result of the significant increase in fuel prices. Other current assets decreased due to a reduction of certain prepaid items relating to inventory in transit. Other assets decreased due to a reduction in the deferred tax asset for income tax net operating loss carry forwards. Accounts payable increased due to an increase in letters of credit presented but not yet paid for inventory placed in transit by the Company's vendors. Debt increased $12.4 million during the first nine months of 1999, primarily due to the higher receivables and inventory levels. At September 30, 2000, the Company had approximately $7.9 million of unused credit line. At December 31, 1999, the Company had net operating loss carry forwards amounting to $20.1 million. Because of these, the Company pays substantially no Federal income taxes even though the income statement reflects a provision for income taxes.

In late August 1998, the Company's board of directors authorized a program to repurchase up to $1 million of the Company's common shares. On May 17, 1999, the Company announced that a second repurchase program had been approved to acquire up to another $1 million of common stock. During the first nine months of 2000, the Company spent approximately $386,000 to repurchase 68,700 of its common shares. Since the program's inception through September 30, 2000, the Company has repurchased 387,900 of its common shares at a total cost of approximately $1.6 million.



Item 3 Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the Company's $16.5 million of debt outstanding at September 30, 2000. The debt is priced at interest rates that float with the market, which therefore minimizes interest rate exposure. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximately $82,370 increase or decrease in interest expense and cash flows. The Company does not use derivative financial or commodity instruments for trading or other purposes.

The Company's suppliers are located in foreign countries, principally in the Far East. The Company made approximately 11.3% of its sales outside the United States in the first nine months of 2000. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in US dollars.

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


Dated: November 13, 2000