Form 10-K
period 2000-12-31
COBRA ELECTRONICS CORP
filed 2001-04-03
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K
Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity (only Common Stock) held by non-affiliates of the Registrant at March 9, 2001 was approximately $58,644,000.

The number of shares of Registrant's Common Stock outstanding at that date was 6,213,552.

Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled to be held May 8, 2001, are incorporated by reference into Part III of this Report.

                            PART I
                            ------

ITEM 1.  BUSINESS

GENERAL

Cobra Electronics Corporation (the "Company"), which was incorporated in Delaware in 1961, is a public company traded on the Nasdaq Stock Market under the symbol "COBR". The Company is a leading global manufacturer of two-way mobile communications products, holding the number one or strong number two position in every market in which it does business. The Company has a 40-year track record of innovation and award-winning products, and leads the industry in developing technology applications that serve the market. Products are marketed under the COBRA brand name. Management believes that the Company's future success will depend upon its ability to predict and respond in a timely and effective manner to changes in the markets it serves. Product performance, reliability, price, availability and service are the main competitive factors. Also, sales are dependent upon timely introduction of new products, which incorporate new features desired by consumers, at competitive prices. Cobra is the number one brand in Citizens Band radios and radar detectors and a strong number two in the rapidly growing worldwide Family Radio Service ("FRS") two-way radio category.

RECENT DEVELOPMENTS

In the second quarter of 2000, Cobra began selling its microTALK FRS radios in Canada, which approved the technology in March. The Canadian FRS market is estimated to be approximately $37 million in 2001 and management believes that Cobra holds the number one market share. Additionally, a new line of microTALK FRS radios, which includes 14 channels, 38 sub channels and waterproofing, was introduced in the U.S. at the same time. The Company also started its new HIGHGEAR Accessories Division, the first products of which were high quality Citizens Band radio antennas, microphones, and external speakers.

In the third quarter of 2000, the Company began selling its new line of European microTALK two-way radios. Also, as part of its European strategy, the Company formed an Irish subsidiary, Cobra Electronics Europe Limited, with an office in Dublin, Ireland. This subsidiary will allow Cobra to be closer to consumers in this important strategic market.

Additionally, in the third quarter of 2000, the Company began selling the world's first and only 10 Band radar detector, which features Digital Signal Processing. An FRS radio with digital AM/FM stereo and headphones also was introduced. Cobra also introduced its first professional series two-way radios combining FRS and General Mobile Radio Service ("GMRS") technologies with a five-mile range, Emergency Weather Alert and 10 channel NOAA weather capa-bilities.

At the January 2001 International Consumer Electronics Show, the Company announced several significant product introductions planned for 2001. Most notably, the Company plans to introduce three new microTALK FRS radios in the second quarter featuring SNAP replacement fronts, a market first, which will be available in more than 30 colors and patterns. The Company also introduced a second high performance 10 Band radar detector, which includes a DigiView Information Center that provides the user with a complete readout of all data received by the detector, as well as the world's first radar detector incorpora-ting a 10-channel weather radio.

On January 5, 2001, the Company announced that it had entered into an agreement to acquire all of the outstanding common stock of Lowrance Electronics, Inc. ("Lowrance") for approximately $32 million in cash plus the assumption of $15 million in anticipated debt at closing.

SUPPLIERS

One of the Company's primary strengths is its product sourcing ability. Substantially all of the Company's products are manufactured to its specifications and engineering designs by a number of suppliers, primarily in China, Thailand, Japan, Hong Kong and Korea. The Company maintains stringent control over the design and production quality of its products. The Company has a wholly-owned subsidiary in Hong Kong which helps to seek out new suppliers, monitor technological changes, perform source inspection of key suppliers, and expedite shipments from vendors.

Over a period of years, the Company has developed a network of suppliers for its products. To maintain flexibility in product sourcing, the Company has not entered into long-term contracts with any of its suppliers. Despite management's goal of maintaining strong relationships with its current suppliers, it also believes that, if necessary, other alternate suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company's business depends upon the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, under certain limited circumstances, reimburse the Company for lost profits resulting from a vendor's inability to fulfill its commitments to the Company. The Company negotiates substantially all of its purchases in U.S. dollars to protect itself from currency fluctuations. Assets located outside of the United States, principally Company-owned tooling at suppliers, had a net book value of $1,480,000 at December 31, 2000.

PRODUCTS

The Company operates only in the consumer electronics industry. Principal products include:

Soundtracker and NightWatch Citizens Band Radios HighGear accessories microTALK FRS and Private Mobile Radio ("PMR") two-way radios 9 Band and 10 Band detectors with Strobe Alert technology Safety Alert transmitters and receivers

The Company competes primarily in the United States with various manufacturers and distributors of consumer electronics products, principally on the basis of product features and price, and expects the market for its products to remain highly competitive.

Research, engineering and product development expenditures are expensed as incurred. These expenditures amounted to approximately $1,100,000 in 2000 and $900,000 in 1999 and 1998.

Except for certain patents, such as its Safety Alert technology, the Company does not believe that patents are of material importance to its products. However, when the Company develops a unique technology (such as SoundTracker noise reduction technology), patents are applied for to preserve exclusivity, wherever possible.

SoundTracker and Nightwatch Citizen Band radios, microTALK Family Radio Service two-way radios, 9 Band and 10 Band detectors with Strobe Alert technology and Safety Alert transmitters and receivers, are marketed under the COBRA trademark.

Cobra is the leading brand in the domestic Citizen Band radio market, which in factory sales is approximately $70 million annually. Approximately 75 percent of this market is for mobile Citizen Band radios, most of which are purchased by professional drivers. The remaining part of the market is for handheld Citizen Band radios used for sport and recreational activities. Also in 1999, the Company began shipping several new Citizen Band models specifically designed for the European market.

The Company has a history of being the technology leader in the Citizen Band radio market. The Company was the first Citizen Band radio marketer to combine a National Weather Service receiver with a mobile Citizen Band radio, enabling motorists to obtain weather and travel information broadcasts. As a major enhancement of this feature, the Company also introduced the industry's first mobile Citizen Band radio that incorporates an automatic alert feature to warn of National Weather Service emergency advisories. In 1997, the Company intro-duced its Soundtracker technology. This patent-pending noise reduction technology, which dramatically improves the sound quality of the Citizen Band radios, is the first significant product innovation in this category in several years. This new feature significantly reduces "white noise", or static, when the Citizen Band is in receiving mode. Additionally, SoundTracker technology allows the user's voice to break through cluttered airwaves and to be more easily heard when transmitting.

In 1999 the Company introduced a new line of Citizen Band radios featuring an adjustable illuminated front panel. The NightWatch line enhances drivers' safety by making it dramatically easier for them to see and adjust their Citizen Band controls at night. The vast majority of the 9 million mobile Citizen Bands used by professional truck drivers today are not illuminated despite the fact that these drivers spend a significant amount of time driving at night.

In 1997, the Company entered the rapidly growing FRS two-way radios market and in the Fall of 1998 began selling its new microTALK line. Because of the success of this new line, the Company has attained a strong number two position in this fast growing category. The Company estimates that the domestic market for FRS two-way radios in factory sales was approximately $370 million in 2000 and will increase to approximately $430 million in 2001.

FRS two-way radios operate on UHF FM frequencies, which allow for an extremely small handheld radio and exceptionally clear sound that penetrates through buildings and other obstacles. Unlike cellular phones, these radios require no monthly fee and provide coverage even in the most remote areas. Because of their range--up to two miles (five miles for the professional models, which require a license)--and exceptionally clear sound quality, the radios enable families and friends to easily keep in touch in hundreds of situations where they typically get separated and out of earshot, such as in shopping malls, amusement parks and ski resorts. In addition, the number of potential business- related applications for these radios is substantial, including construction crews, retail stores, restaurants and warehouses. FRS two-way radios also provide parents with an easy way to maintain contact with children when they are outside playing.

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

In December 1999, the Company introduced the first radio to combine a digital AM/FM stereo with FRS service. Another new model provides access to ten NOAA weather channels using Cobra's exclusive Weather Alert feature that automati-cally alerts users to tune to NOAA emergency broadcasts. Also, the Company launched its European line of microTALK radios in the United Kingdom, France, Spain, Germany, Sweden, and Finland. A Turkish distributor was added in 2000 and the Company expects to add additional distributors when other European countries approve the technology.

Cobra is also the number one brand in the market for domestic integrated radar/ laser detectors, which in factory sales is approximately $100 million. Currently, there are approximately 190 million cars and light trucks on the road and, of those, less than 10 million have detectors. Cobra commands a signifi-cant market share by offering innovative products with the latest technology.

The Company has been a leader in applying laser detection technology, including introducing the industry's first laser-signal detector and the industry's first integrated radar/laser detector with 360 degree laser detection capability. The Company was the first to introduce to the retail channel "intelligent" detection systems capable of alerting drivers with a differentiated signal for each of the frequencies emitted by the Company's patented, FCC-approved Safety Alert transmitter. This transmitter is marketed to organizations that operate police, fire, emergency medical service, construction and public utility vehicles. The Company's Safety Alert Traffic Warning System is designed to help drivers avoid potentially serious accidents with vehicles operated by these organizations.

In the Spring of 1998, the Company began shipping its proprietary 6 Band line of detectors. Unique to the industry, these detectors were designed to alert drivers to each of the four current speed monitoring systems in use -- X,K,Ka and Laser -- plus VG-2, the band that advises that a radar detector is being used. The sixth band is the Safety Alert Traffic Warning System band. At the time, this made the unique Cobra six-band detector the most comprehensive alert system in the industry and for the first time allowed drivers to be aware of all four speed monitoring systems as well as the presence of VG-2 and Safety Alert transmissions.

In late 1999, the Company introduced the world's first and only line of 9 Band radar detection systems. This new line provides detection of two new laser systems, UltraLite and ProLaser. In addition, the new line is the first to incorporate the exclusive Strobe Alert feature. This technology alerts drivers to the presence of high-speed emergency vehicles equipped with strobe trans-mitters to control traffic signals. In 2000, the Company introduced the world's first 10-Band radar detection system that features a high-speed RISC processor and offers 10 bands of protection, including its patented Safety Alert warning system and exclusive Strobe Alert detection. Unlike competing radar detection systems, the XR-1010 enables motorists to detect eight speed monitoring systems and distinguish between four types of laser systems on the road today, including LTI 20/20, Ultra Lyte, Pro Laser and ProLaser III.

Because of the popularity of the Company's unique 6 Band, 9 Band and 10 Band technologies, Cobra was the fastest growing radar detector brand over the past several years and has become the market leader.

COMPETITION

Major competitors are Motorola, Audiovox and Radio Shack (FRS); Uniden, Midland and Radio Shack (Citizen Band Radios); and Whistler, Uniden and Beltronics (Detectors).

SALES AND DISTRIBUTION

Demand for consumer electronics products is somewhat seasonal and varies according to channel of distribution. Historically, sales in the last half of the year are greater than in the first half, reflecting increased purchases by retailers for the holiday selling season. Also, because a greater and greater portion of the Company's business is with mass retail accounts, the Company has experienced a shift in orders from the third quarter to the fourth quarter when the mass retailers normally begin their load-in for the holiday selling season. As the Company's channel mix continues to shift more towards retail, the Company expects additional shifts toward heavier third and fourth quarter sales volumes.

In 2000, sales to K-Mart and Best Buy were 14.2 percent and 11.1 percent of net sales, respectively. In 1999, sales to Kmart were 16.2 percent of net sales. In 1998, sales to Kmart and DAS Distributors were 12.9 percent and 11.9 percent of net sales, respectively. The Company does not believe that the loss of any one customer would have a material adverse effect on the business of the Company. International sales were $14.4 million, $4.9 million, and $7.4 million, in 2000, 1999 and 1998, respectively.

The Company's return policies and payment terms are consistent with those of other companies serving the consumer electronics market. Market conditions are such that products generally must be shipped within a short time after an order is received. As a result, order backlog is not significant.

Cobra products are distributed through a strong, well-established network of approximately 300 retailers and distributors located primarily in the United States. Approximately 70 percent of the sales are made directly to domestic mass marketers, such as catalog showrooms, consumer electronics specialty stores, large department store chains, television home-shopping, direct-response merchandisers, home centers and specialty stores, which feature telephone products or mobile electronics products. Most of the remaining sales are through two-step wholesale distributors that carry Cobra products to fill orders for truck stops, small department stores, appliance dealers and for export. Cobra's primary sales force is comprised of independent sales representatives who work on a straight commission basis. They do not sell products of the Company's competitors.

The Company's right to sell products under the COBRA trademark is substantially worldwide. The Company believes the COBRA trademark, which is indefinitely renewable by the Company, is a significant factor in the successful marketing of its products.

EMPLOYEES

As of December 31, 2000, the Company employed 122 persons in the U.S. and 13 in its international operations. None of the Company's employees is a member of a union.


ITEM 2.  PROPERTIES

The Company owns one building in Chicago, Illinois containing a total of approximately 93,000 sq. feet of office and warehouse space. The Company also leases 2,300 sq. feet of office space in Hong Kong for its international opera-tions and 1,650 sq. feet of office space in Dublin, Ireland for its European operations. The Company believes that these facilities are adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to various unresolved legal actions, which arise, in the normal course of its business, and none of which is expected to have a material adverse effect on the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

See Part III, Item 10.


                                     PART II

                                       -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

The Company's common stock trades on The NASDAQ Stock Market under the symbol COBR. As of March 13, 2001, the Company had approximately 900 shareholders of record and approximately 2,300 shareholders for whom securities firms acted as nominees. The Company's common stock is the only class of equity securities outstanding. Before April 1, 1993, the common stock of the Company traded under the symbol DYNA.

Under the terms of its credit agreement, the Company may not pay cash dividends.

STOCK PRICE AND TRADING VOLUME DATA


                                    STOCK PRICE RANGE
              ------------------------------------------------------------          TRADING VOLUME
                    2000                   1999                  1998                (in thousands)
              -------------------   -------------------   ------------------     ----------------------
Quarter         High      Low          High      Low        High      Low         2000     1999   1998
-----------   ------    -------     --------- ---------   --------- ---------    ------   ------  -----
First......   $ 6 1/2   $ 3 7/8      $ 5 1/8    $ 3 1/2     $ 8 5/8  $ 5 5/8      2,153      724  2,931  Second.....     8 3/8     4
22/32      4 5/8      3           6 3/4    4 3/4      2,323    1,259  2,050
Third......     7 1/2     5 1/2        4 1/2      3           5 5/8    3 1/2      1,714    1,077  1,684
Fourth.....     6 3/8     4 1/2        6 3/8      3 5/32      6 1/4    3 5/8      1,506    2,477  1,304

Note: Data compiled from The NASDAQ Stock Market monthly Summary of Activity reports.



ITEM 6.  SELECTED FINANCIAL DATA


FIVE YEAR FINANCIAL SUMMARY


Years Ended December 31
(in thousands, except per share amounts)                2000      1999       1998       1997       1996
----------------------------------------------------  -------- ---------- ---------- ---------- ----------
Operating Data:
  Net sales......................................... $ 144,565 $ 118,693  $103,414  $ 104,098  $  90,324
  Gross profit......................................    40,782    30,152    24,661     21,551     16,370
  Selling, general and administrative expense.......    27,961    23,540    19,747     16,655     14,374
  Operating income       ...........................    12,821     6,612     4,914      4,896      1,996
  Gain on sale of building..........................        --        --        --      1,132         --
  Tax provision (benefit)...........................     4,132     1,744   (10,403)       --          --
  Net income       .................................     7,189      3,983    14,200     4,692        601


Net Income per share:
  Basic ............................................      1.17       .66      2.30       0.76       0.10
  Diluted ..........................................      1.12       .65      2.20       0.73       0.10

As of December 31:
  Total assets......................................    77,905    59,579    64,419     48,279     42,596
  Short-term debt ..................................    13,376     4,083    14,316     10,995     13,277
  Shareholders' equity..............................    48,626    41,572    37,496     23,673     18,713
  Book value per share..............................      7.89      6.80      6.18       3.81       3.00
  Shares outstanding................................     6,166     6,118     6,066      6,218      6,242

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

CORPORATE OVERVIEW

Net Sales increased 22% to $144.6 million in 2000 while gross margin increased to 28.2% from 25.4% in 1999. As a result, pretax income and net income increased 97% and 81%, respectively, from the prior year. Additionally, fully diluted earnings per share increased to $1.12 per share in 2000 compared to $.65 per share in 1999, or a 72% increase.

RESULTS OF OPERATIONS

2000 Compared to 1999
---------------------
Net income for 2000 increased 81% to $7.2 million, or $1.12 per diluted share, from net income of $4.0 million or $.65 per diluted share for the prior year. Pretax income increased by 97% to $11.3 million in 2000, compared to $5.8 million in 1999.

Net sales increased 22% to $144.6 million from $118.7 million in 1999. Sales growth resulted from strong demand for the Company's new microTALK FRS two-way radios, both domestically and in Canada and Europe, and proprietary 9 Band radar detectors, as well as from increased retail distribution.

FRS two-way radio sales increased because of strong demand for the Company's new microTALK line, which began shipping in April 2000. This new line helped the Company add several new customers, notably Best Buy and Costco, and expand placement among existing retail customers in the U.S. Additionally, the line proved to be popular in Canada, which approved FRS technology in the Spring of 2000. A line using similar technology was successful in Europe where distribu-tion also increased. The increase in radar detector sales was due to the popularity of the Company's exclusive 9 Band technology. These new models, which began shipping at the end of 1999, enabled the Company to expand retail distribution as well as achieve steady market share gains during the year.

Gross margin for 2000 improved to 28.2% from 25.4% in 1999 primarily due to better margins achieved on the new microTALK line in the U.S., Canada and Europe as well as lower radar detector costs. Additionally, Citizens Band radio margins improved due to fewer sales of lower margin hand-held units and a reduction in airfreight costs in 2000. In 1999, significant airfreight cost was incurred to meet demand for the new Nightwatch line.

Selling, general and administrative expenses increased $4.4 million during 2000 but, as a percentage of net sales, decreased to 19.3% from 19.8% in 1999. Of the $4.4 million increase, $1.4 million was in variable selling expense attribu-table to the $25.9 million increase in sales volume. Fixed sales and marketing expenses also increased as the Company spent more on public relations and non-coop advertising in order to drive demand. These investments resulted in increased placement of Cobra products and, in turn, gross margin improvement from increased volume. Also contributing to the increase in selling, general and administrative costs was higher payroll costs, including increased bonus expense as a result of the higher pretax income. Bad debt expense was also higher due to a significantly higher provision due to increased sales and accounts receivable at December 31, 2000. Finally, employee procurement and relocation expenses increased due to the costs associated with hiring in a tight labor market.

Interest expense for 2000 was $889,000, which was $11,000 higher than 1999, primarily because of a slightly higher weighted average interest rate in 2000 offset by slightly lower average borrowings outstanding during the year.

Other expense for 2000 was $611,000 compared to other income of $23,000 in 1999 due to losses that were recognized on investments in the cash surrender value of life insurance policies.

Income tax expense increased $2.4 million to $4.1 million in 2000 due to the higher pre-tax income. The effective tax rate in 2000 was 36.5%.

1999 Compared to 1998
---------------------
Pretax income increased by 52% to $5.8 million in 1999, compared to $3.8 million for the prior year period. Net income for 1999 was $4 million, or $0.65 per diluted share, compared with net income of $14.2 million or $2.20 per diluted share for the prior year period. Net income for 1998 included an income tax benefit of $10.4 million, which was due to the reversal of Cobra's valuation allowance on its deferred tax assets. If adjusted for the tax rate used in 1999, net income and diluted earnings per share for 1998's full year would have been $2.6 million and $0.41, respectively.

Net sales for 1999 increased 15% to $118.7 million from $103.4 million in 1998. Sales growth resulted from increased retail distribution and strong demand for the new microTALK FRS two-way radios and the Company's proprietary 6 Band radar detectors.

Strong sales of FRS two-way radios and radar detectors were partially offset by a $8.4 million decline in sales of twenty-five channel cordless telephone products, as the Company exited that business in 1998. FRS two-way radio sales benefited from increased distribution of the Company's microTALK line, which the Company began shipping in September 1998. This new line has helped the Company add several new customers, expand placement among existing major retail accounts and add sporting goods and office supply specialty stores as new channels of distribution. The increase in radar detector sales was due to the popularity of the Company's exclusive six-band technology. These new models, which began shipping at the end of the first quarter of 1998, enabled the Company to expand retail distribution as well as achieve steady market share gains during the year. International sales were down from 1998 because of significantly lower sales of radar detectors to Russia, but lower radar detector sales were partially offset by sales of the Company's new microTALK PMR two-way radios in Great Britain.

Gross margin for 1999 improved to 25.4% from 23.8% in 1998 primarily due to a greater portion of higher-margin Nightwatch Citizen Band radios, MicroTALK two-way radios and 6 Band radar detectors and lower sales of low margin 25 channel cordless phones in the sales mix.

Selling, general and administrative expense increased $3.8 million during 1999 and, as a percentage of net sales, increased to 19.8% from 19.1% in 1998. Much of the increase was due to higher selling and marketing costs. One reason for the increase was the $15.3 million increase in sales volume, which accounted for a $1 million rise in variable selling expenses. Another reason was a shift in sales mix in 1999 to more domestic sales, which have much higher selling expenses associated with them compared to international sales. Also, selling and marketing expenses increased as the Company continued to invest significant- ly in new product development, retail account expansion and distribution channel gains. These investments have resulted in increased placement of Cobra products as well as gross margin improvement. Also contributing to the increase in selling, general and administrative costs were higher payroll costs, primarily increased bonus expense as a result of the higher pretax income. Offsetting some of the increase was a decrease in consulting expense in 1999 versus the prior year as significant consulting expenses were incurred in 1998 to make the Company's data processing systems year 2000 compliant.

Interest expense for 1999 decreased to $878,000 from $1.2 million, primarily because of lower average debt levels, which were driven by reduced inventory levels, and lower overall interest rates.

The effective tax rate in 1999 was 30.8%. This rate is lower than the federal statutory rate of 34% primarily due to a permanent difference related to an increase in the cash surrender value of officer's life insurance. The 1998 tax benefit of $10.4 million was due to the elimination of the Company's deferred tax valuation allowance. This valuation allowance had substantially offset the Company's net deferred tax asset, a significant portion of which related to the Company's net operating loss carryforwards. Prior to 1996, the Company had a history of net losses resulting in a significant net deferred tax asset and a corresponding valuation allowance. Under SFAS No. 109, a history of operating losses in recent years generally requires recognition of such an allowance. Accordingly, the Company recorded a valuation allowance for substantially all of its net deferred tax asset. However, SFAS No. 109 requires management to periodically access the need for a valuation allowance. In the fourth quarter of 1998, due to the continued positive trend in earnings and the successful launch of the Company's new products, management concluded that there was no need for a valuation allowance because it is more likely than not that all of the net deferred tax assets will be realized through future taxable earnings. At December 31, 1999, the Company had net operating loss carryforwards of $20.1 million.

LIQUIDITY AND CAPITAL RESOURCES

On January 1, 2000, the Company had a $42.5 million secured credit agreement with two financial institutions for a three-year revolving credit facility that was scheduled to expire February 2, 2001. Loans outstanding under this agreement bear interest, at the Company's option, at the prime rate or LIBOR plus 2 percent. This agreement was extended on December 29, 2000 for $36 million with one financial institution until May 3, 2001 pending completion of a new financing agreement in conjunction with the Lowrance acquisition (see below). A further amendment extended the expiration date of the agreement to July 31, 2001.

The credit agreement specifies that the Company may not pay cash dividends and contains a material adverse change clause, which, under certain circumstances, could accelerate the payment of the debt. The Company classifies the debt as short-term for financial reporting purposes. At December 31, 2000, the Company had approximately $16.5 million available under the credit line.

The Company also had a $5.0 million secured credit agreement with the same institutions under which borrowings are secured by the cash surrender value of certain life insurance policies owned by the Company. There were no borrowings under this agreement, which expired on December 29, 2000 and was not renewed.

Net cash flows used in operating activities were $5.7 million for the year ended December 31, 2000. Operating cash flows were generated principally from net income of $7.2 million, depreciation and amortization of $1.8 million, deferred taxes of $3.9 million, a decline in other current assets of $940,000 and an increase in accrued liabilities of $1.0 million. Cash used in operations offset these increases and included a $10.6 million increase in receivables and a $10.2 million increase in inventory. Accounts receivable increased mainly because of strong November and December sales. In January 2001, $11.4 million of cash was collected. Inventories increased for several reasons. First, inventory at December 31, 1999 was unusually low due to unexpectedly strong fourth quarter sales in 1999 and a heavier reliance on costly airfreight to effect a more just-in-time management of inventory levels. Also, significantly higher expected sales for the first quarter of 2001 than typically experienced necessitated higher December 31, 2000 inventory levels.

Investing activities required cash of $3.5 million in 2000, principally for the purchase of tooling and equipment.

Financing activities generated cash flows of $9.2 million in 2000, reflecting net borrowings under the Company's line-of-credit agreement, partially offset by the repurchase of 68,700 shares of Company common stock for an aggregate cost of $386,000 or an average cost of $5.62 per share. In August 1998, the Company's Board of Directors authorized a repurchase of up to $1 million of the Company's common stock. On May 17, 1999, the Company announced that a second repurchase program was approved to acquire up to another $1 million of common stock. Through December 31, 2000, the Company has repurchased 387,900 shares at an aggregate cost of $1.6 million for an average per share cost of $4.12.

At December 31, 2000, the Company had no material commitments, other than approximately $34.8 million in outstanding purchase orders for products compared with $39.7 million at the end of the prior year.

On January 5, 2001, the Company announced that it had entered into an agreement to acquire all of the outstanding common stock of Lowrance Electronics, Inc. for approximately $32 million in cash plus the assumption of $15 million in antici-pated debt at closing. Lowrance is a leader in both sonar and global positioning systems.

The Company is in the process of finalizing financing for the acquisition through the addition of both senior and subordinated debt and is also negotiating a combined revolving line of credit at the same time. The acquisition will be accounted for as a purchase. It is anticipated that the senior debt would consist of an aggregate principal amount of up to $85 million and the subordinated debt would consist of an aggregate principal amount of $15 million. At December 31, 2000, $613,000 in costs incurred in connection with this transaction have been capitalized in "Other Assets" in the Consolidated Balance Sheets.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under credit agreements will be sufficient in 2001 to fund its working capital needs. In 2000, the Company utilized approximately $17 million of net operating loss carryforwards. Net operating loss carryforwards of $3.1 million at December 31, 2000 will be used in 2001. Upon utilization of all of its net operating loss carryforwards, the Company will begin making payments for federal income taxes, which is expected to be in the second half of 2001.

ITEM 7A MARKET RISK AND FINANCIAL INSTRUMENTS

The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the $13.4 million of debt of the Company outstanding at December 31, 2000. The debt is priced at interest rates that float with the market, which therefore mitigates interest rate exposure. A 50 basis point movement in the interest rate on float-ing rate debt would result in an approximately $67,000 increase or decrease in interest expense and cash flows. The Company does not use derivative financial or commodity instruments for trading or other purposes.

The Company's suppliers are located in foreign countries, principally in Asia, and the Company made approximately 10.0% of its sales outside the United States in 2000. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in US dollars.

FORWARD-LOOKING STATEMENTS

In addition to the historical information presented in this annual report, the Company has made and will make certain forward-looking statements in this report, other reports filed by the Company with the Securities and Exchange Commission, reports to stockholders and in certain other contexts relating to future net sales, costs of sales, other expenses, profitability, financial resources, or products and production schedules. Statements relating to the foregoing or that predict or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on management's beliefs as well as assump-tions made by and information currently available to management. Accordingly, the Company's actual results may differ materially from those expressed or implied in such forward-looking statements due to known and unknown risks and uncertainties that exist in the Company's operations and business environment, including, among other factors, the failure by the Company to produce anticipa-ted cost savings or improve productivity, the timing and magnitude of capital expenditures and acquisitions, currency exchange rates, economic and market conditions in the United States and the rest of the world, changes in customer spending levels, the demand for existing and new products, the continuing availability of suppliers, and other risks associated with the Company's operations. Although the Company believes that its forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and quarterly financial data are included in this Annual Report on Form 10-K, as indicated in the index on page 35.

CONSOLIDATED STATEMENTS OF INCOME
Cobra Electronics Corporation


Years Ended December 31 (in

thousands, except per share amounts)   2000      1999     1998
-----------------------------------  --------  --------  -------
Net sales..........................  $144,565  $118,693 $103,414
Cost of sales......................   103,783    88,541   78,753
                                     --------  --------  -------
Gross profit.......................    40,782    30,152   24,661

Selling, general and administrative
  expense..........................    27,961    23,540   19,747
                                     --------   -------  -------
Operating income ..................    12,821     6,612    4,914

Other income (expense):
  Interest expense.................      (889)     (878)  (1,204)
  Other income (expense), net .....      (611)       23       87
                                      -------   -------  -------
Income before income taxes.........    11,321     5,757    3,797
Tax provision (benefit)............     4,132     1,774  (10,403)
                                      -------   -------  -------
Net income.........................   $ 7,189   $ 3,983  $14,200
                                      =======   =======  =======

Net income per common share:

Basic                                 $  1.17   $  .66   $  2.30
Diluted                               $  1.12   $  .65   $  2.20

Weighted average shares outstanding:

Basic                                   6,142    6,020     6,181
Diluted                                 6,394    6,107     6,469

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Cobra Electronics Corporation


At December 31 (in thousands)                2000        1999
---------------------------------------   ----------- -----------
ASSETS:

Current assets:
  Cash..................................    $    54    $    93
  Receivables, less allowances for claims
    and doubtful accounts of $1,869
    in 2000 and $1,381 in 1999............   36,116     25,565
  Inventories, primarily finished goods.     18,873      8,689
  Deferred income taxes.................      4,031      4,997
  Other current assets..................      3,200      4,192
                                            -------    -------
  Total current assets..................     62,274     43,536
                                            -------    -------
Property, plant and equipment, at cost:

  Land..................................        330        330
  Buildings and improvements.............     3,567      3,619
  Tooling and equipment.................     15,668     13,915
                                            -------    -------
                                             19,565     17,864

  Accumulated depreciation..............    (13,308)   (13,042)
                                            -------    -------
  Net property, plant and equipment.....      6,257      4,822
                                            -------    -------
Other assets:
  Deferred income taxes.................      1,688      4,581
  Cash surrender value of officers'
    life insurance policies.............      5,670      5,499
  Other.................................      2,016      1,141
                                            -------    -------
  Total other assets....................      9,374     11,221
                                            -------    -------
Total assets............................    $77,905    $59,579
                                            =======    =======

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (cont.)
Cobra Electronics Corporation


At December 31 (in thousands, except

share data)                                   2000       1999
----------------------------------------- ----------- -----------
LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
   Accounts payable......................   $ 3,400     $ 2,792
   Accrued salaries and commissions......     1,911       1,326
   Accrued advertising and sales promotion
      costs..............................     3,051       2,800
   Accrued product warranty costs........     2,692       2,916
   Other accrued liabilities.............     1,881       1,456
   Short-term debt.......................    13,376
4,083

                                             ------      ------
   Total current liabilities.............    26,311      15,373


Deferred compensation....................     2,968       2,634
                                            -------     -------
Total liabilities........................    29,279      18,007
                                            -------     -------

Commitments and Contingencies

Shareholders' equity:
  Preferred stock, $1 par value, shares
    authorized-1,000,000; none issued....      ---          ---
  Common stock, $.33 1/3 par value,
    12,000,000 shares authorized,
    7,039,100 issued for 2000 and 1999...     2,345       2,345
  Paid-in capital........................    20,032      20,301
  Retained earnings......................    31,644      24,455
                                            -------     -------
                                             54,021      47,101
  Treasury stock, at cost
    (872,716 shares for 2000 and 921,009
     shares for 1999)...................     (5,395)     (5,529)
                                           --------     -------
  Total shareholders' equity.............    48,626      41,572
                                           --------     -------
Total liabilities and shareholders'
  equity.................................   $77,905     $59,579
                                           ========    ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Cobra Electronics Corporation


Years Ended December 31(in thousands)    2000     1999     1998
-------------------------------------  -------- -------- --------
Cash flows from operating activities:
  Net income ......................... $ 7,189  $ 3,983  $14,200
  Adjustments to reconcile net income
    to net cash flows from
    operating activities:
    Depreciation and amortization.....   1,758    1,559    1,541
    Deferred taxes....................   3,859    1,456  (10,403)
    Loss (gain) on sale of fixed assets    345       37       (1)
    Changes in assets and liabilities:
      Receivables..................... (10,551)   1,490  (11,370)
      Inventories..................... (10,184)   5,524    5,617
      Other current assets............     940   (2,512)    (410)
      Other assets....................  (1,030)    (410)    (403)
      Accounts payable................     608     (353)    (492)
      Accrued liabilities ............   1,037    1,356     (601)
      Deferred compensation...........     334      314       89
                                       -------- -------- --------
  Net cash flows from (used by)
    operating activities..............  (5,695)   12,444  (2,233)
   -------- -------- --------
Cash flows from investing activities:

  Proceeds from sale of fixed assets..     ---      ---        1
  Capital expenditures................  (3,331)  (1,365)  (1,579)
  Cash Surrender Value of Life
  Insurance                               (171)    (946)    (623)
                                       --------  ------- --------
  Net cash flows from (used in)
    investing activities..............  (3,502)  (2,311)  (2,201)
                                       --------  ------- --------
Cash flows from financing activities:
  Net borrowings (repayments) under the
    line-of-credit agreement..........   9,293  (10,233)   3,321
  Transactions related to exercise of
    stock options, net................     251      628       81
  Transactions related to stock
    repurchase........................    (386)    (535)    (683)
   --------  ------- --------
  Net cash flows from (used in)
    financing activities..............   9,158  (10,140)   2,719
                                       --------  ------- --------
Net decrease in cash..................     (39)      (7)  (1,715)
Cash at beginning of year.............      93      100    1,815
                                       --------  ------- --------
Cash at end of year................... $    54   $   93  $   100
                                       ========  ======= ========

                                                        2000     1999     1998

                                                      -------- -------- --------

Supplemental disclosure of cash flow information Cash paid during the year for:
       Interest                                        $   757  $   953  $ 1,230
       Income taxes                                        581       79      ---
 Non-cash investing and financing activities:
       Tax benefit related to stock
         options                                           ---      ---      225

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Cobra Electronics Corporation


Three Years Ended

December 31, 2000             Common   Paid-In  Retained Treasury  Total
(dollars in thousands)        Stock    Capital  Earnings  Stock    Equity
----------------------------  -------  -------  --------  -------  -------
Balance-January 1, 1998.....  $ 2,345  $ 20,681  $ 6,272  $(5,625) $23,673
  Net income................      ---       ---   14,200      ---   14,200
  Treasury stock purchases..      ---       ---      ---     (683)    (683)
  Transactions related to
  exercise of options,net.        ---      (107)     ---      188       81
Tax benefit
    related to

  stock options..                 ---       225      ---      ---      225
                              -------  --------- -------- -------- -------
Balance-December 31, 1998..   $ 2,345  $ 20,799  $20,472  $(6,120) $37,496
  Net income................      ---       ---    3,983      ---    3,983
  Treasury stock purchases..      ---       ---      ---     (535)    (535)
  Transactions related to
  exercise of options, net..      ---      (498)     ---    1,126      628
                              -------  --------- -------- -------- -------
Balance-December 31, 1999 ..  $ 2,345  $ 20,301 $ 24,455  $(5,529) $41,572
    Net income................    ---       ---    7,189      ---    7,189
    Treasury stock purchases..    ---       ---      ---     (386)    (386)
  Transactions related to

  exercise of options, net..      ---      (269)     ---      520      251
                              -------  --------  -------   ------- -------

Balance-December 31, 2000 ..  $ 2,345   $20,032 $ 31,644  $(5,395) $48,626
                              =======  ======== ========  ======== =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Cobra Electronics Corporation Three years ended December 31, 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS -- The Company designs and markets consumer electronics products, which it sells under the COBRA brand name principally in the United States, Canada and selected countries in Europe. A majority of the Company's products are purchased from overseas suppliers, primarily in China, Thailand, Japan, Hong Kong and Korea. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and, if necessary, other suppliers could be found. Production delays or a change in suppliers, however, could cause a delay in obtaining inventories and a possible loss of sales, which could adversely affect operating results. Purchases of product from vendors and sales to international customers are denominated in US dollars to minimize foreign currency exchange risk.

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT EXPENDITURES -- Research, engineering and product development expenditures are expensed as incurred and amounted to $1,100,000 in 2000 and $900,000 in 1999 and 1998.

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

NEW ACCOUNTING PRONOUNCEMENTS -

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. This statement also requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of derivatives. This statement is effective on January 1, 2001. The Company does not use any derivatives in the normal course of its business and, therefore, has recorded no cumulative transition adjustment.

(2) INCOME TAXES


The provision (benefit) for taxes on earnings for the years ended December 31, 2000, 1999 and 1998 consists of:


(in thousands)                         2000        1999        1998
---------------------------           ------       -----       ----
Current:
 Federal                             $   273    $    318      $  79
 State                                    --          --         --
                                      ------       -----      -----
                                         273         318         79
Deferred:
 Federal                               3,047       1,128      2,667
 State                                   812         328        607
                                      ------     -------     ------
                                       3,859       1,456      3,274

Change in valuation allowance             --          --     (3,353)
Reversal of valuation allowance           --          --    (10,403)
                                      ------     -------    -------
   Total                            $  4,132    $  1,774   $(10,403)
                                      ======     ========   =======

Deferred tax assets (liabilities) by component at December 31, 2000 and 1999 were:


(in thousands)                                 2000       1999
------------------------------------------  ---------  ---------
Net operating loss carryforwards..........  $  1,411   $   7,760
Alternative minimum tax credit carryforwards   1,924       1,400
Tax lease income..........................    (5,664)     (6,309)
Receivable reserves.......................       348         305
Warranty reserves.........................     1,934       1,198
Inventory reserves........................       622         455
Accrued promotion expenses................     2,737       2,411
Sales related reserves....................     1,052         939
Compensation reserves.....................     1,032       1,119
Other, net................................       323         300
                                            ---------   ---------
Net deferred tax assets...................  $  5,719    $  9,578
                                            =========   =========

The tax lease income resulted from the purchase of several 1983 tax lease agreements to acquire tax benefits under the provisions of the Economic Recovery Tax Act of 1981. The total cash price paid by the Company was $12.4 million. The economic value of these leases was not impaired by the Tax Reform Act of 1986. The Company realizes temporary tax savings from accelerated depreciation and permanent tax savings from credits associated with the leases, subject to statutory limitations. These savings offset current taxes payable, which would otherwise have been due on income from normal operations.

Prior to 1996, the Company had a history of net losses resulting in a significant net deferred tax asset and had resulted in a corresponding valuation allowance. In the fourth quarter of 1998, due to the continued positive trend in earnings and the successful launch of the Company's new products, management concluded that there was no need for a valuation allowance because it was more likely than not that all of the net deferred tax assets will be realized through future taxable earnings. The reversal of the valuation allowance resulted in a $10.4 million tax benefit being recorded in 1998.

At December 31, 2000, the Company has net operating loss carryforwards("NOL") available to offset future taxable income, and alternative minimum tax credit carryforwards to offset future income tax payments. The alternative minimum tax credit carryforwards, amounting to $1,924,000 do not expire. During 2000, the remaining $17,000 of investment tax credit carryforwards expired.

The net operating loss carryforwards expire as follows (in thousands):


Year of Expiration           NOL
-----------------------   ---------
2009...................   $  3,086
                          ---------
Total..................   $  3,086
                          =========

Until the Company has utilized its significant NOL carryforwards, the cash payment of Federal income taxes will be minimal. The statutory federal income tax rate (34%) is reconciled to the effective income tax rates as follows: (in thousands)


Description                               2000     1999     1998
--------------------------------------  ------   ------   ------
Income taxes at statutory federal
income tax rate...................... $  3,849 $  1,957 $  1,291
State taxes, net of federal income
   tax benefit........................     498      255      178
Utilization of net operating loss
   carryforwards......................      --       --   (1,527)
Reversal of the valuation allowance...      --       --  (10,403)
Permanent items.......................    (215)    (438)      --
Other.................................      --       --       58
                                        ------   ------   ------
Income tax expense (benefit)..........$  4,132    1,774 ( 10,403)
                                        ======   ======   ======

(3) FINANCING ARRANGEMENTS

The Company has a $36 million secured revolving credit facility. In October 1998, the Company and its lenders signed an amendment increasing the credit line from $35 million to $38.7 million with the addition of a separate line secured by the cash surrender value of certain life insurance policies owned by the Company. This separate line was increased to $5 million in August 2000, at which time the total line increased to $47.5 million. On December 29, 2000, the unused cash surrender value line was not renewed and the revolving line of credit was reduced to $36 million. This amendment also extended the expiration date of the agreement until May 3, 2001 pending the completion of a new financing agreement in connection with the acquisition of Lowrance Electronics, Inc. (see Note 14). A further amendment extended the expiration date of the agreement to July 31, 2001. Borrowings and letters of credit issued under this agreement are collateralized by the Company's assets, and usage is limited to certain percentages of accounts receivable and inventory. Loans outstanding under the agreement bear interest, at the Company's option, at the prime rate or at LIBOR plus 2 percent. The majority of outstanding borrowings at December 31, 2000 bear interest at 8.7%.

Maximum borrowings outstanding at any month-end were $17.3 million and $16.2 million in 2000 and 1999, respectively. The maximum value of letters of credit outstanding at any month end were $22.0 million and $11.8 million in 2000 and 1999, respectively. At December 31, 2000, the Company had approximately $16.5 million available under its unused credit line.

Aggregate average borrowings outstanding were $10.0 million during 2000 and $11.5 million during 1999 with weighted average interest rates thereon of 8.3% and 7.8% during 2000 and 1999, respectively.

The credit agreement specifies that the Company may not pay cash dividends and contains a material adverse change clause, which, under certain circumstances, could accelerate the payment of the debt. The Company classifies the debt as short-term for financial reporting purposes.

4) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, accounts receivable, accounts payable, short-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company's bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The contract value/fair value of the letters of credit at December 31, 2000 and 1999 was $5.9 million and $8.9 million, respectively. These letters of credit are only executed with major financial institutions, and full performance is anticipated.

5) LEASE TRANSACTIONS

The Company leases facilities and equipment under noncancellable leases with remaining terms of one year or more. The terms of these agreements provide that the Company pay certain operating expenses. Some of these lease agreements also provide the Company with the option to purchase the related assets at the end of the respective initial lease terms.

Total minimum rental amounts committed in future years as of December 31, 2000 are as follows:


                        Operating    Capital
        (in thousands)   Leases      Leases     Total

        --------------  ---------    -------    -----
        2001              $ 42      $   8      $  50
        2002                42          8         50
        2003                42          6         48
        2004                42          6         48
        2005                42          6         48
        Thereafter         630         --        630
                        ---------    -------    -----
        Total             $840       $ 34       $874
                        =========    =======    =====

Total rental expense amounted to $208,000 in 2000, $191,000 in 1999 and $141,000 in 1998.

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

EARNINGS PER SHARE

                                     2000       1999      1998
Basic earnings per share:

Income available to common
 shareholders (thousands)         $ 7,189    $ 3,983   $14,200

Basic earnings per share:

Weighted-average shares

 outstanding                    6,141,834  6,019,543 6,180,592
                                =========  ========= =========
Basic earnings per share           $ 1.17      $0.66     $2.30
                                =========  ========= =========
Diluted earnings per share:

Weighted-average shares

 outstanding                    6,141,834  6,019,543 6,180,592
Dilutive shares issuable
 in connection with
 stock option plans               912,125    494,625   706,750
Less: shares purchasable

 with proceeds                   (659,700)  (407,288) (418,645)
                                 --------- --------- ---------
                          Total 6,394,259 6,106,880 6,468,697
                                ========= ========= =========
Diluted earnings per share         $ 1.12      $0.65     $2.20
                                =========  ========= =========

Additionally, there were 232,500 anti-dilutive shares at December 31, 2000 and 312,500 anti-dilutive shares at both December 31, 1999 and December 31, 1998.

7) STOCK OPTION PLANS

The Company has six Stock Option Plans--2000, 2000 Outside Directors Plan, 1998, 1997, 1995, 1987 ("the Plans"). Under the terms of the Plans, the consideration received by the Company upon exercise of the options may be paid in cash or by the surrender and delivery to the Company of shares of its common stock, or by a combination thereof. The optionee is credited with the fair market value of any stock surrendered and delivered as of the exercise date. Options become exercisable in annual 25% increments commencing twelve months after the date of grant.

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


                                  2000       1999       1998
                                  -----    -------    -------
Net income:       As reported   $ 7,189    $ 3,983    $14,200
                  Pro forma       6,925      3,439     13,545

Net income per common share:

Basic:            As reported    $ 1.17      $0.66     $ 2.30
                  Pro forma        1.13       0.57       2.19

Diluted:          As reported    $ 1.12      $0.65     $ 2.20
                  Pro forma        1.08       0.56       2.09

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividends; expected volatility of 45 percent; risk-free interest rate ranging from 6 to 7 percent; and expected lives of 5 years.

A summary of certain provisions and amounts related to the Plans follows:


                                           2000      1998   1997    1995    1987
                                           Plans     Plan   Plan    Plan    Plan
---------------------------------------  --------- ------- ------- ------- -------
Authorized, unissued shares originally
   available for grant................... 325,000  310,000 300,000 300,000 150,000

Shares granted...........................  12,500  310,000 299,625 275,250 150,000
Shares available for grant at December 31,
   2000.................................. 312,500      -0-     375  24,750     -0-
Options exercisable at December 31, 2000.     -0-  100,000 163,750 144,125  21,375

A summary of the status of the Plans as of December 31, 2000, 1999 and 1998, and changes during the years ended on those dates is presented below:


                                                                2000             1999                1998
                                                -----------------  ----------------   ----------------
                                                         Weighted          Weighted            Weighted
                                                         Average           Average             Average
                                                Shares   Exercise  Shares  Exercise   Shares   Exercise
Fixed Options                                    (000)   Price     (000)   Price      (000)    Price
---------------------------------------         ------- ---------  ------- --------   -------  --------
Outstanding at beginning of year                  1,027    $4.58    1,124     $4.39      914      $3.82

Granted                                             118     6.16      100      4.13      288       6.36

Exercised                                          (295)    3.55     (192)     3.36      (28)      2.88

Cancellations and Expirations                       (10)    2.79       (5)     2.88      (50)      6.13
                                                -------            -------            -------
Outstanding at end of year                          840     5.18    1,027      4.58     1,124      4.39

Options exercisable at year end                     429               531                518

Weighted-average fair value of options
granted during the year                                    $2.96              $2.02               $3.07


The following table summarizes information about stock options outstanding at December 31, 2000:

                                      Options Outstanding                     Options Exercisable
                              ------------------------------------         -------------------------
                                                         Weighted

                                             Weighted    Average                            Weighted
                              Number         Average     Remaining          Number          Average
Range of                      Outstanding    Exercise    Contractual        Exercisable     Exercise
Exercise Prices               (000)          Price       Life               (000)           Price
---------------- ---------    -----------   ----------- -----------         --------        ---------
Less than $3                      115          $2.88          0.8               94             $2.88
$3.01 to $4.00                     75           3.38          1.1               56              3.38
$4.01 to $5.00                    100           4.13          2.6               25              4.13
$5.01 to $6.00                    318           5.62          2.2              187              5.63
$6.01 to $7.00                    195           6.52          5.9               48              6.80
$7.01 to $8.00                     38           8.00          2.2               19              8.00
                                -----                                          ---
    Total                         840           5.18          2.8              429              4.87
                                =====                                          ===


(8) RETIREMENT BENEFITS

The only qualified retirement plan for employees is the Cobra Electronics Corporation Profit Sharing and 401(k) Incentive Savings Plan (the "Plan"). The Company may make a discretionary annual profit sharing contribution that is allocated among accounts of persons employed by the Company for more than one year, prorated based on the compensation paid to such persons during the year. Profit sharing expense for 2000, 1999 and 1998 was $276,000, $245,000 and $179,000, respectively.

As of December 31, 2000 and 1999, deferred compensation of $3.0 million and $2.6 million, respectively, was recorded as a long-term liability. The current portion of the deferred compensation liability was included in accrued salaries and commissions, and amounted to $253,000 at December 31, 2000 and 1999. Deferred compensation obligations arise pursuant to outstanding key executive employment agreements, the majority of which relates to the former president and chief executive officer.

(9) COMMITMENTS

At December 31, 2000 and 1999, the Company had outstanding inventory purchase orders with suppliers totaling approximately $34.8 million and $39.7 million, respectively.

(10) INDUSTRY SEGMENT INFORMATION

The Company operates in only one business segment--consumer electronics (see
Note 1). The Company has a single sales department and distribution channel which provides all product lines to all customers. Excluding Company-owned tooling at suppliers with a net book value of $1,480,000 at December 31, 2000, assets located outside the United States are not material. International sales were $14.4 million, $4.9 million and $7.4 million in 2000, 1999 and 1998, respectively. For 2000, approximately 63% of international sales were to customers in Canada and 11% were to customers in Great Britain. In 1999, sales to customers in Canada and Great Britain accounted for approximately 43% and 38% of international sales, respectively. For 1998, sales to one particular country were not material. In 2000, sales to two customers totaled 14.2% and 11.1% of consolidated net sales. For 1999, sales to one customer totaled 16.2% of consolidated net sales. In 1998, sales to two customers totaled 12.9% and 11.9% of consolidated net sales. The Company does not believe that the loss of any one customer would have a material adverse effect on its results of operations or financial condition.

(11) ADVERTISING BARTER CREDITS

During 1992, the Company received $3.8 million of advertising credits in exchange for certain discontinued products. These credits can be used to reduce the cash cost of a variety of media services (by 30 to 50 percent) prior to their expiration date, which has been extended to December 2001. The Company is exploring opportunities to exchange a portion of the credits for various goods and services used by the Company as well as the outright sale of the credits to third parties. During 2000, 1999, and 1998, the Company utilized credits of approximately $14,000, $2,000, and $6,000, respectively. In 1997, the Company recorded a charge of $1.1 million to reduce the credits to their estimated net realizable value. The credits had no net carrying value at December 31, 2000 and 1999.

(12) OTHER ASSETS

Other assets at December 31, 2000 and 1999 included the cash surrender value of officers' life insurance policies. The cash value of officers' life insurance policies is pledged as collateral for the Company's secured lending agreement and is maintained to fund deferred compensation obligations (see Notes 3 and 8).

(13) CONTINGENCIES

The Company is subject to various unresolved legal actions, which arise, in the normal course of its business. None of these matters is expected to have a material adverse effect on the Company's financial position or results of operations. However, the ultimate resolution of these matters could result in a change in the Company's estimate of its liability for these matters.

(14) SUBSEQUENT EVENT

On January 5, 2001, the Company announced that it had entered into an agreement to acquire all of the outstanding common stock of Lowrance Electronics, Inc. for approximately $32 million in cash plus the assumption of $15 million in anticipated debt at closing. For the year ended July 31, 2000, Lowrance reported net sales of $73.2 million, pre-tax income of $1.5 million, and net assets of $12 million. Lowrance is a leader in both sonar and global positioning systems.

The Company is in the process of finalizing financing for the acquisition through the addition of both senior and subordinated debt and is also negotiating a combined revolving line of credit at the same time. The acquisition will be accounted for as a purchase. It is anticipated that the senior debt would consist of an aggregate principal amount of up to $85 million and subordinated debt would consist of an aggregate principal amount of $15 million. At December 31, 2000, $613,000 in costs incurred in connection with this transaction have been capitalized in "Other Assets" in the Consolidated Balance Sheets.

Quarterly Financial Data (Unaudited)
(In thousands, except per share amounts)

                                                         Quarter Ended

                 ------------------------------------------------------------------------------------------
                         March 31               June 30             September 30           December 31
                  ---------------------  --------------------- ---------------------  ---------------------
                     2000       1999        2000       1999       2000       1999        2000       1999
                  ---------- ----------  ---------- ---------- ---------- ----------  ---------- ----------
Net sales.........$ 21,299    $ 19,874   $ 35,847   $  26,213   $38,573    $ 34,346    $ 48,846    $38,260

Cost of sales.....  15,163      14,809     25,880      19,700    27,702      26,082      35,038     27,950
Gross profit......   6,136       5,065      9,967       6,513    10,871       8,264      13,808     10,310
Selling, general
  and administra-
  tive expense....   5,156       4,829      6,746       5,091     7,435       6,362       8,624      7,258
Operating income..     980         236      3,221       1,422     3,436       1,902       5,184      3,052
Tax provision          391          23      1,037         442     1,213              442       1,491
867

Net income             628          37      1,658         833     1,949         885       2,954      2,228

Net income per share (a):

 Basic.............   0.10        0.01       0.27        0.14      0.32        0.15         .48        .37
 Diluted...........   0.10        0.01       0.26        0.14      0.30        0.15         .46        .36

Weighted average shares outstanding:

 Basic.............  6,146       6,077      6,130       6,019     6,132       5,981       6,160      6,003
 Diluted...........  6,364       6,223      6,383       6,122     6,443       6,077       6,384      6,116

Stock Price:
    High             6 1/2       5 1/8      8 3/8       4 5/8     7 1/2       4 1/2       6 3/8      6 3/8
    Low              3 7/8       3 1/2      4 22/32     3         5 1/2       3           4 1/2      3 5/32
    End of Quarter   5 7/8       3 3/4      6 3/4       4         5 15/16     3 3/16      5 1/2      4 15/16
 Trading Volume      2,153         724      2,323       1,259     1,714       1,077       1,506      2,477

(a) The total quarterly income per share may not equal the annual amount because net income per share is calculated independently for each quarter.

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Shareholders of Cobra Electronics Corporation
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Cobra Electronics Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule for the three years ended December 31, 2000, listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cobra Electronics Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 20, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                           PART III
                           --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this item will be set forth under "Directors and Nominees," in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A, within 120 days after the close of the Company's 2000 fiscal year, which information is hereby incorporated by reference. The information under "Section 16(a) Beneficial Ownership Reporting Compliance" included in the definitive proxy statement is hereby incorporated by reference.

The executive officers of the Company are as follows:

Name, Age and         Has Held Present  Prior Business Experience
Present Position      Position Since    in Past Five Years
--------------------  ----------------  -------------------------

James Bazet, 53,          Jan. 1998     Executive Vice President and
President and Chief                     Chief Operating Officer,
Executive Officer*                      July 1997 to December 1997.
                                        President and Chief Executive Officer,
                                        Ryobi Motor Products Floor Care
                                        Division, 1995 - 1997.

Carl Korn, 79,            Nov. 1961
Chairman*

Gerald M. Laures, 53,     Mar. 1994     Corporate Secretary,
Vice President-Finance                  July 1989 to present.
and Corporate Secretary*

Anthony Mirabelli, 59,    Feb. 1997     Vice President of
Senior Vice President,                  Marketing, Uniden America
Marketing and Sales                     Corporation, 1992 - 1997.

Michael Smith, 47,        Jan. 2001     Managing Director-
Senior Vice President                   Corporate Finance,
And Chief Financial                     Mesirow Financial, Inc.,
Officer                                 July 1997-January 2001.
                                        Managing Director, Buccino
                                        & Associates, May 1989-July 1997.

* Is also a director.

ITEM 11.  EXECUTIVE COMPENSATION

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the Company's 2000 fiscal year, and such information, other than the information required by Item 402(k) ("Board Compensation Committee Report on Executive Compensation") and Item 402(l) ("Performance Graph") under Regulation S-K adopted by the Securities and Exchange Commission, is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the Company's 2000 fiscal year, and such information is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the Company's 2000 fiscal year, and such information is hereby incorporated by reference.

                           PART IV
                           -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K


[a]  Index to Consolidated Financial Statements and Schedules
     --------------------------------------------------------

                                                         Page or
                                                         Schedule

       Description                                       Number

       ------------------------------------------------  --------
    1. Consolidated Statements of Income for the
          three years ended December 31, 2000..........      15

       Consolidated Balance Sheets as of December 31,
          2000 and 1999................................   16-17

       Consolidated Statements of Cash Flows for the
          three years ended December 31, 2000..........   18-19

       Consolidated Statements of Shareholders' Equity
          for the three years ended December 31, 2000.       19

       Notes to Consolidated Financial Statements......   20-29

       Quarterly Financial Data........................      30

       Independent Auditors' Report....................      31

    2. Schedule:

       Valuation and Qualifying Accounts - For the three
       years ended December 31, 2000...................      35

       All other financial schedules have been omitted because the required information is contained in the consolidated financial statements and notes thereto, or such information is not applicable.

    3. Exhibits:

       See Index to Exhibits on pages 37 through 38.

[b] During the three months ended December 31, 2000 the Company filed no Current Reports on Form 8-K.

                                   Schedule II

                          COBRA ELECTRONICS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                                   (in thousands)
                  -------------------------------------------

                                      Balance at     Additions    Deductions                  Balance at
                                      beginning     charged to       from                       end of
                                      of period       expense      reserves      Other,net      period
                                     ----------     ----------    ----------     ----------  -----------
2000

----------------------------------
Allowance for claims and doubtful
 accounts.........................   $  1,381      $     916       $ (441)[a]   $       13[b]  $ 1,869

Advertising barter credit

 valuation allowance..............   $  3,179      $     ---      $   ---       $      (15)    $ 3,164

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

[c] Decrease in allowance reflects the change in net deferred tax assets excluding alternative minimum income tax paid, and includes reversal of remaining $10,403 valuation allowance on December 31, 1998, as management assessed that such valuation allowance was no longer necessary.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COBRA ELECTRONICS CORPORATION


                                        --------------------------
                                         Michael Smith
                                         Senior Vice President and
                                         Chief Financial Officer

Dated: March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.

 ---------------------------- Director, President and Chief Executive Officer James Bazet

                               Director and Chairman of the Board

-----------------------------
 Carl Korn

                                Director

 -----------------------------
 William P. Carmichael

                                Director

 -----------------------------
 James W. Chamberlain

                                Director, Vice President - Finance and

 ----------------------------- Secretary (Principal Accounting Officer) Gerald M. Laures

                                Director

 -----------------------------
 Ian R. Miller

                                Director

 -----------------------------
 Harold D. Schwartz

                               Senior Vice President and Chief Financial Officer
 ----------------------------- (Principal Financial Officer)
 Michael Smith







                                INDEX TO EXHIBITS

                            -----------------
Exhibit

Number                     Description of Document

-------  --------------------------------------------------------
10 Agreement and Plan of Merger dated as of January 4, 2001, by and among Cobra Electronics Corporation, Blue Marlin, Inc. and Lowrance Electronics, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Lowrance Electronics, Inc. filed on January 8, 2001).

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

10-6 # 1995 Key Employees Nonqualified and Incentive Stock Option Plan--filed as Exhibit No. 10-23 to the Registrant's Form 10-K for the year ended December 31, 1995 (File No. 0-511).

10-7 Non-Exclusive License Agreement between Cobra Electronics Corporation and Yupiteru Industries Co., Ltd. dated as of May 21, 1996--filed as Exhibit No. 10-27 to the Registrant's Form 10-K for the year ended December 31, 1996 (File No. 0-511).

10-8 Non-Exclusive License Agreement between Cobra Electronics Corporation and Sunkyong America, Inc. Dated as of May 1, 1996--filed as Exhibit No. 10-28 to the Registrant's Form 10-K for the year ended December 31, 1996 (File No. 0-511).

10-9 # Employment Agreement between Cobra Electronics Corporation and Anthony Mirabelli dated January 31, 1997--filed as Exhibit No. 10-29 to the Registrant's Form 10-K for the year ended December 31, 1996 (File No. 0-511).

10-10 Termination of Safe Harbor Lease between Cobra Electronics Corporation and the Department of Transportation of Maryland dated as of November 15, 1996--filed as Exhibit No. 10-30 to the Registrant's Form 10-K for the year ended December 31, 1996 (File No. 0-511).

10-11 #   Employment Agreement between Cobra Electronics Corporation and James
          R. Bazet dated May 11, 1999--filed as Exhibit No. 10-16 to the Registrant's Form 10-Q for the quarter ended June 30, 1999 (File No. 0-511).

10-12 Loan and Security Agreement dated February 3, 1998, by and between the Registrant, LaSalle Business Credit, Inc. and LaSalle National Bank.

10-13     # 1998 Stock Option Plan, as amended, (incorporated by reference to
          Exhibit 99.1 of the Registration Statement on Form S-8, File No, 333-63501)

10-14 # Cobra Electronics Corporation Executive Deferred Compensation Plan dated May 11, 1999.

10-15 # Cobra Electronics Corporation Deferred Compensation Plan For Select Executives dated December 21, 1999.

10-16 # Cobra Electronics Corporation Executive Retirement Trust dated May 11, 1999 between Cobra Electronics Corporation and Gerald Laures, as trustee, for the benefit of James Bazet dated May 11 1999.

10-17 # Employment Agreement addendum between Cobra Electronics Corporation and Anthony Mirabelli dated April 22, 1999--filed as Exhibit No. 10-17 to the Registrant's Form 10Q for the quarter ended March 31, 2000 (File No. 0-511).

10-18 # 2000 Stock Option Plan (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-8, File No, 333-42164)

10-19 #   2000 Outside Directors Stock Option Plan(incorporated by reference to
          Exhibit 4.3 of the Registration Statement on Form S-8, File No. 333-42166.

10-20 *# Employment Agreement between Cobra Electronics Corporation and Michael Smith dated January 17, 2001--filed as Exhibit No. 10-20 to the Registrant's Form 10-K for the year ended December 31, 2000 (File No. 0-511).

21 *      Subsidiaries of the Registrant.

23 *      Consent of Deloitte & Touche LLP dated March 30, 2001

27 *      Financial data schedule required under Article 5 of Regulation S-X.

-----------------------------------------------------------------
*  Filed herewith.
# Executive compensation plan or arrangement.

EXHIBIT 10-20


January 17, 2001


Mr. Michael Smith
150 Millstone Road

Deerfield, Illinois  60015

Dear Michael:

This letter is to confirm the terms of your employment with Cobra Electronics Corporation (the "Company").

During the term of your employment pursuant to this agreement, you shall be employed as Senior Vice President and Chief Financial Officer of the Company and shall have the normal duties, responsibilities and attendant authorities of that position, including, but not limited to, primary authority and supervisory responsibility for all accounting, finance and human resource functions and all other tasks as may be assigned from time to time by the President and Chief Executive Officer. You shall report to the President and Chief Executive Officer of the Company.

The term of your employment by the Company pursuant to this agreement shall begin on January 31, 2001 and shall end on January 31, 2003 (the "Employment Period") unless terminated earlier pursuant to paragraph 11 of this agreement. In any event, the Company agrees to provide to you written notice, on or prior to July 31, 2002, if the Company elects to (i) offer to you or not offer to you a renewal of this agreement or (ii) offer to you a continuation of employment upon other terms and conditions than are provided in this agreement. In the event the Company either offers to you a renewal of this agreement or offers to you a continuation of employment upon other terms and conditions than are provided in this agreement, the Company and you agree to proceed promptly with good faith negotiations toward the end of fulfilling the Company and your mutual intent to reach agreement, no later than January 31, 2003, as to the terms and conditions of such continuation of employment. In the event the Company and you are unable to reach agreement as to such terms and conditions within such period, it shall be deemed to be a timely notice that the Company does not intend to continue your employment beyond the Employment Period.

During your employment by the Company pursuant to this agreement, you shall receive a regular annual salary at the rate per period hereinafter set forth, payable every two weeks. Such annual salary shall be $195,000 for the period January 31, 2001 through and including January 31, 2002 (the "First Annual Period") and shall be $215,000 for the period February 1, 2002 through and including January 31, 2003 (the "Second Annual Period"). Your salary will be subject to annual review of the Compensation Committee of the Company's Board of Directors, but in no event shall your salary for any Annual Period be reduced below the rate set forth above for that Annual Period. In addition to your regular annual salary, you shall also receive for each Annual Period a Company performance bonus of up to 28% of your regular annual salary for that Annual Period (the "maximum Company performance bonus amount") and an individual performance bonus of up to 7% of your regular annual salary for that Annual Period (the "maximum individual performance bonus amount"). Except as provided elsewhere herein, you shall only be entitled to receive any bonus for an Annual Period if you are employed by the Company throughout the Annual Period.

As for the Company performance bonus, no later than 90 days after the beginning of the First Annual Period, and no later than the first day of the Second Annual Period, the Chief Executive Officer of the Company (i) shall choose performance criteria of the Company and/or the subsidiaries of the Company that shall be applicable for that Annual Period, (ii) shall determine a goal amount for such performance criteria such that, if the goal amount is attained for the Annual Period, you will receive a Company performance bonus for the Annual Period equal to the maximum Company performance bonus amount for the Annual Period.

As for the individual performance bonus, no later than 90 days after the beginning of the First Annual Period, and no later than the first day of the Second Annual Period, the Chief Executive Officer of the Company shall in his sole discretion choose one or more personal performance goals that shall be applicable for such Annual Period. As soon as administratively practicable after the end of each Annual Period, the Chief Executive Office shall determine, in his sole discretion, whether such goals for the Annual Period were attained during the Annual Period. If such goals are so determined to have been attained, you shall receive an individual performance bonus equal to the individual performance bonus maximum amount for the Annual Period. If such goals are not so determined to have been attained, you shall receive any percentage, including zero percentage, of such individual performance bonus maximum amount for the Annual Period as determined by the Chief Executive Officer in his sole discretion. You also shall receive $10,000 each Annual Period to be used for prerequisites of your choice, payable in monthly payments of $833.33 while you are employed by the Company, in lieu of any other allowances.

You also shall receive a bonus of $15,000 upon commencement of your employment on January 31, 2001, and you also shall receive a bonus of $15,000 upon the closing of the first business acquisition transaction of the Company occurring after January 31, 2001 while you are employed by the Company.

If you are a full-time employee of the Company on January 31, 2001 the Company shall grant to you a stock option to purchase an aggregate of 75,000 shares of the Company's common stock, the per share exercise price for which will be 100% of the closing price on the date of grant of a share of common stock. Any such stock option to be granted on January 31, 2001 shall become exercisable, if you are employed by the Company (i) on January 31, 2002 as to 25% of the number of shares of common stock subject to such option; (ii) on January 31, 2003 as to an additional 25% of the number of shares of common stock subject to such option (50% on a cumulative basis); (iii) on January 31, 2004 as to an additional 25% of the number of shares of common stock subject to such option (75% on a cumulative basis); and (iv) on January 31, 2005 as to an additional 25% of the number of shares of common stock subject to such option (100% on a cumulative basis).

If you are a full-time employee of the Company on January 31, 2002, the Company shall grant to you a stock option to purchase an aggregate of 75,000 shares of the Company's common stock, the per share exercise price for which will be 100% of the closing price on the date of grant of a share of common stock. Any such stock option to be granted on January 31, 2002 shall become exercisable, if you are employed by the Company, (i) on January 31, 2003 as to 25% of the number of shares of common stock subject to such option; (ii) on January 31, 2004 as to an additional 25% of the number of shares of common stock subject to such option (50% on a cumulative basis); (iii) on January 31, 2005 as to an additional 25% of the number of shares of common stock subject to such option (75% on a cumulative basis); and (iv) on January 31, 2006 as to an additional 25% of the number of shares of common stock subject to such option (100% on a cumulative basis).

Any such option may, in the sole discretion of the committee designated by the Company's Board of Directors to administer the COBRA Electronics Corporation 2000 Stock Option Plan or any other stock option plan maintained by the Company (an "Option Plan"), be granted under and subject to the terms and conditions of such Option Plan, and will in all respects be consistent with options granted under the terms of such Option Plan, as determined by such committee; provided, however, that no such option shall be exercised later than ten years after its date of grant, each such option shall be exercised by payment in cash or in any other manner permitted by such committee, and each such option shall, in the event a Change of Control occurs, be immediately exercisable in full in a manner consistent with this sentence.

For the purpose of this agreement, a Change of Control shall be deemed to have occurred if: (i) any person, including a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, acquires the beneficial ownership of, and the right to vote, shares having at least 50 percent of the aggregate voting power of the class or classes of capital stock of the Company having the ordinary and sufficient voting power (not depending upon the happening of a contingency) to elect at least a majority of the directors of the board of directors of the Company, or (ii) as the result of any tender or exchange offer, substantial purchase of the Company's equity securities, merger, consolidation, sale of assets or contested election, or any combination of the foregoing transactions, the persons who were directors of the Company immediately prior to such transaction or transactions shall not constitute a majority of the board of directors (or the board of directors of any successor to or assign of the Company) immediately after the next meeting of stockholders of the Company (or such successor or assign) following such transaction, or (iii) there is consummated a reorganization, merger or consolidation of the Company or sale or other disposition of all or substantially all of the assets of the Company (a "Corporate Transaction"), excluding any Corporate Transaction pursuant to which (A) all or substantially all of the individuals or entities who are the beneficial owners, respectively, of the outstanding voting securities immediately prior to such Corporate Transaction will beneficially own, directly or indirectly, more than 50% of the combined voting power of the outstanding securities entitled to vote generally in the election of directors of the corporation resulting from such Corporate Transaction (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or indirectly) in substantially the same proportions relative to each other as their ownership, immediately prior to such Corporate Transaction, of the outstanding voting securities, (B) no person (other than the Company, any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company) will beneficially own, directly or indirectly, 50% or more of the combined voting power of the outstanding securities of the corporation resulting from such Corporate Transaction entitled to vote generally in the election of directors, and (C) the persons who were directors of the Company immediately prior to such Corporate Transaction will constitute at least a majority of the board of directors of the corporation resulting from such Corporate Transaction.

During your employment hereunder, you shall be entitled to participate in such employee benefits including, but not limited to, life, short and long term disability and health insurance and other medical benefits (after you have completed any applicable qualifying period) as the Company makes available to individuals employed by the Company at the Senior Vice President level. The Company will reimburse you for your portion of any premium payments under your current employer's medical plan, life insurance plan and short and long-term disability plans paid by you from January 31, 2001 until March 1, 2001 in order for you to maintain medical and life insurance coverage for you, your spouse and your children during such period and in order for you to maintain short and long-term disability coverage for you during such period. In addition, the Company will reimburse you for your premium payments for any life insurance coverage purchased by you for yourself for such period in an amount not in excess of the amount of coverage to be provided to you by the Company effective March 1, 2001.

You shall be reimbursed for all of your reasonable and necessary business expenses incurred in performing your duties for the Company upon presentation to the Company of the Company's standard forms for expense reimbursement. If you are a full-time employee of the Company on July 31, 2001, you shall become entitled to a benefit from the Company pursuant and subject to the terms and conditions of (including but not limited to the vesting provisions of) the COBRA Electronics Corporation Deferred Compensation Plan for Select Executives as in effect as of the date hereof or any similar plan which the Company adopts for this purpose provided, however, that for purposes of any such plan your years of service shall be the number of complete years included in the period of time commencing on January 31, 2001 and ending on the date your employment with the Company terminates.

In the event your employment with the Company is terminated by the Company prior to the end of the Employment Period for reasons other than for "Cause" (as defined below), the Company shall continue to make biweekly payments to you in an amount equal to your regular biweekly salary (described in Paragraph 3) ("continued salary payments") until the Company has made 13 such payments to you or until the end of the Employment Period, whichever occurs later; provided, however, that if a Change of Control occurs between January 31, 2001 and the date of such termination of employment, then the Company shall continue to make such biweekly payments until the Company has made 26 such payments to you or until the end of the Employment Period, whichever occurs later. The Company's obligation to make such payments to you shall be reduced by any salary, commission or other type of compensation paid or payable to you as a result of your subsequent employment, contract or engagement with any new employer if such employment, contract or engagement commences prior to the end of such payments. In addition, (i) the Company shall while making continued salary payments pay your cost of continued health and dental coverage under the Company's group health and dental plans for such period as you elect pursuant to the Consolidated Budget Reconciliation Act of 1984 ("COBRA"), (ii) the Company shall pay a pro-rata portion of the Company performance bonus described in paragraph 4 of this agreement for the Annual Period during which your termination of employment occurs, such portion to be determined based on the number of days during such Annual Period during which you are employed by the Company plus the number of days during such Annual Period for which the Company is making continued salary payments, and (iii) any stock options granted to you pursuant to paragraph 7 of this agreement which are not incentive stock options shall, subject to the third paragraph of paragraph 7 of this agreement, continue to become exercisable pursuant to the schedule described in paragraph 7, and shall remain exercisable, until the last day on which the Company makes a continued salary payment as if you had remained employed by the Company until such date. Except as otherwise provided herein, all of your remaining benefits, including the continued vesting and exercisability of Company stock options, shall immediately end upon your termination of employment, whether by expiration of the Employment Period or otherwise.

The Company may at any time terminate your employment with the Company for "Cause", which shall mean embezzlement, misappropriation, theft or other criminal conduct, of which you are convicted, related to the property or assets of the Company or your willful refusal to perform or substantial disregard of your duties assigned to you by the Chief Executive Officer of the Company, unless you have reasonable and just cause for such refusal to perform or disregard of your duties or unless you commence immediate corrective actions within 15 days after the Chief Executive Officer gives you notice of his objection to your refusal to perform or disregard of your duties. If the Company terminates your employment for Cause, you shall be entitled to salary through and including the effective date of your termination of employment, and all other benefits provided for hereunder shall immediately cease. Except as otherwise provided herein, all of your remaining benefits, including the continued vesting and exercisability of incentive stock options, shall immediately end upon your termination of employment, whether by expiration of the Employment Period or otherwise.

If prior to your termination of full-time employment with the Company pursuant to this agreement (i) you are removed as Chief Financial Officer or as a Senior Vice President of the Company, (ii) you are demoted in title or responsibilities and duties, (iii) your principal permanent office with the Company is relocated to a location more than 50 miles from the Company's headquarter location (in Chicago, Illinois) as of the date of this agreement, (iv) you are prevented by the Chief Executive Officer or Board of Directors or employees of the Company from exercising the duties and responsibilities of the Chief Financial Officer, or (v) there is a material breach by the Company of a material provision of this agreement and such breach remains uncured for at least sixty (60) days following written notice from you, and as a result thereof you terminate your employment with the Company, then you shall be entitled, as of the effective date of your termination of employment, to (I) salary through and including the effective date of your termination of employment, and (II) continued biweekly payments to you in an amount equal to your regular biweekly salary (described in paragraph
3) ("continued salary payments") until the Company has made 13 such payments to you or until the end of the Employment Period, whichever occurs later; provided, however, that if a Change of Control occurs between January 31, 2001 and the date of such termination of employment, then the Company shall continue to make such biweekly payments until the Company has made 26 such payments to you or until the end of the Employment Period, whichever occurs later; and, provided, further, that, during any period during which you are receiving payments you shall remain subject to the provisions of paragraph 12 of this agreement. The Company's obligation to make such payments to you shall be reduced by any salary, commission or other type of compensation paid or payable to you as a result of your subsequent employment, contract or engagement with any other employer if such employment, contract or engagement commences prior to the end of such payments. In addition, (i) the Company shall while making continued salary payments pay your cost of continued health and dental coverage under the Company's group health and dental plans for such period as you elect pursuant to COBRA, (ii) the Company shall pay a pro-rata portion of the Company performance bonus described in paragraph 4 of this agreement for the Annual Period during which your termination of employment occurs, such portion to be determined based on the number of days during such Annual Period during which you are employed by the Company plus the number of days during such Annual Period for which the Company is making continued salary payments, and (iii) any stock options granted to you pursuant to paragraph 7 of this agreement which are not incentive stock options shall, subject to the third paragraph of paragraph 7 of this agreement, continue to become exercisable pursuant to the schedule described in paragraph 7, and shall remain exercisable, until the last day on which the Company makes a continued salary payment as if you had remained employed by the Company until such date. Except as otherwise provided herein, all of your remaining benefits, including the continued vesting and exercisability of incentive stock options, shall immediately end upon your termination of employment, whether by expiration of the Employment Period or otherwise.

If prior to the end of the Employment Period you terminate your employment with the Company and the immediately preceding paragraph does not apply, you shall be entitled to salary through and including the effective date of your termination of employment, and all other benefits provided for hereunder shall immediately cease. Except as otherwise provided herein, all of your remaining benefits, including the continued vesting and exercisability of Company stock options, shall immediately end upon your termination of employment, whether by expiration of the Employment Period or otherwise.

If prior to the end of the Employment Period either you terminate your employment with the Company and the third paragraph of this paragraph 11 applies or your employment is terminated by the Company for reasons other than for Cause, the Company shall provide you with an executive outplacement program of your choice, but the program will be subject to similar terms and conditions as the Company's other executive outplacement program. These conditions include a maximum fee of 15% of your total compensation and monthly reports from the outplacement firm of your active job search.

After the payment of any applicable amounts described in this paragraph 11, you shall have no further rights to recover any amounts from the Company. If at any time while you are employed by the Company you die or are determined in good faith by the Board of Directors of the Company to be disabled, the Company may immediately terminate this agreement and your employment. Any such termination of your employment will be with the same consequences as if it were for Cause. For the purpose of this agreement, you shall be deemed to be disabled if you are physically or mentally unable to perform your duties for a period of 180 consecutive days.

For a one-year period following the termination of your employment by your decision or by the Company for Cause, you shall not for the benefit of yourself or any business or other entity solicit, directly or indirectly, any of the Company's employees, or solicit, directly or indirectly, any of the customers of the Company for products which are currently marketed or which have been announced by the Company. In addition, at no time following any termination of your employment shall you disclose or in any way use the confidential and proprietary information obtained during the course of your employment with the Company, including, but not limited to, the Company's financial and product information and information relating to the Company's customer and supplier relations.

If, at any time of enforcement of any provisions of paragraph 12 of this agreement, a court holds that the restrictions stated therein are unreasonable under the circumstances then existing, you agree that the maximum period, scope, or geographical area reasonable under such circumstances will be substituted for the stated period, scope or area. You acknowledge that the services to be rendered by you hereunder are unique and personal. Accordingly, you may not assign any of your rights or delegate any of your duties or obligations under this agreement. The Company may assign its rights, duties or obligations under this agreement to a purchaser or transferee of all, or substantially all, of the assets of the Company. The waiver by either party of a breach by the other party of any provision of this agreement shall not be valid unless in a writing signed by the non-breaching party, and any valid waiver shall not operate or be construed as a waiver of any subsequent breach.

This agreement embodies the entire agreement and understanding of the parties hereto with respect to the matters described herein and supersedes any and all prior and/or contemporaneous agreements and understandings, oral or written, between the parties.

This agreement shall be, in all respects, construed in accordance with and governed by the laws of the State of Illinois.

Michael, I sincerely hope that you choose to accept the offer outlined above and become part of the Cobra team. I believe that the terms outlined in this letter are consistent with that which we have discussed. If you are in agreement, please sign in the appropriate place below and return to me as soon as possible.

Best regards,



James Bazet

President and Chief Executive Officer

Accepted by:      ________________________

Date:             ________________________