Form 10-Q
period 2001-03-30
COBRA ELECTRONICS CORP
filed 2001-05-15
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

  (Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X    NO
                            -----     -----

Number of shares of Common Stock of Registrant outstanding at May 9, 2001:
6,216,552

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Cobra Electronics Corporation and Subsidiaries
                  Consolidated Statements of Income

               (in thousands, except per share amounts)


                                     For the Three Months Ended
                                              (Unaudited)
                                     --------------------------
                                        March 31,    March 31,
                                          2001         2000
                                        ---------    ---------
Net sales...........................    $ 30,633    $  21,299
Cost of sales.......................      22,166       15,163
                                        ---------    ---------
 Gross profit.......................       8,467        6,136

Selling, general and

 administrative expense.............       6,830        5,156
                                        ---------    ---------
 Operating income...................       1,637          980

Other income (expense):
  Interest expense..................        (174)         (74)
  Other income (expense), net.......        (291)         113
                                        ---------    ---------
Income before taxes.................       1,172        1,019
Income taxes........................        (450)        (391)
                                        ---------    ---------
Net income .........................    $    722      $   628
                                        =========    =========
Net income per common share:

 Basic...............................    $   0.12     $   0.10

 Diluted.............................    $   0.11     $   0.10

Weighted average shares outstanding:

 Basic..............................        6,178        6,146

 Diluted............................        6,440        6,364

Cash dividends......................        None         None

See notes to consolidated financial statements.

          Cobra Electronics Corporation and Subsidiaries
                    Consolidated Balance Sheets

                       (dollars in thousands)

                                 As of                As of
                                March 31,          December 31,
                                  2001                2000
                               (Unaudited)
                               ------------        ------------
ASSETS:

Current assets:
  Cash........................  $      428          $       54
  Receivables, less allowance
    for claims and doubtful
    accounts of $1,649 at March
    31, 2001 and $1,869 at
    December 31, 2000 ........      29,855              36,116
  Inventories, primarily
    finished goods............      22,425              18,873
  Deferred income taxes.......       4,031               4,031
  Other current assets........       2,150               3,200
                               ------------        ------------
  Total current assets........      58,889              62,274
                               ------------        ------------
Property, plant and equipment, at cost:

  Land........................         330                 330
  Building and improvements...       3,676               3,567
  Tooling and equipment.......      15,997              15,668
                               ------------        ------------
                                    20,003              19,565
  Accumulated depreciation....     (13,811)            (13,308)
                               ------------        ------------
  Net property, plant and
    equipment.................       6,192               6,257
                               ------------        ------------
Other assets:
   Deferred income taxes......       1,688               1,688
   Cash surrender value of
   officers life insurance
   policies...................       5,390               5,670
   Other......................       2,413               2,016
                               ------------        ------------
   Total other assets                9,491               9,374
                               ------------        ------------
Total assets..................  $   74,572         $    77,905
                               ============        ============

See notes to consolidated financial statements.

             Cobra Electronics Corporation and Subsidiaries
                       Consolidated Balance Sheets

                          (dollars in thousands)

                                  As of                As of
                                 March 31,         December 31,
                                   2001                2000
                                (Unaudited)
                               ------------        ------------
LIABILITIES AND SHAREHOLDERS'
   EQUITY:

Current liabilities:
  Accounts payable............ $     3,874         $     3,400
  Accrued salaries and
  commissions.................         651               1,911
  Accrued advertising and
  sales promotion costs.......       3,001               3,051
  Accrued product warranty
  costs.......................       2,834               2,692
  Other accrued liabilities...       1,423               1,881
  Short-term debt.............      10,246              13,376
                               ------------        ------------
  Total current liabilities...      22,029              26,311
                               ------------        ------------
  Deferred compensation.......       3,063               2,968
                               -----------         ------------
Total liabilities:............      25,092              29,279
                               -----------         ------------
Shareholders' equity:
  Preferred stock, $1 par

    value, shares authorized-
    1,000,000; none issued....         ---                 ---
  Common stock, $.33 1/3 par
    value,12,000,000 shares
    authorized; 7,039,100

    issued for 2001 and 2000;.       2,345               2,345
  Paid-in capital.............      19,898              20,032
  Retained earnings...........      32,366              31,644
                               ------------        ------------
                                    54,609              54,021
  Treasury stock, at cost
    (826,923 for 2001 and
     921,009 for 2000) ......       (5,129)             (5,395)
                               ------------        ------------
  Total shareholders' equity..      49,480              48,626
                               ------------        ------------




Total liabilities and share-
  holders' equity............. $    74,572          $   77,905
                               ============        ============

See notes to consolidated financial statements.

           Cobra Electronics Corporation and Subsidiaries
                Consolidated Statements of Cash Flows

                       (dollars in thousands)

                                    For the Three Months Ended
                                             (Unaudited)
                                 --------------------------------
                                      March 31,         March 31,
                                        2001              2000
                                     ----------        ----------
Cash flows from operating activities:
Net income                            $    722          $    628
Adjustments to reconcile net income
   to net cash provided by (used for)
   operating activities:
   Depreciation and amortization           579               501                 Loss (gain) on cash surrender
   value of life insurance                   280              (130)
   Changes in assets and liabilities:
    Receivables..................        6,261             3,209
    Inventories..................       (3,552)           (6,516)
    Other current assets.........        1,050             2,298
    Other assets.................         (473)               77
    Accounts payable.............          474              (538)
    Accrued liabilities..........       (1,626)           (1,835)
    Deferred compensation........           95                95
                                     ----------        ----------
  Net cash flows from (used by)
     operating activities........        3,810            (2,211)
                                     ----------        ----------
Cash flows from investing activities:

   Capital expenditures..........         (438)             (232)
                                     ----------        ----------
   Net cash flows from (used in)
    investing activities.........         (438)             (232)
                                     ----------        ----------
Cash flows from financing activities:
   Net borrowings (repayments)under
     the line-of-credit agreement       (3,130)            3,075
   Transactions related to exercise
     of common stock options, net          132                87
   Transactions related to stock
     repurchase..................          ---              (225)
                                     ----------        ----------
Net cash flows from (used in)
    financing activities.........       (2,998)            2,937
                                     ----------        ----------
Net increase in cash... .........          374               494
Cash at beginning of period......           54                93
                                     ----------        ----------
Cash at end of period............      $   428           $   587
                                     ==========        ==========




Supplemental disclosure of cash flow information Cash paid during the period for:

      Interest                         $   248           $    64
      Taxes                                500               115

See notes to consolidated financial statements.

         Cobra Electronics Corporation and Subsidiaries
             Notes to Consolidated Financial Statements

                             (Unaudited)

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of December 31, 2000 has been derived from the audited consolidated balance sheet as of that date. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Due to the seasonality of the Company's business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

(1) PURCHASE ORDERS AND COMMITMENTS

At March 31, 2001 and 2000, the Company had outstanding purchase orders with suppliers totaling approximately $37.6 million and $54.9 million, respectively.

(2) EARNINGS PER SHARE

                              For the Three Months Ended
                                      (Unaudited)
                             ----------------------------
                                March 31,     March 31,
                                  2001          2000
                                ---------     --------
Income:
Income available to common
 shareholders (thousands)         $   722       $  628

Basic earnings per share:

Weighted-average shares

 outstanding                    6,177,930    6,145,648
                                              =========    =========
Basic earnings per share            $0.12        $0.10
                    =========    =========
Diluted earnings per share:
Weighted-average shares

 outstanding                    6,177,930    6,145,648
Dilutive shares issuable
 in connection with
 stock option plans               866,713      594,625
Less: shares purchasable

 with proceeds                   (604,813)    (376,599)
                                ---------    ---------
 Total                          6,439,830    6,363,674
                                =========    =========
Diluted earnings per share          $0.11        $0.10
                                      =========    =========

(3) SUBSEQUENT EVENT

On January 5, 2001, the Company announced that it had entered into an Agreement and Plan of Merger dated on January 4, 2001 (the "Merger Agreement") pursuant to which the Company commenced a tender offer for all of the outstanding shares of common stock of Lowrance Electronics Inc. ("Lowrance"). On May 2, 2001, the Company terminated its tender offer for Lowrance common stock and the related Merger Agreement due to a material adverse change in Lowrance's net sales and earnings relative to financial projections provided to Cobra by Lowrance.

At December 31, 2000, $613,000 in costs incurred in connection with this transaction have been capitalized in "Other Assets" in the Consolidated Balance Sheets. The Company continued to capitalize costs related to the transaction through March 31, 2001. The Company is currently in the process of working with its service providers to ascertain final amounts, including negotiating pricing concessions. The Company estimates that, when finalized, these costs will amount to between $1.2 million and $1.4 million, which will be charged against earnings in the quarter ending June 30, 2001.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                       ANALYSIS OF RESULTS OF OPERATIONS

First Quarter 2001 vs. First Quarter 2000:
------------------------------------------

For the first quarter ended March 31, 2001, net income increased 15% to $722,000, or $0.11 per diluted share, compared to net income of $628,000, or $0.10 per diluted share, in the first quarter of 2000. The increase resulted from higher sales volume, partially offset by a lower gross margin and higher other expenses.

Sales for the first quarter of 2001 increased 43.7% to $30.6 million from sales of $21.3 million in the first quarter of 2000. Substantially all of the increase was due to higher domestic sales of microTALK(TM) Family Radio Service ("FRS"), which more than tripled from the prior year's quarter. Two customers, Costco and Best Buy, which were not FRS customers in the first quarter of 2000, had sizeable purchases. Also contributing to the increase was European two-way radio sales, which grew 70% from the prior year's quarter, and represented continued penetration of the European market, as well as HIGHGEAR(TM) accessories because this line of premium Citizens Band Radio accessories was not introduced until the second quarter of 2000.

Gross margin decreased in the current quarter to 27.6% from 28.8%, primarily due to sales mix in FRS, which was weighted more towards entry level models as consumer penetration grew. Also contributing to the gross margin decline was a sell-off of some old FRS models remaining from 2000, increased consumer rebates designed to allow retailers to lower retail price points without requiring the Company to reduce its selling prices, and airfreight expense incurred to meet the strong sales demand.

Net selling, general and administrative expenses increased $1.7 million in the first quarter of 2001 from the same period a year ago, but as a percentage of net sales decreased to 22.3% from 24.2%. The overall increase reflected additional selling expenses resulting from the significant increase in sales volume.

Operating income increased $657,000, or 67%, but this increase was offset in part by higher interest and other expense, which increased a combined $504,000.

Interest expense increased primarily due to higher average debt levels, the result of higher accounts receivable and inventory levels, related to increased sales. The increase in other expense was due to a net loss on investments for the cash surrender value of life insurance policies.

For the first quarter of 2001, the Company had a provision for income taxes of $450,000 compared to a $391,000 tax provision for the prior year=s quarter. Both years reflected an effective tax rate of 38.4%.

                  LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated cash of $3.8 million during the first quarter of 2001, primarily due to a decrease in accounts receivable and other current assets, partially offset by an increase in inventories and a decrease in accrued liabilities. The lower accounts receivable reflected heavy collections from strong November and December 2000 sales. Other current assets decreased due to a reduction of certain prepaid items relating to inventory in transit. Accrued liabilities decreased because payments relating to awards earned in 2000 under the Company's incentive bonus and profit sharing programs were made in the first quarter of 2001. Debt was $3.1 million lower during the first quarter primarily due to lower accounts receivable and, at March 31, 2001, the Company had approximately $15.2 million of unused credit line.

In late August 1998, the Company=s Board of Directors authorized a program to repurchase up to $1 million of the Company=s common shares. On May 17, 1999, the Company announced that a second repurchase program had been approved to acquire up to an additional $1 million of common stock. During the first quarter of 2001, the Company did not repurchase any of its common shares. Through March 31, 2001, the Company has repurchased 387,900 of its common shares at a total cost of approximately $1.6 million.

On January 5, 2001, the Company announced that it had entered into a Merger Agreement and Plan of Merger dated on January 4, 2001 (the "Merger Agreement") pursuant to which the Company commenced a tender offer for all of the outstanding shares of common stock of Lowrance Electronics Inc. ("Lowrance"). On May 2, 2001, the Company terminated its tender offer for Lowrance common stock and the related Merger Agreement due to a material adverse change in Lowrance's net sales and earnings relative to financial projections provided to Cobra by Lowrance.

At December 31, 2000, $613,000 in costs incurred in connection with this transaction had been capitalized in "Other Assets" in the Consolidated Balance Sheets. The Company continued to capitalize costs related to the transaction through March 31, 2001. The Company is currently in the process of working with its service providers to ascertain final amounts, including negotiating pricing concessions. The Company estimates that, when finalized, these costs will amount to between $1.2 million and $1.4 million, which will be charged against earnings in the quarter ending June 30, 2001.

Item 3   Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is limited principally to the $10.2 million of debt of the Company outstanding at March 31, 2001. The debt is priced at interest rates that float with the market, which therefore mitigates interest rate exposure. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximately $51,000 increase or decrease in interest expense and cash flows. The Company does not use derivative financial or commodity instruments for trading or other purposes.

The Company=s suppliers are located in foreign countries, principally in the Far East, and the Company made approximately 8.9% of its sales outside the United States in the first quarter of 2001. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in US dollars.

                            PART II
                       OTHER INFORMATION

Items 1, 2, 3, 4 and 5
----------------------------------------

Not Applicable.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a) During the quarter, the Company filed no Reports on Form 8-K.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COBRA ELECTRONICS CORPORATION


                             By

                                  ------------------------
                                  Michael Smith
                                  Senior Vice President and Chief

                                Financial Officer

Dated: May 14, 2001