Form 10-Q
period 2001-06-30
COBRA ELECTRONICS CORP
filed 2001-08-13
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

  (Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2001

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

Number of shares of Common Stock of Registrant outstanding at August 8, 2001:
 6,226,302

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Cobra Electronics Corporation and Subsidiaries
                   Consolidated Statements of Income
               (In thousands, except per share amounts)


                             For the Three            For the Six
                              Months Ended            Months Ended
                               (Unaudited)            (Unaudited)
                           ----------------------    ---------------------
                           June 30,     June 30,     June 30,     June 30,
                             2001         2000         2001         2000
                           ---------    ---------    --------     --------

Net sales.................$   35,232   $   35,847    $ 65,865     $ 57,146
Cost of sales.............    25,901       25,880      48,067       41,043
                           ---------    ---------    --------     --------
 Gross profit.............     9,331        9,967      17,798       16,103

Selling, general and
 administrative expenses..     7,232        6,746      14,062       11,902
Expenses for the terminated
 acquisition of Lowrance    1,402          ---       1,402          ---
                           ---------    ---------    --------     --------
 Operating income.........       697        3,221       2,334        4,201
Other income (expense):
  Interest expense........      (199)       (189)       (373)        (263)
  Other, net       .......       109        (337)       (182)        (224)
                           ---------    ---------    --------     --------
Income before taxes.......       607        2,695       1,779        3,714
Income taxes..............       233        1,037         683        1,428
                           ---------    ---------    --------     --------
Net income ...............   $   374      $ 1,658     $ 1,096       $2,286
                           =========    =========    ========     ========
Net income per common share:
 Basic....................   $  0.06     $   0.27      $ 0.18       $ 0.37

 Diluted..................   $  0.06     $   0.26      $ 0.17       $ 0.36

Weighted average shares
 outstanding:
 Basic.....................    6,221        6,130       6,200        6,138

 Diluted...................    6,490        6,383       6,439        6,371


Cash dividends.............     None         None        None         None

See notes to consolidated financial statements.

          Cobra Electronics Corporation and Subsidiaries
                    Consolidated Balance Sheets
                      (Dollars in thousands)


                                  As of                As of
                                 June 30,          December 31,
                                   2001                2000
                               (Unaudited)
                               ------------        ------------
ASSETS:

Current assets:
  Cash........................  $       25          $       54
  Receivables, less allowance
    for claims and doubtful
    accounts of $1,627 at June
    30, 2001 and $1,869 at
    December 31, 2000 ........      25,153              36,116
  Inventories, primarily
    finished goods............      27,381              18,873
  Deferred income taxes.......       4,031               4,031
  Other current assets........       2,932               3,200
                               ------------        ------------
  Total current assets........      59,522              62,274
                               ------------        ------------

Property, plant and equipment,
  at cost:
  Land........................         330                 330
  Building and improvements...       3,883               3,567
  Tooling and equipment.......      16,438              15,668
                               ------------        ------------
                                    20,651              19,565
  Accumulated depreciation....     (14,291)            (13,308)
                               ------------        ------------
  Net property, plant and
    equipment.................       6,360               6,257
                               ------------        ------------

Other assets:
   Deferred income taxes......       1,688               1,688
   Cash surrender value of
   officers life insurance
   policies...................       5,635               5,670
   Other......................       1,206               2,016
                               ------------        ------------
   Total other assets                8,529               9,374
                               ------------        ------------
Total assets..................  $   74,411         $    77,905
                               ============        ============

See notes to consolidated financial statements.

                   Cobra Electronics Corporation and Subsidiaries
                       Consolidated Balance Sheets
                         (Dollars in thousands)

                                  As of                As of
                                 June 30,          December 31,
                                   2001                2000
                                (Unaudited)
                               ------------        ------------
LIABILITIES AND SHAREHOLDERS'
   EQUITY:

Current liabilities:
  Accounts payable............ $     4,046         $     3,400
  Accrued salaries and
    commissions...............         680               1,911
  Accrued advertising and
    sales promotion costs.....       2,820               3,051
  Accrued product warranty
    costs.....................       2,646               2,692
  Other accrued liabilities...       1,177               1,881
  Short-term debt.............       9,988              13,376
                               ------------        ------------
  Total current liabilities...      21,357              26,311
                               ------------        ------------
  Deferred compensation.......       3,158               2,968
                               -----------         ------------
Total liabilities:............      24,515              29,279
                               -----------         ------------

Shareholders' equity:

  Preferred stock, $1 par
    value, shares authorized-
    1,000,000; none issued....         ---                 ---
  Common stock, $.33 1/3 par
    value, 12,000,000 shares
    authorized; 7,039,100
    issued for 2001 and 2000.        2,345               2,345
  Paid-in capital.............      19,858              20,032
  Retained earnings...........      32,740              31,644
                               ------------        ------------
                                    54,943              54,021

  Treasury stock, at cost
   (812,798 shares for 2001 and
    872,716 shares for 2000) .      (5,047)             (5,395)
                               ------------        ------------
  Total shareholders' equity..      49,896              48,626
                               ------------        ------------

Total liabilities and share-
  holders' equity............. $    74,411          $   77,905
                               ============        ============
See notes to consolidated financial statements.

           Cobra Electronics Corporation and Subsidiaries
                Consolidated Statements of Cash Flows
                       (Dollars in thousands)

                                    For the Six Months Ended
                                           (Unaudited)
                                 --------------------------------
                                      June 30,          June 30,
                                        2001              2000
                                     ----------        ----------
Cash flows from operating activities:
Net income                            $  1,096          $  2,286
Adjustments to reconcile net income
   to net cash provided by (used for)
   operating activities:
   Depreciation and amortization         1,176             1,017
   Loss (gain) on cash surrender
   value of life insurance                  35               (87)
   Changes in assets and liabilities:
    Receivables..................       10,963              (507
    Inventories..................       (8,508)           (9,898)
    Other current assets.........          268             2,243
    Other assets.................          628                 5
    Accounts payable.............          646             2,022
    Accrued liabilities..........       (2,212)             (333)
    Deferred compensation........          190               180
                                     ----------        ----------
 Net cash flows from (used by)
 operating activities........            4,282            (3,072)
                                     ----------        ----------

Cash flows from investing activities:
   Capital expenditures..........       (1,099)             (699)
                                     ----------        ----------
Net cash flows from (used in)
investing activities.........           (1,099)             (699)
                                     ----------        ----------

Cash flows from financing activities:
 Net borrowings (repayments) under the
    line-of-credit agreement.....       (3,388)            5,403
 Transactions related to exercise
    of common stock options, net.          176               131
 Transactions related to stock
    repurchase...................          ---              (386)
                                     ----------        ----------
Net cash flows from (used in)
financing activities.........           (3,212)            5,148
                                     ----------        ----------
Net increase (decrease) in cash..          (29)            1,377
Cash at beginning of period......           54                93
                                     ----------        ----------
Cash at end of period............      $    25           $ 1,470
                                     ==========        ==========

Supplemental disclosure of cash flow information
Cash paid during the period for:
      Interest                         $   440           $   154
      Taxes                                550               115
See notes to consolidated financial statements.

           Cobra Electronics Corporation and Subsidiaries
             Notes to Consolidated Financial Statements
                            (Unaudited)

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting princi-ples generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of December 31, 2000 has been derived from the audited consolidated balance sheet as of that date. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. Due to the seasonality of the Company's business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.


(1) PURCHASE ORDERS AND COMMITMENTS

At June 30, 2001 and 2000, the Company had outstanding purchase orders with suppliers totaling approximately $26.5 million and $60.2 million, respectively. The decrease is due to higher inventories from a year ago and significantly shorter vendor lead times.

(2) EARNINGS PER SHARE

                              For the Three                For the Six
                              Months Ended                 Months Ended
                               (Unaudited)                  (Unaudited)
                              --------------------    ----------------------
                              June 30,    June 30,     June 30,      June 30,
                                2001        2000         2001          2000
                              -------     --------    --------       -------
Income:

Income available to common
 shareholders (thousands)   $     374       $1,658      $1,096        $2,286

Basic earnings per share:

Weighted-average shares
 outstanding                6,221,024    6,129,532   6,199,596     6,137,545
                            =========    =========   =========     =========
Basic earnings per share      $0.06        $0.27       $0.18         $0.37
                            =========    =========   =========     =========
Diluted earnings per share:

Weighted-average shares
 outstanding                6,221,024    6,129,532   6,199,596     6,137,545
Dilutive shares issuable
 in connection with
 stock option plans           817,832      894,625     817,832       894,625
Less shares purchasable
 with proceeds               (549,165)    (641,349)   (578,453)     (661,561)
                            ---------    ---------   ---------    ----------
 Total                       6,489,691    6,382,808  6,438,975     6,370,609
                            =========    =========   =========    ==========
Diluted earnings per share    $0.06        $0.26       $0.17         $0.36
                            =========    =========   =========    ==========


(3) TERMINATED ACQUISITION

On January 5, 2001, the Company announced that it had entered into a Merger Agreement and Plan of Merger dated January 4, 2001 pursuant to which the Company commenced a tender offer for all of the outstanding shares of common stock of Lowrance Electronics, Inc. ("Lowrance"). On May 2, 2001, the Company terminated its tender offer for Lowrance common stock and the related Merger Agreement due to a material adverse change in Lowrance's net sales and earnings relative to financial projections provided to Cobra by Lowrance.

At December 31, 2000, $613,000 in costs incurred in connection with this transaction had been capitalized in "Other Assets" in the Consolidated Balance Sheet. The Company continued to capitalize costs related to the transaction through May 1, 2001. During the second quarter of 2001, the Company recorded a $1.4 million non-recurring charge for expenses associated with this terminated acquisition.

(4) NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets. They require, among other things, elimination of the pooling of interests method of accounting, no amortization of acquired goodwill, separate identification of certain identifiable intangible assets, and a periodic assessment for impairment of all goodwill and intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has determined that SFAS No. 142 has no impact on its financial statements as no goodwill currently exists.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


               ANALYSIS OF RESULTS OF OPERATIONS

Second Quarter 2001 vs. Second Quarter 2000:
--------------------------------------------

For the second quarter ended June 30, 2001, net income was $374,000, or $0.06 per diluted share, which included a charge of $1.4 million for nonrecurring expenses for the terminated acquisition of Lowrance. In the year ago quarter, net income was $1.7 million, or $0.26 per diluted share. Excluding the nonrecur-ring expenses, the Company would have had net income of $1.2 million, or $0.19 per diluted share, approximately $420,000 less than the second quarter of 2000. The decrease was primarily due to lower gross margins and higher operating expenses, partially offset by other income.

Net sales for the second quarter of 2001 decreased slightly to $35.2 million from sales of $35.8 million in the second quarter of 2000. Despite the relatively flat sales for the quarter and the slow down in the economy, sales of domestic MicroTALK Family Radio Service ("FRS") two-way radios remained strong, with sales increasing 26% over the second quarter of 2000. Offsetting the increase in FRS sales were lower sales of Citizens Band radios and radar detectors. Sales of Citizens Band radios continued to be negatively impacted by higher fuel prices, which have reduced the discretionary income of professional drivers, as well as by the slow down in the economy. Lower sales of radar detectors reflected the effects of a slow down in the economy as well as the fact that the second quarter of 2000 experienced strong opening order sales of 9 Band detectors, which were introduced late in the first quarter of 2000.

Gross margins decreased in the current quarter to 26.5% from 27.8%, primarily due to pricing pressures in the marketplace, particularly in the FRS category. To help maintain MicroTALK's sales momentum at retail and market share, the Company reduced effective prices on some models through a combination of price reductions to customers and rebates to consumers. Partially offsetting some of the negative impact on gross margin was a decrease of approximately $500,000 relative to the prior year in charges to write down inventory to its net realizable value. In 2000, certain inventory unrelated to the Company's core product lines required sizeable write-downs.

Selling, general and administrative expense, excluding the expenses for the terminated acquisition of Lowrance, increased $486,000 in the second quarter of 2001 from the same period in 2000. The overall increase reflected additional variable and fixed selling expenses. The increase in variable selling expenses was due primarily to a change in customer mix and the variances in programs among customers. The higher fixed selling expenses resulted primarily from expenses of the Company's European subsidiary based in Dublin, Ireland, which began operation late in 2000.

On January 5, 2001, the Company announced that it had entered into a Merger Agreement and Plan of Merger dated January 4, 2001 (the "Merger Agreement") pursuant to which the Company commenced a tender offer for all of the outstand-ing shares of common stock of Lowrance. On May 2, 2001, the Company terminated its tender offer for Lowrance common stock and the related Merger Agreement due to a material adverse change in Lowrance's net sales and earnings relative to financial projections provided to Cobra by Lowrance.

During the second quarter of 2001, the Company recorded a $1.4 million non-recurring charge for expenses associated with the Lowrance acquisition. These expenses consisted of bank, legal and due diligence fees as well as travel expenses. All charges pertaining to the terminated acquisition were recorded in the second quarter and no further charges are anticipated.

Interest expense for the quarter ended June 30, 2001 increased $10,000 compared to the prior year's second quarter, primarily due to higher average debt levels because of increased accounts receivable and inventory from the second quarter of 2000.

Other expense was $446,000 lower primarily due to income on investments for the cash surrender value of life insurance policies in the second quarter of 2001 compared to losses on these investments in the year ago quarter.

For the second quarter of 2001, the Company's effective tax rate was 38.4%, which approximated the effective rate incurred in the second quarter of 2000.


Six months ended June 30, 2001 vs. Six months ended June 30, 2000
------------------------------------------------------------------

For the six months ended June 30, 2001, net income was $1.1 million, or $0.17 per diluted share, which included a charge of $1.4 million of nonrecurring expenses for the terminated acquisition of Lowrance. For the six months ended June 30, 2000, net income was $2.3 million, or $0.36 per diluted share. Excluding the expenses pertaining to the Lowrance transaction, the Company would have had net income of $2.0 million, or $0.31 per diluted share. The decrease was primarily due to a lower gross margin and higher operating expenses.

Net sales for the six months ended June 30, 2001 increased 15.3% to $65.9 million from sales of $57.1 million for the same period of 2000. Contributing to this increase was an 83% increase in sales of domestic microTALK FRS two-way radios as well as increased sales of MicroTALK European PMR two-way radios and HIGHGEAR accessories, which was a new line added in 2000. The strong growth of domestic FRS radios reflected mainly the impact of placing FRS with certain major new and existing customers after the second half of 2000 together with shipments of the Company's new SNAP replacement front models in the U.S. Sales of European PMR radios increased 32% and represented continued penetration of this market. HIGHGEAR sales nearly tripled from the same period a year ago due to the introduction of a new line of power inverters.

Gross margins decreased during the period to 27.0% from 28.2%, primarily due to pricing pressures in the marketplace, particularly in the FRS category. To help maintain MicroTALK sales momentum at retail and market share, the Company reduced effective prices on some models through a combination of price reductions to customers and rebates to consumers.

Selling, general and administrative expense, excluding the expenses for the terminated acquisition of Lowrance, increased $2.2 million, or 0.5% of net sales, in the six months ended June 30, 2001 from the same period of 2000. The overall increase reflected additional variable and fixed selling expenses. The increase in variable selling expenses was due to both higher sales volume and a change in customer mix and the variances in programs among customers. The increased fixed selling expenses resulted primarily from expenses of the Company's European subsidiary based in Dublin, Ireland, which began operation in late 2000.

On May 2, 2001, the Company terminated its tender offer for Lowrance common stock and the related Merger Agreement due to a material adverse change in Lowrance's net sales and earnings relative to financial projections provided to Cobra by Lowrance. During the second quarter of 2001, the Company recorded a $1.4 million non-recurring charge for expenses associated with the terminated acquisition of Lowrance. These expenses consisted of bank, legal and due dili-gence fees as well as travel expenses. All charges pertaining to the terminated acquisition were recorded in the second quarter and no further charges are anticipated.

Interest expense for the period increased $110,000 compared to the prior year, primarily due to higher average debt levels, which were driven by higher accounts receivable and inventory for the period, partially offset by a lower interest rate.

For the first six months of 2001, the Company's effective tax rate was 38.4%, which approximated the effective rate incurred in the prior year's period.


                           LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated cash of approximately $4.3 million during the six months ended June 30 2001, primarily due to a decrease in accounts receivable, partially offset by an increase in inventories and a decrease in accrued liabilities. Accounts receivable decreased by $11.0 million due to collections of significantly higher first quarter 2001 sales as compared to the first quarter of 2000 coupled with lower second quarter 2001 sales. Inventories increased primarily in MicroTALK radios, reflecting mainly a normal seasonal build in anticipation of increasing promotional activities by major retail customers. Accrued liabilities decreased because payments, related to awards earned in 2000 under the Company's incentive bonus and profit sharing programs, were made in the first quarter of 2001 and as a result of lower sales commissions. Debt decreased $3.4 million primarily due to lower accounts receivable levels. At June 30, 2001, the Company had approximately $17.0 million of unused credit line.

In August 1998, the Company's Board of Directors authorized a program to repurchase up to $1 million of the Company's common shares. On May 17, 1999, the Company announced that a second repurchase program had been approved to acquire up to an additional $1 million of common stock. During the first half of 2001, the Company did not repurchase any of its common shares. Since the program's inception through June 30, 2001, the Company has repurchased 387,900 of its common shares at a total cost of approximately $1.6 million.


Item 3   Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the $10.0 million of debt outstanding at June 30, 2001. The debt is priced at interest rates that float with the market, which therefore mitigates interest rate exposure. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximately $50,000 increase or decrease in interest expense and cash flows. The Company does not use derivative financial or commodity instruments for trading or other purposes.

The Company's suppliers are located in foreign countries, principally in the Far East. The Company made approximately 8.3% of its sales outside the United States in the first half of 2001. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in US dollars. However, begin-ning on July 1, 2001, the Company will conduct the billing for its European sales and the majority of the purchases associated therewith in euros.

Forward-Looking Statements

This Management's Discussion and Analysis contains statements which are not historical facts and are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: "expects," "intends," "may impact," "plans," "should," "anticipates" or similar terms. These forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include, but are not limited to, the following: business condi-tions and growth of industries in which the Company competes, including changes in economic conditions in the geographic areas where the Company's operations exist or products are sold; timing, start-up and customer acceptance of newly designed products; competitive factors, such as price competition and new product introductions; significant loss of business from a major national retailer; the cost and availability of raw materials and purchased components; the impact of business acquisitions or dispositions; the costs of complying with governmental regulations; level of share repurchases; litigation and other risk factors.

                                     PART II
                                 OTHER INFORMATION


Items 1, 2, 3, and 5
----------------------------------------

Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

a)       The 2001 Annual Meeting of Shareholders was held on May 8, 2001.


         b);(c)

         The following persons were elected Directors of the Company to serve until the annual meeting of the term specified below:

              Name                    Class   Votes for   Votes withheld   Term
              ---------------------   -----   ---------   --------------   ----
              James R. Bazet             I    5,396,021      340,332       2002
              William P. Carmichael    III    5,685,719       50,634       2004
              James W. Chamberlain      II    5,684,619       51,734       2003
              Gerald M. Laures          II    5,676,249       60,104       2003
              Carl Korn                III    5,396,021      340,332       2004
              Ian R. Miller            III    5,693,819       42,534       2004
              Harold D. Schwartz         I    5,695,498       40,855       2002

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


                             COBRA ELECTRONICS CORPORATION


                             By:  /s/ Michael Smith
                                  ------------------------
                                  Michael Smith
                                  Senior Vice President and
                                  Chief Financial Officer


Dated: August 14, 2001