Form 10-Q
period 2001-09-30
COBRA ELECTRONICS CORP
filed 2001-11-13
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

  (Mark One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001

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

Number of shares of Common Stock of Registrant outstanding at November 8, 2001:
6,301,802

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Cobra Electronics Corporation and Subsidiaries
                  Consolidated Statements of Income

               (In thousands, except per share amounts)

                         For the Three           For the Nine
                         Months Ended            Months Ended

                          (Unaudited)             (Unaudited)
                     --------------------    --------------------
                     Sept 30,    Sept 30,    Sept 30,   Sept 30,
                       2001        2000        2001       2000
                     --------    --------    --------   --------
Net sales............$ 36,269    $ 38,573    $102,134   $ 95,719
Cost of sales........  26,046      27,702      74,113     68,745
                     --------    --------    --------    -------
  Gross profit.......  10,223      10,871      28,021     26,974

Selling, general and
  administrative

  expense............   7,766       7,435      21,828     19,337
Expenses for the
terminated acquisition
of Lowrance               ---         ---       1,402        ---
                     --------    --------    --------    -------
 Operating income....   2,457       3,436       4,791      7,637

Other income(expense):
  Interest expense...    (201)       (256)       (574)      (519)
  Other, net.........     (23)        (18)       (205)      (242)
                     --------    --------    --------    -------
Income before

  Income taxes.......   2,233       3,162       4,012      6,876
Provision
  for income taxes...     858       1,213       1,541      2,641
                     --------    --------   ---------   --------
Net income...........$  1,375    $  1,949   $   2,471   $  4,235
                     ========    ========   =========   ========

Net income per common share:

        -Basic.......   $0.22       $0.32       $0.40      $0.69
        -Diluted.....   $0.22       $0.30       $0.39      $0.66

Weighted average shares outstanding:

        -Basic.......   6,243       6,132       6,214      6,136
        -Diluted.....   6,383       6,443       6,401      6,398

Cash dividends.......    None        None        None       None
See notes to consolidated financial statements.

                   Cobra Electronics Corporation and Subsidiaries
                      Consolidated Balance Sheets

                         (Dollars in thousands)

                                 As of               As of
                                Sept 30,           December 31,
                                  2001                2000
                              (Unaudited)
                             -------------       ------------
ASSETS:

Current assets:
  Cash.......................$         694       $         54
  Receivables, less allowance
    for claims and doubtful
    accounts of $1,799 at
    Sept 30, 2001, and $1,869
    at December 31,2000......       29,904             36,116
  Inventories, primarily
   finished goods.............      30,035             18,873
  Deferred income taxes.......       4,031              4,031
  Other current assets........       2,542              3,200
                              ------------       ------------
  Total current assets........      67,206             62,274
                              ------------       ------------
Property, plant and equipment, at cost:

  Land........................         330                330
  Building and improvements...       4,133              3,567
  Tooling and equipment.......      17,010             15,668
                              ------------       ------------
                                    21,473             19,565

  Accumulated depreciation....     (14,760)           (13,308)
                              -------------      -------------
  Net property, plant and
    equipment.................       6,713              6,257
                              ------------       ------------

Other assets:
   Deferred income taxes......       1,688              1,688
   Cash surrender value of
    officers' life insurance
    policies..................       5,673              5,670
   Other .....................       1,299              2,016
                              ------------       ------------
   Total other assets.........       8,660              9,374
                              ------------       ------------
Total assets..................$     82,579       $     77,905
                              ============       ============

See notes to consolidated financial statements.

             Cobra Electronics Corporation and Subsidiaries
                      Consolidated Balance Sheets

                         (Dollars in thousands)

                                  As of                As of
                                 Sept 30,           December 31,
                                   2001                2000
                               (Unaudited)
                               ------------        ------------
LIABILITIES AND SHAREHOLDERS'
   EQUITY:
Current liabilities:
  Accounts payable............ $     7,015         $     3,400
  Accrued salaries and
   commissions................         759               1,911
  Accrued advertising and
   sales promotion costs......       3,416               3,051
  Accrued product warranty

   costs......................       2,668               2,692
  Other accrued liabilities...       1,873               1,881
  Short-term debt.............      12,052              13,376
                               ------------        ------------
  Total current liabilities...      27,783              26,311
                               ------------        ------------
  Deferred compensation.......       3,270               2,968
                               -----------         ------------
Total liabilities.............      31,053              29,279
                               -----------         ------------

Shareholders' equity:
  Preferred stock, $1 par
    value, shares authorized-
    1,000,000; none issued....         ---                 ---
  Common stock, $.33 1/3 par
    value,12,000,000 shares
    authorized; 7,039,100

    issued for 2001 and 2000..       2,345               2,345
  Paid-in capital.............      19,674              20,032
  Retained earnings...........      34,115              31,644
                               ------------        ------------
                                    56,134              54,021
  Treasury stock, at cost.....      (4,608)             (5,395)
  (737,298 shares for 2001 and
   872,716 shares for 2000).

                               ------------        ------------
  Total shareholders' equity..      51,526              48,626
                               ------------        ------------
Total liabilities and share-
  holders' equity............. $    82,579          $   77,905
                               ============        ============
See notes to consolidated financial statements.

           Cobra Electronics Corporation and Subsidiaries
                Consolidated Statements of Cash Flows

                       (Dollars in thousands)
                                     For the Nine Months Ended
                                             (Unaudited)
                                 --------------------------------
                                    Sept 30,           Sept 30,
                                      2001               2000
                                 --------------     -------------
Cash flows from operating Activities:

Net income from operations          $   2,471           $  4,235
Adjustments to reconcile net
   income to net cash provided
   by (used for) operating
   activities:
   Depreciation and amortization        1,716              1,519
   Loss (gain) on cash surrender
     value of life insurance               (3)              (380)
   Changes in assets and
   liabilities:
     Receivables................        6,212             (5,730)
     Inventories................      (11,162)           (17,315)
     Other current assets.......          658              2,472
     Other assets...............          467              2,632
     Accounts payable...........        3,615              2,661
     Deferred compensation......          302                275
     Accrued liabilities........         (819)              (316)
                                      --------          ---------
Net cash provided by (used for)
    operating activities.........       3,457             (9,947)
                                      --------          ---------
Cash flows used in investing activities:

  Capital expenditures...........      (1,922)            (1,621)
                                      --------          ---------
Cash flows from financing activities:
    Net borrowings (repayments) under
      the line-of-credit agreement.    (1,324)            12,391
    Transactions related to stock
      repurchase ...................      ---               (386)
    Transactions related to exercise
    of common stock options, net....      429                171
                                     ---------          ---------
Net cash provided by (used for)
    financing activities.........        (895)            12,176
                                      --------          ---------
Net increase in cash                      640                608

Cash at beginning of period......          54                 93
                                      --------          ---------
Cash at end of period............       $ 694           $    701
                                      ========          =========
Supplemental disclosure of cash flow information Cash paid during the period for:

        Interest                 $        590       $        371
        Taxes                    $        500       $        286

See notes to consolidated financial statements.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of December 31, 2000 has been derived from the audited consolidated balance sheet as of that date. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the infor-mation contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Due to the seasonality of the Company's business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for the fiscal year.

(1) PURCHASE ORDERS AND COMMITMENTS

At September 30, 2001, the Company had outstanding purchase orders with suppliers totaling approximately $24.0 million compared to $41.8 million as of September 30, 2000. The decrease is due to shorter vendor lead times, higher third quarter inventories than the prior year and tighter inventory controls.

(2) EARNINGS PER SHARE

                                 For the Three             For the Nine
                                 Months Ended              Months Ended
                                  (Unaudited)               (Unaudited)
                             --------------------      --------------------
                              Sept 30,    Sept 30,      Sept 30,    Sept 30,
                                2001        2000          2001        2000
                             ---------   ---------     ---------    --------
Income:

Income available to common
 shareholders (thousands).... $ 1,375     $ 1,949         $2,471      $4,235

Basic Earnings Per Share:

Weighted-average shares

 outstanding..............  6,242,834   6,132,164      6,214,305   6,135,719
                            ----------  ---------     ----------   ---------
Basic Earnings Per Share        $0.22       $0.32          $0.40       $0.69
                            ==========  =========     ==========   =========

Diluted Earnings Per Share:

Weighted-average shares

 outstanding                 6,242,834     6,132,164   6,214,305    6,135,719
Dilutive shares issuable
 in connection with
 stock option plans            667,832      894,625      742,832      894,625
Less shares purchasable

  with proceeds               (527,195)    (583,398)    (555,819)    (632,284)
                             ---------     ---------   ---------    ---------
Total                        6,383,471     6,443,391   6,401,318    6,398,060
                             =========     =========   =========    =========
Diluted Earnings Per Share       $0.22         $0.30       $0.39        $0.66
                             =========     =========   =========    =========

(3) TERMINATED ACQUISITION

On January 5, 2001, the Company announced that it had entered into an Agreement and Plan of Merger, dated January 4, 2001, pursuant to which the Company commenced a tender offer for all of the outstanding shares of common stock of Lowrance Electronics, Inc. ("Lowrance"). On May 2, 2001, the Company terminated its tender offer for Lowrance common stock and the related Merger Agreement due to a material adverse change in Lowrance's net sales and earnings relative to financial projections provided to Cobra by Lowrance.

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

(4) SUBSEQUENT EVENT

On October 24, 2001, the Board of Directors of the Company adopted a Stockholder Rights Plan and, in connection therewith, declared a dividend of one preferred stock purchase right for each outstanding share of the Company's common stock as of the close of business on November 5, 2001. When the rights become exercisable, each right (other than those which have become void under the Plan) will entitle the holder to buy one one-hundredth of a share of Series A Junior Preferred Stock of the Company at an exercise price of $35.Each one one-hundredth of a share of the new preferred stock is intended to be the economic and voting equivalent of one share of the Company's common stock.

The rights become exercisable 10 business days after any person has acquired, or announced its intention to commence a tender offer for, 15 percent or more of the Company's common stock. Under certain circumstances, each right which has not become void will entitle the holder to purchase, at the exercise price, common stock of the Company having a current market value of two times the exercise price; or if the Company is acquired in a merger or other business combination, each right will entitle the holder to purchase, at the $35 exercise price, common stock of the acquiror having a current market value of two times the exercise price. Subject to certain conditions, the Company is entitled to redeem rights at $.01 per right. The rights will expire in 10 years, unless earlier redeemed or exchanged by the Company.

(5) NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets. They require, among other things, elimination of the pooling of interests method of accounting, no amortization of acquired goodwill, separate identification of certain identifiable intangible assets, and a periodic assessment for impairment of all goodwill and intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has determined that SFAS No. 142 has no impact on its financial statements as no goodwill currently exists.

On August 16, 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for all fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long lived assets, including discontinued operations, and establishes a single accounting model for long lived assets to be disposed of by sale. The Company is evaluating both pronouncements to determine their impact on the financial statements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


              ANALYSIS OF RESULTS OF OPERATIONS

Third Quarter 2001 vs. Third Quarter 2000
-----------------------------------------
For the third quarter ended September 30, 2001, net income was $1.4 million or $0.22 per diluted share. In the year ago quarter, net income was $1.9 million, or $0.30 per diluted share. The decrease was primarily due to lower net sales and higher operating expenses.

Net sales for the third quarter of 2001 decreased 6% to $36.3 million from sales of $38.6 million in the third quarter of 2000. The slow down in the economy negatively impacted sales of domestic MicroTALK Family Radio Service ("FRS") two-way radios and 9 Band detectors, both of which experienced sales declines in the quarter. Further impacting net sales of these products were consumer rebates and reduced and delayed orders by key customers. To help drive its domestic FRS business and further enhance its strong market position, the Company continued to focus on expanding distribution, for example, increasing its placement with Wal-Mart, and also began shipping a new premium two-way radio product, which brings to market a five-mile range and combines the best features of FRS and GMRS (General Mobile Radio Service) categories. Offsetting some of the sales decline in FRS and detection were higher sales of Citizens Band radios, which rebounded as discretionary income of professional drivers benefited from lower fuel prices, and strong sales of the Company's new HighGear line of power inverters. Additionally, FRS sales into Canada, where the Company has a market share of 50%, increased over 26% because of the intro- duction of a new model.

Gross margins for the third quarter of 2001 were flat at 28.2%, reflecting the strength of the Company's product line and improved sourcing in the face of pricing pressures in the marketplace for Detection and FRS products. The Company responded to competitive opportunities with a combination of price reductions and rebates.

Selling, general and administrative expense increased $331,000 in the third quarter of 2001 from the same period in 2000. The overall increase resulted from additional selling expenses driven by higher payroll, travel and consumer advertising expenses resulting from the need to maintain sales momentum in a slowing economy as well as a continued focus on expanding distribution both domestically and internationally.

Interest expense for the quarter ended September 30, 2001 decreased $55,000 compared to the prior year's third quarter, primarily due to lower average debt levels and a lower interest rate.

For the third quarter of 2001, the Company's effective tax rate was 38.4%, which approximated the effective rate incurred in the third quarter of 2000.

Nine Months 2001 vs. Nine Months 2000
-------------------------------------

For the nine months ended September 30, 2001, net income was $2.5 million, or $0.39 per diluted share, compared to $4.2 million, or $0.66 per diluted share for the same period a year ago. The decrease was primarily due to a lower gross margin, higher operating expenses and the expenses associated with the termina-ted Lowrance Electronics, Inc. ("Lowrance") acquisition. Excluding the expenses pertaining to the Lowrance transaction, the Company would have had net income of $3.3 million, or $0.52 per diluted share.

Net sales for the nine months ended September 30, 2001 increased 6.7 % to $102.1 million from sales of $95.7 million for the same period of 2000. Contri- buting to this increase was a 40% increase in sales of domestic microTALK FRS two-way radios as well as increased sales of MicroTALK European PMR two-way radios and Citizens Band radio accessories and power inverters under the HighGear brand, which was a new line added in 2000. The strong growth of domestic FRS radios reflected mainly the impact of distribution gains in the form of additional placements with existing customers and the addition of new customers such as Wal-Mart. Also contributing to the increase in sales was the introduction of new products such as the new SNAP replacement front FRS models in the U.S. European PMR radio sales increased 9% and represented continued penetration of this market through the addition of new distributors and expanded placement with retailers such as Tesco, one of Europe's largest retail chains.

Gross margins decreased during the period to 27.4% from 28.2%, primarily due to pricing pressures in the marketplace, particularly in the FRS category. To help maintain MicroTALK sales momentum at retail and market share, the Company reduced effective prices on some models through a combination of price reductions to customers and rebates to consumers.

Selling, general and administrative expense, excluding the expenses for the terminated acquisition of Lowrance, increased $2.5 million, or 1.2% of net sales, in the nine months ended September 30, 2001 from the same period of 2000. The overall increase reflected additional variable and fixed selling expenses. The increase in variable selling expenses was due to both higher sales volume and the Company's efforts to take advantage of opportunities to increase shelf space and consumer awareness and sell-through. The increase in fixed selling expenses resulted primarily from expenses of the Company's Irish subsidiary, Cobra Electronics Europe Limited, based in Dublin, Ireland, which began operation in late 2000.

On May 2, 2001, the Company terminated its tender offer for Lowrance common stock and the related Merger Agreement due to a material adverse change in Lowrance's net sales and earnings relative to financial projections provided to Cobra by Lowrance. During the second quarter of 2001, the Company recorded a $1.4 million non-recurring charge for expenses associated with the terminated acquisition. These expenses consisted of bank, legal and due diligence fees. All charges pertaining to the terminated acquisition were recorded in the second quarter and no further charges are anticipated.

Interest expense for the period increased $55,000 compared to the prior year, primarily due to higher average debt levels for the majority of the period, which were driven by higher accounts receivable and inventory for the majority of the period, partially offset by a lower interest rate.

For the first nine months of 2001, the Company's effective tax rate was 38.4%, which approximated the effective rate incurred in the prior year's period.

               LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated cash of $3.5 million during the nine months ended September 30, 2001, primarily due to a decrease in accounts receivable and an increase in accounts payable, partially offset by a seasonal increase in inventories. The decrease in receivables reflected lower third quarter 2001 net sales coupled with a significant increase in year-end 2000 receivables due to strong fourth quarter 2000 sales. Higher accounts payable resulted from a seasonal increase in letters of credit presented but not yet paid for inventory placed in transit by the Company's vendors. Inventories increased primarily due to purchases to support anticipated holiday sales, particularly in FRS. Debt decreased $1.3 million during the first nine months of 2001, primarily due to cash generated from operations. At September 30, 2001, the Company had approximately $8.2 million of unused borrowing capacity under its credit facility. On September 27, 2001, The Company extended its current credit agreement until December 31, 2001.

In August 1998, the Company's board of directors authorized a program to repurchase up to $1 million of the Company's common shares. On May 17, 1999, the Company announced that a second repurchase program had been approved to acquire up to another $1 million of common stock. During the first nine months of 2001, the Company did not repurchase any of its shares. Since the program's inception through September 30, 2001, the Company has repurchased 387,900 of its common shares at a total cost of approximately $1.6 million.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in both interest rates and foreign exchange rates. Interest rate exposure is principally limited to the Company's $12.1 million of debt outstanding at September 30, 2001. The debt is priced at interest rates that float with the market, which therefore minimizes interest rate exposure. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximately $60,500 increase or decrease in interest expense and cash flows.

The Company's suppliers are located in foreign countries, principally in the Far East. The Company made approximately 10.8% of its sales outside the United States, principally in Europe and Canada, in the first nine months of 2001. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in US dollars, except for the billings of its European business, which are conducted in euros.

The Company does not use derivative financial or commodity instruments for trading or other purposes.

Forward-Looking Statements

This Management's Discussion and Analysis contains statements which are not historical facts and are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: "expects," "intends," "may impact," "plans," "should," "anticipates" or similar terms. These forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include, but are not limited to, the following: business conditions and growth of markets in which the Company competes, including changes in economic conditions in the geographic areas where the Company's operations exist or products are sold; timing, start-up and customer acceptance of newly designed products; competitive factors, such as price competition and new product introductions; significant loss of business from a major national retailer; the cost and availability of raw materials and purchased components; the impact of business acquisitions or dispositions; the costs of complying with governmental regulations; level of share repurchases; litigation and other risk factors.

                              PART II
                         OTHER INFORMATION


Items 1, 2, 3, 4 and 5
----------------------------------------

Not Applicable.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a)       Exhibits.

         4 Rights Agreement, dated as of October 24, 2001, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K of the Company filed on October 25, 2001).

         10-21 Eighth Amendment to the Loan and Security Agreement dated as of February 3, 1998 among LaSalle Business Credit, Inc., as a lender and as collateral agent for the lenders, LaSalle Bank National Association, as a lender and as administrative agent for the lenders, and the Company.

b)       Reports on Form 8-K.

         During the three months ended September 30, 2001, the Company filed no Reports on Form 8-K.

                                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COBRA ELECTRONICS CORPORATION



                                  By:
                                  -------------------------
                                  Michael Smith

                                  Senior Vice President and

                                  Chief Financial Officer
                                  (Duly Authorized Officer
                                  and Principal Financial Officer



Dated: November 13, 2001

                                   Index to Exhibits

           Exhibit Number           Description of Document

           4 Rights Agreement, dated as of October 24, 2001, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K of the Company filed on October 25, 2001).

           10-21 Eighth Amendment to the Loan and Security Agreement dated as of February 3, 1998 among LaSalle Business Credit, Inc., as a lender and as collateral agent for the lenders, LaSalle Bank National Association, as a lender and as administrative agent for the lenders, and the Company.

EXHIBIT 4

                 EIGHTH AMENDMENT TO THE LOAN AND SECURITY AGREEMENT
                             DATED AS OF FEBRUARY 3, 1998
                   AMONG LASALLE BUSINESS CREDIT, INC., AS A LENDER
                        AND AS COLLATERAL AGENT FOR THE LENDERS,
                  LASALLE BANK NATIONAL ASSOCIATION, AS A LENDER AND
                        AS ADMINISTRATIVE AGENT FOR THE LENDERS,
                             AND COBRA ELECTRONICS CORPORATION

THIS EIGHTH AMENDMENT (this "Amendment") is made as of the 27th day of September, 2001 to the Loan and Security Agreement dated February 3, 1998 (as amended from time to time, the "Loan Agreement"); unless otherwise defined herein, capitalized terms used herein shall have the meanings ascribed to them in the Loan Agreement among Cobra Electronics Corporation ("Borrower"), LaSalle Business Credit, Inc., as Collateral Agent, LaSalle Bank National Association (formerly known as LaSalle National Bank), as Administrative Agent (collectively, "Agents"), and the Lenders from time to time party thereto.

WHEREAS, Borrower has requested that Agents and Lenders amend the Loan Agreement to extend the maturity date and in certain other respects, and Agents and Lenders have agreed to do so subject to the terms and conditions hereof.

NOW, THEREFORE, in consideration of the foregoing, and the mutual covenants herein contained, and such other consideration as the parties mutually agree, the parties hereto agree as follows:

Amendment. Borrower, Agents and Lenders agree to amend the Loan Agreement as follows: The first sentence of Paragraph 12 of the Loan Agreement is hereby amended and restated in its entirety, as follows:

        This Agreement shall be in effect from the date hereof until December 31, 2001 ("Original Term"); provided, however, that the security interests and liens created under this Agreement and the Other Agreements shall survive such termination until the date upon] which payment and satisfaction in full of the Liabilities shall have occurred.

The first sentence of subparagraph 3(a) of the Loan Agreement is hereby amended and restated in its entirety, as follows:

        Subject to the terms and conditions of this Agreement, and the Other Agreements, during the Original Term, Collateral Agent shall, absent the existence of an Event of Default, from time to time cause the Issuing Bank to issue, and Collateral Agent shall co-sign for, upon Borrower's request, Letters of Credit; provided, that (i) the Letters of Credit shall be in form and substance acceptable to Collateral Agent in its reasonable credit judgment, (ii) Borrower may request that the Letter of Credit be denominated in Euros so long as the aggregate Dollar Equivalent amount of such Letters of Credit denominated in Euros plus the Dollar Equivalent amount of all Revolving Loans made in Euros shall not exceed $1,500,000 and (iii) the aggregate undrawn face amount of all such Letters of Credit, including then Dollar Equivalent of all Letters of Credit denominated in Euros, shall at no time exceed Twenty-Five Million Dollars ($25,000,000); and provided further, that no Letter of Credit shall have an expiry date (i) (x) with respect to standby Letters of Credit, more than 365 days from the date of issuance or (y) with respect to documentary Letters of Credit, more than one hundred eighty
        (180) days from the later of the date of issuance and The most recent amendment of the expiry date, or as otherwise approved by Collatera Agent, or (ii) later than February 28, 2001.

Exhibit C to the Loan Agreement is hereby amended to add Costco with a concentration limit of 30%.

Representations and Warranties of Borrower. Borrower represents and warrants that, as of the date hereof:
Borrower has the right and power and is duly authorized to enter into this Agreement and all other agreements executed in connection herewith;

No Event of Default or an event or condition which upon notice, lapse of time or both will constitute an Event of Default has occurred and is continuing;

The execution, delivery and performance by Borrower of this Amendment and the other agreements to which Borrower is a party (i) have been duly authorized by all necessary action on its part; (ii) do not and will not, by the lapse of time, giving of notice or otherwise, violate the provisions of the terms of its Articles of Certificate of Incorporation or By-Laws, or of any mortgage, indenture, security agreement, contract, undertaking or other agreement to which Borrower is a party, or which purports to be binding on Borrower or any of its properties; (iii) do not and will not, by lapse of time, the giving of notice or otherwise, contravene any governmental restriction to which Borrower or any of its properties may be subject; and (iv) do not and will not, except as contemplated in the Loan Agreement, result in the imposition of any lien, charge, security interest or encumbrance upon any of Borrower's properties under any indenture, mortgage, deed of trust, loan or credit agree- ment or other agreement or instrument to which Borrower is a party or which purports to be binding on Borrower or any of its properties;

No consent, license, registration or approval of any governmental authority, bureau or agency is required in connection with the execution, delivery, performance, validity or enforceability of this Amendment and the other agreements executed by Borrower in connection herewith;

This Amendment and the other agreements executed by Borrower in connection herewith have been duly executed and delivered by Borrower and are enforceable against Borrower in accordance with their terms; and

All information, reports and other papers and data heretofore furnished to Agents by Borrower in connection with this Agreement, the Loan Agreement and Other Agreements are accurate and correct in all material respects and complete insofar as may be necessary to give Agents true and accurate knowledge of the subject matter thereof. Borrower has disclosed to Agents every fact of which it is aware which would reasonably be expected to materially and adversely affect the business, operations or financial condition of Borrower or the ability of Borrower to perform its obligations under this Amendment, the Loan Agreement or under any of the Other Agreements. None of the information furnished to Agents by or on behalf of Borrower contained any material misstatement of fact or omitted to state a material fact or any fact necessary to make the statements contained herein or therein not materially misleading.

Conditions Precedent. The amendments to the Loan Agreement set forth in this Amendment shall become effective as of the date of this Amendment upon execution by all parties hereto.

Fees and Expenses. Borrower agrees to pay all legal fees and other expenses, whether for in-house or outside counsel, incurred by Agents and Lenders in connection with this Agreement and the transactions contemplated hereby. Loan Agreement Remains in Force. Except as specifically amended hereby, all of the terms and conditions of the Loan Agreement shall remain in full force and effect and this Agreement shall not be a waiver of any rights or remedies which Agents or Lenders have provided for in the Loan Agreement and all such terms and conditions are herewith ratified, adopted, approved and accepted. Additional Documents. Upon the request of Collateral Agent, Borrower will cause to be done, executed, acknowledged and delivered all such further acts, conveyances and assurances as Collateral Agent from time to time may reasonably request of Borrower for accomplishing the transaction referred to herein. No Novation. This Agreement and all other agreements executed by Borrower on the date hereof are not intended to nor shall be construed to create a novation or accord and satisfaction, and shall only be a modification and extension of the existing Liabilities of Borrower to Lenders.

Entire Agreement. This Agreement and the other documents it refers to comprise the entire agreement relating to the subject matter they cover and supersede any and all prior written or oral agreements among Agents, Lenders and Borrower relating thereto.

Severability. Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof or affecting the validity or enforceability of such provision in any other jurisdiction.

Except as expressly provided for herein, the terms and conditions of the Loan Agreement shall remain in full force and effect.

IN WITNESS WHEREOF, Borrower, Agents and Lenders have caused this Amendment to be duly executed by their proper duly authorized officers oaf the day and year first set forth above.

LASALLE BUSINESS CREDIT, INC., as Collateral Agent and
Lender

By:     /s/ Scott R. Busch
Its:     FVP


LASALLE BANK NATIONAL ASSOCIATION, as Administrative Agent and Lender

By:
Its__________________________________________________


COBRA ELECTRONICS CORPORATION

By:      /s/ Michael Smith
Its:      Chief Financial Officer