Form 10-K405
period 2001-12-31
COBRA ELECTRONICS CORP
filed 2002-03-28
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-511

COBRA ELECTRONICS CORPORATION
(Exact name of Registrant as specified in its Charter)

DELAWARE	36-2479991
(State of incorporation)	(I.R.S. Employer Identification No.)
6500 WEST CORTLAND STREET CHICAGO, ILLINOIS	60707
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (773) 889-8870

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.33 1/3 Per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒        NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting and non-voting common equity (only Common Stock) held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on March 11, 2002, was $45,787,041.

The number of shares of Registrant’s Common Stock outstanding as of March 11, 2002 was 6,324,177.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled to be held May 14, 2002, are incorporated by reference into Part III of this Report.

PART I

Item 1.  Business

General

Cobra Electronics Corporation (the “Company” or “Cobra”), which was incorporated in Delaware in 1961, is a public company traded on The Nasdaq Stock Market under the symbol “COBR”. The Company is a leading global manufacturer of two-way mobile communications products, holding the number one or strong number two position in every market in which it does business. The Company has a 40-year track record of innovation and award-winning products, and leads the industry in developing technology applications that serve the market. Products are marketed under the COBRA brand name. Management believes that the Company’s future success depends upon its ability to predict and respond in a timely and effective manner to changes in the markets it serves. Product performance, reliability, price, availability and service are the main competitive factors. Also, sales are dependent upon timely introduction of new products, which incorporate new features desired by consumers, at competitive prices. Cobra is the number one brand in Citizens Band radios and radar detectors and a strong number two in the worldwide Family Radio Service (“FRS”) two-way radio category. In 2002, Cobra plans to introduce hand-held Global Positioning System (“GPS”) devices for recreational use.

Recent Developments

Innovation remains the hallmark of Cobra’s success, as demonstrated by just a few of its recent product introductions and other recent developments:

In the second quarter of 2001, Cobra introduced two new microTALK™ FRS radios featuring SNAP™ replacement fronts, a market first, which are available in more than 30 colors and patterns. Additionally, the world’s first radar detector incorporating a 10-channel weather radio was introduced. Also in the second quarter, the Company added Wal-Mart as an FRS customer.

In the third quarter of 2001, the Company introduced the General Mobile Radio Service (“GMRS”) 900-DX, a two-way radio that combines a five-mile range with the best features of the FRS and GMRS categories. This product features 15 channels and 38 privacy codes for each channel and is the first GMRS radio to feature a built-in VOX, enabling users to conduct a hands-free conversation. Also in the third quarter, the Company added Tesco, one of Europe’s largest retailers, as an FRS customer.

During the fourth quarter, Forbes magazine named the Company to its list of “200 Best Small Companies in America” for the second consecutive year.

At the January 2002 International Consumer Electronics Show, the Company announced several significant product introductions planned for 2002. Most significant is Cobra’s entry into the hand-held GPS market with three new products, the GPS 100, GPS 500 and GPS 1000. Featuring 500 waypoints, waterproofing and a route feature, all three GPS models are expected to be available in the fourth quarter of 2002.

The GPS 500 and GPS 1000 models will also offer Point of Interest, Worldwide Cities and State Boundaries features. A personal computer interface on the GPS 500 and GPS 1000 will enable users to download maps and other navigation information from a personal computer. In addition, the GPS 1000 will include a United States highway map featuring all interstates.

Breakthrough features and design enhancements of the PR 950DX and the PR 1100WX GMRS radios, available in the second quarter of 2002, include a detachable antenna with magnet mount option that maximizes performance and a new Switchable Power Output feature. The 2002 FRS line, also available in the second quarter of 2002, includes four new designs, developed on the basis of extensive consumer research in the United States and Europe.

Also available in the second quarter of 2002 will be seven cutting edge radar detectors, including an innovative new feature that is standard on Cobra’s 10 Band radar/laser detectors, SmartMute™ technology. SmartMute technology, a patent pending system, automatically mutes unwanted alerts below a driver-set speed, based on engine revolutions per minute. On the ESD 9230WX radar detector, a 10-channel NOAA (National Oceanic Atmospheric Administration) All Hazards Alert, a part of the Emergency Alert System, warns drivers of weather, chemical and other civilian emergencies.

Suppliers

One of the Company’s primary strengths is its product sourcing ability. Substantially all of the Company’s products are manufactured to its specifications and engineering designs by a number of suppliers, primarily in China, Thailand, Japan, Hong Kong and South Korea. The Company maintains stringent control over the design and production quality of its products. The Company has a wholly owned subsidiary in Hong Kong which helps to seek out new suppliers, monitor technological changes, perform source inspection of key suppliers, and expedite shipments from vendors.

Over a period of years, the Company has developed a network of suppliers for its products. To maintain flexibility in product sourcing, the Company has not entered into long-term supply contracts with any of its vendors. Despite management’s goal of maintaining strong relationships with its current suppliers, it also believes that, if necessary, alternate suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends upon the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, under certain limited circumstances, reimburse the Company for lost profits resulting from a vendor’s inability to fulfill its commitments to the Company. The Company negotiates substantially all of its purchases in U.S. dollars to protect itself from currency fluctuations. Assets located outside of the United States, principally Company-owned tooling at suppliers, had a net book value of $2,095,000 at December 31, 2001.

Products

The Company operates only in the consumer electronics industry. Principal products include:

microTALK™ FRS and GMRS two-way radios
9 Band™ and 10 Band™ detectors with Strobe Alert™ technology
SoundTracker® and NightWatch™ Citizens Band Radios
HighGear™ accessories
SNAP™ replacement front accessories
Safety Alert® transmitters and receivers

The Company competes primarily in the United States with various manufacturers and distributors of consumer electronics products, principally on the basis of product features and price, and expects the market for its products to remain highly competitive. The Company also markets its products in 32 countries around the world.

Research, engineering and product development expenditures are expensed as incurred. These expenditures amounted to approximately $1,209,000 in 2001, $1,100,000 in 2000 and $900,000 in 1999.

The Company does not believe that patents are of material importance to its products. However, when the Company develops a unique technology (such as SoundTracker noise reduction technology), patents are applied for to preserve exclusivity, wherever possible.

microTALK Family Radio Service two-way radios, 9 Band and 10 Band detectors with exclusive Strobe Alert technology, SoundTracker and NightWatch Citizens Band radios, HighGear accessories, and Safety Alert transmitters and receivers are marketed under the COBRA brandname.

In 1997, the Company entered the rapidly growing FRS two-way radio market and in the fall of 1998 began selling its new microTALK line. Because of the success of this line, the Company has attained a strong number two market position in this category. The Company estimates that the domestic market for FRS two-way radios in factory net sales in 2001 was approximately $415 million, including GMRS. In spite of the rapid historical growth of these markets, household penetration is estimated to be less than 15%, allowing for continued strong growth in the future.

FRS two-way radios operate on UHF FM frequencies, which allow for an extremely small hand-held radio and exceptionally clear sound that penetrates through buildings and other obstacles. Unlike cellular phones, these radios require no monthly fee and provide coverage even in the most remote areas. Because of their range—up to two miles (five miles for the GMRS models, which require a license)—and exceptionally clear sound quality, the radios enable families and friends to easily keep in touch in hundreds of situations where they typically get separated and out of earshot, such as in shopping malls, amusement parks and ski resorts. In addition, the number of potential business-related applications for these radios is substantial, including construction crews, retail stores, restaurants and warehouses. FRS two-way radios also provide parents with an easy way to maintain contact with children when they are outside playing.

The Company’s microTALK two-way radios have innovative features, which make them easy to use. These include an incoming call alert that lets one user “ring” another user and talk confirmation tones that subtly let users know when the other party is done talking. One model even has a unique patented VibrAlert™ feature that works like a silent vibrating pager, which makes it perfect for situations where noiseless operation is important or where a ring alert cannot be easily heard.

The Company launched its European line of microTALK radios in the United Kingdom, France, Spain, Germany, Sweden and Finland in 1999. As part of its European strategy to be closer to customers, the Company formed an Irish subsidiary, Cobra Electronics Europe Limited, with an office in Dublin, Ireland in 2000. As of December 31, 2001, the Company had nine distributors serving approximately 20 countries in Europe.

In the second quarter of 2000, Cobra began selling its microTALK FRS radios in Canada, which approved the technology in March 2000, and now holds the number one market share in this market.

In the second quarter of 2001, the Company introduced two microTALK FRS radios that featured SNAP replacement front accessories, a market first. These fronts offer consumers an opportunity to “stylize” their radios with designs that range from flowers to sports themes. Additionally, Cobra provides customers with an opportunity to customize the SNAP fronts, using Company logos, identifiable characters or other merchandising opportunities.

Also, in 2001, GMRS two-way radios started to become more of a factor in the market place as consumers began to demand a greater operating range than conventional FRS radios provide. GMRS radios provide up to a five-mile range in contrast to the two-mile range of FRS radios.

Cobra is the number one brand in the market for domestic integrated radar/laser detectors, which in factory net sales is approximately $85 million. Cobra commands a significant market share by offering innovative products with the latest technology.

The Company has been a leader in applying laser detection technology, including introducing the industry’s first laser-signal detector and the industry’s first integrated radar/laser detector with 360 degree laser detection capability. The Company was also the first to introduce to the retail channel “intelligent” detection systems capable of alerting drivers with a differentiated signal for each of the frequencies emitted by the Company’s patented, FCC-approved Safety Alert transmitter. The Company’s Safety Alert Traffic Warning System is designed to help drivers avoid potentially serious accidents with police, fire, EMS and public utility vehicles.

In the spring of 1998, the Company began shipping its proprietary 6 Band line of detectors. Unique to the industry at that time, these detectors were designed to alert drivers to each of the four current speed monitoring systems in use—X, K, Ka and Laser—plus VG-2, the band that advises that a police detector of radar detectors is being used. The sixth band is the Safety Alert Traffic Warning System band. At the time, this made the unique Cobra 6 Band detector the most comprehensive alert system in the industry and for the first time allowed drivers to be aware of all four speed monitoring systems as well as the presence of VG-2 and Safety Alert transmissions.

In late 1999, the Company introduced the world’s first and only line of 9 Band radar detection systems. This line provides detection of two new laser systems, UltraLite and ProLaser. In addition, this line is the first to incorporate the exclusive Strobe Alert feature. This technology alerts drivers to the presence of high-speed emergency vehicles equipped with strobe transmitters to control traffic signals. In 2000, the Company introduced the world’s first 10 Band radar detection system that features a high-speed RISC processor and offers 10 bands of protection, including its patented Safety Alert warning system and exclusive Strobe Alert detection. Unlike competing radar detection systems, 10 Band radar detectors enable motorists to detect eight speed monitoring systems and distinguish between four types of laser systems on the road today, including, LTI 20/20, Ultra Lyte, ProLaser and ProLaser III. In 2001, Cobra introduced the world’s first radar detector incorporating a 10-channel weather radio.

Because of the popularity of the Company’s unique 6 Band, 9 Band and 10 Band technologies and continued innovations, such as Weather Alert and SmartMute, Cobra was the fastest growing radar detector brand over the past several years and has become the market leader.

Cobra is the leading brand in the domestic Citizens Band radio market, which in factory net sales is approximately $50 million annually. Approximately 90 percent of this market is for mobile Citizens Band radios, most of which are purchased by professional truck drivers. The remaining part of the market is for hand-held Citizens Band radios used for sport and recreational activities. Also in 1999, the Company began shipping several new Citizens Band models specifically designed for the European market.

The Company has a history of being the technology leader in the Citizens Band radio market. The Company was the first Citizens Band radio marketer to combine a National Weather Service receiver with a mobile Citizens Band radio, enabling motorists to obtain weather and travel information broadcasts. As a major enhancement of this feature, the Company also introduced the industry’s first mobile Citizens Band radio that incorporates an automatic alert feature to warn of National Weather Service emergency advisories. In 1997, the Company introduced its SoundTracker technology. This patented noise reduction technology, which dramatically improves the sound quality of the Citizens Band radios, was the first significant product innovation in this category in several years. This new feature significantly reduces “white noise”, or static, when the Citizens Band radio is in receiving mode. Additionally, SoundTracker technology allows the user’s voice to break through cluttered airwaves and to be more easily heard when transmitting.

In 1999, the Company introduced a new line of Citizens Band radios featuring an adjustable illuminated front panel. The NightWatch line enhances drivers’ safety by making it dramatically easier for them to see and adjust their Citizen Band radio controls at night. The vast majority of the 9 million mobile Citizen Band radios used by professional truck drivers today are not illuminated despite the fact that these drivers spend a significant amount of time driving at night.

Additionally, in 2000 Cobra started its HighGear accessories division to develop and market high quality Citizen Band radio antennas, microphones, and external speakers.

Competition

Major competitors are Motorola, Audiovox and Uniden (FRS); Whistler, Uniden and Beltronics (Detectors) and Uniden, Midland and Radio Shack (Citizens Band radios).

Sales and Distribution

Demand for consumer electronics products is somewhat seasonal and varies according to channel of distribution. Historically, sales in the last half of the year are greater than in the first half, reflecting increased purchases by retailers for the holiday selling season. Also, because an increasing portion of the Company’s business is with mass retail accounts, the Company has experienced a shift in orders from the third quarter to the fourth quarter when the mass retailers normally begin their load-in for the holiday selling season. As the Company’s channel mix continues to shift more towards retail, the Company expects additional shifts toward heavier third and fourth quarter sales volumes.

In 2001, sales to Costco Wholesale, K-Mart and Best Buy were 14.0 percent, 12.1 percent and 10.1 percent of net sales, respectively. In 2000, sales to K-Mart and Best Buy were 14.2 percent and 11.1 percent of net sales, respectively. In 1999, sales to K-Mart were 16.2 percent of net sales. At the end of 2001, K-Mart owed the Company almost $4.0 million. However, because of certain programs put into place prior to K-Mart’s bankruptcy filing in January 2002, Cobra will realize substantially all of this amount. The Company does not believe that the loss of any one customer would have a material adverse effect on the business of the Company. International sales were $12.9 million, $14.4 million, and $4.9 million in 2001, 2000 and 1999, respectively. For additional financial information about geographic areas, see note 10 to the Consolidated Financial Statements.

The Company’s return policies and payment terms are consistent with those of other companies serving the consumer electronics market. Market conditions are such that products generally must be shipped within a short time after an order is received. As a result, order backlog is not significant.

Cobra products are distributed through a strong, well-established network of nearly 400 retailers and distributors located primarily in the United States. Approximately 72 percent of the sales are made directly to domestic mass marketers, such as consumer electronics specialty stores, large department store chains, warehouse clubs, office supply chains, television home-shopping, direct-response merchandisers, home centers and specialty stores. Most of the remaining sales are through two-step wholesale distributors that carry Cobra products to fill orders for travel centers, truck stops, small department stores, appliance dealers, duty-free shops on cruise lines and for export. Cobra’s primary sales force is composed of independent sales representatives who work on a straight commission basis. They do not sell products of the Company’s competitors.

The Company’s right to sell products under the COBRA trademark is substantially worldwide. The Company believes the COBRA trademark, which is indefinitely renewable by the Company, is a significant factor in the successful marketing of its products.

Employees

As of December 31, 2001, the Company employed 122 persons in the U.S. and 13 in its international operations. None of the Company’s employees is a member of a union.

Item 2.  Properties

The Company owns one building in Chicago, Illinois containing a total of approximately 93,000 sq. feet of office and warehouse space. The Company has 2,300 sq. feet of leased office space in Hong Kong for its international operations (but has leased new offices in early 2002 increasing the available sq. feet to approximately 5,000). The Company also has 1,650 sq. feet of leased office space in Dublin, Ireland for its European operations. The Company believes that these facilities are adequate to meet its current needs.

Item 3.  Legal Proceedings

The Company is subject to various unresolved legal actions, which arise, in the normal course of its business, and none of which is expected to have a material adverse effect on the Company’s business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 4A.  Executive Officers of the Registrant

See Part III, Item 10.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Shareholder Matters

The Company’s common stock trades on The NASDAQ Stock Market under the symbol COBR. As of March 11, 2002, the Company had approximately 800 shareholders of record and approximately 2,500 shareholders for whom securities firms acted as nominees. The Company’s common stock is the only class of equity securities outstanding. Before April 1, 1993, the common stock of the Company traded under the symbol DYNA.

Under the terms of its credit agreement, the Company may not pay cash dividends.

STOCK PRICE AND TRADING VOLUME DATA

	Stock Price Range
	2001		2000		1999		Trading Volume (in thousands)
Quarter	High	Low	High	Low	High	Low	2001	2000	1999
First	$10.313	$5.000	$6.500	$3.875	$5.125	$3.500	2,225	2,153	724
Second	9.000	6.000	8.375	4.687	4.625	3.000	1,898	2,323	1,259
Third	8.700	4.950	7.500	5.500	4.500	3.000	1,568	1,714	1,077
Fourth	7.110	5.200	6.375	4.500	6.375	3.156	1,259	1,506	2,477

Note: Data compiled from The NASDAQ Stock Market Monthly Summary of Activity Reports.

Item 6.  Selected Financial Data

FIVE YEAR FINANCIAL SUMMARY

Years Ended December 31	2001	2000	1999	1998	1997
	(in thousands, except per share amounts)
Operating Data:
Net sales	$154,121	$144,565	$118,693	$103,414	$104,098
Gross profit	43,079	40,782	30,152	24,661	21,551
Selling, general and administrative expense	32,494	27,961	23,540	19,747	16,655
Expenses for the terminated Lowrance acquisition	1,402	—	—	—	—
Operating income	9,183	12,821	6,612	4,914	4,896
Gain on sale of building	—	—	—	—	1,132
Tax provision (benefit)	3,594	4,132	1,744	(10,403)	—
Net income	4,685	7,189	3,983	14,200	4,692
Net Income per share:
Basic	0.75	1.17	0.66	2.30	0.76
Diluted	0.73	1.12	0.65	2.20	0.73
As of December 31:
Total assets	89,592	77,761	59,579	64,419	48,279
Short-term debt	—	13,376	4,083	14,316	10,995
Long-term debt	15,378	—	—	—	—
Shareholders’ equity	53,972	48,626	41,572	37,496	23,673
Book value per share	8.56	7.89	6.80	6.18	3.81
Shares outstanding	6,303	6,166	6,118	6,066	6,218

Note: Under the terms of its credit agreement, the Company may not pay cash dividends.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Overview

Net sales increased 6.6% to $154.1 million for the year ended December 31, 2001 while gross margin remained approximately unchanged at 28%. Net income in 2001 was $4.7 million, or $0.73 per diluted share, compared to $7.2 million, or $1.12 per diluted share for 2000. The decrease was primarily due to higher operating expenses and the expenses associated with the terminated Lowrance Electronics, Inc. (“Lowrance”) acquisition. Excluding the one-time second quarter 2001 expenses pertaining to the Lowrance transaction, the Company’s net income for the current year would have been $5.5 million.

Results of Operations

2001 Compared to 2000

Net sales increased 6.6% to $154.1 million in 2001. Sales growth resulted principally from higher sales of the Company’s domestic microTALK FRS two-way radios because of strong consumer demand and increased retail distribution, offset in part by the weak economy.

Contributing to the increase in domestic FRS two-way radio sales was the introduction of several new products, including a new GMRS two-way radio and two new SNAP replacement front FRS models. Additionally, domestic retail distribution of FRS increased with sales to Wal-Mart, a new FRS customer for 2001, and substantially higher sales to several other existing customers. The Company also developed new distribution channels for FRS in 2001, including food and drug chains, home improvement chains and cruise ship lines.

Gross margin for 2001 was 28.0% compared to 28.2% in 2000, reflecting the strength of the Company’s product line and improved sourcing in the face of pricing pressures in the marketplace for Detection and FRS products. The Company responded to competitive opportunities with targeted promotions and merchandising efforts, including special displays, price reductions and consumer rebates.

Selling, general and administrative expense, excluding the expenses for the terminated acquisition of Lowrance, increased $4.5 million, or 16.2%, and as a percentage of sales increased to 21.1% in 2001 from 19.3% in 2000. The overall increase reflected primarily additional variable and fixed selling expenses. The increase in variable selling expenses, which accounted for the vast majority of the overall increase, was due to higher sales volume and the Company’s efforts to take advantage of opportunities to increase shelf space and consumer awareness as well as higher costs incurred to drive consumer demand in the face of the economic slowdown. The increase in fixed selling expenses resulted primarily from increased investments in building the Company’s European business.

On May 2, 2001, the Company terminated its tender offer for Lowrance common stock and the related Merger Agreement due to a material adverse change in Lowrance’s net sales and earnings relative to financial projections provided to Cobra by Lowrance. During the second quarter of 2001, the Company recorded a $1.4 million non-recurring charge for expenses associated with the terminated acquisition. These expenses consisted of bank, legal and due diligence fees. All charges pertaining to the terminated acquisition were recorded in the second quarter and no further charges are anticipated.

Interest expense for 2001 was $787,000, which was $102,000 lower than 2000, primarily because of a lower weighted average interest rate in 2001.

Other expense for 2001 was $117,000 compared to $611,000 in 2000 due to lower bank fees, lower losses on disposal of fixed assets in conjunction with the remodeling of the Company’s Chicago headquarters and lower losses that were recognized on investments in the cash surrender value of life insurance policies.

Income tax expense decreased $538,000 to $3.6 million in 2001 due to the lower pre-tax income. The effective tax rate in 2001 was 43.4%. Major items contributing to the higher effective tax rate were the following: an excess net operating loss (NOL) deferred tax asset that was written off as all of the Company’s remaining NOLs were fully utilized in 2001; a non-deductible net loss at the Company’s Irish subsidiary because of investments made in building the European business; and an increase in partially non-deductible permanent items, such as meals and entertainment expenses, which were higher as the Company aggressively continued to expand its customer base.

2000 Compared to 1999

Net income for 2000 increased 81% to $7.2 million, or $1.12 per diluted share, from net income of $4.0 million or $0.65 per diluted share for the prior year. Pre-tax income increased by 97% to $11.3 million in 2000, compared to $5.8 million in 1999.

Net sales increased 22% to $144.6 million from $118.7 million in 1999. Sales growth resulted from strong demand for the Company’s new microTALK FRS two-way radios, both domestically and in Canada and Europe, and proprietary 9 Band radar detectors, as well as from increased retail distribution.

FRS two-way radio sales increased because of strong demand for the Company’s new microTALK line, which began shipping in April 2000. This new line helped the Company add several new customers, notably Best Buy and Costco, and expand placement among existing retail customers in the U.S. Additionally, the line proved to be popular in Canada, which approved FRS technology in the spring of 2000. A line using similar technology was successful in Europe where distribution also increased. The increase in radar detector sales was due to the popularity of the Company’s exclusive 9 Band technology. These new models, which began shipping at the end of 1999, enabled the Company to expand retail distribution as well as achieve steady market share gains during the year.

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

Selling, general and administrative expenses increased $4.4 million during 2000 but, as a percentage of net sales, decreased to 19.3% from 19.8% in 1999. Of the $4.4 million increase, $1.4 million was in variable selling expense attributable to the $25.9 million increase in sales volume. Fixed sales and marketing expenses also increased as the Company spent more on public relations and non-coop advertising in order to drive demand. These investments resulted in increased placement of Cobra products and, in turn, gross margin improvement from increased volume. Also contributing to the increase in selling, general and administrative costs was higher payroll costs, including increased bonus expense as a result of the higher pre-tax income. Bad debt expense was also higher due to a significantly higher provision due to increased sales and accounts receivable at December 31, 2000. Finally, employee procurement and relocation expenses increased due to the costs associated with hiring in a tight labor market.

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

Liquidity and Capital Resources

On January 31, 2002 the Company executed a new three-year revolving credit agreement for $55 million with three financial institutions. Borrowings and letters of credit issued under the agreement are secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. Loans outstanding under the agreement bear interest, at the Company’s option, at the prime rate less 25 basis points or at LIBOR plus 175 basis points. The credit agreement specifies that the Company may not pay cash dividends and contains certain financial and other covenants.

Prior to the execution of the new credit agreement, the Company had a revolving credit agreement for $38 million. Borrowings and letters of credit were secured by substantially all of the assets of the Company. Loans outstanding under the agreement bore interest, at the Company’s option, at the prime rate or at LIBOR plus 200 basis points. At December 31, 2001, the Company had approximately $15.9 million available under this credit line. As a result of the new agreement, the Company is able to classify the debt as long-term for financial reporting purposes as of December 31, 2001.

Net cash flows generated in operating activities were $1.6 million for the year ended December 31, 2001. Operating cash flows were generated principally from net income of $4.7 million, depreciation and amortization of $2.2 million, deferred taxes of $2.4 million, a decline in other current assets of $712,000 and an increase in deferred compensation of $360,000. Cash used in operations mostly offset these increases and included a $5.8 million increase in receivables and a $3.3 million increase in inventory. Accounts receivable increased mainly because of strong fourth quarter sales. In January 2002, $17.0 million of cash was collected. Inventories were higher at December 31, 2001 because the Company’s increased business with large retailers has necessitated carrying additional inventory to better balance production capacity and retailer demand, and because certain shipments from vendors arrived prior to year-end.

Investing activities required cash of $3.4 million in 2001, principally for the purchase of tooling and equipment.

Financing activities generated cash flows of $2.4 million in 2001, reflecting net borrowings under the Company’s line-of-credit agreement and transactions related to the exercise of stock options. In August 1998, the Company’s Board of Directors authorized a repurchase of up to $1 million of the Company’s common stock. On May 17, 1999, the Company announced that a second repurchase program was approved to acquire up to another $1 million of common stock. During 2001, the Company did not repurchase any of its shares. Through December 31, 2001, the Company has repurchased 387,900 shares at an aggregate cost of $1.6 million for an average per share cost of $4.12.

Total outstanding commitments at December 31, 2001 were as follows: (In thousands)

	Total	Less than 1 year	1 to 3 years	4 to 5 years	After five years
Long-term debt	$15,378	$—	$—	$15,378	$—
Operating leases	900	133	128	98	541
Purchase obligations	23,900	23,900	—	—	—
Letters of credit	6,760	6,760	—	—	—

Total	$46,938	$30,793	$128	$15,476	$541

The Company does not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2002 to fund its working capital needs. In 2001, the Company utilized approximately $3.1 million of net operating loss carryforwards and $1.2 million of AMT credit carryforwards. AMT credit carryforwards of $709,000 at December 31, 2001 will be used in 2002. Upon utilization of all of its AMT credit carryforwards, the Company will begin making payments for federal income taxes, which is expected to be in the second quarter of 2002.

For discussion of critical accounting policies, please refer to the summary of significant accounting policies in the notes to consolidated financial statements located on page 18.

Item 7a.  Market Risk and Financial Instruments

The Company is subject to market risk associated principally with changes in interest rates and foreign exchange rates. Interest rate exposure is limited to the $15.4 million of debt of the Company outstanding at December 31, 2001. The debt is priced at interest rates that float with the market, which therefore minimizes interest rate exposure. A 50 basis point movement in the interest rate on floating rate debt would result in an approximately $77,000 increase or decrease in interest expense and cash flows. The Company currently does not use derivative financial or commodity instruments for trading or other purposes but will evaluate regularly the need to do so for its European business, where it has euro-based transactions.

The Company’s suppliers are located in foreign countries, principally in Asia, and the Company made approximately 8.4% of its sales outside the United States in 2001. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in U.S. dollars, except for some of the billings of its European business, which are conducted in euros.

Forward-Looking Statements

In addition to the historical information presented in this Annual Report, the Company has made and will make certain forward-looking statements in this report, other reports filed by the Company with the Securities and Exchange Commission, reports to stockholders and in certain other contexts relating to future net sales, costs of sales, other expenses, profitability, financial resources, or products and production schedules. Statements relating to the foregoing or that predict or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on management’s beliefs as well as assumptions made by and information currently available to management. Accordingly, the Company’s actual results may differ materially from those expressed or implied in such forward-looking statements due to known and unknown risks and uncertainties that exist in the Company’s operations and business environment, including, among other factors, the failure by the Company to produce anticipated cost savings or improve productivity, the timing and magnitude of capital expenditures and acquisitions, currency exchange rates, economic and market conditions in the United States and the rest of the world, changes in customer spending levels, the demand for existing and new products, the continuing availability of suppliers, and other risks associated with the Company’s operations. Although the Company believes that its forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements.

Item 8.  Financial Statements and Supplementary Data

Financial statements and quarterly financial data are included in this Annual Report on Form 10-K, as indicated in the index on page 30.

CONSOLIDATED STATEMENTS OF INCOME

Cobra Electronics Corporation

Years Ended December 31	2001	2000	1999
	(in thousands, except per share amounts)
Net sales	$154,121	$144,565	$118,693
Cost of sales	111,042	103,783	88,541

Gross profit	43,079	40,782	30,152
Selling, general and administrative expense	32,494	27,961	23,540
Expenses for the terminated Lowrance acquisition	1,402	—	—

Operating income	9,183	12,821	6,612
Other income (expense):
Interest expense	(787)	(889)	(878)
Other income (expense), net	(117)	(611)	23

Income before income taxes	8,279	11,321	5,757
Tax provision	3,594	4,132	1,774

Net income	$4,685	$7,189	$3,983

Net income per common share:
Basic	$0.75	$1.17	$0.66
Diluted	$0.73	$1.12	$0.65
Weighted average shares outstanding:
Basic	6,236	6,142	6,020
Diluted	6,403	6,394	6,107

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Cobra Electronics Corporation

At December 31	2001	2000
	(in thousands)
ASSETS:
Current assets:
Cash	$675	$54
Receivables, less allowances for claims and doubtful accounts of $2,518 in 2001 and $1,869 in 2000	41,798	35,972
Inventories, primarily finished goods.	22,190	18,873
Deferred income taxes	7,661	4,031
Other current assets	2,488	3,200

Total current assets	74,812	62,130

Property, plant and equipment, at cost:
Land	330	330
Buildings and improvements	4,008	3,567
Tooling and equipment	17,966	15,668

	22,304	19,565
Accumulated depreciation	(14,843)	(13,308)

Net property, plant and equipment	7,461	6,257

Other assets:
Deferred income taxes	—	1,688
Cash surrender value of officers’ life insurance policies	5,753	5,670
Other	1,566	2,016

Total other assets	7,319	9,374

Total assets	$ 89,592	$ 77,761

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (cont.)

Cobra Electronics Corporation

At December 31	2001	2000
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,935	$3,400
Accrued salaries and commissions	1,445	1,911
Accrued advertising and sales promotion costs	4,182	3,051
Accrued product warranty costs	2,721	2,692
Other accrued liabilities	1,246	1,737
Short-term debt	—	13,376

Total current liabilities	12,529	26,167
Non-current liabilities:
Deferred compensation	3,328	2,968
Deferred income taxes	4,385	—
Long-term debt	15,378	—

Total non-current liabilities	23,091	2,968

Total liabilities	35,620	29,135

Commitments and Contingencies (Notes 5, 9 and 12)
Shareholders’ equity:
Preferred stock, $1 par value, shares authorized—1,000,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized, 7,039,100 issued for 2001 and 2000	2,345	2,345
Paid-in capital	19,899	20,032
Retained earnings	36,329	31,644

	58,573	54,021
Treasury stock, at cost (736,048 shares for 2001 and 872,716 shares for 2000)	(4,601)	(5,395)

Total shareholders’ equity	53,972	48,626

Total liabilities and shareholders’ equity	$89,592	$77,761

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cobra Electronics Corporation

Years Ended December 31	2001	2000	1999
	(in thousands)
Cash flows from operating activities:
Net income	$4,685	$7,189	$3,983
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,213	1,758	1,559
Loss (gain) on cash surrender value of life insurance	81	123	(652)
Tax benefit from stock options exercised	228	—	—
Deferred taxes	2,443	3,859	1,456
Loss on sale of fixed assets	190	345	37
Changes in assets and liabilities:
Receivables	(5,826)	(10,551)	1,490
Inventories	(3,317)	(10,184)	5,524
Other current assets	712	940	(2,512)
Other assets	204	(1,030)	(410)
Accounts payable	(465)	608	(353)
Accrued liabilities	203	1,037	1,356
Deferred compensation	360	334	314

Net cash flows from (used by) operating activities	1,711	(5,572)	11,792

Cash flows from investing activities:
Capital expenditures	(3,361)	(3,331)	(1,365)
Cash surrender value of life insurance	(164)	(294)	(294)

Net cash flows from (used in) investing activities	(3,525)	(3,625)	(1,659)

Cash flows from financing activities:
Net borrowings (repayments) under the line-of-credit agreement	2,002	9,293	(10,233)
Transactions related to exercise of stock options, net	433	251	628
Transactions related to stock repurchase	—	(386)	(535)

Net cash flows from (used in) financing activities	2,435	9,158	(10,140)

Net increase (decrease) in cash	621	(39)	(7)
Cash at beginning of year	54	93	100

Cash at end of year	$675	$54	$93

Supplemental disclosure of cash flow information:

	2001	2000	1999
Cash paid during the year for:
Interest	$837	$757	$953
Income taxes	572	581	79

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Cobra Electronics Corporation

Three Years Ended December 31, 2001	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	(dollars in thousands)
Balance—January 1, 1999	$2,345	$20,799	$20,472	$(6,120)	$37,496
Net income	—	—	3,983	—	3,983
Treasury stock purchases	—	—	—	(535)	(535)
Transactions related to exercise of options, net	—	(498)	—	1,126	628

Balance—December 31, 1999	$2,345	$20,301	$24,455	$(5,529)	$41,572
Net income	—	—	7,189	—	7,189
Treasury stock purchases	—	—	—	(386)	(386)
Transactions related to exercise of options, net	—	(269)	—	520	251

Balance—December 31, 2000	$2,345	$20,032	$31,644	$(5,395)	$48,626
Net income	—	—	4,685	—	4,685
Transactions related to exercise of options, net	—	(361)	—	794	433
Tax benefit from stock options exercised	—	228	—	—	228

Balance—December 31, 2001	$2,345	$19,899	$36,329	$(4,601)	$53,972

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cobra Electronics Corporation

Three years ended December 31, 2001, 2000 and 1999

(1)   Summary of Significant Accounting Policies

Business—The Company designs and markets consumer electronics products, which it sells under the COBRA brand name principally in the United States, Canada and Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Thailand, Japan, Hong Kong and South Korea. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and, if necessary, other suppliers could be found. Production delays or a change in suppliers, however, could cause a delay in obtaining inventories and a possible loss of sales, which could adversely affect operating results.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period that are largely based on the current business conditions, including economic climate, revenue growth, sales returns rates and changes in certain working capital amounts. The Company believes its estimates and assumptions are reasonable. However, actual results and the timing of the recognition of such amounts could differ from those estimates.

Inventories—Inventories are recorded at the lower of cost, on a first-in, first-out basis, or market.

Depreciation—Depreciation of buildings, improvements, tooling and equipment is computed using the straight-line method and the following estimated useful lives:

Classification	Life
Buildings	30 years
Building improvements	20 years
Motor vehicles	3–5 years
Equipment	5–10 years
Tools, dies and molds	2 years

Long-Lived Assets—Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates an impairment, the carrying amount of such assets is reduced to estimated recoverable value.

Research, Engineering and Product Development Expenditures—Research, engineering and product development expenditures are expensed as incurred and amounted to $1,209,000 in 2001, $1,100,000 in 2000, and $900,000 in 1999.

Income Taxes—The Company provides for income taxes under the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recorded based on the expected tax effects of future taxable income or deductions resulting from differences in the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when necessary to reduce net deferred tax assets to the amount considered more likely than not to be realized.

Revenue Recognition—Revenue from the sale of goods is recognized at the time of shipment. Obligations for sales returns and allowances and product warranties are recognized at the time of sale on an accrual basis.

Reclassification—Certain previously reported amounts have been reclassified to conform to the current period presentation.

New Accounting Pronouncements—The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets. They require, among other things, elimination of the pooling of interests method of accounting, no amortization of acquired goodwill, separate identification of certain identifiable intangible assets, and a periodic assessment for impairment of all goodwill and intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has determined that SFAS No. 142 has no goodwill impact on its financial statements as no goodwill currently exists. The Company has also determined that SFAS No. 142 does not have a material impact on its financial statements when applied to intangible assets.

On August 16, 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for all fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long lived assets, including discontinued operations, and establishes a single accounting model for long lived assets to be disposed of by sale. The Company is evaluating both pronouncements to determine their impact on the Company’s financial statements.

Effective January 1, 2002, the Company will adopt EITF 00-14, Accounting for Certain Sales Incentives (“EITF 00-14”), which requires the Company to classify costs incurred as a result of offering sales incentives to retailers as a reduction of revenue instead of as a selling expense. The Company offers cash rebate programs both on a national basis and through individual programs with retailers which allow customers of these retailers who purchase the Company’s products to obtain cash rebates on their purchases. Additionally, other price related discounts are offered through individual programs with certain customers. The Company currently classifies certain of these costs as a reduction of revenue; however, for other programs the costs are classified as a selling expense. The Company is currently assessing the impact of EITF 00-14 on the presentation of its statement of income.

(2)  Income Taxes

The provision for income taxes on earnings for the years ended December 31, 2001, 2000 and 1999 consists of:

	2001	2000	1999
	(in thousands)
Current:
Federal	$719	$273	$318
State	432	—	—

	1,151	273	318
Deferred:
Federal	2,340	3,047	1,128
State	103	812	328

	2,443	3,859	1,456

Total	$3,594	$4,132	$1,774

Deferred tax assets (liabilities) by component at December 31, 2001 and 2000 were:

	2001	2000
	(in thousands)
Net operating loss carryforwards	$—	$1,411
Alternative minimum tax credit carryforwards	709	1,924
Tax lease income	(4,965)	(5,664)
Receivable reserves	385	348
Warranty reserves	1,633	1,934
Inventory reserves	721	622
Accrued promotion expenses	1,750	2,737
Sales related reserves	1,447	1,052
Compensation reserves	1,388	1,032
Other, net	208	323

Net deferred tax assets	$3,276	$5,719

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

At December 31, 2001, the Company has alternative minimum tax credit carryforwards to offset future income tax payments. The alternative minimum tax credit carryforwards, amounting to $709,000, do not expire.

The statutory federal income tax rate (34%) is reconciled to the effective income tax rates as follows: (in percentages)

Description	2001	2000	1999
Income taxes at statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	4.7	4.4	4.4
Non-deductible Cobra Electronics Europe Limited net loss	1.4	—	—
Permanent items	1.4	(1.9)	(7.6)
Other	1.9	—	—

Income tax expense	43.4%	36.5%	30.8%

(3)  Financing Arrangements

On January 31, 2002 the Company executed a new three-year revolving credit agreement for $55 million with three financial institutions. Borrowings and letters of credit issued under the agreement are secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. Loans outstanding under the agreement bear interest, at the Company’s option, at the prime rate less 25 basis points or at LIBOR plus 175 basis points.

Prior to the execution of the new credit agreement, the Company had a revolving credit agreement for $38 million. Borrowings and letters of credit were secured by substantially all of the assets of the Company. Loans outstanding under the agreement bore interest, at the Company’s option, at the prime rate or at LIBOR plus 200 basis points. The majority of outstanding borrowings at December 31, 2001 bear interest at 4.75%.

Maximum borrowings outstanding at any month end were $19.9 million and $17.3 million in 2001 and 2000, respectively. The maximum value of letters of credit outstanding at any month-end were $15.0 million and $22.0 million in 2001 and 2000, respectively. At December 31, 2001, the Company had approximately $15.9 million available under its unused credit line. Aggregate average borrowings outstanding were $15.2 million during 2001 and $10.0 million during 2000, with weighted average interest rates thereon of 5.2% and 8.3% during 2001 and 2000, respectively.

The credit agreement specifies that the Company may not pay cash dividends and contains certain financial and other covenants. As a result of the new credit agreement, the Company is able to classify the debt as long-term for financial reporting purposes as of December 31, 2001.

(4)  Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, short-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The contract value/fair value of the letters of credit at December 31, 2001 and 2000 was $6.8 million and $5.9 million, respectively. These letters of credit are only executed with major financial institutions, and full performance is anticipated.

(5)  Lease Transactions

The Company leases facilities and equipment under non-cancellable leases with remaining terms of one year or more. The terms of these agreements provide that the Company pay certain operating expenses.

Total minimum rental amounts committed in future years as of December 31, 2001 are as follows:

Operating Leases
(in thousands)
2002	$133
2003	67
2004	61
2005	59
2006	39
Thereafter	541

Total	$900

Total rental expense amounted to $284,000 in 2001, $208,000 in 2000 and $191,000 in 1999.

(6)  Shareholders’ Equity

Preferred Stock—Preferred stock is issuable from time to time in one or more series, each of which may have such voting powers, designations, preferences, relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue of such stock adopted by the Board of Directors. No preferred stock has been issued.

EARNINGS PER SHARE

	2001	2000	1999
Basic earnings per share:
Income available to common shareholders (thousands)	$4,685	$7,189	$3,983
Basic earnings per share:
Weighted-average shares outstanding	6,236,242	6,141,834	6,019,543

Basic earnings per share	$0.75	$1.17	$0.66

Diluted earnings per share:
Weighted-average shares outstanding	6,236,242	6,141,834	6,019,543
Dilutive shares issuable in connection with stock option plans	741,582	912,125	494,625
Less: shares purchasable with proceeds	(575,159)	(659,700)	(407,288)

Total	6,402,665	6,394,259	6,106,880

Diluted earnings per share	$0.73	$1.12	$0.65

Additionally, there were 166,423 anti-dilutive shares at December 31, 2001, 232,500 anti-dilutive shares at December 31, 2000, and 312,500 anti-dilutive shares at December 31, 1999.

Changes in shares of common stock for the years ended December 31, 2001, 2000, and 1999 were as follows:

	Common Stock	Treasury Stock
	(Shares in thousands)
Shares outstanding—January 1, 1999	6,066	973
Exercise of stock options	192	(192)
Purchase of treasury stock	(140)	140

Shares outstanding—December 31, 1999	6,118	921
Exercise of stock options	117	(117)
Purchase of treasury stock	(69)	69

Shares outstanding—December 31, 2000	6,166	873
Exercise of stock options	137	(137)
Purchase of treasury stock	—	—

Shares outstanding—December 31, 2001	6,303	736

(7)  Stock Option Plans

The Company has five Stock Option Plans—2000, 2000 Outside Directors Plan, 1998, 1997, 1995 (“the Plans”). Under the terms of the Plans, the consideration received by the Company upon exercise of the options may be paid in cash or by the surrender and delivery to the Company of shares of its common stock, or by a combination thereof. The optionee is credited with the fair market value of any stock surrendered and delivered as of the exercise date. Options become exercisable in annual 25% increments commencing twelve months after the date of grant.

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized as options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Had compensation cost been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires measuring compensation cost at the fair value of the options granted, the

Company’s net income and net income per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	2001	2000	1999
Net income: As reported	$4,685	$7,189	$3,983
Pro forma	4,423	6,925	3,439
Net income per common share:
Basic: As reported	$0.75	$1.17	$0.66
Pro forma	0.71	1.13	0.57
Diluted: As reported	$0.73	$1.12	$0.65
Pro forma	0.69	1.08	0.56

The fair value of each option, for each year, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividends; expected volatility ranging from 45 to 47 percent; risk-free interest rate ranging from 4.6 to 6.8 percent; and expected lives of 5 or 10 years.

A summary of certain provisions and amounts related to the Plans follows:

	2000 Plans	1998 Plans	1997 Plans	1995 Plans
Authorized, unissued shares originally available for grant	325,000	310,000	300,000	300,000
Shares granted	87,500	310,000	299,625	286,500
Shares available for grant at December 31, 2001	237,500	–0–	375	13,500
Options exercisable at December 31, 2001	3,125	177,500	231,250	74,125

A summary of the status of the Plans as of December 31, 2001, 2000 and 1999, and changes during the years ended on those dates is presented below:

	2001		2000		1999
Fixed Options	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price
Outstanding at beginning of year	840	$5.18	1,027	$4.58	1,124	$4.39
Granted	86	6.83	118	6.16	100	4.13
Exercised	(137)	3.17	(295)	3.55	(192)	3.36
Cancellations and Expirations	(14)	5.55	(10)	2.79	(5)	2.88

Outstanding at end of year	775	5.70	840	5.18	1,027	4.58
Options exercisable at year end	486		429		531
Weighted-average fair value of options granted during the year		$4.32		$2.96		$2.02

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable (000)	Weighted Average Exercise Price
Less than $3	51	$2.88	0.2	52	$2.88
$4.01 to $5.00	100	4.13	1.6	50	4.13
$5.01 to $6.00	313	5.63	1.2	266	5.63
$6.01 to $7.00	270	6.53	3.6	96	6.65
$7.01 to $8.00	30	8.00	1.2	22	8.00
$8.01 to $9.00	11	8.63	9.3	—	—

Total	775	$5.70	2.1	486	$5.49

(8)  Retirement Benefits

The only qualified retirement plan for employees is the Cobra Electronics Corporation Profit Sharing and 401(k) Incentive Savings Plan (the “Plan”). The Company may make a discretionary annual profit sharing contribution that is allocated among accounts of persons employed by the Company for more than one year, prorated based on the compensation paid to such persons during the year. Profit sharing expense for 2001, 2000 and 1999 was $229,000, $276,000 and $245,000, respectively. Company match 401(k) expense for 2001, 2000, and 1999 was $231,000, $154,000, and $111,000, respectively.

As of December 31, 2001 and 2000, deferred compensation of $3.3 million and $3.0 million, respectively, was recorded as a long-term liability. The current portion of the deferred compensation liability was included in accrued salaries and commissions, and amounted to $253,000 at December 31, 2001 and 2000. Deferred compensation obligations arise pursuant to outstanding key executive employment agreements, the majority of which relates to the former president and chief executive officer.

(9)  Commitments

At December 31, 2001 and 2000, the Company had outstanding inventory purchase orders with suppliers totaling approximately $23.9 million and $34.8 million, respectively. The decrease reflected higher inventories at December 31, 2001 coupled with lower projected first quarter 2002 net sales, versus the first quarter of 2001 when certain customers were holding special promotions.

(10)  Industry Segment Information

The Company operates in only one business segment—consumer electronics (see Note 1). The Company has a single sales department and distribution channel which provides all product lines to all customers. In 2001, sales to three customers totaled 14.0%, 12.1%, and 10.1% of consolidated net sales. For 2000, sales to two customers totaled 14.2% and 11.1% of consolidated net sales. In 1999, sales to one customer totaled 16.2% of consolidated net sales.

For 2001, approximately 67% of international sales were to customers in Canada and 12% were to customers in the United Kingdom. In 2000, sales to customers in Canada and the United Kingdom accounted for approximately 63% and 11% of international sales, respectively. For 1999, sales to customers in Canada and the United Kingdom accounted for approximately 43% and 38% of international sales, respectively. The Company does not believe that the loss of any one customer would have a material adverse effect on its results of operations or financial condition.

The tabular presentation below sets forth certain financial information regarding the Company’s net sales and long-lived assets by geographic area for the years ended December 31, 2001, 2000, and 1999 (In thousands).

	Year Ended December 31,
	2001	2000	1999
Net sales
Domestic	$141,221	$130,165	$113,793
Foreign	12,900	14,400	4,900
Long-lived assets
Domestic	$12,685	$12,266	$10,438
Foreign	2,095	1,677	1,024

(11)  Other Assets

Other assets at December 31, 2001 and 2000 included primarily the cash surrender value of officers’ life insurance policies. The cash value of officers’ life insurance policies is maintained to fund deferred compensation obligations (see Note 8).

(12)  Contingencies

The Company is subject to various unresolved legal actions which arise in the normal course of its business. None of these matters is expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters could result in a change in the Company’s estimate of its liability for these matters.

(13)  Stockholder Rights Plan

The Company maintains a Stockholder Rights Plan (the “Plan”) designed to deter coercive or unfair takeover tactics, to prevent a person or group from gaining control of the Company without fair value to all shareholders and to deter other abusive takeover tactics that are not in the best interest of shareholders. The Company has designated 120,000 of the 1 million authorized shares of the preferred stock as Series A Junior Participating preferred stock.

Under the terms of the Plan, each share of common stock is accompanied by one right; each right entitles the shareholder to purchase from the Company one one-hundredth of a newly issued share of Series A Junior Preferred Stock, par value $1 per share, of the Company at an exercise price of $35.

The rights become exercisable 10 days after a public announcement that an Acquiring Person (as defined in the Plan) has become the beneficial owner of 15% or more of the outstanding shares of the Company (the “Stock Acquisition Date”) or 10 business days after the commencement of a tender or exchange offer that would result in a person beneficially owning 15% or more of such shares. The Company can redeem the rights for $0.01 per right at any time until the earlier of 10 days following the Stock Acquisition Date or the final expiration of the rights. The rights will expire on November 5, 2011, unless redeemed earlier by the Company.

In the event that any person becomes an Acquiring Person, each right will entitle the holder thereof, upon payment of the current exercise price, to receive shares of common stock of the Company which, at the time of such person becoming an Acquiring Person, have a market value equal to two times the then current exercise price. If, after the public announcement has been made that any person has become an Acquiring Person, (i) the Company merges into or consolidates with another person (with limited exceptions), (ii) another person (with limited exceptions) merges into or consolidates with the Company and shares of common stock of the Company are converted into securities of another person, cash or property or (iii) the Company transfers 50% or more of its consolidated assets, cash flow or earning power to another person (with limited exceptions), each right will entitle the holder thereof to receive, upon payment of the current exercise price, the number of shares of common stock of the Acquiring Person (or of another person affiliated therewith) which, at the time of consummation of the transaction, have a market value equal to two times the then current exercise price.

Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31		June 30		September 30		December 31
	2001	2000	2001	2000	2001	2000	2001	2000
	(In thousands, except per share amounts)
Net sales	$30,633	$21,299	$35,232	$35,847	$36,269	$38,573	$51,987	$48,846
Cost of sales	22,166	15,163	25,901	25,880	26,046	27,702	36,929	35,038
Gross profit	8,467	6,136	9,331	9,967	10,223	10,871	15,058	13,808
Selling, general and administrative expense	6,830	5,156	7,232	6,746	7,766	7,435	10,666	8,624
Expenses for the terminated Lowrance acquisition	—	—	1,402	—	—	—	—	—
Operating income	1,637	980	697	3,221	2,457	3,436	4,392	5,184
Tax provision	450	391	233	1,037	858	1,213	2,053	1,491
Net income	722	628	374	1,658	1,375	1,949	2,214	2,954
Net income per share (a):
Basic	0.12	0.10	0.06	0.27	0.22	0.32	0.35	0.48
Diluted	0.11	0.10	0.06	0.26	0.22	0.30	0.35	0.46
Weighted average shares outstanding:
Basic	6,178	6,146	6,221	6,130	6,243	6,132	6,302	6,160
Diluted	6,440	6,364	6,490	6,383	6,383	6,443	6,408	6,384
Stock Price:
High	10.313	6.500	9.000	8.375	8.700	7.500	7.110	6.375
Low	5.000	3.875	6.000	4.687	4.950	5.500	5.200	4.500
End of Quarter	9.063	5.875	7.900	6.750	5.500	5.937	6.280	5.500
Trading Volume	2,225	2,153	1,898	2,323	1,568	1,714	1,259	1,506

(a)	The total quarterly income per share may not equal the annual amount because net income per share is calculated independently for each quarter.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Cobra Electronics Corporation
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Cobra Electronics Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule for the three years ended December 31, 2001, listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cobra Electronics Corporation and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DE	LOITTE & TOUCHE LLP

Chicago, Illinois
February 19, 2002

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information in response to this item will be set forth under “Proposal I—Election of Directors,” in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A, within 120 days after the close of the Company’s 2001 fiscal year, which information is hereby incorporated by reference. The information under “Section 16(a) Beneficial Ownership Reporting Compliance” included in the definitive proxy statement is hereby incorporated by reference.

The executive officers of the Company are as follows:

Name, Age and Present Position	Has Held Present Position Since	Prior Business Experience in Past Five Years
James Bazet, 54, President and Chief Executive Officer*	Jan. 1998	Executive Vice President and Chief Operating Officer, July 1997 to December 1997. President and Chief Executive Officer, Ryobi Motor Products Floor Care Division, 1995–1997.

Carl Korn, 80, Chairman*	Nov. 1961

Gerald M. Laures, 54, Vice President—Finance and Corporate Secretary*	Mar. 1994	Corporate Secretary, July 1989 to present.

Anthony Mirabelli, 60, Senior Vice President, Marketing and Sales	Feb. 1997	Vice President of Marketing, Uniden America Corporation, 1992–1997.

Michael Smith, 48, Senior Vice President and Chief Financial Officer	Jan. 2001	Managing Director—Corporate Finance, Mesirow Financial, Inc., 1997–2001. Managing Director, Buccino & Associates, 1989–1997.

*	Is also a director.

Item 11.  Executive Compensation

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the Company’s 2001 fiscal year, and such information, other than the information required by Item 402(k) (“Board Compensation Committee Report on Executive Compensation”) and Item 402(l) (“Performance Graph”) under Regulation S-K adopted by the Securities and Exchange Commission, is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the Company’s 2001 fiscal year, and such information is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the Company’s 2001 fiscal year, and such information is hereby incorporated by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

[a]	Index to Consolidated Financial Statements and Schedules

Description	Page or Schedule Number
1. Consolidated Statements of Income for the three years ended December 31, 2001	13
Consolidated Balance Sheets as of December 31, 2001 and 2000	14–15
Consolidated Statements of Cash Flows for the three years ended December 31, 2001	16
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2001.	17
Notes to Consolidated Financial Statements	18–25
Quarterly Financial Data	26
Independent Auditors’ Report	27

2. Schedule:

Valuation and Qualifying Accounts—For the three years ended December 31, 2001	31

All other financial schedules have been omitted because the required information is contained in the consolidated financial statements and notes thereto, or such information is not applicable.

3. Exhibits: See Index to Exhibits on pages 33 through 34.

[b] On October 25, 2001, the Company filed a current report on Form 8-K relating to the Company’s adoption of a stockholder rights plan.

Schedule II

COBRA ELECTRONICS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2001
(in thousands)

	Balance at beginning of period	Additions charged to expense	Deductions from reserves	Other, net	Balance at end of period
2001
Allowance for claims and doubtful accounts	$1,869	$1,124	$(474)[a]	$(1)	$2,518
Advertising barter credit valuation allowance	$3,164	$—	$—	$(3,164)[b]	$—
2000
Allowance for claims and doubtful accounts	$1,381	$916	$(441)[a]	$13	$1,869
Advertising barter credit valuation allowance	$3,179	$—	$—	$(15)	$3,164
1999
Allowance for claims and doubtful accounts	$985	$399	$(122)[a]	$119	$1,381
Advertising barter credit valuation allowance	$3,180	$—	$—	$(1)	$3,179

[a]	Uncollectible accounts written off.
[b]	Advertising barter agreement was not renewed by the Company, therefore the advertising barter credit valuation reserve was written off with the prepaid asset.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

/S/ MICHAEL SMITH
Michael Smith Senior Vice President and Chief Financial Officer

Dated: March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.

/S/ JAMES BAZET James Bazet	Director, President and Chief Executive Officer

/S/ CARL KORN Carl Korn	Director and Chairman of the Board

/S/ WILLIAM P. CARMICHAEL William P. Carmichael	Director

/S/ JAMES W. CHAMBERLAIN James W. Chamberlain	Director

/S/ GERALD M. LAURES Gerald M. Laures	Director, Vice President—Finance and Corporate Secretary (Principal Accounting Officer)

/S/ IAN R. MILLER Ian R. Miller	Director

/S/ HAROLD D. SCHWARTZ Harold D. Schwartz	Director

/S/ MICHAEL SMITH Michael Smith	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3(i)
Restated Certificate of Incorporation, as amended October 28, 1998—Filed as Exhibit No. 3(i) to the Registrant’s Form 10-K for the year ended December 31, 1998 (File No. 0-511), and hereby incorporated by reference.

3(ii)
Amended and Restated Bylaws, as amended October 28, 1998—Filed as Exhibit No. 3(ii) to the Registrant’s Form 10-K for the year ended December 31, 1998 (File No. 0-511), and hereby incorporated by reference.

3(iii) *	Certificate of Designation of Series A Junior Participating Preferred Stock of Cobra Electronics Corporation pursuant to Section 151 of the General Corporation Law of the State of Delaware.
4
Rights Agreement dated as of October 24, 2001 between Cobra and American Stock Transfer & Trust Company, as Rights Agent—Filed as Exhibit 4 of the Registrant’s Form 8-K dated October 25, 2001 (File No. 0-511), and hereby incorporated by reference.

10-1 #
1988 Key Employees Nonqualified and Incentive Stock Option Plan—Filed as Exhibit No. 10-8 to the Registrant’s Form 10-K for the year ended December 31, 1990 (File No. 0-511), and hereby incorporated by reference.

10-2 #
Deferred Compensation Plan dated as of December 23, 1992—Filed as Exhibit No. 10-19 to the Registrant’s Form 10-K for the year ended December 31, 1992 (File No. 0-511), and hereby incorporated by reference.

10-3 #
1995 Key Employees Nonqualified and Incentive Stock Option Plan—Filed as Exhibit No. 10-23 to the Registrant’s Form 10-K for the year ended December 31, 1995 (File No. 0-511), and hereby incorporated by reference.

10-4
Non-Exclusive License Agreement between Cobra Electronics Corporation and Yupiteru Industries Co., Ltd. dated as of May 21, 1996—Filed as Exhibit No. 10-27 to the Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-511), and hereby incorporated by reference.

10-5
Non-Exclusive License Agreement between Cobra Electronics Corporation and Sunkyong America, Inc. Dated as of May 1, 1996—Filed as Exhibit No. 10-28 to the Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-511), and hereby incorporated by reference.

10-6 #
Employment Agreement between Cobra Electronics Corporation and Anthony Mirabelli dated January 31, 1997—Filed as Exhibit No. 10-29 to the Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-511), and hereby incorporated by reference.

10-7
Termination of Safe Harbor Lease between Cobra Electronics Corporation and the Department of Transportation of Maryland dated as of November 15, 1996—Filed as Exhibit No. 10-30 to the Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-511), and hereby incorporated by reference.

10-8 #
Employment Agreement between Cobra Electronics Corporation and James R. Bazet dated May 11, 1999—Filed as Exhibit No. 10-16 to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 (File No. 0-511), and hereby incorporated by reference.

10-9
Loan and Security Agreement dated February 3, 1998, by and between the Registrant, LaSalle Business Credit, Inc. and LaSalle National Bank—Filed as Exhibit No. 10-35 to the Registrant’s Form 10-K for the year ended December 31, 1997 (File No. 0-511), and hereby incorporated by reference.

10-10
1998 Stock Option Plan, as amended—Filed as Exhibit 99.1 to the Registration Statement on Form S-8 of the Registrant dated September 16, 1998 (File No. 333-63501), and hereby incorporated by reference.

Exhibit Number	Description of Document
10-11 #
Cobra Electronics Corporation Executive Deferred Compensation Plan dated May 11, 1999—Filed as Exhibit No. 10-14 to the Registrant’s Form 10-K in the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10-12 #
Cobra Electronics Corporation Deferred Compensation Plan For Select Executives dated December 21, 1999—Filed as Exhibit No. 10-15 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10-13 #
Cobra Electronics Corporation Executive Retirement Trust dated May 11, 1999 between Cobra Electronics Corporation and Gerald Laures, as trustee, for the benefit of James Bazet dated May 11, 1999—Filed as Exhibit No. 10-16 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10-14 #
Employment Agreement addendum between Cobra Electronics Corporation and Anthony Mirabelli dated April 22, 1999—Filed as Exhibit No. 10-17 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000 (File No. 0-511), and hereby incorporated by reference.

10-15 #	2000 Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25, 2000 (File No. 333-42164), and hereby incorporated by reference.
10-16 #
2000 Outside Directors Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25, 2000 (File No. 333-42166), and hereby incorporated by reference.

10-17 #
Employment Agreement between Cobra Electronics Corporation and Michael Smith dated January 17, 2001—Filed as Exhibit No. 10-20 to the Registrant’s Form 10-K for the year ended December 31, 2000 (File No. 0-511), and hereby incorporated by reference.

10-18
Eighth Amendment to the Loan and Security Agreement dated as of February 3, 1998 among LaSalle Business Credit, Inc., as a lender and as collateral agent for the lenders, LaSalle Bank National Association, as a lender and as administrative agent for the lenders, and the Company—Filed as Exhibit No. 10-21 to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 (File No. 0-511), and hereby incorporated by reference.

10-19 *
Tenth Amendment to the Loan and Security Agreement dated as of February 3, 1998 among LaSalle Business Credit, Inc., as a lender and as collateral agent for the lenders, LaSalle Bank National Association, as a lender and as administrative agent for the lenders, and the Company.

10-20 *
Loan and Security Agreement dated January 31, 2002, by and among LaSalle Bank National Association as Agent, the Financial Institution from time to time a party hereto, as lenders, and Cobra Electronics Corporation as Borrower.

23 *	Consent of Deloitte & Touche LLP dated March 28, 2002.

*	Filed herewith.
#	Executive compensation plan or arrangement.