Form 10-Q
period 2002-03-31
COBRA ELECTRONICS CORP
filed 2002-05-15
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0–511

COBRA ELECTRONICS CORPORATION
(Exact name of Registrant as specified in its Charter)

DELAWARE	36–2479991
(State of incorporation)	(I.R.S. Employer Identification No.)

6500 WEST CORTLAND STREET CHICAGO, ILLINOIS	60707
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (773) 889–8870

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

YES    ☒        NO    ☐

Number of shares of Common Stock of Registrant outstanding at May 6, 2002: 6,348,677

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended
	(Unaudited)
	March 31, 2002	March 31, 2001
Net sales	$21,042	$30,008
Cost of sales	16,281	22,166

Gross profit	4,761	7,842
Selling, general and administrative expense	5,073	6,205

Operating income (loss)	(312)	1,637
Other income (expense):
Interest expense	(92)	(174)
Other income (expense), net	12	(291)

Income (loss) before taxes	(392)	1,172
Tax provision (benefit)	(156)	450

Net income (loss)	$(236)	$722

Net income (loss) per common share:
Basic	$(0.04)	$0.12
Diluted	$(0.04)	$0.11
Weighted average shares outstanding:
Basic	6,315	6,178
Diluted	6,460	6,440
Cash dividends	None	None

See notes to consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets
(dollars in thousands)
	As of March 31, 2002 (Unaudited)	As of December 31, 2001
ASSETS:
Current assets:
Cash	$640	$675
Receivables, less allowance or claims and doubtful accounts of $1,593 at March 31, 2002 and $2,518 at December 31, 2001	20,560	41,798
Inventories, primarily finished goods	22,934	22,190
Deferred income taxes	7,661	7,661
Other current assets	3,440	2,488

Total current assets	55,235	74,812

Property, plant and equipment at cost:
Land	330	330
Building and improvements	4,318	4,008
Tooling and equipment	18,813	17,966

	23,461	22,304
Accumulated depreciation	(15,624)	(14,843)

Net property, plant and equipment	7,837	7,461

Other assets:
Cash surrender value of officers’ life insurance policies	5,749	5,753
Other	1,419	1,566

Total other assets	7,168	7,319

Total assets	$70,240	$89,592

See notes to consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets
(dollars in thousands)
	As of March 31, 2002 (Unaudited)	As of December 31, 2001
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,346	$2,935
Accrued salaries and commissions	516	1,445
Accrued advertising and sales promotion costs	2,044	4,182
Accrued product warranty costs	2,407	2,721
Other accrued liabilities	230	1,246

Total current liabilities	8,543	12,529

Non-current liabilities:
Deferred compensation	3,445	3,328
Deferred income taxes	4,385	4,385
Long-term debt	20	15,378

Total non-current liabilities	7,850	23,091

Total liabilities	16,393	35,620

Shareholders’ equity:
Preferred stock, $1 par value, shares authorized—1,000,000; none issued	—	—
Common stock, $.33 1/3 par value,12,000,000 shares authorized; 7,039,100 issued for 2002 and 2001	2,345	2,345
Paid–in capital	19,745	19,899
Retained earnings	36,093	36,329

	58,183	58,573
Treasury stock, at cost (690,423 for 2002 and 736,048 for 2001)	(4,336)	(4,601)

Total shareholders’ equity	53,847	53,972

Total liabilities and shareholders’ equity	$70,240	$89,592

See notes to consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
	For the Three Months Ended
	(Unaudited)
	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Net income (loss)	$(236)	$722
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	799	579
Loss (gain) on cash surrender value of life insurance	8	280
Changes in assets and liabilities:
Receivables	21,238	6,261
Inventories	(744)	(3,552)
Other current assets	(971)	1,050
Other assets	48	(473)
Accounts payable	411	474
Accrued liabilities	(4,397)	(1,626)
Deferred compensation	117	95

Net cash flows from (used for) operating activities	16,273	3,810

Cash flows from investing activities:
Capital expenditures	(1,057)	(438)
Cash surrender value of life insurance	(4)	—

Net cash flows from (used in) investing activities	(1,061)	(438)

Cash flows from financing activities:
Net borrowings (repayments) under the line-of-credit agreement	(15,358)	(3,130)
Transactions related to exercise of common stock options, net	111	132

Net cash flows from (used in) financing activities	(15,247)	(2,998)

Net increase (decrease) in cash	(35)	374
Cash at beginning of period	675	54

Cash at end of period	$640	$428

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$55	$248
Taxes	600	500

See notes to consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of December 31, 2001 has been derived from the audited consolidated balance sheet as of that date. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10–K for the year ended December 31, 2001. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

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

Research, Engineering and Product Development Expenditures—Research, engineering and product development expenditures are expensed as incurred.

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

(2)    PURCHASE ORDERS AND COMMITMENTS

At March 31, 2002 and 2001, the Company had outstanding purchase orders with suppliers totaling approximately $36.1 million and $37.6 million, respectively.

(3)    EARNINGS PER SHARE

	For the Three Months Ended
	(Unaudited)
	March 31, 2002	March 31, 2001
Income:
Income (loss) available to common shareholders (thousands)	$(236)	$722
Basic earnings (loss) per share:
Weighted-average shares outstanding	6,315,053	6,177,930

Basic earnings (loss) per share	$(0.04)	$0.12

Diluted earnings (loss) per share:
Weighted-average shares outstanding	6,315,053	6,177,930
Dilutive shares issuable in connection with stock option plans	757,500	866,713
Less: shares purchasable with proceeds	(612,054)	(604,813)

Total	6,460,499	6,439,830

Diluted earnings (loss) per share	$(0.04)	$0.11

(4)    COMPREHENSIVE INCOME

The Company does not have any significant items of comprehensive income other than net income for the three month periods ending March 31, 2002 and 2001.

(5)    NEW ACCOUNTING PRONOUNCEMENTS

On August 16, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which is effective for all fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and associated asset retirement costs. On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long lived assets, including discontinued operations, and establishes a single accounting model for long lived assets to be disposed of by sale. The Company has determined that SFAS No. 143 and 144 have no material impact on its financial statements.

Effective January 1, 2002, the Company adopted EITF 00-14, Accounting for Certain Sales Incentives (“EITF 00-14”), which requires the Company to classify costs incurred as a result of offering sales incentives to retailers as a reduction of revenue instead of as a selling expense. The Company offers cash rebate programs both on a national basis and through individual programs with retailers, which allow customers of these retailers who purchase the Company’s products to obtain cash rebates on their purchases. Additionally, other price related discounts are offered through individual programs with certain customers. Due to the adoption of EITF 00-14, certain previously reported amounts have been reclassified to conform to the current period presentation. Approximately $625,000 was reclassified from selling expense to a reduction in sales for the first quarter 2001.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

First Quarter 2002 vs. First Quarter 2001:

For the first quarter ended March 31, 2002, the Company reported a net loss of $236,000, or $(0.04) per diluted share, compared to net income of $722,000, or $0.11 per diluted share, in the first quarter of 2001. The decrease in net income from 2001 resulted primarily from lower sales and gross margin as discussed below.

Sales for the first quarter of 2002 decreased to $21.0 million, from sales of $30.0 million in the first quarter of 2001. The drop in sales was due to lower domestic sales of Family Radio Service (“FRS”), which in 2001 benefited from sales to two large retailers that purchased significant quantities of product to support promotions. These promotions were undertaken earlier in the year than is typical in the FRS market. Offsetting a small amount of this decline in FRS sales was an increase in sales of General Mobile Radio Service (“GMRS”) radios, a growing segment in which Cobra is the market leader. GMRS radios have become a factor in the market place as consumers are demanding a greater operating range than conventional FRS radios provide.

Gross margin decreased in the current quarter to 22.6% from 26.1%, primarily as a result of lower pricing on sales of older models of Detection and FRS products, which were sold off prior to the introduction of new models planned for the second quarter of 2002.

Net selling, general and administrative expenses decreased $1.1 million in the first quarter of 2002 from the same period a year ago. The decrease in operating expenses was due to lower variable selling and fixed expenses. Variable selling expense decreased approximately $700,000, mainly as a result of the decrease in sales volume. The decline in fixed expense of approximately $430,000 resulted from a reduction in bad debt expense and lower advertising costs.

The $82,000 decline in interest expense resulted from lower average debt levels and lower average interest rates. The reduction in debt levels was driven by the decrease in accounts receivable. The decrease in other expense was due to a reduction of the net loss on investments for the cash surrender value of life insurance policies, and an increase in vendor royalty income.

For the first quarter of 2002, the Company had an income tax benefit of $156,000 compared to a $450,000 tax provision for the prior year’s quarter. The effective tax rate was 39.8% for the first quarter of 2002, and 38.4% for the year ago quarter.

LIQUIDITY AND CAPITAL RESOURCES

On January 31, 2002, the Company executed a new three-year revolving credit agreement for $55 million with three financial institutions. Borrowings and letters of credit issued under the agreement are secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. Loans outstanding under the agreement bear interest, at the Company’s option, at the prime rate less 25 basis points or at LIBOR plus 175 basis points. The credit agreement specifies that the Company may not pay cash dividends and contains certain financial and other covenants. At March 31, 2002, the amount available to draw on by the Company, under borrowing base limitations, was approximately $24.2 million.

Prior to the execution of the new credit agreement, the Company had a revolving credit agreement for $38 million. Borrowings and letters of credit were secured by substantially all of the assets of the Company. Loans outstanding under the agreement bore interest, at the Company’s option, at the prime rate or at LIBOR plus 200 basis points.

Operating activities generated cash of $16.3 million during the first quarter of 2002 compared to $3.8 million during the first quarter of 2001, due to a decrease in accounts receivable, which was partially offset by a decrease in accrued liabilities. The lower accounts receivable reflected collections, principally from record fourth quarter 2001 sales, and lower sales volume in the current quarter. Accrued liabilities decreased due to lower required accruals for commissions, sales promotion costs and product warranty, reflecting cash payouts from 2001 and lower sales volume in the current quarter. Investing activities required cash of $1.1 million in 2002, principally for the purchase of tooling. Financing activities used cash of $15.2 million during the first quarter, reflecting the pay down of long-term debt.

In late August 1998, the Company’s Board of Directors authorized a program to repurchase up to $1 million of the Company’s common shares. On May 17, 1999, the Company announced that a second repurchase program had been approved to acquire up to an additional $1 million of common stock. During the first quarter of 2002, the Company did not repurchase any of its common shares. Through March 31, 2002, the Company has repurchased 387,900 of its common shares at a total cost of approximately $1.6 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is limited principally to the line of credit available to the Company. The Company currently has a balance of $20,000 outstanding at March 31, 2002. The line of credit, when drawn on, is priced at interest rates that float with the market, which therefore minimizes interest rate exposure. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximately $100 increase or decrease in interest expense and cash flows. The Company does not use derivative financial or commodity instruments for trading or other purposes but will evaluate regularly the need to do so for its European business, where it has euro-based transactions.

The Company’s suppliers are located in foreign countries, principally in Asia, and the Company made approximately 8.0% of its sales outside the United States, principally in Europe and Canada, in the first quarter of 2002. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in U.S. dollars, except for some of the billings of its European business, which are conducted in euros.

Forward-Looking Statements

This Management’s Discussion and Analysis contains statements, which are not historical facts and are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of the terms: “expects,” “intends,” “may impact,” “plans,” “should,” “anticipates” or similar terms. These forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from expected results. These risks and uncertainties include, but are not limited to, the following: business conditions and growth of markets in which the Company competes, including changes in economic conditions in the geographic areas where the Company’s operations exist or products are sold; timing, start-up and customer acceptance of newly designed products; competitive factors, such as price competition and new product introductions; significant loss of business from a major national retailer; the cost and availability of raw materials and purchased components; the impact of business acquisitions or dispositions; the costs of complying with governmental regulations; level of share repurchases; litigation and other risk factors.

PART II

OTHER INFORMATION

Items 1, 2, 3, 4 and 5

Not Applicable.

Item 6.  Exhibits and Reports on Form 8–K

During the three months ended March 31, 2002, the Company filed no Reports on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CO	BRA ELECTRONICS CORPORATION

/S/ MICHAEL SMITH
By ________________________________________
Michael Smith
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Dated: May 15, 2002