Form 10-Q
period 2002-06-30
COBRA ELECTRONICS CORP
filed 2002-08-14
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-511

COBRA ELECTRONICS CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware (State of incorporation)	36-2479991 (I.R.S. Employer Identification No.)

6500 West Cortland Street Chicago, Illinois (Address of principal executive offices)	60707 (Zip Code)

Registrant’s telephone number, including area code: (773) 889-8870

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.33 1/3 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares of Common Stock of Registrant outstanding at July 30, 2002: 6,419,777

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

Cobra Electronics Corporation and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share amounts)

	For the Three Months Ended (Unaudited)		For the Six Months Ended (Unaudited)
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net sales	$36,264	$34,488	$57,306	$64,496
Cost of sales	27,040	25,901	43,321	48,067

Gross profit	9,224	8,587	13,985	16,429
Selling, general and administrative expenses	8,098	6,488	13,172	12,693
Expenses for the terminated acquisition of Lowrance	—	1,402	—	1,402

Operating income	1,126	697	813	2,334
Other income (expense):
Interest expense	(48)	(199)	(140)	(373)
Other, net	35	109	47	(182)

Income before taxes	1,113	607	720	1,779
Tax provision	492	233	335	683

Net income	$621	$374	$385	$1,096

Net income per common share:
Basic	$0.10	$0.06	$0.06	$0.18
Diluted	$0.09	$0.06	$0.06	$0.17
Weighted average shares outstanding:
Basic	6,349	6,221	6,332	6,200
Diluted	6,570	6,490	6,517	6,439
Cash dividends	None	None	None	None

See notes to consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	As of June 30, 2002 (Unaudited)	As of December 31, 2001 (Unaudited)
ASSETS:
Current assets:
Cash	$995	$675
Receivables, less allowance for claims and doubtful accounts of $1,644 at June 30, 2002, and $2,518 at December 31, 2001	28,506	41,798
Inventories, primarily finished goods	21,457	22,190
Deferred income taxes	7,661	7,661
Other current assets	3,299	2,488

Total current assets	61,918	74,812

Property, plant and equipment, at cost:
Land	330	330
Building and improvements	4,499	4,008
Tooling and equipment	19,171	17,966

	24,000	22,304
Accumulated depreciation	(16,178)	(14,843)

Net property, plant and equipment	7,822	7,461

Other assets:
Cash surrender value of officers’ life insurance policies	5,921	5,753
Other	1,800	1,566

Total other assets	7,721	7,319

Total assets	$77,461	$89,592

See notes to consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	As of June 30, 2002 (Unaudited)	As of December 31, 2001 (Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$6,152	$2,935
Accrued salaries and commissions	855	1,445
Accrued advertising and sales promotion costs	1,512	4,182
Accrued product warranty costs	2,064	2,721
Other accrued liabilities	538	1,246

Total current liabilities	11,121	12,529

Non-current liabilities:
Deferred compensation	3,588	3,328
Deferred income taxes	4,385	4,385
Long-term debt	3,933	15,378

Total non-current liabilities	11,906	23,091

Total liabilities	23,027	35,620

Shareholders’ equity:
Preferred stock, $1 par value, shares authorized-1,000,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized; 7,039,100 issued for 2002 and 2001	2,345	2,345
Paid-in capital	19,745	19,899
Retained earnings	36,714	36,329
Accumulated comprehensive loss	(34)	—
Treasury stock, at cost (690,423 shares for 2002 and 736,048 shares for 2001)	(4,336)	(4,601)

Total shareholders’ equity	54,434	53,972

Total liabilities and shareholders’ equity	$77,461	$89,592

See notes to consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Six Months Ended (Unaudited)
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net income	$385	$1,096
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,446	1,176
Loss on cash surrender value (CSV) of life insurance	123	162
Changes in assets and liabilities:
Receivables	13,310	10,963
Inventories	733	(8,508)
Other current assets	(838)	268
Other assets	(412)	628
Accounts payable	3,217	646
Deferred compensation	260	190
Accrued liabilities	(4,677)	(2,212)

Net cash flows from operating activities	13,547	4,409

Cash flows from investing activities:
Capital expenditures	(1,602)	(1,099)
CSV life insurance premiums	(291)	(127)

Net cash flows from (used in) investing activities	(1,893)	(1,226)

Cash flows from financing activities:
Net borrowings (repayments) under the line-of-credit agreement	(11,445)	(3,388)
Transactions related to exercise of common stock options, net	111	176

Net cash flows from (used in) financing activities	(11,334)	(3,212)

Net increase (decrease) in cash	320	(29)
Cash at beginning of period	675	54

Cash at end of period	$995	$25

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$162	$440
Taxes	$600	$550

See notes to consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the three month and six month periods ended June 30, 2002 and 2001
(Unaudited)

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of December 31, 2001 has been derived from the audited consolidated balance sheet as of that date. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

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

Reclassification—Certain previously reported amounts have been reclassified to conform to the current period presentation. Effective January 1, 2002, the Company adopted EITF 00-14, Accounting for Certain Sales Incentives (“EITF 00-14”), which requires the Company to classify costs incurred as a result of offering sales incentives to retailers as a reduction of revenue instead of as a selling expense. The Company offers cash rebate programs both on a national basis and through individual programs with retailers, which allow customers of these retailers who purchase the Company’s products to obtain cash rebates on their purchases. Additionally, other price related discounts are offered through individual programs with certain customers. Due to the adoption of EITF 00-14, certain previously reported amounts have been reclassified to conform to the current period presentation. Approximately $744,000 for the three months ended June 30, 2001 and $1,369,000 for the six months ended June 30, 2001 was reclassified from selling expense to a reduction in sales. Approximately $365,000 for the three months ended June 30, 2002 and $589,000 for the six months ended June 30, 2002 have been included as a reduction in sales in the consolidated income statement.

(2) PURCHASE ORDERS AND COMMITMENTS

At June 30, 2002 and 2001, the Company had outstanding purchase orders with suppliers totaling approximately $40.2 million and $26.5 million, respectively. The increase resulted from lower inventory levels at June 30, 2002 and higher projected sales for the second half of 2002.

(3) EARNINGS PER SHARE

	For the Three Months Ended (Unaudited)		For the Six Months Ended (Unaudited)
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Income:
Income available to common shareholders (thousands)	$621	$374	$385	$1,096
Basic earnings per share:
Weighted-average shares outstanding	6,348,677	6,221,024	6,331,958	6,199,596

Basic earnings per share	$0.10	$0.06	$0.06	$0.18

Diluted earnings per share:
Weighted-average shares outstanding	6,348,677	6,221,024	6,331,958	6,199,596
Dilutive shares issuable in connection with stock option plans	803,500	817,832	761,000	817,832
Less: shares purchasable with proceeds	(582,479)	(549,165)	(576,158)	(578,453)

Total	6,569,698	6,489,691	6,516,800	6,438,975

Diluted earnings per share	$0.09	$0.06	$0.06	$0.17

(4) COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) for the three months and six months ended June 30, 2002 and June 30, 2001 was as follows (in thousands):

	For the Three Months Ended (Unaudited)		For the Six Months Ended (Unaudited)
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net income	$621	$374	$385	$1,096
Foreign currency translation adjustments (no tax effect)	18	—	18	—
Unrealized loss on derivatives, net of tax	(52)	—	(52)	—

Other comprehensive loss, net of tax	(34)	—	(34)	—

Total comprehensive income	$587	$374	$351	$1,096

(5) NEW ACCOUNTING PRONOUNCEMENTS

On August 16, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which is effective for all fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. The Company has determined that SFAS No. 143 and SFAS No. 144 have no material impact on its financial statements.

(6) FINANCIAL INSTRUMENTS

The Company operates globally with various manufacturing and distribution facilities and product sourcing locations around the world. The Company may reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through derivative financial instruments. The Company currently does not use derivative financial instruments for trading or speculative purposes. The Company regularly monitors foreign exchange exposures and ensures hedge contract amounts do not exceed the amounts of the underlying exposures.

The Company’s current hedging activity is limited to foreign currency purchases. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be affected adversely by changes in exchange rates. The Company hedges these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the instruments are carried at fair value in the Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the three months and six months ended June 30, 2002.

To manage foreign currency risk, as of June 30, 2002, the Company had entered into forward exchange agreements with a notional value of $1.2 million that will mature within 194 days. These contracts include sales of euros and the purchase of U.S. dollars at an average exchange rate of .9366 . The fair value of these contracts at June 30, 2002 is not significant. As of June 30, 2002, the Company had $3.9 million outstanding of interest bearing debt. The debt is priced at interest rates that float with the market, which therefore minimizes interest rate exposure. The fair value approximates the carrying value of these debt instruments. The Company currently has not hedged the interest rate risk on any of its outstanding borrowings.

(7) RETIREMENT BENEFITS

The Company implemented a defined contribution DEFERRED COMPENSATION PLAN for select executives in the second quarter of 2002. The amount of the liability at June 30, 2002 was $25,000 and has been included in “Deferred Compensation” in the consolidated balance sheet.

(8) INTANGIBLE ASSETS

Intangible Assets at June 30, 2002 and December 31, 2001 consisted of the following (in thousands):

	June 30, 2002 (Unaudited)	December 31, 2001 (Unaudited)
Software	$1,499	$1,465
Less accumulated amortization	(1,171)	(1,028)

	328	437

Trademarks	854	854
Less accumulated amortization	(213)	(192)

	641	662

Patents and Technology License Fee	854	387
Less accumulated amortization	(106)	(94)

	748	293

Total	$1,717	$1,392

Intangible assets are included in “Other Assets” in the Consolidated Balance Sheet. These assets are amortized over a period ranging from 3 years to 20 years. Total amortization expense for the three months and six months ended June 30, 2002 was $79,000 and $178,000, respectively and for the three months and six months ended June 30, 2001 was $106,000 and $182,000, respectively.

(9) SUBSEQUENT EVENTS

On July 17, 2002, James R. Bazet, President and Chief Executive Officer of the Company, borrowed $399,938 from the Company pursuant to a full recourse term promissory note. The proceeds of the loan were used by Mr. Bazet to exercise Incentive Stock Options for 71,100 shares of common stock. The loan accrues interest at the prime rate. The entire principal indebtedness, together with all accrued and unpaid interest, will be due and payable on July 18, 2006. Interest will be payable on July 18 in each year, commencing on July 18, 2003.

On July 19, 2002, the Federal Communications Commission (“FCC”) issued new rules limiting the emissions of radar detectors in the frequency band used by VSAT satellite communications providers. The effect of these new FCC rules would prohibit the manufacture and import of non-compliant radar detectors by August 28, 2002 and the sale of these non-compliant radar detectors by September 27, 2002. The radar detector industry, including Cobra, has filed with the FCC a joint motion to stay the effective date of these new rules as well as a petition to reconsider the effective date of the rules. Radar detector industry representatives are currently engaged in discussions with the FCC regarding a delay in the effective date of the rules. Although there is no assurance that the FCC will approve a delay in the effective date of the prohibition on sale of non-compliant radar detectors, the Company believes that, as a result of these discussions, non-compliant radar detectors may be permitted to be sold beyond September 27, 2002.

All of Cobra’s current line of radar detectors are compliant with the FCC’s new rules. However, Cobra’s now discontinued 6 Band™ and 9 Band™ radar detectors that remain in the inventory of Cobra or its customers would not be permitted to be sold on or after September 27, 2002, should the ruling stand as issued. Radar detectors currently in use by consumers are not affected by this ruling.

The Company is unable to estimate the financial impact of the FCC’s new rules at this time. The financial impact will depend on the amount of non-compliant radar detectors that remain in the Company’s inventory after the FCC prohibition takes effect and the cost of customer programs, if any, initiated by Cobra relating to the non-compliant radar detectors. Cobra expects that its customers will continue to sell Cobra’s 6 Band™ and 9 Band™ radar detectors until the prohibition takes effect. To the extent that the radar detector industry is successful in causing the effective date of the prohibition to be extended beyond September 27, 2002, any financial impact on Cobra may be reduced or eliminated.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Second Quarter 2002 vs. Second Quarter 2001

For the second quarter ended June 30, 2002, net income was $621,000, or $0.09 per diluted share. In the second quarter ended June 30, 2001, a period that included approximately $800,000 of non-recurring expenses on an after-tax basis for the terminated acquisition of Lowrance Electronics, Inc. (“Lowrance”), net income was $374,000 or $0.06 per diluted share. The decrease in net income, after excluding the Lowrance expenses from the second quarter of 2001, was primarily due to higher operating expenses.

Net sales for the second quarter of 2002 increased 5.1% to $36.3 million from sales of $34.5 million in the second quarter of 2001. The increase was driven primarily by strong sales of General Mobile Radio Service (“GMRS”)/Family Radio Service (“FRS”) radios. Sales in Canada also increased significantly from the second quarter of 2001 as Cobra solidified its number one position in the Canadian FRS market. Partially offsetting the increases in GMRS/FRS and Canada sales were lower sales of Citizens Band radios and radar detectors. Sales of Citizens Band radios continued to be negatively impacted by higher fuel prices, which have reduced the discretionary income of professional drivers, as well as by the soft economy. Lower sales of radar detectors reflected the effects of the softness in the economy as well as limited availability of certain new 10 Band™ models.

Gross margins increased in the current quarter to 25.4% from 24.9%, primarily due to the higher price points and margins in the GMRS/FRS category as consumers migrate to newer technology. However, gross margins continued to be adversely impacted by sales of older radar detector and two-way radio models for which pricing and other incentives were necessary to make room for new products.

Selling, general and administrative expense, excluding the expenses for the terminated acquisition of Lowrance in the second quarter of 2001, increased $1.6 million in the second quarter of 2002. The overall increase primarily reflected higher sales and higher variable selling expenses. As a percentage of net sales, variable selling expenses, excluding Lowrance expenses, increased from 18.8% to 22.3%. The increase primarily represented additional programs given to customers on older radar detector and two-way radio models in order to make room for new products and additional programs to increase the sell-through of Citizens Band radios.

Interest expense for the quarter ended June 30, 2002 decreased $151,000 compared to the prior year’s second quarter, reflecting lower average debt levels and interest rates.

Other income was $74,000 lower primarily due to losses incurred on investments for the cash surrender value of life insurance policies in the second quarter of 2002 compared to income on these investments in the year ago quarter.

For the second quarter of 2002, the Company’s effective tax rate was 44.2% compared to a 38.4% effective tax rate in the second quarter of 2001. The rate differential represented a substantially lower tax benefit rate for Cobra Electronics Europe Ltd. losses and estimated increases for permanent difference items.

Six months ended June 30, 2002 vs. Six months ended June 30, 2001

For the six months ended June 30, 2002, net income was $385,000, or $0.06 per diluted share. For the six months ended June 30, 2001, net income was $1.1 million, or $0.17 per diluted share, which included a charge of approximately $800,000 on an after-tax basis for nonrecurring expenses for the terminated acquisition of Lowrance. The decrease in net income for the six months ended June 30, 2002 was primarily due to lower sales volume and a lower gross margin, particularly in the first quarter of 2002 versus 2001.

Net sales for the six months ended June 30, 2002 decreased 11.1% to $57.3 million from sales of $64.5 million for the same period of 2001. The drop in sales was primarily due to lower domestic sales of FRS/GMRS radios, which in the first quarter of 2001 benefited from sales to two large retailers that purchased significant quantities of product to support promotions. These promotions were undertaken earlier in the year than is typical in the FRS/GMRS market.

Gross margins decreased during the period to 24.4% from 25.5%, primarily as a result of sales of older radar detector and two-way radio models for which pricing and other incentives were provided to increase sell-through and make room for new products.

Selling, general and administrative expense, excluding the expenses for the terminated acquisition of Lowrance, increased $479,000, or 3.3 percentage points of net sales (19.7% to 23.0%), in the six months ended June 30, 2002 from the same period of 2001. The overall increase reflected additional variable selling expenses, partially offset by lower bad debt expense. The increase in variable selling expenses represented additional programs given to customers on older radar detector and two-way radio models in order to make room for new products and additional programs to increase the sell-through of Citizens Band radios. The lower bad debt expense resulted from the Company’s increased use of credit insurance.

Interest expense for the period decreased $233,000 compared to the prior year, primarily due to lower average debt levels, which were driven by lower accounts receivable and inventory for the majority of the period, as well as lower interest rates.

For the six months ended June 30, 2002, the Company’s effective tax rate was 46.5% compared to a 38.4% effective tax rate in the six months ended June 30, 2001. The rate differential represented a substantially lower tax benefit rate for Cobra Electronics Europe Ltd. losses and estimated increases for permanent difference items.

On July 19, 2002, the Federal Communications Commission (“FCC”) issued new rules that prohibit the sale of Cobra’s now discontinued 6 Band™ and 9 Band™ radar detectors after the effective date of the prohibition. Please refer to Item 5 - Other Information in Part II of this report for additional information relating to the new FCC rules which is incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated cash of approximately $13.5 million during the six months ended June 30, 2002, primarily due to a decrease in accounts receivable and an increase in accounts payable, partially offset by a decrease in accrued liabilities. Accounts receivable decreased by $13.3 million due to collections of significantly higher fourth quarter 2001 sales as compared to the second quarter of 2002. Accounts payable increased $3.2 million due to significant inventory purchases at quarter-end. Accrued liabilities decreased because payments, related to awards earned in 2001 under the Company’s incentive bonus and profit sharing programs, were made in the first quarter of 2002, and as a result of lower required customer advertising and warranty reserves due to the lower sales in the period. The $11.4 million decrease in debt primarily reflected lower accounts receivable. At June 30, 2002, the Company had approximately $23.8 million of remaining credit available.

In August 1998, the Company’s Board of Directors authorized a program to repurchase up to $1 million of the Company’s common shares. On May 17, 1999, the Company announced that a second repurchase program had been approved to acquire up to an additional $1 million of common stock. During the first half of 2002, the Company did not repurchase any of its common shares. Since the program’s inception through June 30, 2002, the Company has repurchased 387,900 of its common shares at a total cost of approximately $1.6 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the $3.9 million of debt outstanding at June 30, 2002. The debt is priced at interest rates that float with the market, which therefore minimizes interest rate exposure. A 50 basis point movement in the interest rate on the floating rate debt would result in an approximately $20,000 increase or decrease in interest expense and cash flows.

The Company’s suppliers are located in foreign countries, principally in Asia. The Company made approximately 9.2% of its sales outside the United States, principally in Europe and Canada, in the first half of 2002. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in US dollars, except for some of the billings of its European business, which are conducted in euros. The Company does not use derivative financial or commodity instruments for trading, however, forward contracts are used for hedging some euro denominated transactions for its European business. Please refer to note 6 in the financial statements.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, liquidity, plans for acquisitions or sales of assets or businesses, plans relating to products or services, assessments of materiality, expansion into international markets, growth trends in the consumer electronics business, technological and market developments in the consumer electronics business, the availability of new consumer electronics products and predictions of future events, as well as assumptions relating to these statements. In addition, when used in this report, the words “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report or in other Company filings, press releases, or otherwise. Factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas:

•	global economic and market conditions, including continuation of or changes in the current economic downturn;

•
our ability to introduce new products to meet consumer needs, including timely introductions as new consumer technologies are introduced, and customer and consumer acceptance of our new product introductions;

•	pressure for the Company to reduce prices for older products as newer technologies are introduced;

•	significant competition in the consumer electronics business, including introduction of new products and changes in pricing;

•	factors related to foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns and effects of fluctuation in exchange rates);

•	our ability to maintain adequate financing, to bear the interest cost of such financing and to remain in compliance with financing covenants;

•	changes in law; and

•	other risk factors which may be detailed from time to time in the Company’s Securities and Exchange Commission filings.

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which speak only as of the date set forth on the signature page hereto. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

PART II
OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

a) The 2001 Annual Meeting of Shareholders was held on May 14, 2002.

b); c)

The following persons were elected Directors of the Company to serve until the annual meeting of the term specified below:

Name	Class	Votes for	Votes withheld	Term
James R. Bazet	I	5,639,379	354,288	2005
Harold D. Schwartz	I	5,962,309	31,358	2005

The Class II Director continuing in office until the 2003 Annual Meeting of Shareholders is James W. Chamberlain. Gerald Laures, a Class II Director, resigned on May 14, 2002 and Henry Chiarelli was then elected a Class II Director continuing in office until the 2003 Annual Meeting of Shareholders. The Class III Directors continuing in office until the 2004 Annual Meeting of Shareholders are Ian R. Miller, William P. Carmichael, and Carl Korn.

d) Not applicable

Item 5.    Other Information

On July 19, 2002, the Federal Communications Commission (“FCC”) issued new rules limiting the emissions of radar detectors in the frequency band used by VSAT satellite communications providers. The effect of these new FCC rules would prohibit the manufacture and import of non-compliant radar detectors by August 28, 2002 and the sale of these non-compliant radar detectors by September 27, 2002. The radar detector industry, including Cobra, has filed with the FCC a joint motion to stay the effective date of these new rules as well as a petition to reconsider the effective date of the rules. Radar detector industry representatives are currently engaged in discussions with the FCC regarding a delay in the effective date of the rules. Although there is no assurance that the FCC will approve a delay in the effective date of the prohibition on sale of non-compliant radar detectors, the Company believes that, as a result of these discussions, non-compliant radar detectors may be permitted to be sold beyond September 27, 2002.

All of Cobra’s current line of radar detectors are compliant with the FCC’s new rules. However, Cobra’s now discontinued 6 Band™ and 9 Band™ radar detectors that remain in the inventory of Cobra or its customers would not be permitted to be sold on or after September 27, 2002, should the ruling stand as issued. Radar detectors currently in use by consumers are not affected by this ruling.

The Company is unable to estimate the financial impact of the FCC’s new rules at this time. The financial impact will depend on the amount of non-compliant radar detectors that remain in the Company’s inventory after the FCC prohibition takes effect and the cost of customer programs, if any, initiated by Cobra relating to the non-compliant radar detectors. Cobra expects that its customers will continue to sell Cobra’s 6 Band™ and 9 Band™ radar detectors until the prohibition takes effect. To the extent that the radar detector industry is successful in causing the effective date of the prohibition to be extended beyond September 27, 2002, any financial impact on Cobra may be reduced or eliminated.

Item 6.    Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit 10-21 Term Loan Promissory Note between James R. Bazet and Cobra Electronics Corporation dated July 17, 2002.

Exhibit 10-22 Cobra Electronics Corporation 2002 Deferred Compensation Plan for Select Executives.

Exhibit 99-1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99-2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

During the quarter ended June 30, 2002, the Company filed no Reports on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By:	/s/ Michael Smith
Michael Smith Senior Vice President and Chief Financial Officer

Dated: August 14, 2002

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10-21	Term Loan Promissory Note between James R. Bazet and Cobra Electronics Corporation dated July 17, 2002.

10-22	Cobra Electronics Corporation 2002 Deferred Compensation Plan for Select Executives.

99-1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99-2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.