Form 10-Q
period 2002-09-30
COBRA ELECTRONICS CORP
filed 2002-11-15
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒  NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐   NO   ☒

Number of shares of Common Stock of Registrant outstanding at November 8, 2002: 6,419,777

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share amounts)

	For the Three Months Ended (Unaudited)		For the Nine Months Ended (Unaudited)
	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001
Net sales	$35,924	$35,051	$93,231	$99,547
Cost of sales	27,528	26,046	70,851	74,113

Gross profit	8,396	9,005	22,380	25,434
Selling, general and administrative expenses	7,729	6,548	20,900	19,241
Expenses for the terminated acquisition of Lowrance	—	—	—	1,402

Operating income	667	2,457	1,480	4,791
Other income (expense):
Interest expense	(43)	(201)	(183)	(574)
Other, net	(70)	(23)	(23)	(205)

Income before taxes	554	2,233	1,274	4,012
Tax provision	216	858	551	1,541

Net income	$338	$1,375	$723	$2,471

Net income per common share:
Basic	$0.05	$0.22	$0.11	$0.40
Diluted	$0.05	$0.22	$0.11	$0.39
Weighted average shares outstanding:
Basic	6,407	6,243	6,357	6,214
Diluted	6,553	6,383	6,515	6,401
Cash dividends	None	None	None	None

See notes to consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	As of Sept 30, 2002 (Unaudited)	As of December 31, 2001 (Unaudited)

ASSETS:
Current assets:
Cash	$1,555	$675
Receivables, less allowance for claims and doubtful accounts of $1,298 at Sept 30, 2002, and $2,518 at December 31, 2001	25,302	41,798
Inventories, primarily finished goods	23,962	22,190
Deferred income taxes	7,661	7,661
Other current assets	3,301	2,488

Total current assets	61,781	74,812

Property, plant and equipment, at cost:
Land	330	330
Building and improvements	4,499	4,008
Tooling and equipment	19,558	17,966

	24,387	22,304
Accumulated depreciation	(16,704)	(14,843)

Net property, plant and equipment	7,683	7,461

Other assets:
Cash surrender value of officers’ life insurance policies	5,893	5,753
Other	1,633	1,566

Total other assets	7,526	7,319

Total assets	$76,990	$89,592

See notes to consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	As of Sept 30, 2002 (Unaudited)	As of December 31, 2001 (Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$4,782	$2,935
Accrued salaries and commissions	718	1,445
Accrued advertising and sales promotion costs	1,343	4,182
Accrued product warranty costs	2,150	2,721
Other accrued liabilities	728	1,246

Total current liabilities	9,721	12,529

Non-current liabilities:
Deferred compensation	3,773	3,328
Deferred income taxes	4,385	4,385
Long-term debt	3,918	15,378

Total non-current liabilities	12,076	23,091

Total liabilities	21,797	35,620

Shareholders’ equity:
Preferred stock, $1 par value, shares authorized—1,000,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized; 7,039,100 issued for 2002 and 2001	2,345	2,345
Paid-in capital	19,730	19,899
Retained earnings	37,052	36,329
Accumulated comprehensive loss	(12)	—
Treasury stock, at cost (619,323 shares for 2002 and 736,048 shares for 2001)	(3,922)	(4,601)

Total shareholders’ equity	55,193	53,972

Total liabilities and shareholders’ equity	$76,990	$89,592

See notes to consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Nine Months Ended (Unaudited)
	Sept 30, 2002	Sept 30, 2001
Cash flows from operating activities:
Net income	$723	$2,471
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	2,084	1,716
Loss on cash surrender value (CSV) of life insurance	151	163
Changes in assets and liabilities:
Receivables	16,496	6,212
Inventories	(1,772)	(11,162)
Other current assets	(863)	658
Other assets	(324)	467
Accounts payable	1,847	3,615
Deferred compensation	445	302
Accrued liabilities	(4,683)	(819)

Net cash flows from operating activities	14,104	3,623

Cash flows from investing activities:
Capital expenditures	(1,983)	(1,922)
CSV life insurance premiums	(291)	(166)

Net cash flows used in investing activities	(2,274)	(2,088)

Cash flows from financing activities:
Net repayments under the line-of-credit agreement	(11,460)	(1,324)
Transactions related to exercise of common stock options, net	510	429

Net cash flows used in financing activities	(10,950)	(895)

Net increase in cash	880	640
Cash at beginning of period	675	54

Cash at end of period	$1,555	$694

Supplemental disclosure of cash flow information Cash paid during the period for:
Interest	$232	$590
Taxes	$600	$500

See notes to consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the three month and nine month periods ended Sept 30, 2002 and 2001
(Unaudited)

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

Reclassification—Certain previously reported amounts have been reclassified to conform to the current period presentation. Effective January 1, 2002, the Company adopted EITF 00-14, “Accounting for Certain Sales Incentives” (“EITF 00-14”), which requires the Company to classify costs incurred as a result of offering sales incentives to retailers as a reduction of revenue instead of as a selling expense. The Company offers cash rebate programs both on a national basis and through individual programs with retailers, which allow customers of these retailers who purchase the Company’s products to obtain cash rebates on their purchases. Additionally, other price related discounts are offered through individual programs with certain customers. Approximately $1,218,000 for the three months ended September 30, 2001, and $2,587,000 for the nine months ended September 30, 2001 was reclassified from selling expense to a reduction in sales. Approximately $875,000 for the three months ended September 30, 2002 and $1,464,000 for the nine months ended September 30, 2002 have been included as a reduction in sales in the consolidated income statement.

(2) PURCHASE ORDERS AND COMMITMENTS

At September 30, 2002 and 2001, the Company had outstanding purchase orders with suppliers totaling approximately $30.9 million and $24.0 million, respectively. The increase resulted from lower inventory levels at September 30, 2002.

(3) EARNINGS PER SHARE

	For the Three Months Ended (Unaudited)		For the Nine Months Ended (Unaudited)
	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001
Income:
Income available to common shareholders (thousands)	$338	$1,375	$723	$2,471
Basic earnings per share:
Weighted-average shares outstanding	6,407,412	6,242,834	6,357,386	6,214,305

Basic earnings per share	$0.05	$0.22	$0.11	$0.40

Diluted earnings per share:
Weighted-average shares outstanding	6,407,412	6,242,834	6,357,386	6,214,305
Dilutive shares issuable in connection with stock option plans	691,400	667,832	691,400	742,832
Less: shares purchasable with proceeds	(545,776)	(527,195)	(533,413)	(555,819)

Total	6,553,036	6,383,471	6,515,373	6,401,318

Diluted earnings per share	$0.05	$0.22	$0.11	$0.39

(4) COMPREHENSIVE INCOME

Comprehensive income (loss) for the three months and nine months ended September 30, 2002 and September 30, 2001 was as follows (in thousands):

	For the Three Months Ended (Unaudited)		For the Nine Months Ended (Unaudited)
	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001
Net income	$338	$1,375	$723	$2,471

Foreign currency translation adjustments (no tax effect)	(2)	—	16	—
Unrealized gain (loss) on derivatives, net of tax	24	—	(28)	—

Other comprehensive income (loss), net of tax	22	—	(12)	—

Total comprehensive income	$360	$1,375	$711	$2,471

(5) NEW ACCOUNTING PRONOUNCEMENTS

On August 16, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which is effective for all fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets,” which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. The Company has determined that SFAS No. 143 and SFAS No. 144 have no material impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002, for transactions occurring after May 15, 2002 and for financial statements issued on or after May 15, 2002. SFAS No. 145 addresses the classification of gains or losses from the extinguishment of debt, accounting for leases as well as certain technical corrections. In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. SFAS No. 146 addresses the classification of certain costs resulting from exit or disposal activities. Management has not yet determined and is currently assessing the impact, if any, that SFAS No. 145 and SFAS No. 146 will have on the Company’s financial statements.

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

The Company’s current hedging activity is limited to foreign currency purchases. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be affected adversely by changes in exchange rates. The Company hedges these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the instruments are carried at fair value in the Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the three months and nine months ended September 30, 2002.

To manage foreign currency risk, as of September 30, 2002, the Company had entered into forward foreign exchange agreements with a notional value of $1.1 million that will mature within 102 days. These contracts include sales of euros and the purchase of U.S. dollars at an average exchange rate of 0.9359. The fair value of these contracts at September 30, 2002 is an unrealized loss of $28,000.

As of September 30, 2002, the Company had $3.9 million outstanding of interest bearing debt. The debt is priced at interest rates that float with the market, which therefore minimizes interest rate exposure. The fair value approximates the carrying value of these debt instruments. The Company currently has not hedged the interest rate risk on any of its outstanding borrowings.

(7) RETIREMENT BENEFITS

The Company implemented a defined contribution deferred compensation plan for select executives in the second quarter of 2002. The amount of the liability at September 30, 2002 was $90,000 and has been included in “Deferred Compensation” in the Consolidated Balance Sheets.

(8) INTANGIBLE ASSETS

Intangible assets at September 30, 2002 and December 31, 2001 consist of the following (in thousands):

	Sept 30, 2002 (Unaudited)	December 31, 2001 (Unaudited)
Software	$1,513	$1,465
Less accumulated amortization	(1,253)	(1,028)

	260	437

Trademarks	852	854
Less accumulated amortization	(221)	(192)

	631	662

Patents and technology license fee	854	387
Less accumulated amortization	(112)	(94)

	742	293

Total	$1,633	$1,392

Intangible assets are included in “Other Assets” in the Consolidated Balance Sheet. These assets are amortized over a period ranging from 3 years to 20 years. Total amortization expense for the three months and nine months ended September 30, 2002 was $95,000 and $272,000, respectively and for the three months and nine months ended September 30, 2001 was $68,000 and $250,000, respectively.

(9) GOVERNMENT RULINGS

On July 19, 2002, the Federal Communications Commission (“FCC”) issued new rules limiting the emissions of radar detectors in the frequency band used by VSAT satellite communications providers. The new FCC rules prohibit the manufacture and import of non-compliant radar detectors on or after August 28, 2002 and the sale of these non-compliant radar detectors in the U.S. on or after October 27, 2002.

All of Cobra’s current line of radar detectors are compliant with the FCC’s new rules. However, prior year’s models of Cobra’s 6 Band™ and 9 Band™ radar detectors that remain in the inventory of Cobra or its customers are no longer permitted to be sold on or after October 27, 2002. Radar detectors currently in use by consumers are not affected by this ruling.

As of October 27, 2002, Cobra had approximately $1.8 million of non-compliant radar detectors in inventory. Management believes that there are opportunities to sell these products at or above cost, either outside of the U.S. or after modifications are made to ensure they are compliant with FCC regulations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Third Quarter 2002 vs. Third Quarter 2001

For the third quarter ended September 30, 2002, net income was $338,000 or $0.05 per diluted share. In the year ago quarter, net income was $1.4 million, or $0.22 per diluted share. The decrease was primarily due to a lower gross margin and higher operating expenses, partially offset by higher net sales.

Net sales for the third quarter of 2002 increased 2.5% to $35.9 million from sales of $35.1 million in the third quarter of 2001. The increase was driven by higher sales of General Mobile Radio Service (“GMRS”)/Family Radio Service (“FRS”) two-way radios, which resulted from strong sales to a major domestic customer. Also contributing to the sales increase was higher sales of European two-way radios, which increased 15% from the year ago quarter.

Gross margins for the third quarter of 2002 declined to 23.4% from 25.7%, in part reflecting the forced liquidation of non-compliant 6 Band™ and 9 Band™ radar detectors prematurely in the third quarter of 2002 due to the FCC’s unexpected decision to prohibit, effective October 27, 2002, the sale of radar detectors in the U.S. which have spurious emissions that fall within a certain frequency range. The new FCC rules prohibit the sale of prior year’s models of Cobra’s 6 Band™ and 9 Band™ radar detectors in the U.S., effective October 27, 2002. All of Cobra’s current models are in compliance with FCC regulations. Gross margins were also negatively affected by an unusually high redemption rate on a major customer’s rebate program.

Selling, general and administrative expense increased $1.2 million in the third quarter of 2002 from the same period in 2001. The overall increase resulted primarily from additional variable selling expenses for marketing support the Company provides its retail customers as it shifted away from promotional pricing to more co-operative advertising and similar programs to build store traffic.

Interest expense for the quarter ended September 30, 2002 decreased $158,000 compared to the prior year’s third quarter due to lower average debt levels and a lower interest rate.

Other expense increased $47,000 reflecting primarily higher losses on cash surrender value of life insurance policies and higher loan fees compared to the quarter a year ago.

For the third quarter of 2002, the Company’s effective tax rate was 39.0%, which was slightly higher than the 38.4% effective rate incurred in the third quarter of 2001 due to estimated increases for permanent difference items.

Nine Months 2002 vs. Nine Months 2001

For the nine months ended September 30, 2002, net income was $723,000, or $0.11 per diluted share, compared to $2.5 million, or $0.39 per diluted share for the same period a year ago, which included approximately $800,000 of non-recurring expenses on an after-tax basis for a terminated acquisition. The decrease was primarily due to a lower gross margin and higher operating expenses.

Net sales for the nine months ended September 30, 2002 decreased 6.3% to $93.2 million from sales of $99.5 million for the same period of 2001. The drop in sales was primarily due to lower domestic sales of FRS/GMRS radios, which in the first quarter of 2001 benefited from sales to two large retailers that purchased significant quantities of product to support promotions. Additionally, sales of Citizens Band radios declined as the continued weakness in the economy negatively impacted the discretionary incomes of professional drivers.

Gross margins decreased during the period to 24.0% from 25.6%, primarily as a result of sales of older radar detector and two-way radio models, which required reduced pricing and other incentives to increase sell-through and make room for new products in the first half of 2002. Also contributing to the lower gross margin was the forced liquidation of non-compliant 6 Band™ and 9 Band™ radar detectors prematurely in the third quarter of 2002 due to the FCC’s unexpected decision to prohibit, effective October 27, 2002, the sale of radar detectors which have spurious emissions that fall within a certain frequency range. All of Cobra’s current models are in compliance with FCC regulations.

Selling, general and administrative expense, excluding the expenses for a terminated acquisition, increased $1.7 million, or 3.1 percentage points of net sales (19.3% to 22.4%), in the nine months ended September 30, 2002 from the same period of 2001. The overall increase was due mainly to additional variable selling expenses incurred primarily for marketing support the Company provides its retail customers as it shifted away from promotional pricing and to more co-operative advertising and similar programs to build store traffic.

Interest expense for the period decreased $391,000 compared to the prior year, primarily due to lower average debt levels, which were driven by lower average balances of accounts receivable and inventory, as well as lower interest rates.

Other expense was $182,000 lower primarily due to increased vendor royalty income. Additionally, in the prior year there was a loss on disposal of fixed assets in conjunction with the remodeling of the Company’s Chicago headquarters that occurred in 2001.

For the nine months ended September 30, 2002, the Company’s effective tax rate was 43.3% compared to a 38.4% effective tax rate in the nine months ended September 30, 2001. The rate differential represented a substantially lower tax benefit rate for Cobra Electronics Europe Limited losses and estimated increases for permanent difference items.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated cash of $14.1 million during the nine months ended September 30, 2002 compared to $3.6 million in the nine months ended September 30, 2001, primarily due to a decrease in accounts receivable and an increase in accounts payable, partially offset by a decrease in accrued liabilities. Accounts receivable decreased by $16.5 million in the nine months ended September 30, 2002 due to collections of significantly higher fourth quarter 2001 sales as compared to the third quarter of 2002. Higher accounts payable of $1.8 million resulted from a seasonal increase in letters of credit presented but not yet paid for inventory placed in transit by the Company’s vendors. Accrued liabilities decreased by $4.7 million in the nine months ended September 30, 2002 because payments related to awards earned in 2001 under the Company’s incentive bonus and profit sharing programs, were made in the first quarter of 2002, and as a result of lower required customer advertising and warranty reserves due to the lower sales in the period. The $11.5 million decrease in debt primarily reflected lower accounts receivable. At September 30, 2002, the Company had approximately $20.9 million of remaining credit available.

In August 1998, the Company’s Board of Directors authorized a program to repurchase up to $1 million of the Company’s common shares. On May 17, 1999, the Company announced that a second repurchase program had been approved to acquire up to another $1 million of common stock. During the first nine months of 2002, the Company did not repurchase any of its shares. Since the program’s inception through September 30, 2002, the Company has repurchased 387,900 of its common shares at a total cost of approximately $1.6 million.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the $3.9 million of debt outstanding at September 30, 2002. The debt is priced at interest rates that float with the market, which therefore minimizes interest rate exposure. A 50 basis point movement in the interest rate on the floating rate debt would result in approximately a $20,000 increase or decrease in interest expense and cash flows.

The Company’s suppliers are located in foreign countries, principally in Asia. The Company made approximately 12.0% of its sales outside the United States, principally in Europe and Canada, in the first nine months of 2002. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in U.S. dollars, except for some of the billings of its European business, which are conducted in euros. The Company does not use derivative financial or commodity instruments for trading or speculative purposes, however, forward contracts are used for hedging some euro denominated transactions for the Company’s European business. Please refer to note 6 in the financial statements.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission, press releases, or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, liquidity, plans for acquisitions or sales of assets or businesses, plans relating to products or services, assessments of materiality, expansion into international markets, growth trends in the consumer electronics business, technological and market developments in the consumer electronics business, the availability of new consumer electronics products and predictions of future events, as well as assumptions relating to these statements. In addition, when used in this report, the words “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,”

“plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting the Company’s management to material information required to be disclosed in the Company’s periodic SEC filings.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II   OTHER INFORMATION

Item 5.  Other Information

On July 19, 2002, the FCC issued new rules limiting the emissions of radar detectors in the frequency band used by VSAT satellite communications providers. The new FCC rules prohibit the manufacture and import of non-compliant radar detectors on or after August 28, 2002 and the sale of these non-compliant radar detectors in the U.S. on or after October 27, 2002.

All of Cobra’s current line of radar detectors are compliant with the FCC’s new rules. However, prior year’s models of Cobra’s 6 Band™ and 9 Band™ radar detectors that remain in the inventory of Cobra or its customers are no longer permitted to be sold on or after October 27, 2002. Radar detectors currently in use by consumers are not affected by this ruling.

As of October 27, 2002, Cobra had approximately $1.8 million of non-compliant radar detectors in inventory. Management believes that there are opportunities to sell these products at or above cost, either outside of the U.S. or after modifications are made to ensure they are compliant with FCC regulations.

Item 6.  Exhibits and Reports on Form 8-K

    a) Exhibits

Exhibit 99-1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99-2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    b) Reports on Form 8-K

During the quarter ended September 30, 2002, the Company filed no Reports on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By:	/S/ MICHAEL SMITH
Michael Smith Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: November 14, 2002

CERTIFICATIONS

I, James R. Bazet, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cobra Electronics Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ JAMES R. BAZET
James R. Bazet Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2002

I, Michael Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cobra Electronics Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ MICHAEL SMITH
Michael Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2002

INDEX TO EXHIBITS

Exhibit Number	Description of Document
99-1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99-2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.