Form 10-K
period 2002-12-31
COBRA ELECTRONICS CORP
filed 2003-03-28
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-511

COBRA ELECTRONICS CORPORATION

(Exact name of Registrant as specified in its Charter)

DELAWARE	36-2479991
(State of incorporation)	(I.R.S. Employer Identification No.)
6500 WEST CORTLAND STREET CHICAGO, ILLINOIS	60707
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity (only Common Stock) held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2002, was $52,376,585.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2003 was 6,419,777.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled to be held May 13, 2003, are incorporated by reference into Part III of this Report.

PART I

Item 1.    Business

General

Cobra Electronics Corporation (the “Company” or “Cobra”), which was incorporated in Delaware in 1961, is a public company traded on The Nasdaq Stock Market under the symbol “COBR”. The Company is a leading global manufacturer of two-way mobile communications products, holding the number one or strong number two position in every market in which it does business. The Company has a 40-year track record of innovation and award-winning products, and leads the industry in developing technology applications that serve the market. Products are marketed under the COBRA brand name. Management believes that the Company’s future success depends upon its ability to predict and respond in a timely and effective manner to changes in the markets it serves. Product performance, reliability, price, availability and service are the main competitive factors. Also, sales are dependent upon timely introduction of new products, which incorporate new features desired by consumers, at competitive prices. Cobra is the number one brand in Citizens Band radios and radar detectors and a strong number two in the worldwide Family Radio Service/General Mobile Radio Service (“FRS/GMRS”) two-way radio category. In 2003, Cobra will enter into the hand-held Global Positioning System (“GPS”) market with the introduction of hand-held devices for recreational use.

Recent Developments

Innovation remains the hallmark of Cobra’s success, as demonstrated by just a few of its recent product introductions and other recent developments:

Breakthrough features and design enhancements of the PR 950DX and the PR 1100WX GMRS radios, introduced in the second quarter of 2002, included a new Switchable Power Output feature. The 2002 FRS line, also introduced in the second quarter of 2002, included four new designs, developed on the basis of extensive consumer research in the United States and Europe.

Additionally, in the first half of 2002, seven cutting edge radar detectors were introduced, including an innovative new feature that is standard on Cobra’s 10 Band radar/laser detectors, SmartMute™ technology. SmartMute technology automatically mutes unwanted audible alerts below a driver-set speed, based on engine revolutions per minute.

At the January 2003 International Consumer Electronics Show (“CES”), the Company announced several significant product introductions planned for 2003. Most significant is Cobra’s entry into the hand-held GPS market with three new products, the GPS 100, GPS 500 and GPS 1000. All models feature exclusive Accelerated Satellite Acquisition Protocol™ (A.S.A.P.™), technology that uses 18 channels, as opposed to the category standard of 12, to locate a user’s position up to twice as fast as any hand-held GPS technology currently on the consumer market.

Featuring 500 waypoints, waterproofing and a route feature, the GPS 100 and 500 models are expected to be available in the second quarter of 2003 and the GPS 1000 is expected to be available in the second half of 2003. The GPS 500 and GPS 1000 models will also offer Worldwide Cities and State Boundaries features. A personal computer interface on the GPS 500 and GPS 1000 will enable users to download maps, points of interest and other navigation information from a personal computer. In addition, the GPS 1000 will include a United States highway map featuring all interstates.

Additionally, Cobra announced an exclusive product development and licensing agreement with Horizon Navigation, Inc. for the development of Cobra-branded after-market mobile navigation products that are targeted to begin shipping in early 2004.

Each of the five models in Cobra’s user-friendly 2003 microTALK™ two-way radio line features 22 channels with 38 privacy codes, selectable Roger Beep and Key Lock. These radios operate from a two mile range to a seven mile range (depending on terrain and conditions), providing a professional grade of power that can penetrate trees, buildings and other obstacles. All models are available in various configurations, including value packs featuring rechargeable batteries and chargers. The PR 4000 WX model, which delivers up to a 7 mile range, was one of only 17 products selected to receive Popular Mechanics’ prestigious “Editor’s Choice” award at the 2003 CES.

Two new cutting edge radar detectors for 2003 feature an 11th band-the Spectre Alert™ system-that gives an audio and visual alert when it senses the Spectre technology used to detect vehicles using radar detectors. In addition, both models are undetectable by Spectre devices, as are all current Cobra models, and both models received the Design & Engineering Innovations Award at the 2003 CES.

Suppliers

One of the Company’s fundamental strengths is its product sourcing ability. Substantially all of the Company’s products are manufactured to its specifications and engineering designs by a number of suppliers, primarily in China, Thailand, Hong Kong and South Korea. The Company maintains control over the design and production quality of its products through its wholly owned subsidiary in Hong Kong which seeks out new suppliers, monitors technological changes, performs source inspection of key suppliers, and expedites shipments from vendors.

Over a period of years, the Company has developed a network of suppliers for its products. To maintain flexibility in product sourcing, the Company has not entered into any supply contracts with any of its vendors that are not “cancellable at will”. Despite management’s goal of maintaining strong relationships with its current suppliers, it also believes that, if necessary, alternate suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends upon the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, under certain limited circumstances, reimburse the Company for lost profits resulting from a vendor’s inability to fulfill its commitments to the Company. The Company negotiates substantially all of its purchases in U.S. dollars to protect itself from currency fluctuations. Assets located outside of the United States, principally Company-owned tooling at suppliers, had a net book value of $2.4 million at December 31, 2002.

Suppliers also include various providers and/or developers of intellectual property. Cobra has negotiated long-term exclusive (as it pertains to product categories and distribution channels) arrangements with these parties that management believes protect the Company’s rights to the underlying intellectual property.

Research, engineering and product development expenditures are expensed as incurred. These expenditures amounted to approximately $1,480,000 in 2002, $1,209,000 in 2001, and $1,100,000 in 2000.

Products

The Company operates only in the consumer electronics industry. Principal products include:

•	microTALK FRS and GMRS two-way radios

•	9 Band™, 10 Band™ and 11 Band™ detectors with exclusive Strobe Alert™ technology

•	Citizens Band radios, including those with exclusive SoundTracker® and NightWatch™ technologies

•	HighGear™ accessories

•	Safety Alert® transmitters and receivers

The Company competes primarily in the United States with various manufacturers and distributors of consumer electronics products, principally on the basis of product features and price, and expects the market for its products to remain highly competitive. The Company also markets its products in over 30 countries around the world.

The Company does not believe that patents are of material importance to its products. However, when the Company develops a unique technology (such as SoundTracker noise reduction technology), patents are applied for to preserve exclusivity, wherever possible. microTALK FRS/GMRS two-way radios, 9 Band and 10 Band detectors with exclusive Strobe Alert technology, SoundTracker and Nightwatch Citizens Band radios, HighGear accessories, and Safety Alert transmitters and receivers are marketed under the COBRA brand name.

In 1997, the Company entered the rapidly growing FRS two-way radio market and in the fall of 1998 began selling its new microTALK line. The Company has attained a strong number two market position in the FRS/GMRS two-way radio market. The Company estimates that the domestic market for FRS/GMRS two-way radios in factory net sales in 2002 was approximately $214 million (based on Industrial Marketing Research (IMR) and Personal Technology Research (PTR) data). In spite of the rapid historical growth of these markets, future household penetration is estimated to be less than 25 percent, allowing for potential unit growth in the future.

FRS/GMRS two-way radios operate on UHF FM frequencies, which allow for an extremely small hand-held radio and exceptionally clear sound that penetrates through buildings and other obstacles. Unlike cellular phones, these radios require no monthly fee and provide coverage even in the most remote areas. Because of their range—up to two miles (up to seven miles for certain 2003 GMRS models, which require a license)—and exceptionally clear sound quality, the radios enable families and friends to easily keep in touch in hundreds of situations where they typically get separated and are out of earshot, such as in shopping malls, amusement parks and ski resorts. In addition, the number of potential business-related applications for these radios is substantial, including construction crews, retail stores, restaurants and warehouses. FRS two-way radios also provide parents with an easy way to maintain contact with children when they are outside playing.

The Company’s microTALK two-way radios have innovative features. These include incoming call alert that lets one user “ring” another user and talk confirmation tones that subtly let users know when the other party is done talking. Certain models even have a patented VibrAlert™ feature that works like a silent vibrating pager, which makes it perfect for situations where noiseless operation is important or where a ring alert cannot be easily heard. Also, certain models incorporate a ten-channel NOAA all hazards alert radio, which warns of weather, chemical and other civilian emergencies.

The Company launched its European line of microTALK radios in the United Kingdom, France, Spain, Germany, Sweden and Finland in 1999. As part of its European strategy to be closer to customers, the Company formed an Irish subsidiary, Cobra Electronics Europe Limited, with an office in Dublin, Ireland in 2000. As of December 31, 2002, the Company had 11 distributors serving approximately 22 countries in Europe.

In the second quarter of 2000, Cobra began selling its microTALK FRS radios in Canada, which approved the technology in March 2000, and now holds the number one share in this market.

In 2001, GMRS two-way radios started to become more of a factor in the market place as consumers began to demand a greater operating range than conventional FRS radios provide. Through 2002, GMRS radios provided up to a five mile range in contrast to the two mile range of FRS radios; in 2003 Cobra will introduce six mile and seven mile range GMRS two-way radios. Breakthrough features and design enhancements of two GMRS radios, introduced in the second quarter of 2002, included a new Switchable Power Output feature.

Another key to Cobra’s recent success in the FRS/GMRS market has been its emphasis on value packs, which include battery chargers and rechargeable batteries along with the radios. This has enabled the Company to increase its revenue-per-sale as well as its dollar market share.

Cobra is the number one brand in the domestic market for integrated radar/laser detectors, which in factory net sales the Company estimates is approximately $74 million (based on IMR and PTR data). Cobra commands a significant market share by offering innovative products with the latest technology.

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

In late 1999, the Company introduced the world’s first and, then, only line of 9 Band radar detection systems. This line provides detection of two new laser systems, Ultra Lyte and ProLaser. In addition, this line was the first to incorporate the exclusive Strobe Alert feature. This technology alerts drivers to the presence of high-speed emergency vehicles equipped with strobe transmitters to control traffic signals. In 2000, the Company introduced the world’s first 10 Band radar detection system, which features a high-speed RISC processor and offers 10 bands of protection, including Cobra’s patented Safety Alert warning system and exclusive Strobe Alert detection. Unlike competing radar detection systems, 10 Band radar detectors enable motorists to detect eight speed monitoring systems and distinguish between four types of laser systems on the road today, including, LTI 20/20, Ultra Lyte, ProLaser and ProLaser III. In 2001, Cobra introduced the world’s first radar detector incorporating a 10-channel weather radio.

In 2002, the Company introduced an innovative new feature that is standard on Cobra’s 10 Band radar/laser detectors, SmartMute™ (through 2003; Intellimute afterwards) technology. SmartMute technology automatically mutes unwanted audible alerts below a driver-set speed, based on engine revolutions per minute.

In 2003, the Company is introducing the market’s first 11 Band models, which detect the new Spectre devices, which are used to detect the presence of radar detectors in vehicles. These models also employ SmartPower™ technology, which avoids inadvertent car battery draining by turning the detector off once the vehicle has been turned off for 30 minutes.

Because of the popularity of the Company’s unique 9 Band and 10 Band technologies and continued innovations, such as Weather Alert and SmartMute, Cobra was the fastest growing radar detector brand over the past several years and has become the market leader.

Cobra is the leading brand in the domestic Citizens Band radio market, which in factory net sales the Company estimates to be approximately $40 million annually (based on IMR data). Approximately 90 percent of this market is for mobile Citizens Band radios, most of which are purchased by professional truck drivers. The remaining part of the domestic market is for hand-held Citizens Band radios used for sport and recreational activities. Also in 1999, the Company began shipping several new Citizens Band models specifically designed for the European market.

The Company has a history of being the technology leader in the Citizens Band radio market. The Company was the first Citizens Band radio marketer to combine a National Weather Service receiver with a mobile Citizens Band radio, enabling motorists to obtain weather and travel information broadcasts. As a major enhancement of this feature, the Company also introduced the industry’s first mobile Citizens Band radio that incorporates an automatic alert feature to warn of National Weather Service emergency advisories. In 1997, the Company introduced its Soundtracker technology. This patented noise reduction technology, which dramatically improves the sound quality of the Citizens Band radios, was the first significant product innovation in this category in several years. This feature significantly reduces “white noise”, or static, when the Citizens Band radio is in receiving mode. Additionally, SoundTracker technology allows the user’s voice to break through cluttered airwaves and to be more easily heard when transmitting.

In 1999, the Company introduced a new line of Citizens Band radios featuring an adjustable illuminated front panel. The NightWatch line enhances drivers’ safety by making it dramatically easier for them to see and adjust their Citizens Band radio controls at night. The vast majority of the nine million mobile Citizens Band radios used by professional truck drivers today are not illuminated despite the fact that these drivers spend a significant amount of time driving at night. In 2003, Cobra will introduce its neon-illuminated Streetxtreme™ two-way Citizens Band radio, which is aimed at “Generation Y” drivers as a way to keep in touch while cruising without the expense of monthly service fees.

Additionally, in 2000 Cobra started its HighGear accessories division to develop and market high quality Citizens Band radio antennas, microphones, and external speakers.

Competition

Major competitors are Motorola, Audiovox and Bell South (FRS/GMRS); Whistler and Escort/Beltronics (Detectors); Uniden, Midland and Radio Shack (Citizens Band Radios); and, when the Company enters the market, Garmin and Magellan (GPS receivers).

Sales and Distribution

Demand for consumer electronics products is somewhat seasonal and varies according to channel of distribution. Historically, sales in the last half of the year are greater than in the first half, reflecting increasing purchases by retailers for various promotional activities that begin mainly in the second quarter and culminate with the holiday selling season. Also, because an increasing portion of the Company’s business is with mass retail accounts, the Company has experienced a shift in orders from the third quarter to the fourth quarter when the mass retailers normally begin their load-in for the holiday selling season. As the Company’s channel mix continues to shift more towards retail, the Company expects additional shifts toward heavier third and fourth quarter sales volumes.

Cobra products are distributed through a strong, well-established network of over 300 retailers and distributors located primarily in the United States. Approximately 65 percent of the sales are made directly to domestic mass marketers, such as consumer electronics specialty stores, large department store chains, warehouse clubs, office supply chains, television home-shopping, direct-response merchandisers, home centers and specialty stores. Most of the remaining sales are through two-step wholesale distributors that carry Cobra products to fill orders for travel centers, truck stops, small department stores, appliance dealers, duty-free shops on cruise lines and for export. Cobra’s primary sales force is composed of independent sales representatives who work on a straight commission basis. They do not sell products of the Company’s competitors.

The Company’s mix of customers can shift significantly from year to year and two to three customers generally comprise 25% to 35% of net sales in any one year, however, the specific retailers and distributors that represent those significant customers also vary year to year given the Company’s broad customer base. Customers which exceeded 10% of net sales in any one year are as follows: In 2002, sales to Best Buy and Wal-Mart were 14.3 percent and 13.3 percent of net sales, respectively. In 2001, sales to Costco Wholesale, K-Mart and Best Buy were 14.4 percent, 12.5 percent and 10.4 percent of net sales, respectively. In 2000, sales to K-Mart and Best Buy were 14.4 percent and 11.2 percent of net sales, respectively.

International sales, including Canada, were $15.1 million, $12.9 million, and $14.4 million in 2002, 2001 and 2000, respectively. For additional financial information about geographic areas, see Note 10 to the Consolidated Financial Statements.

The Company’s return policies and payment terms are similar to those of other companies serving the consumer electronics market. Market conditions are such that products generally must be shipped within a short time after an order is received. As a result, order backlog is not significant.

The Company’s right to sell products under the COBRA trademark is substantially worldwide. The Company believes the COBRA trademark, which is indefinitely renewable by the Company, is a significant factor in the successful marketing of its products.

Website Access to Company Reports

The Company’s website address is “www.Cobra.com”. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

Employees

As of December 31, 2002, the Company employed 129 persons in the U.S. and 15 in its international operations. None of the Company’s employees is a member of a union.

Item 2.  Properties

The Company owns one building in Chicago, Illinois containing a total of approximately 93,000 sq. feet of office and warehouse space. The Company has approximately 7,000 sq. feet of leased office space in Hong Kong for its international operations. The Company also has 1,650 sq. feet of leased office space in Dublin, Ireland for its European operations. The Company believes that these facilities are adequate to meet its current needs.

Item 3.  Legal Proceedings

The Company is subject to various unresolved legal actions, which arise, in the normal course of its business. None of these actions is expected to have a material adverse effect on the Company’s business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 4A.  Executive Officers of The Registrant

See Part III, Item 10.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Shareholder Matters

The Company’s common stock trades on The NASDAQ Stock Market under the symbol COBR. As of March 6, 2003, the Company had approximately 855 shareholders of record and approximately 1,753 shareholders for whom securities firms acted as nominees. The Company’s common stock is the only class of equity securities outstanding.

Under the terms of its credit agreement, the Company may not pay cash dividends.

STOCK PRICE AND TRADING VOLUME DATA

	Stock Price Range						Trading Volume (in thousands)
	2002		2001		2000
Quarter	High	Low	High	Low	High	Low	2002	2001	2000
First	$8.250	$6.040	$10.313	$5.000	$6.500	$3.875	946	2,225	2,153
Second	9.250	7.400	9.000	6.000	8.375	4.687	1,332	1,898	2,323
Third	8.420	6.180	8.700	4.950	7.500	5.500	609	1,568	1,714
Fourth	7.000	5.800	7.110	5.200	6.375	4.500	509	1,259	1,506

Note: Data compiled from The NASDAQ Stock Market Monthly Summary of Activity Reports.

Item 6.  Selected Financial Data

FIVE YEAR FINANCIAL SUMMARY

Years Ended December 31	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Operating Data:
Net sales	$135,840	$150,031	$143,204	$118,693	$103,414
Gross profit	34,277	38,989	39,421	30,152	24,661
Selling, general and administrative expense	31,074	28,404	26,600	23,540	19,747
Expenses for the terminated Lowrance acquisition	—	1,402	—	—	—
Operating income	3,203	9,183	12,821	6,612	4,914
Tax provision (benefit)	1,346	3,594	4,132	1,744	(10,403)
Net income	1,720	4,685	7,189	3,983	14,200

Net Income per share:
Basic	0.27	0.75	1.17	0.66	2.30
Diluted	0.26	0.73	1.12	0.65	2.20

As of December 31:
Total assets	75,182	89,592	77,761	59,579	64,419
Short-term debt	—	—	13,376	4,083	14,316
Long-term debt	—	15,378	—	—	—
Shareholders’ equity	56,279	53,972	48,626	41,572	37,496
Book value per share	$8.77	$8.56	$7.89	$6.80	$6.18
Shares outstanding	6,420	6,303	6,166	6,118	6,066

Note: Under the terms of its credit agreement, the Company may not pay cash dividends.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Overview

Net sales decreased 9.5% to $135.8 million for the year ended December 31, 2002, compared to 2001, while gross margin also declined from 26.0% to 25.2%. Net income in 2002 was $1.7 million, or $0.26 per diluted share, compared to $4.7 million, or $0.73 per diluted share for 2001. Results for 2001 included after-tax expenses of approximately $800,000 associated with a terminated acquisition.

Results of Operations

        2002 Compared to 2001

The $14.2 million decline in net sales mostly reflected a $15.7 million drop in sales to K-Mart due to the restrictions the Company imposed on this account at the time of its bankruptcy filing, as well as the difficult economy, which intensified pressure for reduced prices, particularly in the two-way FRS/GMRS radio market. Another factor in the decline in 2002 net sales was the selection by Costco of a competitor for an FRS promotion, resulting in a decline in net sales to this account of $15.6 million. Partially offsetting the overall decrease were sales to Wal-Mart, which increased $13.2 million in 2002 and increased international sales (from $12.9 million to $15.1 million).

Gross margin for 2002 was 25.2% compared to 26.0% in 2001. The decrease primarily reflected a decline in liquidation prices for FRS and Detection units that are returned by consumers but are not sent back to the vendor for credit or refurbished and sold as refurbished product, as well as increases in the rates of return of FRS and

Detection products. Additionally, the Federal Communication Commission’s decision to regulate the radar detector industry affected it to a lesser degree (and was offset by several other items) as some non-compliant Detection products had to be sold off more quickly at lower prices.

Selling, general and administrative expense, excluding the expenses for the terminated acquisition of Lowrance Electronics, Inc. (“Lowrance”) in 2001, increased $2.7 million, or 9.4%, and as a percentage of net sales increased to 22.9% in 2002 from 18.9% in 2001. Approximately $2.3 million of the increase reflected additional variable selling expenses incurred in connection with marketing support that the Company provided its retail customers as it shifted away from promotional pricing towards more cooperative advertising and similar programs to build store traffic. Also, the Company purchased insurance on a portion of the outstanding accounts receivable balance beginning in 2000. In 2002, the Company increased the insurance coverage, permitting a reduction of $772,000 in the allowance for claims and doubtful accounts.

Interest expense for 2002 was $228,000, which was $559,000 lower than 2001, because of significantly lower average debt in 2002.

Other income for 2002 was $91,000 compared to an expense of $117,000 in 2001. The difference represented losses incurred in 2001 on disposal of fixed assets in conjunction with the remodeling of the Company’s Chicago headquarters.

Income tax expense decreased $2.2 million to $1.3 million in 2002 due to lower pre-tax income. The effective tax rate was 43.9% in 2002 compared to 43.4% in 2001.

        2001 Compared to 2000

Net sales increased 4.8% to $150.0 million in 2001. Sales growth resulted principally from higher sales of the Company’s domestic microTALK FRS two-way radios because of strong consumer demand and increased retail distribution, offset in part by the weak economy.

Contributing to the increase in domestic FRS two-way radio sales was the introduction of several new products, including a new GMRS two-way radio and two new SNAP™ replacement front FRS models. Additionally, domestic retail distribution of FRS increased with sales to Wal-Mart, a new FRS customer for 2001, and substantially higher sales to several other existing customers. The Company also developed new distribution channels for FRS in 2001, including food and drug chains, home improvement chains and cruise ship lines.

Gross margin for 2001 was 26.0% compared to 27.5% in 2000, reflecting pricing pressures in the marketplace for Detection and FRS products, partially offset by improved sourcing. The Company responded to competitive opportunities with targeted promotions and merchandising efforts, including special displays, price reductions and consumer rebates.

Selling, general and administrative expense, excluding the expenses for the terminated acquisition of Lowrance, increased $1.8 million, or 6.8%, and as a percentage of sales increased to 18.9% in 2001 from 18.6% in 2000. The overall increase reflected primarily additional variable and fixed selling expenses. The increase in variable selling expenses, which accounted for the vast majority of the overall increase, was due to higher sales volume and the Company’s efforts to take advantage of opportunities to increase shelf space and consumer awareness as well as higher costs incurred to drive consumer demand in the face of the economic slowdown. The increase in fixed selling expenses resulted primarily from increased investments in building the Company’s European business.

On May 2, 2001, the Company terminated its tender offer for Lowrance common stock and the related merger agreement due to a material adverse change in Lowrance’s net sales and earnings relative to financial projections provided to Cobra by Lowrance. During the second quarter of 2001, the Company recorded a $1.4 million charge for expenses associated with the terminated acquisition. These expenses consisted of bank, legal and due diligence fees. All charges pertaining to the terminated acquisition were recorded in the second quarter of 2001.

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

Income tax expense decreased $538,000 to $3.6 million in 2001 due to the lower pre-tax income. The effective tax rate in 2001 was 43.4%. Major items contributing to the higher effective tax rate were the following: an excess net operating loss (NOL) deferred tax asset that was written off as all of the Company’s remaining NOLs were fully utilized in 2001; a nondeductible net loss at the Company’s Irish subsidiary because of investments made in building the European business; and an increase in partially non-deductible permanent items, such as meals and entertainment expenses, which were higher as the Company aggressively continued to expand its customer base.

Liquidity and Capital Resources

On January 31, 2002 the Company executed a new three-year revolving credit agreement for $55 million with three financial institutions. Borrowings and letters of credit issued under the agreement are secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. The credit agreement was amended as of February 18, 2003 to address certain covenant violations then existing and decrease the earnings requirements for each calendar quarter through March 31, 2004 and to provide for increased permitted capital expenditures in 2003. Loans outstanding under the amendment bear interest, at the Company’s option, at prime rate or at LIBOR plus 200 basis points. The amendment also increased the fee on letters of credit from 1.0% to 1.25%. The credit agreement specifies that the Company may not pay cash dividends and contains certain financial and other covenants, including a requirement that James R. Bazet continue as CEO of the Company. At December 31, 2002, the Company had approximately $28.3 million available under this credit line based on asset advance formulas.

Net cash flows generated in operating activities were $19.6 million for the year ended December 31, 2002. Operating cash flows were generated principally from a $17.0 million decrease in accounts receivable. Accounts receivable decreased because of lower fourth quarter 2002 sales combined with strong cash collections.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2003 to fund its working capital needs. In 2002, the Company utilized approximately $433,000 of AMT credit carryforwards. AMT credit carryforwards of $276,000 at December 31, 2002 are expected to be used in 2003. Upon utilization of all of its AMT credit carryforwards, the Company will begin making payments for federal income taxes.

Investing activities required cash of $2.6 million in 2002, principally for the purchase of tooling and equipment. Cash used in financing activities amounted to $14.9 million in 2002, reflecting $15.4 million of net repayments under the Company’s line-of-credit agreement, which was paid using cash collected from customer receivables.

The Company believes that for the foreseeable future, it will be able to continue to fund its operations with cash generated from operations using existing or similar future bank credit agreements to fund its seasonal working capital needs.

In August 1998, the Company’s Board of Directors authorized a repurchase of up to $1 million of the Company’s common stock. On May 17, 1999, the Company announced that a second repurchase program was approved to acquire up to another $1 million of common stock. During 2001 and 2002, the Company did not repurchase any of its shares. Through December 31, 2002, the Company has repurchased 387,900 shares at an aggregate cost of $1.6 million for an average per share cost of $4.12.

Total outstanding commitments at December 31, 2002 were as follows: (in thousands)

	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Long-term debt	$—	$—	$—	$—	$—
Operating leases	1,348	345	315	94	594
Purchase obligations	13,801	13,801	—	—	—
Letters of credit	6,826	6,826	—	—	—

Total	$21,975	$20,972	$315	$94	$594

The Company does not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

Critical Accounting Policies

The Company’s significant accounting policies are discussed in the notes to the consolidated financial statements. The application of certain of these policies requires significant judgments or an historical based estimation process that can affect the results of operations and financial position of the Company as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts ultimately differ from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known. Critical accounting policies generally consist of those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumption conditions. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the Company are as follows:

Revenue Recognition    Revenue from the sale of goods is recognized at the time of shipment. Obligations for sales returns and allowances and product warranties are recognized at the time of sale on an accrual basis as described below.

Sales Returns Reserve    The reserve reflects the gross profit impact of expected returns and related stock adjustments, as well as reducing accounts receivable and increasing inventory for the amount of expected returns. The amount of the reserve is determined by multiplying the sales and cost of sales by product category for the current quarter by historical return rates adjusted for any known changes in key variables affecting return rates. Thus, judgments must be made regarding anticipated return rates. This reserve will vary based on the changes in sales, gross margin and historical, as well as anticipated, return rates from quarter to quarter.

Warranty Reserve    The Company provides a two-year warranty for its products and also allows customers to return defective product that has been returned by the consumer. Consequently, it maintains a warranty reserve, which reflects historical warranty returns rates by product category multiplied by the most recent six months of unit sales of that model and the unit standard cost of the model. The Company uses the most recent six months of unit sales in the estimate, as historical experience tells the Company that most warranty returns will occur within six months of their original sale date. Therefore, judgments must be made based on historical warranty returns rates and how the returned product will be disposed, either by liquidation or return to vendors. This reserve may vary based upon the level of sales and changes in historical return rates from quarter to quarter as well as estimated costs of disposal.

Liquidation Reserve    The Company maintains a reserve representing the write-down of returned inventory to net realizable value. Returned inventory is either sold to various liquidators or returned to vendors for credit against similar, new models depending upon the level of demand for the models. Judgments are made as to whether various models are to be liquidated or returned to vendor and, for the former, the liquidation prices expected to be received. This reserve can fluctuate significantly from quarter to quarter depending upon quantities of returned inventory on hand and the estimated liquidation price per unit.

Advertising and Sales Promotion Accrual    The reserve reflects amounts provided to retailers and distributors for advertising and sales promotions. Customer programs, agreed to at the beginning of each year, are mainly variable programs dependent on sales, and may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as, new promotional opportunities. Accruals are made monthly for each customer, by multiplying an estimated program accrual percentage by the customer’s actual sales. Therefore, this accrual will vary depending on a given quarter’s sales and the sales mix of customers from quarter to quarter. In addition, should a customer significantly exceed or fall short of their planned program sales, adjustments may need to be made to the customer’s estimated program accrual percentage due to certain minimum and/or maximum sales thresholds in the customer’s programs.

Deferred Compensation    Obligations under the deferred compensation plans and annual deferred compensation expense are determined by a number of assumptions. Key assumptions in determination of obligations under the plans and annual deferred compensation expenses include the discount rate and anticipated compensation for each individual covered by the plans, which in part is dependent upon the anticipated future profitability of the Company. The discount rate used approximates the fixed rate of return the company earns on the cash surrender value of an insurance policy purchased to fund payments to the retired president and CEO, which represented approximately half of the total obligation of the plans at December 31, 2002. This discount rate was 8% for both 2002 and 2001. The compensation increase assumptions are based on historical experience and anticipated future actions and performance.

Net Realizable Value Reserve    The Company maintains a reserve to write-down certain non-defective inventory below cost, as necessary. The reserve includes models where it is determined that net realizable value is less than cost. Thus, judgments must be made about which models are to be included and the estimated net realizable value. This reserve will vary depending upon the specific models selected, the estimated net realizable value for each model and quantities of each model that are determined to be necessary from quarter to quarter.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the U.S., with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See Note 1 to Cobra’s consolidated financial statements included under Item 8, which is incorporated herein by reference, for a complete description of the Company’s significant accounting policies.

Item 7A  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign exchange rates. The Company does not have any interest rate exposure at December 31, 2002, as there is no outstanding debt. However, debt incurred is priced at interest rates that float with the market, which therefore minimizes interest rate exposure.

The Company’s suppliers are located in foreign countries, principally in Asia, and the Company made approximately 11.1% of its sales outside the United States in 2002. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in U.S. dollars, except for some of the billings of its European business, which are conducted in euros. The Company does not use derivative financial or commodity instruments for trading or speculative purposes, however, forward contracts are occasionally used for hedging some euro denominated transactions for the Company’s European business. Please refer to Note 4 in the financial statements, which is incorporated herein by reference.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the SEC, press releases, or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, liquidity, plans for acquisitions or sales of assets or businesses, plans relating to products or services, assessments of materiality, expansion into international markets, growth trends in the consumer electronics business, technological and market developments in the consumer electronics business, the availability of new consumer electronics products and predictions of future events, as well as assumptions relating to these statements. In addition, when used in this report, the words “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report or in other Company filings, press releases, or otherwise. Factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas:

•	global economic and market conditions, including continuation of or changes in the current economic environment;

•	our ability to introduce new products to meet consumer needs, including timely introductions as new consumer technologies are introduced, and customer and consumer acceptance of our new product introductions;

•	pressure for the Company to reduce prices for older products as newer technologies are introduced;

•	significant competition in the consumer electronics business, including introduction of new products and changes in pricing;

•	factors related to foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns and effects of fluctuation in exchange rates);

•	our ability to maintain adequate financing, to bear the interest cost of such financing and to remain in compliance with financing covenants;

•	changes in law; and

•	other risk factors, which may be, detailed from time to time in the Company’s SEC filings.

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

Item 8.  Financial Statements and Supplementary Data

Financial statements and quarterly financial data are included in this Annual Report on Form 10-K, as indicated in the index on page 35.

CONSOLIDATED STATEMENTS OF INCOME

Cobra Electronics Corporation

Years Ended December 31	2002	2001	2000
	(in thousands, except per share amounts)
Net sales	$135,840	$150,031	$143,204
Cost of sales	101,563	111,042	103,783

Gross profit	34,277	38,989	39,421
Selling, general and administrative expense	31,074	28,404	26,600
Expenses for the terminated Lowrance acquisition	—	1,402	—

Operating income	3,203	9,183	12,821
Other income (expense):
Interest expense	(228)	(787)	(889)
Other income (expense), net	91	(117)	(611)

Income before income taxes	3,066	8,279	11,321
Tax provision	1,346	3,594	4,132

Net income	$1,720	$4,685	$7,189

Net income per common share:
Basic	$0.27	$0.75	$1.17
Diluted	$0.26	$0.73	$1.12
Weighted average shares outstanding:
Basic	6,373	6,236	6,142
Diluted	6,505	6,403	6,394

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Cobra Electronics Corporation

At December 31	2002	2001
	(in thousands)
ASSETS:
Current assets:
Cash	$2,829	$675
Receivables, less allowances for claims and doubtful accounts of $1,179 in 2002 and $2,518 in 2001	24,784	41,798
Inventories, primarily finished goods.	20,956	22,190
Deferred income taxes	6,552	7,661
Other current assets	3,868	2,488

Total current assets	58,989	74,812

Property, plant and equipment, at cost:
Land	330	330
Buildings and improvements	4,542	4,008
Tooling and equipment	19,865	17,966

	24,737	22,304
Accumulated depreciation	(17,317)	(14,843)

Net property, plant and equipment	7,420	7,461

Other assets:
Cash surrender value of officers’ life insurance policies	5,966	5,753
Other	2,807	1,566

Total other assets	8,773	7,319

Total assets	$75,182	$89,592

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (cont.)

Cobra Electronics Corporation

At December 31	2002	2001
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$4,292	$2,935
Accrued salaries and commissions	881	1,445
Accrued advertising and sales promotion costs	2,002	4,182
Accrued product warranty costs	2,137	2,721
Other accrued liabilities	2,133	1,246

Total current liabilities	11,445	12,529
Non-current liabilities:
Deferred compensation	3,785	3,328
Deferred income taxes	3,673	4,385
Long-term debt	—	15,378

Total non-current liabilities	7,458	23,091

Total liabilities	18,903	35,620

Commitments and contingencies (Notes 5, 9 and 12)
Shareholders’ equity:
Preferred stock, $1 par value, shares authorized—1,000,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized, 7,039,100 issued for 2002 and 2001	2,345	2,345
Paid-in capital	19,772	19,899
Retained earnings	38,049	36,329
Accumulated other comprehensive income.	35	—

	60,201	58,573
Treasury stock, at cost (619,323 shares for 2002 and 736,048 shares for 2001)	(3,922)	(4,601)

Total shareholders’ equity	56,279	53,972

Total liabilities and shareholders’ equity	$75,182	$89,592

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cobra Electronics Corporation

Years Ended December 31	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net income	$1,720	$4,685	$7,189
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,738	2,213	1,758
Loss on cash surrender value of life insurance	79	81	123
Tax benefit from stock options exercised	43	228	—
Deferred taxes	407	2,443	3,859
Loss on sale of fixed assets	3	190	345
Changes in assets and liabilities:
Receivables	17,014	(5,826)	(10,551)
Inventories	1,234	(3,317)	(10,184)
Other current assets	(1,449)	712	940
Other assets	(1,514)	204	(1,030)
Accounts payable	1,357	(465)	608
Accrued liabilities	(2,441)	203	1,037
Deferred compensation	457	360	334

Net cash flows from (used by) operating activities	19,648	1,711	(5,572)

Cash flows used in investing activities:
Capital expenditures	(2,333)	(3,361)	(3,331)
Cash surrender value of life insurance	(292)	(164)	(294)

Net cash flows used in investing activities	(2,625)	(3,525)	(3,625)

Cash flows from financing activities:
Net borrowings (repayments) under the line-of-credit agreement	(15,378)	2,002	9,293
Transactions related to exercise of stock options, net	509	433	251
Transactions related to stock repurchase	—	—	(386)

Net cash flows from (used in) financing activities	(14,869)	2,435	9,158

Net increase (decrease) in cash	2,154	621	(39)
Cash at beginning of year	675	54	93

Cash at end of year	$2,829	$675	$54

Supplemental disclosure of cash flow information:

	2002	2001	2000
Cash paid during the year for:
Interest	$277	$837	$757
Income taxes	600	572	581

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Cobra Electronics Corporation

Three Years Ended December 31, 2002	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	(dollars in thousands)
Balance—January 1, 2000	$2,345	$20,301	$24,455	$(5,529)	—	$41,572
Net income	—	—	7,189	—	—	7,189
Treasury stock purchases	—	—	—	(386)	—	(386)
Transactions related to exercise of options, net	—	(269)	—	520	—	251

Balance—December 31, 2000	$2,345	$20,032	$31,644	$(5,395)	—	$48,626
Net income	—	—	4,685	—	—	4,685
Transactions related to exercise of options, net	—	(361)	—	794	—	433
Tax benefit from stock options exercised	—	228	—	—	—	228

Balance—December 31, 2001	$2,345	$19,899	$36,329	$(4,601)	—	$53,972
Comprehensive income:
Net income	—	—	1,720	—	—	1,720
Accumulated other comprehensive income—foreign currency translation adjustment	—	—	—	—	$35	35

Total comprehensive income						1,755
Transactions related to exercise of options, net	—	(170)	—	679	—	509
Tax benefit from stock options exercised	—	43	—	—	—	43

Balance—December 31, 2002	$2,345	$19,772	$38,049	$(3,922)	$35	$56,279

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cobra Electronics Corporation

Three years ended December 31, 2002, 2001 and 2000

(1)  Summary of Significant Accounting Policies

Business—The Company designs and markets consumer electronics products, which it sells under the COBRA brand name principally in the United States, Canada and Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Thailand, Hong Kong and South Korea. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a vendor’s inability to fulfill its commitments to the Company.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Translation of Foreign Currencies—Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year end. Revenues and expenses are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions and the related tax effects are reflected in net income. The resulting translation adjustments are included in stockholders’ equity as accumulated other comprehensive income.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period that are largely based on the current business conditions, including economic climate, revenue growth, sales returns rates, net realizable value of returned products and changes in certain working capital amounts. The Company believes its estimates and assumptions are reasonable. However, actual results and the timing of the recognition of such amounts could differ from those estimates.

Inventories—Inventories are recorded at the lower of cost, on a first-in, first-out basis, or market.

Depreciation—Depreciation of buildings, improvements, tooling and equipment is computed using either straight-line or units of production methods over the following estimated useful lives:

Classification	Life
Buildings	30 years
Building improvements	20 years
Motor vehicles	3–5 years
Equipment	5–10 years
Tools, dies and molds	1.5–3 years

Long-Lived Assets—Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates an impairment, the carrying amount of such assets is reduced to estimated fair value.

Research, Engineering and Product Development Expenditures—Research, engineering and product development expenditures are expensed as incurred and amounted to $1,480,000 in 2002, $1,209,000 in 2001, and $1,100,000 in 2000.

Software Related to Products to be Sold—The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell. Such costs are capitalized and deferred as intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Such costs consist of expenditures incurred after technological feasibility of the software has been established and a working model of the product developed and consist principally of coding and related costs. Such costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the life of the product life cycle.

Stock Options—The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized as options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Had compensation cost been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires measuring compensation cost at the fair value of the options granted, the Company’s net income and net income per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31
	2002	2001	2000
Net income, as reported	$1,720	$4,685	$7,189
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(245)	(262)	(264)

Pro forma net income	$1,475	$4,423	$6,925

Net income per common share:
Basic—as reported	$0.27	$0.75	$1.17
Basic—pro forma	0.23	0.71	1.13

Diluted—as reported	$0.26	$0.73	$1.12
Diluted—pro forma	0.23	0.69	1.08

The fair value of each option, for each year, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividends; expected volatility ranging from 43 to 45 percent; risk-free interest rate ranging from 4.3 to 6.8 percent; and expected lives of 5 or 10 years.

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

Effective January 1, 2002, the Company adopted EITF Issue No. 00-14, “Accounting for Certain Sales Incentives”(“EITF 00-14”), which requires the Company to classify costs incurred as a result of offering sales incentives to retailers as a reduction of revenue instead of as a selling expense. The Company offers cash rebate programs both on a national basis and through individual programs with retailers, which allow customers of these retailers who purchase the Company’s products to obtain cash rebates on their purchases. Additionally, other price related discounts are offered through individual programs with certain customers. Approximately

$1,361,000 in 2000 and $4,090,000 in 2001 was reclassified from selling expense to a reduction in net sales. Approximately $1,943,000 in 2002 has been included as a reduction in net sales in the consolidated income statement.

New Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Intangible Assets,” which became effective January 1, 2002. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually based on a fair value method. In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective January 1, 2002. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. The Company has determined that adoption of SFAS No. 142, SFAS No.143 and SFAS No. 144 have no material impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002, for transactions occurring after May 15, 2002 and for financial statements issued on or after May 15, 2002. SFAS No. 145 addresses the classification of gains or losses from the extinguishment of debt, accounting for leases as well as certain technical corrections. Adoption of SFAS No. 145 had no effect on the Company.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses the classification of certain costs resulting from exit or disposal activities. As this pronouncement is effective for exit and disposal activities initiated after January 1, 2003, the Company will comply with this pronouncement beginning in 2003, if and when the Company has such exit and disposal activities.

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. This standard also amends disclosure provisions to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company does not currently plan to adopt the fair value method; however, the Company did adopt the disclosure provisions of SFAS No. 148, which became effective for financial statements for fiscal years ending after December 15, 2002.

In November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees issued prior to FIN 45. The Company does not expect that FIN 45 will have a material impact on its financial statements, however, the Company has provided the appropriate FIN 45 disclosures with respect to its product warranty programs.

(2)  Income Taxes

The provision for income taxes on earnings for the years ended December 31, 2002, 2001 and 2000 consists of:

	2002	2001	2000
	(in thousands)
Current:
Federal	$610	$719	$273
State	329	432	—

	939	1,151	273
Deferred:
Federal	446	2,340	3,047
State	3	103	812
Foreign	(42)	—	—

	407	2,443	3,859

Total	$1,346	$3,594	$4,132

Deferred tax assets (liabilities) by component at December 31, 2002 and 2001 were:

	2002	2001
	(in thousands)
Alternative minimum tax credit carryforwards	$276	$709
Tax lease income	(4,112)	(4,965)
Receivable reserves	63	385
Warranty reserves	2,056	1,633
Inventory reserves	142	721
Accrued promotion expenses	1,694	1,750
Sales related reserves	1,216	1,447
Compensation reserves	1,565	1,388
Other, net	(21)	208

Net deferred tax assets	$2,879	$3,276

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

At December 31, 2002, the Company has alternative minimum tax credit carryforwards to offset future income tax payments. The alternative minimum tax credit carryforwards, amounting to $276,000, do not expire.

The statutory federal income tax rate (34%) is reconciled to the effective income tax rate as follows:  (in percentages)

Description	2002	2001	2000
Income taxes at statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	4.7	4.7	4.4
Non-deductible Cobra Electronics Europe Limited net loss	3.1	1.4	—
Permanent items	1.1	1.4	(1.9)
Other	1.0	1.9	—

Income tax expense	43.9%	43.4%	36.5%

(3)  Financing Arrangements

On January 31, 2002 the Company executed a new three-year revolving credit agreement for $55 million with three financial institutions. Borrowings and letters of credit issued under the agreement are secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. The credit agreement was amended as of February 18, 2003 to address certain covenant violations then existing and decrease the earnings requirements for each calendar quarter through March 31, 2004 and to provide for increased permitted capital expenditures in 2003. Loans outstanding under the amendment bear interest, at the Company’s option, at prime rate or at LIBOR plus 200 basis points. The amendment also increased the fee on letters of credit from 1.0% to 1.25%.

Maximum borrowings outstanding at any month end were $7.3 million and $19.9 million in 2002 and 2001, respectively. The maximum values of letters of credit outstanding at any month-end were $15.3 million and $15.0 million in 2002 and 2001, respectively. At December 31, 2002, the Company had approximately $28.3 million available under its unused credit line based on the asset advance formulas. Aggregate average borrowings outstanding were $3.1 million during 2002 and $15.2 million during 2001, with weighted average interest rates thereon of 4.6% and 5.2% during 2002 and 2001, respectively.

The credit agreement specifies that the Company may not pay cash dividends and contains certain financial and other covenants, including a requirement that James R. Bazet continue as CEO of the Company.

(4)  Fair Value of Financial Instruments and Derivatives

The Company’s financial instruments include cash, accounts receivable, accounts payable, long-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The contract value/fair value of the letters of credit at both December 31, 2002 and 2001 was $6.8 million. These letters of credit are only executed with major financial institutions, and full performance is anticipated.

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

The Company’s current hedging activity is limited to foreign currency purchases. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The Company hedges these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the instruments are carried at fair value in the Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the year ended December 31, 2002. To manage foreign currency risk, as of December 31, 2002, the Company had entered into a forward foreign exchange agreement with a notional value of $607,000 that will mature within 10 days. This contract includes sales of euros and the purchase of U.S. dollars at an exchange rate of 0.9342 dollars per euro. The fair value of these contracts at December 31, 2002 is the carrying amount.

(5)  Lease Transactions

The Company leases facilities and equipment under non-cancellable leases with remaining terms of one year or more. The terms of these agreements provide that the Company pay certain operating expenses.

Total minimum rental amounts committed in future years as of December 31, 2002 are as follows:

Operating Leases
(in thousands)
2003	$ 345
2004	249
2005	66
2006	47
2007	47
Thereafter	594

Total	$1,348

Total rental expense amounted to $361,000 in 2002, $284,000 in 2001 and $208,000 in 2000.

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

EARNINGS PER SHARE

	2002	2001	2000
Basic earnings per share:
Income available to common shareholders (thousands)	$1,720	$4,685	$7,189
Basic earnings per share:
Weighted-average shares outstanding	6,373,112	6,236,242	6,141,834

Basic earnings per share	$0.27	$0.75	$1.17

Diluted earnings per share:
Weighted-average shares outstanding	6,373,112	6,236,242	6,141,834
Dilutive shares issuable in connection with stock option plans	687,900	741,582	912,125
Less: shares purchasable with option proceeds	(556,404)	(575,159)	(659,700)

Total	6,504,608	6,402,665	6,394,259

Diluted earnings per share	$0.26	$0.73	$1.12

Additionally, there were 69,250 anti-dilutive shares at December 31, 2002, 48,750 anti-dilutive shares at December 31, 2001, and 232,500 anti-dilutive shares at December 31, 2000.

Changes in shares of common stock and treasury stock for the years ended December 31, 2002, 2001, and 2000 were as follows:

	Common Stock (Net of Treasury Stock)	Treasury Stock
	(Shares in thousands)
Shares outstanding—January 1, 2000	6,118	921
Exercise of stock options.	117	(117)
Purchase of treasury stock	(69)	69

Shares outstanding—December 31, 2000	6,166	873
Exercise of stock options.	137	(137)

Shares outstanding—December 31, 2001	6,303	736
Exercise of stock options.	122	(122)
Common Stock surrendered in connection with exercise of options	(5)	5

Shares outstanding—December 31, 2002	6,420	619

(7)  Stock Option Plans

The Company has six Stock Option Plans—2002 Outside Directors Plan, 2000, 2000 Outside Directors Plan, 1998, 1997, 1995 (“the Plans”). Under the terms of the Plans, the consideration received by the Company upon exercise of the options may be paid in cash or by the surrender and delivery to the Company of previously owned shares of its common stock, or by a combination thereof. The optionee is credited with the fair market value of any stock surrendered and delivered as of the exercise date. Options become exercisable in annual 25% increments commencing twelve months after the date of grant.

A summary of certain provisions and amounts related to the Plans follows (in thousands):

	2002 Plan	2000 Plans	1998 Plan	1997 Plan	1995 Plan
Authorized, unissued shares originally available for grant	25	325	310	300	300
Shares granted	12	175	310	300	291
Shares available for grant at December 31, 2002	13	150	—	—	9
Options exercisable at December 31, 2002	—	25	235	221	26

A summary of the status of the Plans as of December 31, 2002, 2001 and 2000, and changes during the years ended on those dates is presented below:

	2002		2001		2000
Fixed Options	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price
Outstanding at beginning of year	775	$5.70	840	$5.18	1,027	$4.58
Granted	105	7.29	86	6.83	118	6.16
Exercised	(122)	4.48	(137)	3.17	(295)	3.55
Cancellations and expirations	(1)	2.88	(14)	5.55	(10)	2.79

Outstanding at end of year	757	6.12	775	5.70	840	5.18
Options exercisable at year end	507		486		429
Weighted-average fair value of options granted during the year		$4.30		$4.32		$2.96

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable (000)	Weighted Average Exercise Price
$4.01 to $ 5.00	100	$4.13	4.2	75	$4.13
$5.01 to $ 6.00	241	5.63	5.3	235	5.63
$6.01 to $ 7.00	272	6.53	5.9	164	6.60
$7.01 to $ 8.00	121	7.37	7.3	30	8.00
$8.01 to $ 9.00	23	8.48	8.8	3	8.63

Total	757	$6.12	5.8	507	$5.88

(8)  Retirement Benefits

The only qualified retirement plan for employees is the Cobra Electronics Corporation Profit Sharing and 401(k) Incentive Savings Plan. The Company may make a discretionary annual profit sharing contribution that is allocated among accounts of persons employed by the Company for more than one year, prorated based on the compensation paid to such persons during the year. Profit sharing expense for 2002, 2001 and 2000 was $144,000, $229,000 and $276,000, respectively. Company match 401(k) expense for 2002, 2001 and 2000 was $129,000, $231,000 and $154,000, respectively.

As of December 31, 2002 and 2001, deferred compensation of $3.8 million and $3.3 million, respectively, was recorded as a long-term liability. The current portion of the deferred compensation liability was included in accrued salaries and commissions, and amounted to $253,000 at both December 31, 2002 and 2001. Deferred compensation obligations arise pursuant to outstanding key executive employment agreements, the majority of which relate to the former president and chief executive officer. The liability is based on discounted future cash flows related to these arrangements. The discount rate used at December 31, 2002 and 2001 was 8%.

Other assets at December 31, 2002 and 2001 included primarily the cash surrender value of officers’ life insurance policies. The cash value of officers’ life insurance policies is maintained to fund deferred compensation obligations.

(9)  Commitments

At December 31, 2002 and 2001, the Company had outstanding inventory purchase orders with suppliers totaling approximately $13.8 million and $23.9 million, respectively. The decrease reflected stricter inventory management at December 31, 2002 in light of an uncertain economic environment.

(10)  Segment Information

The Company operates in only one business segment—consumer electronics (see Note 1). The Company has a single sales department and distribution channel which provides all product lines to all customers. In 2002, sales to Best Buy and Wal-Mart totaled 14.3% and 13.3% of consolidated net sales, respectively. In 2001, sales to Costco Wholesale, K-Mart and Best Buy totaled 14.4%, 12.5%, and 10.4% of consolidated net sales, respectively. For 2000, sales to K-Mart and Best Buy totaled 14.4% and 11.2% of consolidated net sales, respectively.

The tabular presentation below sets forth certain financial information regarding the Company’s net sales and long-lived assets by geographic area for the years ended December 31, 2002, 2001, and 2000 (in thousands).

	Year Ended December 31
	2002	2001	2000
Net sales
Domestic	$120,740	$137,131	$128,804
Foreign	15,100	12,900	14,400
Long-lived assets
Domestic	$13,774	$12,685	$12,266
Foreign	2,419	2,095	1,677

For 2002, approximately 66% of international sales were to customers in Canada and 8% were to customers in the United Kingdom. For 2001, approximately 67% of international sales were to customers in Canada and 12% were to customers in the United Kingdom. In 2000, sales to customers in Canada and the United Kingdom accounted for approximately 63% and 11% of international sales, respectively.

(11)  Intangible Assets

Intangible assets are included in “Other Assets” in the Consolidated Balance Sheets and consist of the following at December 31, 2002 and December 31, 2001 (in thousands):

	December 31, 2002	December 31, 2001
Internal use software	$1,541	$1,465
Less accumulated amortization	(1,265)	(1,028)

	276	437
Trademarks	852	854
Less accumulated amortization	(229)	(192)

	623	662
Patents and technology and software licenses	1,078	387
Less accumulated amortization	(117)	(94)

	961	293
Product software	601	—

Total	$2,461	$1,392

These assets are generally amortized over their estimated lives ranging from 3 years to 20 years. The product software and technology license assets will be amortized when GPS sales commence in 2003 based on the percentage of revenues generated in each reporting period to the total revenues expected over the GPS product life cycle. The software license asset will be amortized when GPS sales commence in 2003 according to units sold during the contract period based on the contract royalty rate as the software license waives royalties on the initial sale of products using the software, up to the cost of the software license. Total amortization expense was $297,000 and $246,000 in 2002 and 2001, respectively.

(12)  Contingencies

The Company is subject to various unresolved legal actions which arise in the normal course of its business. None of these matters is expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters could result in a change in the Company’s estimate of its liability for these matters.

The Company warrants to the purchaser of its products that it will repair or replace, without charge, defective products. Consequently, it maintains a warranty reserve, which reflects historical warranty returns rates by product category multiplied by the most recent six months of unit sales of that model and the unit standard cost of the model. A rollforward of the warranty reserve is as follows (in thousands):

	2002	2001	2000
Accrued product warranty costs, January 1	$2,721	$2,692	$2,916
Warranty expense	4,895	3,944	4,614
Warranty expenditures	(5,479)	(3,915)	(4,838)

Accrued product warranty costs, December 31	$2,137	$2,721	$2,692

(13)  Government Rulings

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

All of Cobra’s current line of radar detectors are compliant with the FCC’s new rules. However, prior years’ models of Cobra’s 6 Band and 9 Band radar detectors that remain in the inventory of Cobra or its customers were no longer permitted to be sold on or after October 27, 2002. Radar detectors currently in use by consumers are not affected by this ruling.

As of December 31, 2002, Cobra had approximately $2.1 million of non-compliant radar detectors in inventory. Management believes that there are opportunities to sell these products at or above cost, either outside of the U.S. or after modifications are made to ensure they are compliant with FCC regulations.

(14)  Stockholder Rights Plan

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

(15)  Related Party Transactions

On July 17, 2002, the President and Chief Executive Officer of the Company, Mr. Bazet, borrowed $399,938 from the Company pursuant to a full recourse term promissory note. The proceeds of the loan were used to exercise incentive stock options for 71,100 shares of common stock. The loan accrues interest at the prime rate. The entire principal indebtedness, together with all accrued and unpaid interest, will be due and payable on July 18, 2006. Interest will be payable on July 18 in each year, commencing on July 18, 2003.

On October 6, 1999, the Company made a bridge loan to Mr. Bazet in the aggregate principal amount of $80,000 for the purpose of purchasing a residence. The loan accrues interest at the greater of the prime rate or the Company’s average weighted interest rate on its indebtedness for borrowed money. Accrued interest is added to the principal amount of the loan. The note evidencing the loan was amended in March 2002, to extend the due date to March 31, 2004, and to provide for repayment of $30,000 of the principal amount of the note by  March 31, 2002, $30,000 of the principal amount of the note by March 31, 2003, and the balance of the outstanding principal and accrued interest under the note by March 31, 2004. On March 31, 2002, Mr. Bazet made a payment of $30,000 on the note. As a result of this payment, the aggregate amount of principal and accrued interest outstanding under the note decreased to $63,668.

Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31		June 30		September 30		December 31
	2002	2001	2002	2001	2002	2001	2002	2001
	(In thousands, except per share amounts)
Net sales	$21,042	$30,008	$36,264	$34,488	$35,924	$35,051	$42,610	$50,484
Cost of sales	16,281	22,166	27,040	25,901	27,528	26,046	30,713	36,929
Gross profit	4,761	7,842	9,224	8,587	8,396	9,005	11,897	13,555
Selling, general and administrative expense	5,073	6,205	8,098	6,488	7,729	6,548	10,174	9,163
Expenses for the terminated Lowrance acquisition	—	—	—	1,402	—	—	—	—
Operating income (loss)	(312)	1,637	1,126	697	667	2,457	1,723	4,392
Tax provision (benefit)	(156)	450	492	233	216	858	795	2,053
Net income (loss)	(236)	722	621	374	338	1,375	997	2,214
Net income (loss) per share (a):
Basic	(0.04)	0.12	0.10	0.06	0.05	0.22	0.16	0.35
Diluted	(0.04)	0.11	0.09	0.06	0.05	0.22	0.15	0.35
Weighted average shares outstanding:
Basic	6,315	6,178	6,349	6,221	6,407	6,243	6,420	6,302
Diluted	6,460	6,440	6,570	6,490	6,553	6,383	6,477	6,408
Stock Price:
High	8.250	10.313	9.250	9.000	8.420	8.700	7.000	7.110
Low	6.040	5.000	7.400	6.000	6.180	4.950	5.800	5.200
End of Quarter	7.540	9.063	8.250	7.900	6.250	5.500	6.540	6.280
Trading Volume	946	2,225	1,332	1,898	609	1,568	509	1,259

(a)	The total quarterly income per share may not equal the annual amount because net income per share is calculated independently for each quarter.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Cobra Electronics Corporation

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Cobra Electronics Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule for the three years ended December 31, 2002, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cobra Electronics Corporation and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/  DELOITTE & TOUCHE LLP

Chicago, Illinois

February 18, 2003

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information in response to this item will be set forth under “Proposal I—Election of Directors,” in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A, within 120 days after the close of the Company’s 2002 fiscal year, which information is hereby incorporated by reference. The information under “Section 16(a) Beneficial Ownership Reporting Compliance” included in the definitive proxy statement is hereby incorporated by reference.

The executive officers of the Company are as follows:

Name, Age and Present Position	Has Held Present Position Since	Prior Business Experience in Past Five Years
James R. Bazet, 55, President and Chief Executive Officer*	Jan. 1998

Carl Korn, 81, Chairman*	Nov. 1961

Gerald M. Laures, 55, Vice President—Finance and Corporate Secretary	Mar. 1994

Anthony Mirabelli, 61, Senior Vice President, Marketing and Sales	Feb. 1997

Michael Smith, 49, Senior Vice President and Chief Financial Officer	Jan. 2001	Managing Director—Corporate Finance, Mesirow Financial, Inc., 1997–2001.

*Is also a director.

Item 11.  Executive Compensation

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the Company’s 2002 fiscal year, and such information, other than the information required by Item 402(k) (“Board Compensation Committee Report on Executive Compensation”) and Item 402(l) (“Performance Graph”) under Regulation S-K adopted by the SEC, is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related                     Stockholder Matters

Equity Compensation Plan Information

The following table provides information about stock options outstanding and shares available for future awards under all of Cobra’s equity compensation plans. The information is as of December 31, 2002. Cobra Electronics has not made any grants outside of its equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	720,150	$6.06	158,875
Equity compensation plans not approved by security holders	37,000	7.28	13,000

Total	757,150	$6.12	171,875

(1)	This column contains information regarding employee stock options only: there are no warrants or stock appreciation rights outstanding.

Set forth below is a brief description of the material features of each of the Company’s equity compensation plans that was adopted without the approval of the Company’s stockholders and that was in effect at December 31, 2002.

2002 Outside Directors Stock Option Plan

This plan includes a total of 25,000 non-qualified stock options to be granted to Directors who are not officers or employees of the Company. The stock option committee, designated by the Company’s Board of Directors, has the authority to select persons who will receive options and determine the number of shares of common stock subject to each option and all other terms and conditions of each option. The period for the exercise of each option and the exercise price for an option will also be determined by the committee. An option may be exercised by giving written notice to the Company specifying the number of whole shares of common stock to be purchased.

2000 Outside Directors Stock Option Plan

This plan includes a total of 25,000 non-qualified stock options to be granted to Directors who are not officers or employees of the Company. The stock option committee, designated by the Company’s Board of Directors, has the authority to select persons who will receive options and determine the number of shares of common stock subject to each option and all other terms and conditions of each option. The period for the exercise of each option and the exercise price for an option will also be determined by the committee. An option may be exercised by giving written notice to the Company specifying the number of whole shares of common stock to be purchased.

* * *

Other information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the Company’s 2002 fiscal year, and such information is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the Company’s 2002 fiscal year, and such information is hereby incorporated by reference.

Item 14.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Exchange Act. Based upon this evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation.

There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect these internal controls, subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

[a]	Index to Consolidated Financial Statements and Schedules

Description		Page or Schedule Number
1.	Consolidated Statements of Income for the three years ended December 31, 2002	14
	Consolidated Balance Sheets as of December 31, 2002 and 2001	15-16
	Consolidated Statements of Cash Flows for the three years ended December 31, 2002	17
	Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2002.	18
	Notes to Consolidated Financial Statements	19-29
	Quarterly Financial Data	30
	Independent Auditors’ Report	31

2.	Schedule:

	Valuation and Qualifying Accounts—For the three years ended December 31, 2002	36

	All other financial schedules have been omitted because the required information is contained in the consolidated financial statements and notes thereto, or such information is not applicable.

3.	Exhibits:

	See Index to Exhibits on pages 40 through 42.

[b]	No Form 8-K Reports were filed in the fourth quarter of 2002.

Schedule II

COBRA ELECTRONICS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2002

(in thousands)

	Balance at beginning of period	Additions charged to expense	Deductions		Other, net	Balance at end of period
			Reserve reduction	Account write-offs
2002
Allowance for claims and doubtful accounts	$2,518	$—	$(772)	$(595)	$28	$1,179

2001
Allowance for claims and doubtful accounts	$1,869	$1,124	$—	$(474)	$(1)	$2,518
Advertising barter credit valuation allowance	$3,164	$—	$—	$—	$(3,164)[a]	$—

2000
Allowance for claims and doubtful accounts	$1,381	$916	$—	$(441)	$13	$1,869
Advertising barter credit valuation allowance	$3,179	$—	$—	$—	$(15)	$3,164

[a]	Advertising barter agreement was not renewed by the Company, therefore the advertising barter credit valuation reserve was written off with the prepaid asset.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

/S/ MICHAEL SMITH
Michael Smith Senior Vice President and Chief Financial Officer

Dated: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/S/ JAMES R. BAZET James R. Bazet	Director, President and Chief Executive Officer

/S/ CARL KORN Carl Korn	Director and Chairman of the Board

/S/ WILLIAM P. CARMICHAEL William P. Carmichael	Director

/S/ JAMES W. CHAMBERLAIN James W. Chamberlain	Director

/S/ GERALD M. LAURES Gerald M. Laures	Vice President—Finance and Corporate Secretary (Principal Accounting Officer)

/S/ IAN R. MILLER Ian R. Miller	Director

/S/ HAROLD D. SCHWARTz Harold D. Schwartz	Director

/S/ HENRY G. CHIARELLI Henry G. Chiarelli	Director

/S/ BARRY S. ROSENSTEIN Barry S. Rosenstein	Director

/S/ MICHAEL SMITH Michael Smith	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: March 28, 2003

CERTIFICATIONS

I, James R. Bazet, certify that:

1. I have reviewed this annual report on Form 10-K of Cobra Electronics Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/S/ JAMES R. BAZET
James R. Bazet Chief Executive Officer (Principal Executive Officer)

I, Michael Smith, certify that:

1. I have reviewed this annual report on Form 10-K of Cobra Electronics Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

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

3(iii)

Certificate of Designation of Series A Junior Participating Preferred Stock of Cobra Electronics Corporation pursuant to Section 151 of the General Corporation Law of the State of Delaware—Filed as Exhibit No. 3(iii) to the Registrant’s Form 10-K for the year ended December 31, 2001 (File No. 0-511), and hereby incorporated by reference.

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

10-9 #

1998 Stock Option Plan, as amended—Filed as Exhibit 99.1 to the Registration Statement on Form S-8 of the Registrant dated September 16, 1998 (File No. 333-63501), and hereby incorporated by reference.

10-10 #

Cobra Electronics Corporation Executive Deferred Compensation Plan dated May 11, 1999—
Filed as Exhibit No. 10-14 to the Registrant’s Form 10-K in the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

Exhibit Number	Description of Document
10-11 #

Cobra Electronics Corporation Deferred Compensation Plan For Select Executives dated December 21, 1999—Filed as Exhibit No. 10-15 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10-12 #

Cobra Electronics Corporation Executive Retirement Trust dated May 11, 1999 between Cobra Electronics Corporation and Gerald Laures, as trustee, for the benefit of James Bazet dated May 11 1999—Filed as Exhibit No. 10-16 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10-13 #

Employment Agreement addendum between Cobra Electronics Corporation and Anthony Mirabelli dated April 22, 1999—Filed as Exhibit No. 10-17 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000 (File No. 0-511), and hereby incorporated by reference.

10-14 #	2000 Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25, 2000 (File No. 333-42164), and hereby incorporated by reference.

10-15 #

2000 Outside Directors Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25, 2000 (File No. 333-42166), and hereby incorporated by reference.

10-16 #

Employment Agreement between Cobra Electronics Corporation and Michael Smith dated January 17, 2001—Filed as Exhibit No. 10-20 to the Registrant’s Form 10-K for the year ended December 31, 2000 (File No. 0-511), and hereby incorporated by reference.

10-17

Loan and Security Agreement dated January 31, 2002, by and among LaSalle Bank National Association as Agent, the Financial Institution from time to time a party hereto, as lenders, and Cobra Electronics Corporation as Borrower—Filed as Exhibit No. 10-20 to the Registrant’s Form 10-K for the year ended December 31, 2001 (File No. 0-511), and hereby incorporated by reference.

10-18

Term Loan Promissory Note between James R. Bazet and Cobra Electronics Corporation dated July 17, 2002—Filed as Exhibit No. 10-21 to the Registrant’s Form 10-Q for the quarter ended
June 30, 2002 (File No. 0-511), and hereby incorporated by reference.

10-19

Cobra Electronics Corporation 2002 Deferred Compensation Plan for Select Executives—
Filed as Exhibit No. 10-22 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002
(File No. 0-511), and hereby incorporated by reference.

10-20

2002 Outside Directors Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated June 24, 2002 (File No. 333-91078), and hereby incorporated by reference.

10-21

Second Amendment to the Loan and Security Agreement dated January 31, 2002, by and among LaSalle Bank National Association, as Agent, the Financial Institutions from time to time a party thereto, as Lenders, and the Company, as Borrower—Filed as Exhibit 10-1 of the Registrant’s
Form 8-K dated February 25, 2003 (File No. 0-511), and hereby incorporated by reference.

10-22 *

Development and License Agreement, dated January 8, 2003, by and between Horizon Navigation, Inc. and the Company. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

10-23 *	Supplemental Agreement to Development and License Agreement, dated February 20, 2003, by and between Horizon Navigation, Inc. and the Company.

Exhibit Number	Description of Document
10-24 *

Amended and Restated Loan Agreement, dated February 6, 2003, between Horizon Navigation, Inc., as Borrower, and the Company, as Lender. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

10-25 *#	Employment Agreement between Cobra Electronics Corporation and Michael Smith dated January 8, 2003.

23 *	Consent of Deloitte & Touche LLP dated March 28, 2003.

99-1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99-2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed	herewith.
#Executive	compensation plan or arrangement.