Form 10-Q
period 2003-03-31
COBRA ELECTRONICS CORP
filed 2003-05-15
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

YES  ☐         NO  ☒

Number of shares of Common Stock of Registrant outstanding at May 8, 2003: 6,419,777

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	For the Three Months Ended (Unaudited)
	March 31, 2003	March 31, 2002
Net sales	$20,554	$21,042
Cost of sales	15,440	16,281

Gross profit	5,114	4,761

Selling, general and administrative expenses	5,810	5,073

Operating loss	(696)	(312)

Other income (expense):
Interest expense	(30)	(92)
Other, net	(33)	12

Loss before taxes	(759)	(392)
Tax benefit	306	156

Net loss	$(453)	$(236)

Net loss per common share:
Basic	$(0.07)	$(0.04)
Diluted	$(0.07)	$(0.04)

Weighted average shares outstanding:
Basic	6,420	6,315
Diluted	6,479	6,460

Cash dividends	None	None

See notes to condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands)

	As of March 31, 2003 (Unaudited)	As of December 31, 2002 (Unaudited)
ASSETS:

Current assets:
Cash	$6,851	$2,829
Receivables, less allowance for claims and doubtful accounts of $1,005 at March 31, 2003, and $1,179 at December 31, 2002	18,577	24,784
Inventories, primarily finished goods	17,976	20,956
Deferred income taxes	6,552	6,552
Other current assets	4,303	3,868

Total current assets	54,259	58,989

Property, plant and equipment, at cost:
Land	330	330
Building and improvements	4,362	4,542
Tooling and equipment	20,302	19,865

	24,994	24,737
Accumulated depreciation	(18,158)	(17,317)

Net property, plant and equipment	6,836	7,420

Other assets:
Cash surrender value of officers’ life insurance policies	5,954	5,966
Other	4,180	2,807

Total other assets	10,134	8,773

Total assets	$71,229	$75,182

See notes to condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	As of March 31, 2003 (Unaudited)	As of December 31, 2002 (Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,621	$4,292
Accrued salaries and commissions	527	881
Accrued advertising and sales promotion costs	1,196	2,002
Accrued product warranty costs	1,896	2,137
Other accrued liabilities	498	2,133

Total current liabilities	7,738	11,445

Non-current liabilities:
Deferred compensation	3,981	3,785
Deferred income taxes	3,673	3,673

Total non-current liabilities	7,654	7,458

Total liabilities	15,392	18,903

Shareholders’ equity:
Preferred stock, $1 par value, shares authorized—1,000,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized; 7,039,100 issued for 2003 and 2002	2,345	2,345
Paid-in capital	19,772	19,772
Retained earnings	37,596	38,049
Accumulated other comprehensive income	46	35
Treasury stock, at cost (619,323 shares for 2003 and 619,323 shares for 2002)	(3,922)	(3,922)

Total shareholders’ equity	55,837	56,279

Total liabilities and shareholders’ equity	$71,229	$75,182

See notes to condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Three Months Ended (Unaudited)
	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net loss	$(453)	$(236)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	942	799
Loss on cash surrender value (CSV) of life insurance	16	8
Changes in assets and liabilities:
Receivables	6,207	21,238
Inventories	2,980	(744)
Other current assets	(461)	(971)
Other assets	(587)	48
Accounts payable	(671)	411
Deferred compensation	196	117
Accrued liabilities	(3,036)	(4,397)

Net cash flows from operating activities	5,133	16,273

Cash flows used in investing activities:
Long-term loan receivable	(850)	—
Capital expenditures	(257)	(1,057)
CSV life insurance premiums	(4)	(4)

Net cash flows used in investing activities	(1,111)	(1,061)

Cash flows from financing activities:
Net repayments under the line-of-credit agreement	—	(15,358)
Transactions related to exercise of options, net	—	111

Net cash flows used in financing activities	—	(15,247)

Net increase (decrease) in cash	4,022	(35)
Cash at beginning of period	2,829	675

Cash at end of period	$6,851	$640

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$30	$55
Taxes	$530	$600

See notes to condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the three month periods ended March 31, 2003 and 2002

(Unaudited)

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Consolidated Balance Sheets as of December 31, 2002 has been derived from the audited consolidated balance sheets as of that date. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

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

Principles of Consolidation—The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Translation of Foreign Currencies–Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at quarter end. The resulting translation adjustments are included in stockholders’ equity as accumulated other comprehensive income. Revenues and expenses are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions and the related tax effects are reflected in net income.

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

Depreciation—Depreciation of buildings, improvements, tooling and equipment is computed using either straight-line or units of production methods over the following estimated useful lives:

Classification	Life
Buildings	30 years
Building improvements	20 years
Motor vehicles	3–5 years
Equipment	5–10 years
Tools, dies and molds	1.5-3 years

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

Stock Options—The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized as options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Had compensation cost been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires measuring compensation cost at the fair value of the options granted, the Company’s net loss and net loss per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Quarter Ended March 31 (Unaudited)
	2003	2002
Net loss, as reported	$(453)	$(236)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(51)	(64)

Pro forma net loss	$(504)	$(300)

Net loss per common share:

Basic—as reported	$(0.07)	$(0.04)
Basic—pro forma	(0.08)	(0.05)

Diluted—as reported	$(0.07)	$(0.04)
Diluted—pro forma	(0.08)	(0.05)

The fair value of each option, for each quarter, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividends; expected volatility ranging from 43 to 45 percent; risk-free interest rate ranging from 4.3 to 6.8 percent; and expected lives of 5 or 10 years.

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

(2) PURCHASE ORDERS AND COMMITMENTS

At March 31, 2003 and 2002, the Company had outstanding inventory purchase orders with suppliers totaling approximately $24.1 million and $36.1 million, respectively. The decrease reflected stricter inventory management at March 31, 2003 in light of an uncertain economic environment.

(3) EARNINGS PER SHARE

	For the Three Months Ended (Unaudited)
	March 31, 2003	March 31, 2002
Loss:
Loss available to common shareholders (thousands)	$(453)	$(236)

Basic loss per share:

Weighted-average shares outstanding	6,419,777	6,315,053

Basic loss per share	$(0.07)	$(0.04)

Diluted loss per share:

Weighted-average shares outstanding	6,419,777	6,315,053
Dilutive shares issuable in connection with stock option plans	441,400	757,500
Less: shares purchasable with proceeds	(382,040)	(612,054)

Total	6,479,137	6,460,499

Diluted loss per share	$(0.07)	$(0.04)

(4) COMPREHENSIVE INCOME

Comprehensive loss for the three months ended March 31, 2003 and March 31, 2002 was as follows (in thousands):

	For the Three Months Ended (Unaudited)
	March 31, 2003	March 31, 2002
Net loss	$(453)	$(236)

Other comprehensive income: Foreign currency translation adjustments (no tax effect)	11	—

Other comprehensive income, net of tax	11	—

Total comprehensive loss	$(442)	$(236)

(5) NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment on Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for all contracts entered into or modified after June 30, 2003. SFAS No. 149 clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not expect that SFAS No. 149 will have an impact on its financial statements.

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

The Company’s current hedging activity is limited to foreign currency purchases. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be affected adversely by changes in exchange rates. The Company hedges these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the instruments are carried at fair value in the Condensed Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the three months ended March 31, 2003.

(7) INTANGIBLE ASSETS

Intangible assets are included in “Other assets” in the Condensed Consolidated Balance Sheets and consist of the following at March 31, 2003 and December 31, 2002 (in thousands):

	March 31, 2003 (Unaudited)	December 31, 2002 (Unaudited)
Internal use software	$1,549	$1,541
Less accumulated amortization	(1,325)	(1,265)

	224	276

Trademarks	852	852
Less accumulated amortization	(238)	(229)

	614	623

Patents and technology and software licenses	1,303	1,078
Less accumulated amortization	(123)	(117)

	1,180	961

Product software	1,304	601

Total	$3,322	$2,461

These assets are generally amortized over their estimated lives ranging from 3 years to 20 years. The product software and technology license assets will be amortized when GPS sales commence based on the percentage of revenues generated in each reporting period to the total revenues expected over the GPS product life cycle. The software license asset will be amortized when GPS sales commence according to units sold during the contract period based on the contract royalty rate as the software license waives royalties on the initial sale of products using the software, up to the cost of the software license. Total amortization expense for the three months ended March 31, 2003 was $75,000 and for the three months ended March 31, 2002 was $99,000.

(8) GOVERNMENT RULINGS

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

As of March 31, 2003, Cobra had approximately $1.9 million of non-compliant radar detectors in inventory. Management believes that there are opportunities to sell these products at or above cost, either outside of the U.S. or after modifications are made to ensure they are compliant with FCC regulations.

(9) CONTINGENCIES

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

	Three months ended March 31, 2003 (Unaudited)	Year ended December 31, 2002 (Unaudited)

Accrued product warranty costs, beginning of period	$2,137	$2,721
Warranty expense	802	4,895
Warranty expenditures	(1,043)	(5,479)

Accrued product warranty costs, end of period	$1,896	$2,137

(10)	LONG-TERM LOAN RECEIVABLE

On February 6, 2003, the Company entered into a loan agreement with Horizon Navigation, Inc. (“Horizon”), a California corporation and vendor to the Company. The outstanding loan receivable balance as of March 31, 2003 was $850,000 and is included in “Other assets” on Cobra’s Condensed Consolidated Balance Sheets. Horizon may borrow up to $2,000,000 per annum, up to an aggregate amount of $6,000,000 at December 31, 2005. The loan accrues interest at a variable rate at a fixed margin above the prime rate. The loan agreement provides that the interest will be added to the principal amount of the loan. The outstanding principal amount, together with all accrued and unpaid interest, will be due on December 31, 2005. The loan is collateralized by all of the assets of Horizon. Certain amounts of callable and non-callable warrants to purchase shares of common stock of Horizon are issued to the Company each time the Company makes loans to Horizon in excess of specified amounts.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

First Quarter 2003 vs. First Quarter 2002:

For the first quarter ended March 31, 2003, the Company reported a net loss of $453,000, or $(0.07) per diluted share, compared to net loss of $236,000, or $(0.04) per diluted share, in the first quarter of 2002. The higher net loss from 2002 resulted from lower sales and higher operating expenses as discussed below.

Net sales for the first quarter of 2003 decreased to $20.6 million, from net sales of $21.0 million in the first quarter of 2002. The drop in net sales was due in part to retailer reluctance to build inventories in an uncertain economic climate. In addition, the Company chose not to do business with two accounts that represented $1.8 million in sales one year ago. Partially offsetting this decline were strong sales of the Company’s new Harley-Davidson Limited Edition Citizens Band radio and a $500,000 increase in European and other international sales.

Gross margin increased in the first quarter of 2003 to 24.9% from 22.6%, primarily as a result of improved inventory management in all major product categories as the Company transitioned from older models to new models.

Net selling, general and administrative expenses increased $737,000 in the first quarter of 2003 from the same period a year ago. The main contributor to this increase was the fact that the Company recorded a $420,000 one time benefit in the first quarter of 2002 by reducing its bad debt reserve as a result of an increase in its customer receivable accounts covered by credit insurance. Also contributing to an increase in operating expenses were higher product design expense and investments in Global Positioning System engineering resources as well as higher costs for the Company’s growing European operations.

The $62,000 decline in interest expense resulted from lower average debt levels and lower average interest rates. The increase in other expense was due to lower vendor royalty income, higher losses on investments for the cash surrender value of life insurance policies, and additional bank loan fees.

For the first quarter of 2003, the Company had an income tax benefit of $306,000 compared to a $156,000 tax benefit for the prior year’s quarter. The effective tax rate was 40.3% for the first quarter of 2003 and 39.8% for the year ago quarter.

LIQUIDITY AND CAPITAL RESOURCES

On January 31, 2002, the Company executed a new three-year revolving credit agreement permitting borrowings up to $55 million with three financial institutions. Borrowings and letters of credit issued under the agreement are secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. The credit agreement was amended as of February 18, 2003 to address certain covenant violations then existing and decrease the earnings requirements for each calendar quarter through March 31, 2004 and to provide for increased permitted capital expenditures in 2003. Loans outstanding under the amendment bear interest, at the Company’s option, at the prime rate or at LIBOR plus 200 basis points. The amendment also increased the fee on letters of credit from 1.0% to 1.25%. The credit agreement specifies that the Company may not pay cash dividends and contains certain financial and other covenants, including a requirement that James R. Bazet continue as CEO of the Company. At March 31, 2003, the Company had approximately $19.0 million available under the credit agreement based on asset advance formulas.

Net cash flows generated cash of $5.1 million during the first quarter of 2003 primarily due to decreases in accounts receivable and inventory, which were partially offset by a decrease in accrued liabilities. The lower accounts receivable reflected higher collections activity and lower sales volume in the current quarter. The decrease in inventory represented improved management of product transitions. Accrued liabilities decreased due to lower required accruals for commissions, sales promotion costs, product warranty and income taxes, reflecting cash payouts from 2002 and lower sales volume in the current quarter.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2003 to fund its working capital needs.

Investing activities required cash of $1.1 million in 2003, principally related to a loan to Horizon (see note 10) as well as the purchase of tooling.

The Company believes that for the foreseeable future, it will be able to continue to fund its operations with cash generated from operations using existing or similar future bank credit agreements to fund its seasonal working capital needs.

For a discussion of the Company’s critical accounting policies, please refer to its Annual Report on Form 10-K for the year ended December 31, 2002.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment on Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for all contracts entered into or modified after June 30, 2003. SFAS No. 149 clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not expect that SFAS No. 149 will have an impact on its financial statements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign exchange rates. The Company does not have any interest rate exposure at March 31, 2003, as there is no outstanding debt. However, debt incurred is priced at interest rates that float with the market, which therefore minimizes interest rate exposure.

The Company’s suppliers are located in foreign countries, principally in Asia. The Company made approximately 10.8% of its sales outside the United States, principally in Europe and Canada, in the first quarter of 2003. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in U.S. dollars, except for some of the billings of its European business, which are conducted in euros. The Company does not use derivative financial or commodity instruments for trading or speculative purposes; however, forward contracts are occasionally used for hedging some euro denominated transactions for the Company’s European business. Please refer to note 6 in the financial statements, which is incorporated herein by reference.

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

PART II

OTHER INFORMATION

Items 1,2,3,4 and 5

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit 99-1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99-2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

On February 25, 2003, the Company filed a current report on Form 8-K relating to the Company’s Amendment to the Loan and Security Agreement dated as of January 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ Michael Smith
Michael Smith Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: May 15, 2003

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
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ James R. Bazet
James R. Bazet Chief Executive Officer (Principal Executive Officer)

I, Michael Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cobra Electronics Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Michael Smith
Michael Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

99-1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99-2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.