Form 10-Q
period 2003-06-30
COBRA ELECTRONICS CORP
filed 2003-08-14
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-511

COBRA ELECTRONICS CORPORATION

(Exact name of Registrant as specified in its Charter)

DELAWARE	36-2479991
(State of incorporation)	(I.R.S. Employer Identification No.)

6500 WEST CORTLAND STREET	60707
CHICAGO, ILLINOIS	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (773) 889-8870

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

YES  ☐          NO  ☒

Number of shares of Common Stock of Registrant outstanding at August 8, 2003: 6,419,777

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Income  (in thousands, except per share amounts)

	For the Three Months Ended (Unaudited)		For the Six Months Ended (Unaudited)
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net sales	$26,622	$36,264	$47,177	$57,306
Cost of sales	18,866	27,040	34,306	43,321

Gross profit	7,756	9,224	12,871	13,985
Selling, general and administrative expenses	7,057	8,098	12,868	13,172

Operating income	699	1,126	3	813
Other income (expense):
Interest expense	(30)	(48)	(60)	(140)
Other, net	10	35	(24)	47

Income (loss) before taxes	679	1,113	(81)	720
Tax provision (benefit)	272	492	(35)	335

Net income (loss)	$407	$621	$(46)	$385

Net income (loss) per common share:
Basic	$0.06	$0.10	$(0.01)	$0.06
Diluted	$0.06	$0.09	$(0.01)	$0.06
Weighted average shares outstanding:
Basic	6,420	6,349	6,420	6,332
Diluted	6,487	6,570	6,483	6,517
Cash dividends	None	None	None	None

See notes to condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	As of June 30, 2003 (Unaudited)	As of December 31, 2002 (Unaudited)
ASSETS:

Current assets:
Cash	$2,684	$2,829
Receivables, less allowance for claims and doubtful accounts of $722 at June 30, 2003, and $1,179 at December 31, 2002	16,574	24,784
Inventories, primarily finished goods	24,187	20,956
Deferred income taxes	6,552	6,552
Other current assets	5,083	3,868

Total current assets	55,080	58,989

Property, plant and equipment, at cost:
Land	330	330
Building and improvements	4,380	4,542
Tooling and equipment	20,728	19,865

	25,438	24,737
Accumulated depreciation	(18,667)	(17,317)

Net property, plant and equipment	6,771	7,420

Other assets:
Cash surrender value of officers’ life insurance policies	6,232	5,966
Other	5,319	2,807

Total other assets	11,551	8,773

Total assets	$73,402	$75,182

See notes to condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	As of June 30, 2003 (Unaudited)	As of December 31, 2002 (Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$5,817	$4,292
Accrued salaries and commissions	722	881
Accrued advertising and sales promotion costs	971	2,002
Accrued product warranty costs	1,098	2,137
Other accrued liabilities	769	2,133

Total current liabilities	9,377	11,445

Non-current liabilities:
Deferred compensation	4,132	3,785
Deferred income taxes	3,673	3,673

Total non-current liabilities	7,805	7,458

Total liabilities	17,182	18,903

Shareholders’ equity:
Preferred stock, $1 par value, shares authorized-1,000,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized; 7,039,100 issued for 2003 and 2002	2,345	2,345
Paid-in capital	19,772	19,772
Retained earnings	38,003	38,049
Accumulated other comprehensive income	22	35
Treasury stock, at cost (619,323 shares for 2003 and 619,323 shares for 2002)	(3,922)	(3,922)

Total shareholders’ equity	56,220	56,279

Total liabilities and shareholders’ equity	$73,402	$75,182

See notes to condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended (Unaudited)
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income (loss)	$(46)	$385
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,555	1,446
Loss on cash surrender value (CSV) of life insurance	26	123
Changes in assets and liabilities:
Receivables	8,210	13,310
Inventories	(3,231)	733
Other current assets	(1,273)	(838)
Other assets	(1,225)	(412)
Accounts payable	1,525	3,217
Deferred compensation	347	260
Accrued liabilities	(3,593)	(4,677)

Net cash flows from operating activities	2,295	13,547

Cash flows used in investing activities:
Long-term loan receivable	(1,450)	—
Capital expenditures	(698)	(1,602)
CSV life insurance premiums	(292)	(291)

Net cash flows used in investing activities	(2,440)	(1,893)

Cash flows from financing activities:
Net repayments under the line-of-credit agreement	—	(11,445)
Transactions related to exercise of options, net	—	111

Net cash flows used in financing activities	—	(11,334)

Net increase (decrease) in cash	(145)	320
Cash at beginning of period	2,829	675

Cash at end of period	$2,684	$995

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$60	$162
Taxes	$530	$600

See notes to condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the three month and six month periods ended June 30, 2003 and 2002

(Unaudited)

The condensed consolidated financial statements included herein have been prepared by Cobra Electronics Corporation (the “Company” or “Cobra”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Consolidated Balance Sheet as of December 31, 2002 has been derived from the audited consolidated balance sheets as of that date. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—The Company designs and markets consumer electronics products, which it sells under the COBRA brand name principally in the United States, Canada and Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong and South Korea. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a vendor’s inability to fulfill its commitments to the Company.

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

Long-Lived Assets—Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates an impairment, the carrying amount of such assets are reduced to estimated fair value.

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

Stock Options—The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized as options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Had compensation cost been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires measuring compensation cost at the fair value of the options granted, the Company’s net income (loss) and net income (loss) per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30 (Unaudited)		Six Months Ended June 30 (Unaudited)
	2003	2002	2003	2002
Net income (loss), as reported	$407	$621	$(46)	$385
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(42)	(66)	(88)	(120)

Pro forma net income (loss)	$365	$555	$(134)	$265

Net income (loss) per common share:

Basic—as reported	$0.06	$0.10	$(0.01)	$0.06
Basic—pro forma	0.06	0.09	(0.02)	0.04

Diluted—as reported	$0.06	$0.09	$(0.01)	$0.06
Diluted—pro forma	0.06	0.08	(0.02)	0.04

The fair value of each option, for each period, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividends; expected volatility ranging from 43 to 45 percent; risk-free interest rate ranging from 4.0 to 6.8 percent; and expected lives of 5 or 10 years.

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

(2) PURCHASE ORDERS AND COMMITMENTS

At June 30, 2003 and 2002, the Company had outstanding inventory purchase orders with suppliers totaling approximately $27.4 million and $40.2 million, respectively. The decrease reflected timing of receipts, as well as stricter inventory management at June 30, 2003 in light of an uncertain economic environment.

(3) EARNINGS PER SHARE

	For the Three Months Ended (Unaudited)		For the Six Months Ended (Unaudited)
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Income (loss):
Income (loss) available to common shareholders (thousands)	$407	$621	$(46)	$385
Basic earnings (loss) per share:
Weighted-average shares outstanding	6,419,777	6,348,677	6,419,777	6,331,958

Basic earnings (loss) per share	$0.06	$0.10	$(0.01)	$0.06

Diluted earnings (loss) per share:
Weighted-average shares outstanding	6,419,777	6,348,677	6,419,777	6,331,958
Dilutive shares issuable in connection with stock option plans	442,900	803,500	442,900	761,000
Less: shares purchasable with proceeds	(375,597)	(582,479)	(379,508)	(576,158)

Total	6,487,080	6,569,698	6,483,169	6,516,800

Diluted earnings (loss) per share	$0.06	$0.09	$(0.01)	$0.06

(4) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six months ended June 30, 2003 and June 30, 2002 was as follows (in thousands):

	For the Three Months Ended (Unaudited)		For the Six Months Ended (Unaudited)
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income (loss)	$407	$621	$(46)	$385
Other comprehensive income (loss):
Foreign currency translation adjustments (no tax effect)	11	18	22	18
Unrealized loss on derivative forward contract transactions, net of tax	—	(52)	—	(52)

Other comprehensive income (loss), net of tax	11	(34)	22	(34)

Total comprehensive income (loss)	$418	$587	$(24)	$351

(5) NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment on Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for all contracts entered into or modified after June 30, 2003. SFAS No. 149 clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has determined that SFAS No. 149 has no impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances). The Company is not currently the issuer of any financial instruments that would qualify under SFAS No. 150. Therefore, the Company has determined that the adoption of this pronouncement did not have an impact on its financial statements.

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

The Company’s current hedging activity is limited to foreign currency purchases. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be affected adversely by changes in exchange rates. The Company hedges these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the instruments are carried at fair value in the Condensed Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the three months and six months ended June 30, 2003.

(7) INTANGIBLE ASSETS

Intangible assets are included in “Other assets” in the Condensed Consolidated Balance Sheets and consist of the following at June 30, 2003 and December 31, 2002 (in thousands):

	June 30, 2003 (Unaudited)	December 31,2002 (Unaudited)
Internal use software	$1,553	$1,541
Less accumulated amortization	(1,385)	(1,265)

	168	276

Trademarks	852	852
Less accumulated amortization	(247)	(229)

	605	623

Patents and technology and software licenses	1,303	1,078
Less accumulated amortization	(129)	(117)

	1,174	961

Product software	1,971	601
Less accumulated amortization	(64)	—

	1,907	601

Total	$3,854	$2,461

These assets are generally amortized over their estimated lives ranging from 3 years to 20 years. The product software and technology license assets will be amortized when applicable GPS sales commence based on the percentage of revenues generated in each reporting period to the total revenues expected over the GPS product life cycle. The software license asset will be amortized when applicable GPS sales commence according to units sold during the contract period based on the contract royalty rate as the software license waives royalties on the initial sale of products using the software, up to the cost of the software license. Total amortization expense for the three months and six months ended June 30, 2003 was $139,000 and $214,000, respectively and for the three months and six months ended June 30, 2002 was $79,000 and $178,000, respectively.

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

All of Cobra’s current line of radar detectors are compliant with the FCC’s new rules. However, prior year’s models of Cobra’s 6 Band™ and 9 Band™ radar detectors that remained in the inventory of Cobra or its customers were no longer permitted to be sold on or after October 27, 2002. Radar detectors currently in use by consumers are not affected by this ruling.

As of June 30, 2003, Cobra had approximately $2.0 million of these radar detectors in inventory, which are being modified to comply with the FCC rules. Management believes that these products will be sold at or above cost.

(9) CONTINGENCIES

The Company warrants to the purchaser of its products that it will repair or replace, without charge, defective products. Consequently, it maintains a warranty reserve, which reflects historical warranty returns rates by product category multiplied by the most recent six months of unit sales of that model and the unit standard cost of the model. A roll-forward of the warranty reserve is as follows (in thousands):

	Six months ended June 30, 2003 (Unaudited)	Year ended December 31, 2002 (Unaudited)
Accrued product warranty costs, beginning of period	$2,137	$2,721
Warranty expense	1,500	4,895
Warranty expenditures	(2,539)	(5,479)

Accrued product warranty costs, end of period	$1,098	$2,137

(10) LONG-TERM LOAN RECEIVABLE

On February 6, 2003, the Company entered into a loan agreement with Horizon Navigation, Inc. (“Horizon”), a California corporation and vendor to the Company. The outstanding loan receivable balance as of June 30, 2003 was $1,450,000, which includes approximately $25,000 of interest and is included in “Other assets” on Cobra’s Condensed Consolidated Balance Sheets. Horizon may borrow up to $2,000,000 per annum, up to an aggregate amount of $6,000,000 at December 31, 2005. The loan accrues interest at a variable rate at a fixed margin above the prime rate. The loan agreement provides that the interest will be added to the principal amount of the loan. The outstanding principal amount, together with all accrued and unpaid interest, will be due on December 31, 2005. The loan is collaterized by all of the assets of Horizon. Certain amounts of callable and non-callable warrants to purchase shares of common stock of Horizon are issued to the Company each time the Company makes loans to Horizon in excess of specified amounts.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Second Quarter 2003 vs. Second Quarter 2002:

For the second quarter ended June 30, 2003, the Company reported net income of $407,000, or $0.06 per diluted share, compared to net income of $621,000, or $0.09 per diluted share, in the second quarter of 2002. The lower net income in the second quarter of 2003 resulted from lower net sales partially offset by a higher gross margin and lower operating expenses as discussed below.

Net sales for the second quarter of 2003 decreased to $26.6 million, from net sales of $36.3 million in the second quarter of 2002. The decrease in net sales was due in part to retailer reluctance to build inventories in an uncertain economic climate as well as intensified price competition in the two-way radio market. In addition, in late 2002, the Company chose not to do business with two customers, which represented $4.6 million in sales in the second quarter of 2002. Partially offsetting this decline were the first sales of the Company’s handheld GPS products and a $1.0 million increase in European sales, before the effect of favorable currency movements.

Gross margin increased in the second quarter of 2003 to 29.1% from 25.4% in the second quarter of 2002. This was primarily as a result of improved inventory management in Detection products (contributing approximately 1.7 points), as well as the favorable currency movements in Europe (contributing approximately 0.8 points).

Selling, general and administrative expenses decreased $1.0 million in the second quarter of 2003 from the same period a year ago. The main contributor to this decrease was the decline in variable selling expenses associated with the decline in sales. Management has also implemented a cost containment program to limit fixed expenses.

The $18,000 decline in interest expense resulted from lower average debt levels and lower average interest rates. The $25,000 decrease in other income was due to lower vendor royalty income and additional bank loan fees, partially offset by a gain on investments for the cash surrender value of life insurance policies compared to a loss in the prior year’s quarter.

The Company had income tax expense of $272,000 in the second quarter of 2003 compared to $492,000 in the second quarter of 2002. The effective tax rate was 40.1% for the second quarter compared to 44.2% for the same period of

2002. The higher rate in the second quarter of 2002 resulted from the lower tax benefit rate on losses from the Company’s European subsidiary.

Six months ended June 30, 2003 vs. Six months ended June 30, 2002:

The Company’s net loss was $(46,000), or $(0.01) per diluted share for the six months ended June 30, 2003 compared to a net income of $385,000, or $0.06 per diluted share in the same period a year ago. The 2003 net loss compared to the net income from 2002 resulted from lower sales partially offset by a higher gross margin and lower operating expenses as discussed below.

Net sales for the six months ended June 30, 2003 decreased to $47.2 million, from net sales of $57.3 million for the same period of 2002. The drop in net sales was due in part to retailer reluctance to build inventories in an uncertain economic climate as well as intensified price competition in the two-way radio market. In addition, in late 2002, the Company chose not to do business with two customers, which represented $6.4 million in net sales for the six months ended June 30, 2002. Sales of Detection products decreased by $2.9 million for the six month period ended June 30, 2003. The greater sales in the same period of 2002 resulted from the Company’s sale of large quantities of older models in anticipation of the FCC ruling on radar detector emissions (see note 8 to the condensed consolidated financial statements). Partially offsetting the total decline was a $2.0 million increase in sales of Citizens Band radios that resulted from significant sales of a new special edition Harley Davidson model only offered in the first six months of 2003.

Gross margin increased during the period to 27.3% from 24.4%, primarily as a result of improved inventory management in Detection products as well as favorable currency movements in Europe.

Selling, general and administrative expenses decreased $304,000 in the six months ended June 30, 2003 from the same period a year ago. The main contributor to this decrease was the decline in variable selling expenses associated with the decline in sales. Management has also implemented a cost containment program to limit fixed expenses. The decrease was net of a one time benefit of $521,000 in the first six months of 2002 resulting from the Company reducing its bad debt reserve as a result of an increase in its customer receivable accounts covered by credit insurance.

The $80,000 decline in interest expense resulted from lower average debt levels and lower average interest rates. The decrease in other income was due to lower vendor royalty income and additional bank loan fees, partially offset by a gain on investments for the cash surrender value of life insurance policies compared to a loss in the same period a year ago.

For the six months ended June 30, 2003, the Company had an income tax benefit of $35,000 compared to a $335,000 tax expense for the six months ended June 30, 2002. The effective tax rate was 43.2% for the six months ended June 30, 2003 compared to 46.5% for the six months ended June 30, 2002. The higher rate in the first six months of 2002 resulted from the lower tax benefit rate on losses from the Company’s European subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

On January 31, 2002, the Company executed a new three-year revolving credit agreement permitting borrowings of up to $55 million with three financial institutions. Borrowings and letters of credit issued under the agreement are secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. The credit agreement was amended as of February 18, 2003 to address certain covenant violations then existing, to decrease the earnings requirements for each calendar quarter through March 31, 2004 and to provide for increased permitted capital expenditures in 2003. The amendment also increased the fee on letters of credit from 1.0% to 1.25%. Loans outstanding under the credit agreement bear interest, at the Company’s option, at the prime rate or at LIBOR plus 200 basis points. The credit agreement specifies that the Company may not pay cash dividends and contains certain financial and other covenants, including a requirement that James R. Bazet continue as CEO of the Company. At June 30, 2003, the Company had approximately $20.8 million available under the credit agreement based on asset advance formulas.

Net cash flows generated cash of $2.3 million during the first half of 2003 primarily due to a decrease in accounts receivable, which was partially offset by a decrease in accrued liabilities and an increase in inventories. The lower accounts receivable reflected higher collections activity and lower sales volume. Accrued liabilities decreased due to lower required accruals for commissions, sales promotion costs and product warranty, which were driven mainly by lower sales volume, as well as a decrease in other accrued liabilities, reflecting income tax payouts from 2002. The increase in inventory can be attributed to building inventories for the expected seasonal increase in sales in the second half of 2003 and also reflects timing of receipts from vendors.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2003 to fund its working capital needs.

Investing activities required cash of $2.4 million in the first half of 2003, principally related to the loan to Horizon (see note 10 to the condensed consolidated financial statements), the purchase of tooling and the annual premiums paid for officers’ life insurance premiums.

The Company believes that for the foreseeable future, it will be able to continue to fund its operations with cash generated from operations using existing or similar future bank credit agreements to fund its seasonal working capital needs.

At June 30, 2003 and 2002, the Company had outstanding inventory purchase orders with suppliers totaling approximately $27.4 million and $40.2 million, respectively. The decrease reflected timing of receipts, as well as stricter inventory management at June 30, 2003 in light of an uncertain economic environment.

For a discussion of the Company’s critical accounting policies, please refer to its Annual Report on Form 10-K for the year ended December 31, 2002.

In April 2003, the FASB issued SFAS No. 149, “Amendment on Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for all contracts entered into or modified after June 30, 2003. SFAS No. 149 clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has determined that SFAS No. 149 has no impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances). The Company is not currently the issuer of any financial instruments that would qualify under SFAS No. 150. Therefore, the Company has determined that the adoption of this pronouncement did not have an impact on its financial statements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign exchange rates. The Company does not have any interest rate exposure at June 30, 2003, as there is no outstanding debt. However, debt incurred under the Company’s credit agreement is priced at interest rates that float with the market, which therefore minimizes interest rate risk exposure.

The Company’s suppliers are located in foreign countries, principally in Asia. The Company made approximately 16.1% of its sales outside the United States, principally in Europe and Canada, in the second quarter of 2003. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in U.S. dollars, except for some of the billings of its European business, which are conducted in euros. The Company does not use derivative financial or commodity instruments for trading or speculative purposes; however, forward contracts are occasionally used for hedging some euro denominated transactions for the Company’s European business. Please refer to note 6 to the condensed consolidated financial statements, which is incorporated herein by reference.

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

Item 4. Controls and Procedures

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

a)	The 2002 Annual Meeting of Shareholders was held on May 13, 2003.

b);	c)

The following persons were elected Directors of the Company to serve until the annual meeting of the term specified below:

Name	Class	Votes for	Votes withheld	Term
James W. Chamberlain	II	5,822,814	86,850	2006
Henry G. Chiarelli	II	5,822,814	86,850	2006

The Class I Directors continuing in office until the 2005 Annual Meeting of Shareholders are James R. Bazet, Barry S. Rosenstein and Harold D. Schwartz. The Class III Directors continuing in office until the 2004 Annual Meeting of Shareholders are Ian R. Miller, William P. Carmichael, and Carl Korn.

d)	Not applicable

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit 10-26 Amendment No. 3 to the Loan and Security Agreement Dated As of January 31, 2002 Among LaSalle Bank National Association, As a Lender and As Agent for the Lenders, the Lenders and Cobra Electronics Corporation.

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

On May 1, 2003, the Company filed a current report on Form 8-K relating to the Company’s First Quarter Earnings Release dated as of March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By:	/S/ MICHAEL SMITH
Michael Smith
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated:  August 14, 2003

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10-26	Amendment No. 3 to the Loan and Security Agreement Dated As of January 31, 2002 Among LaSalle Bank National Association, As a Lender and As Agent for the Lenders, the Lenders and Cobra Electronics Corporation.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.