Form 10-Q
period 2003-09-30
COBRA ELECTRONICS CORP
filed 2003-11-14
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of shares of Common Stock of Registrant outstanding at November 7, 2003: 6,419,777

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	For the Three Months Ended (Unaudited)		For the Nine Months Ended (Unaudited)
	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002
Net sales	$26,304	$35,924	$73,481	$93,231
Cost of sales	19,232	27,528	53,538	70,851

Gross profit	7,072	8,396	19,943	22,380
Selling, general and administrative expenses	6,615	7,729	19,483	20,900

Operating income	457	667	460	1,480
Other income (expense):
Interest expense	(43)	(43)	(103)	(183)
Other, net	238	(70)	214	(23)

Income before taxes	652	554	571	1,274
Tax provision	261	216	226	551

Net income	$391	$338	$345	$723

Net income per common share:
Basic	$0.06	$0.05	$0.05	$0.11
Diluted	$0.06	$0.05	$0.05	$0.11
Weighted average shares outstanding:
Basic	6,420	6,407	6,420	6,357
Diluted	6,506	6,553	6,491	6,515
Cash dividends	None	None	None	None

See notes to condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	As of Sept 30, 2003 (Unaudited)	As of December 31, 2002 (Unaudited)
ASSETS:
Current assets:
Cash	$2,360	$2,829
Receivables, less allowance for claims and doubtful accounts of $535 at September 30, 2003, and $1,179 at December 31, 2002	15,250	24,784
Inventories, primarily finished goods	30,466	20,956
Deferred income taxes	6,552	6,552
Other current assets	4,737	3,868

Total current assets	59,365	58,989

Property, plant and equipment, at cost:
Land	330	330
Building and improvements	4,460	4,542
Tooling and equipment	21,035	19,865

	25,825	24,737
Accumulated depreciation	(19,160)	(17,317)

Net property, plant and equipment	6,665	7,420

Other assets:
Cash surrender value of officers’ life insurance policies	6,468	5,966
Other	6,055	2,807

Total other assets	12,523	8,773

Total assets	$78,553	$75,182

See notes to condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	As of Sept 30, 2003 (Unaudited)	As of December 31, 2002 (Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$5,324	$4,292
Accrued salaries and commissions	727	881
Accrued advertising and sales promotion costs	1,340	2,002
Accrued product warranty costs	917	2,137
Other accrued liabilities	1,302	2,133

Total current liabilities	9,610	11,445

Non-current liabilities:
Deferred compensation	4,300	3,785
Deferred income taxes	3,673	3,673
Long term debt	4,359	—

Total non-current liabilities	12,332	7,458

Total liabilities	21,942	18,903

Shareholders’ equity:
Preferred stock, $1 par value, shares authorized-1,000,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized; 7,039,100 issued for 2003 and 2002	2,345	2,345
Paid-in capital	19,772	19,772
Retained earnings	38,394	38,049
Accumulated other comprehensive income	22	35
Treasury stock, at cost (619,323 shares for 2003 and 2002)	(3,922)	(3,922)

Total shareholders’ equity	56,611	56,279

Total liabilities and shareholders’ equity	$78,553	$75,182

See notes to condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended (Unaudited)
	Sept 30, 2003	Sept 30, 2002
Cash flows from (used in) operating activities:
Net income	$345	$723
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,181	2,084
(Gain) loss on cash surrender value (CSV) of life insurance	(210)	151
Changes in assets and liabilities:
Receivables	9,534	16,496
Inventories	(9,510)	(1,772)
Other current assets	(961)	(863)
Other assets	(1,810)	(324)
Accounts payable	1,032	1,847
Deferred compensation	515	445
Accrued liabilities	(2,867)	(4,683)

Net cash flows from (used in) operating activities	(1,751)	14,104

Cash flows used in investing activities:
Long term loan receivable	(1,699)	—
Capital expenditures	(1,086)	(1,983)
CSV life insurance premiums	(292)	(291)

Net cash flows used in investing activities	(3,077)	(2,274)

Cash flows from (used in) financing activities:
Net borrowings (repayments) under the line-of-credit agreement	4,359	(11,460)
Transactions related to exercise of options, net	—	510

Net cash flows from (used in) financing activities	4,359	(10,950)

Net (decrease) increase in cash	(469)	880
Cash at beginning of period	2,829	675

Cash at end of period	$2,360	$1,555

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$103	$232
Taxes	$530	$600

See notes to condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the three month and nine month periods ended September 30, 2003 and 2002

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

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business–The Company designs and markets consumer electronics products, which it sells under the COBRA brand name principally in the United States, Canada and Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong and South Korea. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a vendor’s inability to fulfill its commitments to the Company.

Principles of Consolidation–The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Translation of Foreign Currencies–Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at quarter end. The resulting translation adjustments are included in stockholders’ equity as accumulated other comprehensive income. Revenues and expenses are translated at average exchange rates prevailing during the quarter. Gains or losses on foreign currency transactions and the related tax effects are reflected in net income.

Use of Estimates–The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period that are largely based on the current business conditions, including economic climate, revenue growth, sales returns rates, net realizable value of returned products and changes in certain working capital amounts. The Company believes its estimates and assumptions are reasonable. However, actual results and the timing of the recognition of such amounts could differ from those estimates.

Inventories–Inventories are recorded at the lower of cost, on a first-in, first-out basis, or market.

Depreciation–Depreciation of buildings, improvements, tooling and equipment is computed using either straight-line or units of production methods over the following estimated useful lives:

Classification	Life
Buildings	30 years
Building improvements	20 years
Motor vehicles	3–5 years
Equipment	5–10 years
Tools, dies and molds	1.5–3 years

Long-Lived Assets–Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates an impairment, the carrying amount of such assets are reduced to estimated fair value.

Research, Engineering and Product Development Expenditures–Research, engineering and product development expenditures are expensed as incurred.

Software Related to Products to be Sold–The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell. Such costs are capitalized and deferred as intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Such costs consist of expenditures incurred after technological feasibility of the software has been established and a working model of the product developed and consist principally of coding and related costs. Such costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the product life cycle.

Stock Options–The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized as options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Had compensation cost been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires measuring compensation cost at the fair value of the options granted, the Company’s net income and net income per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended Sept 30 (Unaudited)		Nine Months Ended Sept 30 (Unaudited)
	2003	2002	2003	2002
Net income, as reported	$391	$338	$345	$723
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(35)	(66)	(128)	(189)

Pro forma net income	$356	$272	$217	$534

Net income per common share:

Basic — as reported	$0.06	$0.05	$0.05	$0.11
Basic — pro forma	0.06	0.04	0.03	0.08

Diluted — as reported	$0.06	$0.05	$0.05	$0.11
Diluted — pro forma	0.05	0.04	0.03	0.08

The fair value of each option, for each period, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividends; expected volatility ranging from 43 to 45 percent; risk-free interest rate ranging from 4.0 to 6.8 percent; and expected lives of 5 or 10 years.

Income Taxes–The Company provides for income taxes under the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recorded based on the expected tax effects of future taxable income or deductions resulting from differences in the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when necessary to reduce net deferred tax assets to the amount considered more likely than not to be realized.

Revenue Recognition–Revenue from the sale of goods is recognized at the time of shipment, except for revenue from sales of products to certain of those customers whose contractual terms specify FOB destination. Revenue from sales of products to these customers is recognized at the estimated time of receipt by the customer (estimated based on the average shipping time for all such customers), when title and risk of loss would pass to the customer. Obligations for sales returns and allowances and product warranties are recognized at the time of sale on an accrual basis.

Reclassification–Certain previously reported amounts have been reclassified to conform to the current period presentation.

(2) PURCHASE ORDERS AND COMMITMENTS

At September 30, 2003 and 2002, the Company had outstanding inventory purchase orders with suppliers totaling approximately $20.0 million and $30.9 million, respectively. The decrease primarily reflected timing of receipts.

(3) EARNINGS PER SHARE

	For the Three Months Ended (Unaudited)		For the Nine Months Ended (Unaudited)
	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002
Income:
Income available to common shareholders (thousands)	$391	$338	$345	$723
Basic earnings per share:
Weighted-average shares outstanding	6,419,777	6,407,412	6,419,777	6,357,386

Basic earnings per share	$0.06	$0.05	$0.05	$0.11

Diluted earnings per share:
Weighted-average shares outstanding	6,419,777	6,407,412	6,419,777	6,357,386
Dilutive shares issuable in connection with stock option plans	519,400	691,400	442,900	691,400
Less: shares purchasable with proceeds	(433,179)	(545,776)	(372,168)	(533,413)

Total	6,505,998	6,553,036	6,490,509	6,515,373

Diluted earnings per share	$0.06	$0.05	$0.05	$0.11

(4) COMPREHENSIVE INCOME

Comprehensive income for the three and nine months ended September 30, 2003 and September 30, 2002 was as follows (in thousands):

	For the Three Months Ended (Unaudited)		For the Nine Months Ended (Unaudited)
	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002
Net income	$391	$338	$345	$723
Other comprehensive income (loss):
Foreign currency translation adjustments (no tax effect)	—	(2)	22	16
Unrealized gain (loss) on derivative forward contract transactions, net of tax	—	24	—	(28)

Other comprehensive income (loss), net of tax	—	22	22	(12)

Total comprehensive income	$391	$360	$367	$711

(5) NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 is an interpretation of Accounting Research Bulletin No. 51 and revises the requirements for consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest acquired before February 1, 2003, and has not previously reported in accordance with FIN 46. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period and to nonpublic enterprises as of the end of the applicable annual period. It may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is currently assessing the effects of adoption of FIN 46 as it pertains to the Company’s various agreements with Horizon Navigation, Inc.

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

The Company’s current hedging activity is limited to foreign currency purchases. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be affected adversely by changes in exchange rates. The Company hedges these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the instruments are carried at fair value in the Condensed Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the three months and nine months ended September 30, 2003.

(7) INTANGIBLE ASSETS

Intangible assets are included in “Other assets” in the Condensed Consolidated Balance Sheets and consist of the following at September 30, 2003 and December 31, 2002 (in thousands):

	Sept 30, 2003 (Unaudited)	December 31, 2002 (Unaudited)
Internal use software	$1,555	$1,541
Less accumulated amortization	(1,422)	(1,265)

	133	276

Trademarks	852	852
Less accumulated amortization	(256)	(229)

	596	623

Patents and technology and software licenses	1,514	1,192
Less accumulated amortization	(146)	(117)

	1,368	1,075

Product software	2,276	487
Less accumulated amortization	(35)	—

	2,241	487

Total	$4,338	$2,461

These assets are generally amortized over their estimated lives ranging from 3 years to 20 years. The product software and technology license assets relate to the Company’s development of GPS products and are being amortized when the applicable GPS product is sold, based on the percentage of revenues generated in each reporting period to the total revenues expected over the GPS product life cycle. The software license assets also relate to the Company’s development of GPS products and are being amortized when the applicable GPS sales commence according to units sold during the contract period based on the contract royalty rate. The software license waives royalties on the initial sale of products using the software, up to the cost of the software license. Total amortization expense for the three months and nine months ended September 30, 2003 was $34,000 and $248,000, respectively, and for the three months and nine months ended September 30, 2002 was $95,000 and $272,000, respectively.

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

As of September 30, 2003, Cobra had approximately $1.7 million of these radar detectors in inventory, which are being modified to comply with the FCC rules. Management believes that these products will be sold at or above cost.

(9) CONTINGENCIES

The Company provides a warranty for its products under which the Company will repair or replace, without charge, defective products. The Company also allows its customers to return defective product that has been returned by the consumer. Consequently, it maintains a warranty reserve, which reflects historical warranty returns rates by product category multiplied by the most recent six months of unit sales of that model and the unit standard cost of the model. A roll-forward of the warranty reserve is as follows (in thousands):

	Nine months ended Sept 30, 2003 (Unaudited)	Year ended December 31, 2002 (Unaudited)
Accrued product warranty costs, beginning of period	$2,137	$2,721
Warranty expense	2,689	4,895
Warranty expenditures	(3,909)	(5,479)

Accrued product warranty costs, end of period	$917	$2,137

(10) LONG-TERM LOAN RECEIVABLE

On January 8, 2003, the Company entered into a loan agreement with Horizon Navigation, Inc. (“Horizon”), a California corporation and vendor to the Company, that was subsequently modified on February 6, 2003. The outstanding loan receivable balance as of September 30, 2003 was $1,699,000, which includes approximately $49,000 of interest and is included in “Other assets” on Cobra’s Condensed Consolidated Balance Sheets. Horizon may borrow up to $2,000,000 per annum, up to an aggregate amount of $6,000,000 at December 31, 2005. The loan accrues interest at a variable rate at a fixed margin above the prime rate. The loan agreement provides that the interest will be added to the principal amount of the loan. The outstanding principal amount, together with all accrued and unpaid interest, will be due on December 31, 2005. The loan is secured by all of the assets of Horizon. Certain amounts of callable and non-callable warrants to purchase shares of common stock of Horizon are issued to the Company each time the Company makes loans to Horizon in excess of specified amounts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Third Quarter 2003 vs. Third Quarter 2002:

For the third quarter ended September 30, 2003, the Company reported net income of $391,000, or $0.06 per diluted share, compared to net income of $338,000, or $0.05 per diluted share, in the third quarter of 2002. Although sales were lower in 2003, the higher net income in the third quarter of 2003 resulted from a higher gross margin, lower operating expenses and higher other income as discussed below.

Net sales for the third quarter of 2003 decreased to $26.3 million from net sales of $35.9 million in the third quarter of 2002. The decline was primarily attributable to a continued decline in two-way radio sales, reflecting retailers’ continued efforts to control inventory levels, as well as declines in average selling price per unit. In addition, in late 2002, the Company chose not to do business with two customers, which represented $2.1 million in sales in the third quarter of 2002, the majority of which was in two-way radios. Partially offsetting this decline were increased sales of Detection products, Citizens Band radios and the Company’s new handheld GPS products.

Gross margin increased in the third quarter of 2003 to 26.9% from 23.4% in the third quarter of 2002. This was primarily as a result of improved inventory management in Detection products and the consequent lower sales of old models at reduced margins (contributing approximately 2.1 percentage points), as well as favorable currency movement in Europe (contributing approximately 0.6 percentage points).

Selling, general and administrative expenses decreased $1.1 million in the third quarter of 2003 from the same period a year ago. The main contributor to this decrease was the decline in variable selling expenses associated with the decline in sales. Management has also implemented a cost containment program to limit fixed expenses.

The $308,000 increase in other income resulted primarily from a gain on investments for the cash surrender value of life insurance policies compared to a loss in the prior year’s quarter.

The Company had income tax expense of $261,000 in the third quarter of 2003 compared to $216,000 in the third quarter of 2002. The effective tax rate was 40.0% for the third quarter compared to 39.0% for the same period of 2002.

Nine months ended September 30, 2003 vs. Nine months ended September 30, 2002:

The Company’s net income was $345,000, or $0.05 per diluted share for the nine months ended September 30, 2003 compared to a net income of $723,000, or $0.11 per diluted share in the same period a year ago. The decrease in 2003 resulted from lower sales partially offset by a higher gross margin, lower operating expenses and higher other income as discussed below.

Net sales for the nine months ended September 30, 2003 decreased to $73.5 million, from net sales of $93.2 million for the same period of 2002. The decline in sales was primarily attributable to a continued decline in two-way radio sales, reflecting retailers’ efforts to control inventory levels, as well as declines in average selling price per unit. In addition, in late 2002, the Company chose not to do business with two customers, which represented $8.4 million in net sales for the nine months ended September 30, 2002, the majority of which was in two-way radios. Sales of Detection products also decreased significantly for the nine-month period ended September 30, 2003. The greater sales in the same period of 2002 resulted from the Company’s sale of large quantities of older models in anticipation of the FCC ruling on radar detector emissions (see note 8 to the condensed consolidated financial statements). Partially offsetting the total decline was an increase in sales of Citizens Band radios that resulted from significant sales of two new special edition models, as well as the initiation of sales of the Company’s new handheld GPS products in 2003.

Gross margin increased during the period to 27.1% from 24.0%, primarily as a result of improved inventory management in Detection products and the consequent lower sales of old models at reduced margins, as well as favorable currency movements in Europe.

Selling, general and administrative expenses decreased $1.4 million in the nine months ended September 30, 2003 from the same period a year ago. The main contributor to this decrease was the decline in variable selling expenses associated with the decline in sales. Management has also implemented a cost containment program to limit fixed expenses. The decrease was net of a one time benefit of $521,000 in the first nine months of 2002 resulting from the Company reducing its bad debt reserve as a result of an increase in its customer receivable accounts covered by credit insurance.

The $80,000 decline in interest expense resulted from lower average debt levels and lower average interest rates. The increase in other income of $237,000 was primarily due to a gain on investments for the cash surrender value of life insurance policies compared to a loss in the same period a year ago.

For the nine months ended September 30, 2003, the Company had an income tax expense of $226,000 compared to $551,000 for the nine months ended September 30, 2002. The effective tax rate was 39.6% for the nine months ended September 30, 2003 compared to 43.3% for the nine months ended September 30, 2002. The higher rate in the first nine months of 2002 resulted primarily from the lower tax benefit rate on losses from the Company’s European subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

On January 31, 2002, the Company executed a new three-year revolving credit agreement permitting borrowings of up to $55 million with three financial institutions. Borrowings and letters of credit issued under the agreement are secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. The credit agreement was amended as of February 18, 2003 to address certain covenant violations then existing, to decrease the earnings requirements for each calendar quarter through March 31, 2004 and to provide for increased permitted capital expenditures in 2003. The amendment also increased the fee on letters of credit from 1.0% to 1.25%. Loans outstanding under the credit agreement bear interest, at the Company’s option, at the prime rate or at LIBOR plus 200 basis points. The credit agreement specifies that the Company may not pay cash dividends and contains certain financial and other covenants, including a requirement that James R. Bazet continue as CEO of the Company. At September 30, 2003, the Company had approximately $21.9 million available under the credit agreement based on asset advance formulas.

Net cash used from operating activities was $1.8 million during the first nine months of 2003 primarily due to an increase in inventories and a decrease in accrued liabilities, which was partially offset by a decrease in accounts receivable. The increase in inventory can be attributed to building inventories for the expected seasonal increase in sales in the fourth quarter of 2003 and also reflects timing of receipts from vendors. Accrued liabilities decreased due to lower required accruals for commissions, sales promotion costs and product warranty, which were driven mainly by lower sales volume, as well as a decrease in other accrued liabilities, reflecting income tax payouts from 2002. The lower accounts receivable reflected higher collections activity and lower sales volume.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2003 to fund its working capital needs.

Investing activities required cash of $3.1 million in the first nine months of 2003, principally related to the loan to Horizon (see note 10 to the condensed consolidated financial statements), the purchase of tooling and the annual premiums paid for officers’ life insurance premiums.

Financing activities generated cash flows of $4.4 million in the first nine months of 2003, reflecting net borrowings under the Company’s line-of-credit agreement.

The Company believes that for the foreseeable future, it will be able to continue to fund its operations with cash generated from operations using existing or similar future bank credit agreements to fund its seasonal working capital needs.

At September 30, 2003 and 2002, the Company had outstanding inventory purchase orders with suppliers totaling approximately $20.0 million and $30.9 million, respectively. The decrease reflected primarily timing of receipts.

For a discussion of the Company’s critical accounting policies, please refer to its Annual Report on Form 10-K for the year ended December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 is an interpretation of Accounting Research Bulletin No. 51 and revises the requirements for consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest acquired before February 1, 2003, and has not previously reported in accordance with FIN 46. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period and to nonpublic enterprises as of the end of the applicable annual period. It may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is currently assessing the effects of adoption of FIN 46 as it pertains to the Company’s various agreements with Horizon Navigation, Inc.

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

The Company is subject to market risk associated principally with changes in interest rates and foreign exchange rates. Interest rate exposure is principally limited to the $4.4 million of debt outstanding under the Company’s credit agreement at September 30, 2003. The debt is priced at interest rates that float with the market, which therefore minimizes interest rate risk exposure. A 50 basis point movement in the interest rate on the floating rate debt would result in approximately a $22,000 annual increase or decrease in interest expense and cash flows.

The Company’s suppliers are located in foreign countries, principally in Asia. The Company made approximately 15.7% of its sales outside the United States, principally in Europe and Canada, in the third quarter of 2003. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in U.S. dollars, except for some of the billings of its European business, which are conducted in euros. The Company does not use derivative financial or commodity instruments for trading or speculative purposes; however, forward contracts are occasionally used for hedging some euro denominated transactions for the Company’s European business. Please refer to note 6 to the condensed consolidated financial statements, which is incorporated herein by reference. A 5% movement in the U.S. dollar/euro exchange rate on the forward contracts outstanding at September 30, 2003 would result in approximately a $61,000 annual increase or decrease in cost of sales and cash flows.

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

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

10-27	License Agreement, dated May 10, 2002, by and between Rand McNally & Company and the Company, including Amendment No. 1 thereto. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24 (b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

Exhibit 31.1 Rule 13a – 14 (a)/15d – 14 (a) Certification of the Chief Executive Officer.

Exhibit 31.2 Rule 13a – 14 (a)/15d – 14 (a) Certification of the Chief Financial Officer.

Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

b)	Reports on Form 8-K

On July 29, 2003, the Company filed a current report on Form 8-K relating to the Company’s Second Quarter Earnings Release dated as of June 30, 2003.

On September 16, 2003, the Company filed a current report on Form 8-K relating to the Company’s dismissal of Deloitte & Touche and the engagement of Grant Thornton as the new independent auditors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ MICHAEL SMITH

Michael Smith
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: November 14, 2003

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10-27	License Agreement, dated May 10, 2002, by and between Rand McNally & Company and the Company, including Amendment No. 1 thereto. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24 (b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

31.1	Rule 13a – 14 (a)/15d – 14 (a) Certification of the Chief Executive Officer.

31.2	Rule 13a – 14 (a)/15d – 14 (a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.