Form 10-K
period 2003-12-31
COBRA ELECTRONICS CORP
filed 2004-03-30
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting and non-voting common equity (only Common Stock) held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2003, was $44,489,055.

The number of shares of Registrant’s Common Stock outstanding as of March 17, 2004 was 6,419,777.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 11, 2004, are incorporated by reference into Part III of this Report.

TABL E OF CONTENTS

PART I

Item 1 .  Business

Ge neral

Cobra Electronics Corporation (the “Company” or “Cobra”), which was incorporated in Delaware in 1961, is a public company traded on The NASDAQ Stock Market under the symbol “COBR”. The Company is a leading manufacturer of two-way mobile communications products in the United States, Canada and Europe, holding the number one or strong number two-position in each of its longstanding product lines and targeting a similar position for businesses entered in 2003, namely hand-held Global Positioning Systems (“GPS”), marine VHF radios and marine power inverters. The Company has a 40-year track record of innovation and the development of award-winning products, and is an industry leader in developing technology applications that serve consumers’ needs. Management believes that the Company’s future success depends upon its ability to predict and respond in a timely and effective manner to changes in the markets it serves. Product performance, reliability, price, availability and service are the main competitive factors. Also, sales are dependent upon timely introduction of new products, which incorporate new features desired by consumers, at competitive prices. Cobra is the number one brand in Citizens Band radios and radar detectors and a strong number two in the worldwide Family Radio Service/General Mobile Radio Service (“FRS/GMRS”) two-way radio category. In 2003, Cobra introduced a line of hand-held GPS devices for recreational use and a line of marine radios and power inverters. In 2004, Cobra will enter into the mobile navigation market with the introduction of its “Plug and Go” mobile navigation devices.

Recent Developme nts

Innovation remains the hallmark of Cobra’s success, as demonstrated by just a few of its recent product introductions and other recent developments.

The PR 4000-2WX model two-way radio, which delivers up to a seven mile range, was one of only 17 products selected to receive Popular Mechanics’ prestigious “Editor’s Choice” award at the 2003 International Consumer Electronics Show.

In the second quarter of 2003, the GPS 100 was introduced followed closely by the introduction of the GPS 500. Both models feature exclusive Accelerated Satellite Acquisition Protocol™ (A.S.A.P™), a technology that uses 18 channels, as opposed to the category standard of 12, to locate a user’s position up to twice as fast as any hand-held GPS technology currently on the consumer market. Additional features of the GPS 100 include 500 waypoints, a route feature and waterproofing. The GPS 500 has two megabytes of built-in memory and features a basemap of the United States, Canada and Europe and a routing feature for up to 20 routes.

Cobra began selling two new radar detectors, the ESD 9570 CS and the ESD 9870 CS, in June and August of 2003, respectively. These two cutting edge models feature an 11th band —the Spectre Alert™ system—that gives an audio and visual alert when it senses the Spectre technology used to detect vehicles using radar detectors. In addition, both models are undetectable by Spectre devices, as are all current Cobra models. Both models received the Design & Engineering Innovations Award at the 2003 International Consumer Electronics Show.

Additionally, in the fourth quarter of 2003, Cobra introduced its first line of marine electronics. The new product line is distinguished by premium features and industry firsts focused on usability and safety. The marine product line consists of fixed and hand-held dual power marine transceivers, as well as marine power inverters.

The GPS 1000 DLX is expected to be available in the first half of 2004, and will mark Cobra’s most advanced entry into the hand-held GPS market. This model incorporates street level mapping capability distinguishing it from the GPS 100 and 500, while including a United States highway map featuring all interstates and downloadable street-level software.

The development of Cobra-branded after-market mobile navigation products continued in 2003 in conjunction with Cobra’s exclusive product development and licensing agreement with Horizon Navigation, Inc. The SKYNAV™ 2000 and 3000, which are both expected to be available in mid-2004, were both awarded the International Consumer Electronics Show Innovations Design and Engineering Showcase Honoree Awards. Also, the SKYNAV 3000 gained national recognition when it was named one of the top 10 products at the 2004 International Consumer Electronics Show by Time Magazine and received an award for best in mobile electronics at the International Consumer Electronics Show. Both the SKYNAV 2000 and 3000 contain street-level detail of the entire United States on an internal hard drive, eliminating the need to download maps from computers. Additionally, “go to” addresses can be easily beamed from a Palm Pilot and similar devices to the SKYNAV 3000. The “Plug and Go” system provides turn-by-turn directions and clear voice guidance to a specific address, intersection, or almost two million points of interest.

Cobra will further its leadership role in extended range two-way radios with the introduction of its redesigned 2004 microTALK™ line. The new product line consists of four 22-channel radios that provide the longest available range in the FRS/GMRS two-way radio category, up to ten miles for the most powerful unit. Along with an extended range, the overall size of the radios has been made smaller, while being redesigned with a more high-tech, contemporary look. Cobra radios feature 22 channels with 38 privacy codes for 836 possible channel combinations, roger beep, call alert and battery saving technology.

Suppliers

One of the Company’s fundamental strengths is its product sourcing ability. Substantially all of the Company’s products are manufactured to its specifications and engineering designs by a number of suppliers, primarily in China, Hong Kong, South Korea and the Philippines. The Company maintains control over the design and production quality of its products through its wholly owned subsidiary in Hong Kong which seeks out new suppliers, monitors technological changes, performs source inspection of key suppliers, provides selected engineering services and expedites shipments from vendors.

Over a period of years, the Company has developed a network of suppliers for its products. To maintain flexibility in product sourcing, all of the Company’s supply contracts with its vendors are terminable by the Company “at will.” While it is the Company’s goal to maintain strong relationships with its current suppliers, management believes that, if necessary, alternate suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends upon the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, under certain limited circumstances, reimburse the Company for lost profits resulting from a vendor’s inability to fulfill its commitments to the Company. The Company negotiates substantially all of its purchases in U.S. dollars to protect itself from currency fluctuations. Assets located outside of the United States, principally Company-owned tooling at suppliers, had a net book value of $2.6 million at December 31, 2003.

Research, engineering and product development expenditures are expensed as incurred. These expenditures amounted to approximately $1,958,000 in 2003, $1,480,000 in 2002 and $1,209,000 in 2001.

Products

The Company operates only in the consumer electronics industry. Principal products include:

•	microTALK FRS and GMRS, PMR two-way radios

•	9 Band™, 10 Band™ and 11 Band™ radar detectors with exclusive Strobe Alert™ technology

•	Citizens Band radios, including those with exclusive SoundTracker® and NightWatch™ technologies

•	HighGear™ accessories

•	GPS hand-held receivers

•	Marine VHF radios and power inverters

The Company competes primarily in the United States with various manufacturers and distributors of consumer electronics products, principally on the basis of product features and price, and expects the market for its products to remain highly competitive. The Company also markets its products in over 30 countries around the world through distributors.

Other than GPS products, the Company does not believe that patents and other intellectual property are of material importance to its products. However, when the Company develops a unique technology (such as VibrAlert™ vibrating technology for two-way radios), patents are applied for to preserve exclusivity, wherever possible. The Company has entered into agreements with various providers and/or developers of intellectual property used in connection with its GPS products, including Horizon Navigation. The Company has negotiated long-term agreements with these parties that guarantee exclusivity with respect to certain product categories and distribution channels, which management believes protect the Company’s rights to the underlying intellectual property. The Company’s microTALK FRS/GMRS two-way radios, 9 Band, 10 Band, and 11 Band detectors with exclusive Strobe Alert technology, SoundTracker and NightWatch Citizens Band radios, HighGear accessories, and GPS devices are marketed under the Cobra brand name.

In 1997, the Company entered the FRS two-way radio market and in the fall of 1998 began selling its new microTALK line. The Company has attained a strong number two market position in the FRS/GMRS two-way radio market. The Company estimates that the domestic market for FRS/GMRS two-way radios in factory net sales in 2003 was approximately $235 million (based on Consumer Electronics Association (CEA) data) compared to $253 million in 2002 (based on CEA data).

FRS/GMRS two-way radios operate on UHF FM frequencies, which allow for an extremely small hand-held radio and exceptionally clear sound that penetrates through buildings and other obstacles. Unlike cellular phones, these radios require no monthly fee and provide coverage even in the most remote areas. Because of their range—up to ten-miles (for certain 2004 GMRS models, which require a license)—and exceptionally clear sound quality, the radios enable families and friends to easily keep in touch in the many situations where they typically get separated and are out of earshot, such as in shopping malls, amusement parks and ski resorts. FRS/GMRS two-way radios also provide parents with an easy way to maintain contact with children when they are outside playing.

In 2001, GMRS two-way radios started to become more of a factor in the market place as consumers demanded a greater operating range than conventional FRS radios could provide. Up until 2004, GMRS radios provided up to a seven-mile range in contrast to the two-mile range of FRS radios; however, in 2004 Cobra will begin selling eight-mile and ten-mile range GMRS two-way radios.

Another key to Cobra’s success in the FRS/GMRS market has been its emphasis on value packs, which include battery chargers, rechargeable batteries and other accessories along with the radios.

The Company’s microTALK two-way radios have innovative features, including incoming call alert that lets one user “ring” another user and talk confirmation tones that subtly let users know when the other party is done talking. Certain models even have a patented VibrAlert™ feature that works like a silent vibrating pager, which makes it perfect for situations where noiseless operation is important or where a ring alert cannot be easily heard. Also, certain models incorporate a ten-channel NOAA all hazards alert radio, which warns of weather, chemical and other civilian emergencies.

In 1999, the Company launched its European line of microTALK radios in the United Kingdom, France, Spain, Germany, Sweden and Finland, and now holds a leading share in the European market. In 2000, as part of its European strategy to be closer to its customers, the Company formed an Irish subsidiary, Cobra Electronics Europe Limited, which is headquartered in Dublin, Ireland. As of December 31, 2003, the Company had 11 distributors serving approximately 22 countries in Europe.

In the second quarter of 2000, Cobra began selling its microTALK FRS radios in Canada, which approved the technology in March 2000, and now holds the number one share of this market. Additionally, Canada is expected to approve the sale of GMRS products sometime in late 2004.

Cobra is the number one brand in the domestic market for integrated radar/laser detectors, which in factory net sales, the Company estimates was approximately $59 million (based on CEA data) in 2003 and $70 million in 2002 (based on CEA data). Cobra commands the number one market share by offering innovative products with the latest technology.

The Company has been a leader in applying laser detection technology, including introducing the industry’s first laser-signal detector and the industry’s first integrated radar/laser detector with 360 degree laser detection capability. The Company was also the first to introduce to the retail channel “intelligent” detection systems capable of alerting drivers with a differentiated signal for each of the frequencies emitted by the Company’s patented, FCC-approved Safety Alert™ transmitter. The Company’s Safety Alert Traffic Warning System is designed to help drivers avoid potentially serious accidents with police, fire, EMS and public utility vehicles.

In late 1999, the Company introduced the world’s first and, then, only line of 9 Band radar detection systems. This line provided detection of two laser systems, Ultra Lyte and ProLaser. In addition, this line was the first to incorporate the exclusive Strobe Alert feature. This technology alerts drivers to the presence of high-speed emergency vehicles equipped with strobe transmitters to control traffic signals. In 2000, the Company introduced the world’s first 10 Band radar detection system, which features a high-speed RISC processor and offers 10 bands of protection, including Cobra’s patented Safety Alert warning system and exclusive Strobe Alert detection. Unlike competing radar detection systems, 10 Band radar detectors enable motorists to detect eight speed-monitoring systems and distinguish between four types of laser systems on the road today, including, LTI 20/20, Ultra Lyte, ProLaser and ProLaser III. In 2001, Cobra introduced the world’s first radar detector incorporating a 10-channel weather radio.

In 2002, the Company introduced the innovative SmartMute™ feature that is standard on Cobra’s 10 Band and 11 Band radar/laser detectors. An enhanced SmartMute feature called Intellimute™ has been made available in 2004. This technology automatically mutes unwanted audible alerts below a driver-set speed, based on engine revolutions per minute.

In 2003, the Company introduced the market’s first 11 Band models, which alert drivers to the Spectre devices used to detect the presence of radar detectors in vehicles. These models also employ SmartPower™ technology, which avoids inadvertent car battery draining that could occur in certain automobiles by not turning the detector off when the vehicle has been turned off.

In 2004, the Company is introducing a new line of radar detectors that incorporates industry-leading technology that increases range and detects the new K and Ka POP Modes. The line will also include IntelliShield™ software that significantly reduces false alerts in densely populated urban areas. The “city mode” has three settings for enhanced false signal rejection.

Because of the popularity of the Company’s unique 9 Band, 10 Band and 11 Band technologies and continued innovations, Cobra was the fastest growing radar detector brand over the past several years and is the market leader.

Cobra is the leading brand in the domestic Citizens Band radio market, which the Company estimates to be approximately $44 million in factory net sales (based on Industrial Marketing Research (IMR) data) in 2003 and $42 million in 2002 (based on IMR data). Approximately 90 percent of this market is for mobile Citizens Band radios, most of which are purchased by professional truck drivers. The remaining part of the domestic market is for hand-held Citizens Band radios used for sport and recreational activities.

The Company has a history of being the technology leader in the Citizens Band radio market. The Company was the first Citizens Band radio marketer to combine a National Weather Service receiver with a mobile Citizens Band radio, enabling motorists to obtain weather and travel information broadcasts. As a major enhancement of this feature, the Company also introduced the industry’s first mobile Citizens Band radio that incorporated an automatic alert feature to warn of National Weather Service emergency advisories. In 1997, the Company introduced its SoundTracker technology. This patented noise reduction technology, which dramatically improved the sound quality of the Citizens Band radios when the Citizens Band radio is in receiving mode, was the first significant product innovation in this category in several years. Additionally, SoundTracker technology allows the user’s voice to break through cluttered airwaves and to be more easily heard when transmitting.

In 1999, the Company introduced a new line of Citizens Band radios featuring an adjustable illuminated front panel. The NightWatch line enhanced drivers’ safety by making it dramatically easier for them to see and adjust their Citizens Band radio controls at night. The vast majority of the nine million mobile Citizens Band radios used by professional truck drivers today are not illuminated despite the fact that these drivers spend a significant amount of time driving at night. In 2003, Cobra introduced its neon-illuminated Streetxtreme™ two-way mobile Citizens Band radio, which is aimed at “Generation Y” drivers as a way to keep in touch while cruising without the expense of monthly service fees.

Additionally, in 2000 Cobra started its HighGear accessories division to develop and market high quality Citizens Band radio microphones and external speakers.

In 2003, Cobra introduced a new line of GPS models incorporating the industry’s first truly user-friendly features, which addressed what has traditionally been the primary barrier to consumer acceptance. The Company estimates that the domestic market for hand-held GPS receivers in factory net sales in 2003 was approximately $325 million (based on data from Allied Business and Frost & Sullivan). The company projects retail growth at 15% to 19% through 2008.

The GPS 100 and GPS 500 models include Cobra’s exclusive A.S.A.P, a technology that accesses 18 channels, as opposed to the category standard of 12, to locate a user’s position up to twice as fast as any other GPS technology in the consumer market. The soon to be introduced GPS 1000 DLX uses A.S.A.P. II technology, which matches the performance of 18 channel technology, but only requires 12 channels, thus reducing power requirements and extending battery life. In addition, Cobra’s GPS 500 and GPS 1000 DLX models include Rand McNally™ mapping software, with worldwide city and state coordinates, Canadian province and European national boundaries. Both models allow users to download points of interest from a personal computer using the optional Rand McNally software and the GPS 1000 DLX allows users to download street-level detail.

In the fourth quarter of 2003, Cobra introduced its first line of entry-level and professional-grade marine electronics. The new product line is distinguished by premium features and industry firsts focused on usability and safety. The marine product line consists of fixed and hand-held dual power marine VHF transceivers, as well as marine power inverters.

Competition

Major competitors of the Company are Motorola, Audiovox and Uniden (FRS/GMRS); Whistler and Escort/Beltronics (Detectors); Uniden, Midland and Radio Shack (Citizens Band radios); Garmin and Magellan (GPS receivers); Icom, Uniden and Standard Radio (Marine products).

Sales and Distribution

Demand for consumer electronics products is somewhat seasonal and varies according to channel of distribution. Historically, sales in the last half of the year are significantly greater than in the first half, reflecting increasing purchases by retailers for various promotional activities that begin mainly in the second quarter and culminate with the holiday selling season. Also, because mass retail accounts make up an increasing portion of the Company’s business, the Company has experienced a shift in orders from the third quarter to the fourth quarter when the mass retailers normally begin their load-in for the holiday selling season. In 2004, the Company is focusing on developing new customers in the marine/outdoor channel that will over time, reduce the fourth quarter seasonality, as sales in this channel tend to peak in the first and second quarters.

Cobra products are distributed through a strong, well-established network of over 300 retailers and distributors located primarily in the United States. Approximately 70 percent of the Company’s sales are made directly to mass marketers, such as consumer electronics specialty stores, large department store-chains, warehouse clubs, office supply chains, television home-shopping, direct-response merchandisers, home centers and specialty stores. Most of the remaining sales are through two-step wholesale distributors that carry Cobra products to fill orders for travel centers, truck stops, small department stores, appliance dealers, duty-free shops on cruise lines and for export. Cobra’s primary sales force is composed of independent sales representatives who work on a straight commission basis. They do not sell products of the Company’s competitors. The Company now estimates that its products are available in more than 38,000 retail outlets. In both Canada and Europe, the Company utilizes distributors, which sell primarily to retailers.

The Company’s mix of customers can shift significantly from year to year and two to three customers generally comprise 25% to 35% of net sales in any one year. However, the specific retailers and distributors that represent those significant customers also vary year to year given the Company’s broad customer base. Customers which exceeded 10% of net sales in any one year are as follows: In 2003, sales to Wal-Mart and Best Buy were 22.3 percent and 13.0 percent of net sales, respectively. In 2002, sales to Best Buy and Wal-Mart were 14.3 percent and 13.3 percent of net sales, respectively. In 2001, sales to Costco Wholesale, K-Mart and Best Buy were 14.4 percent, 12.5 percent and 10.4 percent of net sales, respectively.

International sales, primarily in Canada and Europe, were $14.4 million, $15.1 million and $12.9 million in 2003, 2002 and 2001, respectively. For additional financial information about geographic areas, see Note 11 to the Consolidated Financial Statements.

The Company’s return policies and payment terms are similar to those of other companies serving the consumer electronics market. The Company’s products generally must be shipped within a short time after an order is received and, as a result, order backlog is not significant.

The Company has registered the Cobra trademark in the U.S., most European countries and various other jurisdictions. The Company believes the Cobra trademark, which is indefinitely renewable by the Company, is a significant factor in the successful marketing of its products.

Employees

As of December 31, 2003, the Company employed 132 persons in the U.S. and 15 in its international operations. None of the Company’s employees is a member of a union.

Available Information

The Company’s website address is “www.Cobra.com”. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

Item 2.  Properties

The Company owns one building in Chicago, Illinois containing a total of approximately 93,000 sq. feet of office and warehouse space. The Company has approximately 7,000 sq. feet of leased office space in Hong Kong for its international operations and 1,650 sq. feet of leased office space in Dublin, Ireland for its European operations. The Company believes that these facilities are adequate to meet its current needs.

Item 3.  Legal Proceedings

The Company is subject to various unresolved legal actions and proceedings, which arise, in the normal course of its business. None of these actions is expected to have a material adverse effect on the Company’s business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2003.

Item 4A.  Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name, Age and Present Position	Has Held Present Position Since	Prior Business Experience in Past Five Years
James R. Bazet, 56,	Jan. 1998
President and Chief Executive Officer*

Carl Korn, 82,	Nov. 1961
Chairman*

Anthony Mirabelli, 62,	Feb. 1997
Senior Vice President, Marketing and Sales

Michael Smith, 50, Senior Vice President and Chief Financial Officer	Jan. 2001	Managing Director-Corporate Finance, Mesirow Financial, Inc., 1997-2001.

Gerald M. Laures, 56,	Mar. 1994
Vice President-Finance and Corporate Secretary

*	Is also a director.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Shareholder Matters

The Company’s common stock trades on The NASDAQ Stock Market under the symbol COBR. As of March 5, 2004, the Company had approximately 768 shareholders of record and approximately 1,838 shareholders for whom securities firms acted as nominees. The Company’s common stock is the only class of equity securities outstanding.

Under the terms of its credit agreement, the Company may not pay cash dividends.

STOCK PRICE DATA

	STOCK PRICE RANGE
	2003		2002		2001
Quarter	High	Low	High	Low	High	Low
First	$7.200	$5.840	$8.250	$6.040	$10.313	$5.000
Second	7.100	5.950	9.250	7.400	9.000	6.000
Third	7.340	5.760	8.420	6.180	8.700	4.950
Fourth	7.560	6.250	7.000	5.800	7.110	5.200
Year	7.560	5.760	9.250	5.800	10.313	4.950

Note: Data compiled from The NASDAQ Stock Market Monthly Summary of Activity Reports.

Item 6.  Selected Financial Data

FIVE-YEAR FINANCIAL SUMMARY

Years Ended December 31	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Operating Data:
Net sales	$114,811	$135,840	$150,031	$143,204	$118,693
Gross profit	30,655	34,277	38,989	39,421	30,152
Selling, general and administrative expense	27,515	31,074	28,404	26,600	23,540
Expenses for the terminated Lowrance acquisition	—	—	1,402	—	—
Operating income	3,140	3,203	9,183	12,821	6,612
Tax provision	1,302	1,346	3,594	4,132	1,744
Net income	1,841	1,720	4,685	7,189	3,983

Net Income per share:
Basic	0.29	0.27	0.75	1.17	0.66
Diluted	0.28	0.26	0.73	1.12	0.65

As of December 31:
Total assets	76,233	74,782	89,592	77,761	59,579
Short-term debt	—	—	—	13,376	4,083
Long-term debt	—	—	15,378	—	—
Shareholders’ equity	57,701	55,879	53,972	48,626	41,572
Book value per share	$8.99	$8.70	$8.56	$7.89	$6.80
Shares outstanding	6,420	6,420	6,303	6,166	6,118

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Net sales in 2003 decreased 15.5% to $114.8 million for the year ended December 31, 2003, compared to 2002 as a result of a significant decline in two-way radio sales, both in units and price per unit, reflecting changes in the two-way radio category as a whole. Gross margin increased from 25.2% to 26.7% driven primarily by improved margins in Detection and Citizens Band radios. Operating expenses declined by $3.6 million or 11.5%, reflecting lower sales and the Company’s shift to customers using fewer advertising programs. Net income in 2003 was $1.8 million, or $0.28 per diluted share, compared to $1.7 million, or $0.26 per diluted share for 2002.

The declining trend in the two-way radio market is expected to continue in 2004, albeit at a slower pace. The Company anticipates that this revenue decline will be offset by increased sales in new product categories entered in 2003 and 2004. The Company also expects improvements in gross margins and operating margins, resulting in higher net income in 2004 versus 2003.

Results of Operations

2003 Compared to 2002

The $21.0 million decrease in net sales primarily reflected a significant decline in sales in two-way radio category, both in units and in price per unit. Nearly three-quarters of the decline in Cobra’s two-way radio sales was due to a decline in units sold, mirroring the overall market trends in the category. The remainder of the decline was due to continued declines in average selling prices, again reflecting market trends. Management believes that the industry decline in average selling price was offset somewhat by Cobra’s product mix and merchandising initiatives, including the introduction of longer range GMRS units and the use of value packs.

Certain customers also contributed to the decline in two-way radio sales. Merchandising choices by Costco Wholesale, which selected a competitor for placement in 2003, and Best Buy, which selected certain low-price point models from competitors, contributed to a decline in sales from 2002 of $10.8 million. Additionally, sales to K-Mart declined by $3.1 million, as Cobra imposed credit restrictions subsequent to this company’s bankruptcy filing. Offsetting these declines and providing a market share gain was an increase in two-way radio sales to Wal-Mart, with unit sales increasing by approximately 10%.

Partially offsetting the decline in sales of two-way radios was an increase in sales of Citizens Band radios, driven by the Harley Davidson and Dale Earnhardt limited edition models, and sales from Cobra’s new product categories, hand-held GPS and marine VHF radios and power inverters.

The declining trend in the two-way radio market is expected to continue in 2004, albeit at a slower pace. However, in 2004, the Company expects that increases in sales of new products, including mobile navigation, hand-held GPS and marine radios and inverters, will offset the impact to both net sales and net income of declining two-way radio sales.

Gross margin for 2003 was 26.7% compared to 25.2% in 2002. The increase primarily reflected improved Detection and Citizens Band radio margins on newer models, as well as lower defective return rates for both two-way radios and Detection products. Additionally, the 2002 gross margin was negatively impacted by the Federal Communication Commission’s (“FCC’s”) decision to limit radar detector emissions in the frequency band used by VSAT satellite communications providers as some non-compliant Detection products had to be sold off more quickly at lower prices. Finally, a stronger euro favorably impacted gross margin in 2003.

Selling, general and administrative expense decreased $3.6 million, or 11.5%, and as a percentage of net sales, increased to 24.0% in 2003 from 22.9% in 2002. The decrease reflected lower overall sales, a shift in customer mix to customers using fewer programs, a decline in advertising programs at certain customers and the reversal of $1.2 million of unclaimed program funds from 2002. This decrease was partially offset by increases in bad debt and research and development (“R&D”) expenses. The higher bad debt expense resulted from a one-time reduction of $772,000 in the allowance for claims and doubtful accounts in 2002. The Company purchased insurance on a portion of the outstanding accounts receivable balance beginning in 2000. In 2002, the Company increased the insurance coverage, which resulted in the large reduction in the allowance for claims and doubtful accounts. R&D expense was higher by $478,000, which reflected headcount additions for new product development, both in the U.S. and Hong Kong. The Company anticipates that R&D costs will continue to increase as resources are acquired to support the anticipated growth of the Company’s GPS and marine products.

Interest expense for 2003 was $162,000, which was $66,000 lower than 2002, because of significantly lower average debt in 2003.

Other income increased by $74,000 compared to 2002 primarily due to a higher gain on the cash surrender value of life insurance policies.

Income tax expense decreased $44,000 to $1.3 million in 2003 due to higher deductible permanent items. The effective tax rate was 41.4% in 2003 compared to 43.9% in 2002.

2002 Compared to 2001

The $14.2 million decline in net sales mostly reflected a $15.7 million drop in sales to K-Mart due to the restrictions the Company imposed on this account subsequent to its bankruptcy filing, as well as the difficult economy, which intensified pressure for reduced prices, particularly in the two-way FRS/GMRS radio market. Another factor in the decline in 2002 net sales was the selection by Costco Wholesale of a competitor for an FRS promotion, resulting in a decline in net sales to this account of $15.6 million. Partially offsetting the overall decrease were sales to Wal-Mart, which increased $13.2 million in 2002 and increased international sales (from $12.9 million to $15.1 million), primarily from sales to Canada.

Gross margin for 2002 was 25.2% compared to 26.0% in 2001. The decrease primarily reflected a decline in liquidation prices for FRS and Detection units that were returned by consumers and liquidated, as well as increases in the return rates of FRS and Detection products. Additionally, the FCC’s decision to limit radar detector emissions in the frequency band used by VSAT satellite communications providers affected it to a lesser degree (and was offset by several other items) as some non-compliant Detection products had to be sold off more quickly at lower prices.

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

Liquidity and Capital Resources

On January 31, 2002, the Company executed a new three-year revolving credit agreement for $55 million with three financial institutions. Borrowings and letters of credit issued under the agreement are secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. The credit agreement was amended as of February 18, 2003 to address certain covenant violations then existing and decrease the earnings requirements for each calendar quarter through March 31, 2004 and to provide for increased permitted capital expenditures in 2003. The credit agreement was further amended on February 18, 2004 to extend the term of the agreement to January 31, 2006, address certain covenant violations that would otherwise have occurred, reduce the cost of the credit facility by reducing its size to $45 million and reducing the applicable interest rates, and modify the earnings requirements for each calendar quarter through January 31, 2006. Loans outstanding under the credit agreement, as amended, bear interest, at the Company’s option, at 25 basis points below the prime rate or at LIBOR plus 175 basis points. The credit agreement specifies that the Company may not pay cash dividends and contains certain financial and other covenants, including a requirement that James R. Bazet continue as CEO of the Company. At December 31, 2003, the Company had no interest bearing debt outstanding and approximately $29.2 million available under this credit line based on asset advance formulas.

Net cash flows generated in operating activities were $5.6 million for the year ended December 31, 2003. Operating cash flows were derived principally from net income of $1.8 million, depreciation and amortization of $2.7 million, a decrease in accounts receivable of $2.5 million and deferred taxes of $1.5 million, partially offset by a $2.4 million increase in other assets. Accounts receivable declined because of lower fourth quarter 2003 sales and faster collection cycles. The increase in other assets represented product software development expenditures for both hand-held GPS and mobile navigation, which are also expected to continue in 2004 and beyond. The amortization of these assets is also expected to grow in future years.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2004 to fund its working capital needs.

Alternative minimum tax (“AMT”) credit carryforwards of $305,000 at December 31, 2003 are expected to be used in 2004. Upon utilization of all of its AMT credit carryforwards, the Company will begin making payments in excess of AMT for federal income taxes.

Investing activities required cash of $3.5 million in 2003, principally for funds loaned to Horizon Navigation (see note 10 to the consolidated financial statements), the purchase of tooling and equipment and the annual premiums paid for officers’ life insurance. In 2004, the Company expects cash requirements for investing activities of $4.6 million, some of which will be used to make additional loans to Horizon Navigation and to purchase an estimated $1.5 million new ERP system. There was no cash used in financing activities in 2003, as the Company did not have debt outstanding for most of the year.

The Company believes that for the foreseeable future, it will be able to continue to fund its operations with cash generated from operations using existing or similar future bank credit agreements to fund its seasonal working capital needs.

Total outstanding commitments at December 31, 2003 were as follows: (in thousands)

	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Long-term debt	$—	$—	$—	$—	$—
Operating leases	1,282	316	198	112	656
Purchase obligations	15,099	15,099	—	—	—
Letters of credit	3,418	3,418	—	—	—
Deferred compensation	4,810	254	762	508	3,286

Total	$24,609	$19,087	$960	$620	$3,942

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

Critical accounting policies generally consist of those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumption conditions. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the Company are as follows:

Revenue Recognition    Revenue from the sale of goods is recognized at the time of shipment, except for revenue from sales of products to certain of those customers whose contractual terms specify FOB destination. Revenue from sales of products to these customers is recognized at the estimated time of receipt by the customer (estimated based on the average shipping time for all such customers), when title and risk of loss would pass to the customer. Obligations for sales returns and allowances and product warranties are recognized at the time of sale on an accrual basis as described below.

Sales Returns Reserve    The Company has a policy that allows its customers to return product that was returned to them by their customers. The reserve reflects the sales, cost of sales and gross profit impact of expected returns and related stock adjustments, as well as reducing accounts receivable and increasing inventory for the amount of expected returns. The amount of the reserve is determined by multiplying the sales and cost of sales by product category for the current quarter by historical return rates adjusted for any known changes in key variables affecting these return rates. Thus, judgments must be made regarding whether current return rates will approximate anticipated return rates. This reserve will vary based on the changes in sales, gross margin and historical, as well as anticipated, return rates from quarter to quarter.

Warranty Reserve    The Company provides generally a one year consumer warranty for its products and also allows its customers to return product that has been returned by their customers. Consequently, the Company maintains a warranty reserve, which reflects historical return rates by product category multiplied by the most recent six months of unit sales of that model and the unit standard cost of the model. The Company uses the most recent six months of unit sales in the estimate, as historical experience tells the Company that most returns will occur within six months of the Company’s original sale date. Therefore, judgments must be made based on historical returns rates and how the returned product will be disposed, either by liquidation or return to vendors for credit on new purchases. This reserve may vary based upon the level of sales and changes in historical return rates from quarter to quarter as well as estimated costs of disposal, either liquidation prices or the credit given by vendors.

Liquidation Reserve    The Company maintains a reserve representing the write-down of returned product to net realizable value. Returned inventory is either sold to various liquidators or returned to vendors for credit against similar, new models and depends upon the estimated future demand for the models. Judgments are made as to whether various models are to be liquidated or returned to vendor and, for the former, the liquidation prices expected to be received. This reserve can fluctuate significantly from quarter to quarter depending upon quantities of returned inventory on hand and the estimated liquidation price or vendor credit per unit.

Advertising and Sales Promotion Accrual    The reserve reflects amounts provided to retailers and distributors for advertising and sales promotions. Customer programs, agreed to at the beginning of each year, are mainly variable programs dependent on sales and may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new promotional opportunities. Accruals are made monthly for each customer by multiplying the customer’s estimated program accrual percentage by the customer’s actual sales. Therefore, this accrual will vary depending on a given quarter’s sales and the sales mix of customers from quarter to quarter. In addition, should a customer significantly exceed or fall short of their planned program sales, adjustments may need to be made to the customer’s estimated program accrual percentage due to certain minimum and/or maximum sales thresholds in the customer’s programs. Adjustments may also be necessary periodically for unclaimed customer funds.

Deferred Compensation    Obligations under the deferred compensation plans (most of which are non-qualified defined benefit plans) and annual deferred compensation expense are determined by a number of assumptions. Key assumptions in the determination of obligations under the plans and annual deferred compensation expenses include the discount rate and anticipated compensation for each individual covered by the plans, which in part is dependent upon the anticipated future profitability of the Company. The rate is also dependent on rates used for qualified defined benefit plans. The discount rate used approximates the fixed rate of return the Company earns on the cash surrender value of an insurance policy purchased to fund payments to the retired president and CEO, which represented approximately half of the total obligation of the plans at December 31, 2003. This discount rate was 7% in 2003 and 8% for both 2002 and 2001. The compensation increase assumptions are based on historical experience and anticipated future performance.

Net Realizable Value Reserve    The Company maintains a reserve to write-down certain inventory, except for that covered by the liquidation reserve discussed above, below cost, as necessary. The reserve includes models where it is determined that net realizable value is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models are to be included and the estimated net realizable value. This reserve will vary depending upon the specific models selected, the estimated net realizable value for each model and quantities of each model that are determined will be sold below cost from quarter to quarter.

Software related to products to be sold    The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell. Such costs are capitalized and deferred as intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Such costs consist of expenditures incurred after technological feasibility of the software has been established and a working model of the product developed and consist principally of coding and related costs. Such costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the life of the product life cycle.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See Note 1 to Cobra’s consolidated financial statements included under Item 8, which is incorporated herein by reference, for a complete description of the Company’s significant accounting policies.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 is an interpretation of Accounting Research Bulletin No. 51 and revises the requirements for consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest acquired before February 1, 2003, and has not previously reported in accordance with FIN 46. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period and to nonpublic enterprises as of the end of the applicable annual period. It may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46R was issued in December 2003, revising certain requirements of FIN 46. The Company has determined that FIN 46 has no material impact on its financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment on Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for all contracts entered into or modified after June 30, 2003. SFAS No. 149 clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has determined that SFAS No. 149 has no material impact on its financial statements.

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

Item 7A  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign exchange rates. The Company does not have any interest rate exposure at December 31, 2003, as there is no outstanding debt. However, debt incurred is priced at interest rates that float with the market, which therefore minimizes interest rate exposure.

The Company’s suppliers are located in foreign countries, principally in Asia, and the Company made approximately 12.6% of its sales outside the United States in 2003 compared to 11.1% in 2002. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in U.S. dollars, except for some of the billings of its European business, which are conducted in euros. The Company does not use derivative financial or commodity instruments for trading or speculative purposes, however forward contracts are occasionally used for hedging some euro denominated transactions for the Company’s European business. Please refer to Note 4 in the financial statements, which are incorporated herein by reference. A 5% movement in the U.S. dollar/euro exchange rate on the forward contracts outstanding at December 31, 2003 would result in approximately a $39,000 annual increase or decrease in cost of sales and cash flows.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report or in other Company filings, press releases, or otherwise. Factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas:

•	global economic and market conditions, including continuation of or changes in the current economic environment;

•	ability of the Company to introduce new products to meet consumer needs, including timely introductions as new consumer technologies are introduced, and customer and consumer acceptance of these new product introductions;

•	pressure for the Company to reduce prices for older products as newer technologies are introduced;

•	significant competition in the consumer electronics business, including introduction of new products and changes in pricing;

•	factors related to foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns and effects of fluctuation in exchange rates);

•	our ability to maintain adequate financing, to bear the interest cost of such financing and to remain in compliance with financing covenants;

•	changes in law; and

•	other risk factors, which may be, detailed from time to time in the Company’s SEC filings.

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

Item 8.    Financial Statements and Supplementary Data

Financial statements and quarterly financial data are included in this Annual Report on Form 10-K, as indicated in the index on page 40.

CONSOLIDATED STATEM ENTS OF INCOME

Cobra Electronics Corporation

Years Ended December 31	2003	2002	2001
	(in thousands, except per share amounts)
Net sales	$114,811	$135,840	$150,031
Cost of sales	84,156	101,563	111,042

Gross profit	30,655	34,277	38,989

Selling, general and administrative expense	27,515	31,074	28,404
Expenses for the terminated Lowrance acquisition	—	—	1,402

Operating income	3,140	3,203	9,183

Other income (expense):
Interest expense	(162)	(228)	(787)
Other income (expense), net	165	91	(117)

Income before income taxes	3,143	3,066	8,279
Tax provision	1,302	1,346	3,594

Net income	$1,841	$1,720	$4,685

Net income per common share:
Basic	$0.29	$0.27	$0.75
Diluted	$0.28	$0.26	$0.73

Weighted average shares outstanding:
Basic	6,420	6,373	6,236
Diluted	6,495	6,505	6,403

The accompanying notes are an integral part of these financial statements.

CONSOLIDA TED BALANCE SHEETS

Cobra Electronics Corporation

At December 31	2003	2002
	(in thousands)
ASSETS:
Current assets:
Cash	$4,736	$2,829
Receivables, less allowances for claims and doubtful accounts of $577 in 2003 and $1,179 in 2002	22,437	24,784
Inventories, primarily finished goods	20,668	20,956
Deferred income taxes	5,265	6,552
Other current assets	3,285	3,468

Total current assets	56,391	58,589

Property, plant and equipment, at cost:
Land	330	330
Buildings and improvements	4,464	4,542
Tooling and equipment	21,379	19,865

	26,173	24,737
Accumulated depreciation	(19,466)	(17,317)

Net property, plant and equipment	6,707	7,420

Other assets:
Cash surrender value of officers’ life insurance policies	6,564	5,966
Other	6,571	2,807

Total other assets	13,135	8,773

Total assets	$76,233	$74,782

The accompanying notes are an integral part of these financial statements.

CONSOLIDA TED BALANCE SHEETS (cont.)

Cobra Electronics Corporation

At December 31	2003	2002
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,073	$4,292
Accrued salaries and commissions	1,189	881
Accrued advertising and sales promotion costs	2,766	2,002
Accrued product warranty costs	1,524	2,137
Other accrued liabilities	1,453	2,133

Total current liabilities	10,005	11,445
Non-current liabilities:
Deferred compensation	4,556	3,785
Deferred income taxes	3,836	3,673
Other long term liabilities	135	—

Total non-current liabilities	8,527	7,458

Total liabilities	18,532	18,903

Commitments and contingencies (Notes 5, 9 and 13)
Shareholders’ equity:
Preferred stock, $1 par value, shares authorized-1,000,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized, 7,039,100 issued for 2003 and 2002	2,345	2,345
Paid-in capital	19,772	19,772
Retained earnings	39,890	38,049
Accumulated comprehensive income	16	35

	62,023	60,201
Treasury stock, at cost (619,323 shares for 2003 and 2002)	(3,922)	(3,922)
Officer’s note receivable	(400)	(400)

Total shareholders’ equity	57,701	55,879

Total liabilities and shareholders’ equity	$76,233	$74,782

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATE MENTS OF CASH FLOWS

Cobra Electronics Corporation

Years Ended December 31	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income	$1,841	$1,720	$4,685
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,732	2,738	2,213
Loss (gain) on cash surrender value (CSV) of life insurance	(306)	79	81
Tax benefit from stock options exercised	—	43	228
Deferred taxes	1,450	407	2,443
Loss on sale of fixed assets	2	3	190
Changes in assets and liabilities:
Receivables	2,463	17,014	(5,826)
Inventories	312	1,234	(3,317)
Other current assets	77	(1,049)	712
Other assets	(2,408)	(1,514)	204
Accounts payable	(1,251)	1,357	(465)
Accrued liabilities	(268)	(2,441)	203
Deferred compensation	771	457	360
Other long term liabilities	135	—	—

Net cash flows from operating activities	5,550	20,048	1,711

Cash flows used in investing activities:
Capital expenditures	(1,500)	(2,333)	(3,361)
CSV of life insurance premiums	(292)	(292)	(164)
Long term loan receivable	(1,725)	—	—

Net cash flows used in investing activities	(3,517)	(2,625)	(3,525)

Cash flows from (used in) financing activities:
Net borrowings (repayments) under the line-of-credit agreement	—	(15,378)	2,002
Transactions related to exercise of stock options, net	—	509	433
Transactions related to officer’s note receivable	—	(400)	—

Net cash flows from (used in) financing activities	—	(15,269)	2,435

Effect of exchange rate changes on cash and cash equivalents	(126)	—	—

Net increase in cash	1,907	2,154	621
Cash at beginning of year	2,829	675	54

Cash at end of year	$4,736	$2,829	$675

Supplemental disclosure of cash flow information:
	2003	2002	2001
Cash paid during the year for:
Interest	$162	$277	$837
Income taxes	530	600	572

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Cobra Electronics Corporation

Three Years Ended December 31, 2003	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Officer’s Loan Receivable	Total
	(dollars in thousands)
Balance—January 1, 2001	$2,345	$20,032	$31,644	$(5,395)	—	—	$48,626
Net income	—	—	4,685	—	—	—	4,685
Transactions related to exercise of options, net	—	(361)	—	794	—	—	433
Tax benefit from stock options exercised	—	228	—	—	—	—	228

Balance—December 31, 2001	$2,345	$19,899	$36,329	$(4,601)	—	—	$53,972
Comprehensive Income:
Net income	—	—	1,720	—	—	—	1,720
Accumulated other comprehensive income-foreign currency translation adjustment	—	—	—	—	$35	—	35

Total comprehensive income							1,755
Transactions related to exercise of options, net	—	(170)	—	679	—	—	509
Tax benefit from stock options exercised	—	43	—	—	—	—	43
Officer’s loan receivable	—	—	—	—	—	$(400)	(400)

Balance—December 31, 2002	$2,345	$19,772	$38,049	$(3,922)	$35	$(400)	$55,879
Comprehensive Income:
Net income	—	—	1,841	—	—	—	1,841
Accumulated other comprehensive income-foreign currency translation adjustment	—	—	—	—	(19)	—	(19)

Total comprehensive income							1,822

Balance—December 31, 2003	$2,345	$19,772	$39,890	$(3,922)	$16	$(400)	$57,701

The accompanying notes are an integral part of these financial statements.

NOTES TO C ONSOLIDATED FINANCIAL STATEMENTS

Cobra Electronics Corporation

Three years ended December 31, 2003, 2002 and 2001

(1)  Summary of Significant Accounting Policies

Business—The Company designs and markets consumer electronics products, which it sells primarily under the Cobra brand name principally in the United States, Canada and Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong, South Korea and the Philippines. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a vendor’s inability to fulfill its commitments to the Company.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Translation of Foreign Currencies—Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions and the related tax effects are reflected in net income. The resulting translation adjustments are included in stockholders’ equity as accumulated comprehensive income.

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

Accounts Receivable—The majority of the Company’s accounts receivable are due from retailers and two-step distributors. Credit is extended based on evaluation of a customer’s financial condition, including the availability of credit insurance, and, generally, collateral is not required. Accounts receivable are due within various specific customer terms and are stated at amounts due from customers net of an allowance for claims and doubtful accounts.

The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, availability of credit insurance and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable against the allowance for claims and doubtful accounts when they are judged to be uncollectible, and payments subsequently received on such receivables are credited to customer claims or bad debt expense.

Inventories—Inventories are recorded at the lower of cost, on a first-in, first-out basis, or market.

Advertising and Sales Promotion Expenses—These costs reflect amounts provided to retailers and distributors for advertising and sales promotions and are expensed as incurred. Customer programs, agreed to at the beginning of each year, are mainly variable programs dependent on sales and may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new promotional opportunities. Advertising and sales promotion expenses for the years ended December 31, 2003, 2002 and 2001 totaled $5.7 million, $9.2 million, and $6.4 million, respectively.

Comprehensive Income—The Company reports comprehensive income under the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income includes net income and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the years ended December 31, 2003, 2002 and 2001, other comprehensive income includes only one component, which is the change in the foreign currency translation adjustment.

Concentration of Credit Risk—The Company places temporary cash investments with institutions of high credit quality.

The Company has a broad customer base doing business in all regions of the United States as well as other areas of North America and Europe. In addition, the Company maintains credit insurance for over 60% of its customer base. Consequently, no significant concentration of credit risk is considered to exist.

Depreciation—Depreciation of buildings, improvements, tooling and equipment is computed using the straight-line method over the following estimated useful lives:

Classification	Life
Buildings	30 years
Building improvements	20 years
Motor vehicles	3–5 years
Equipment	5–10 years
Tools, dies and molds	1.5–3 years

Long-Lived Assets—Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates impairment, the carrying amount of such assets is reduced to an estimated fair value.

Research, Engineering and Product Development Expenditures—Research, engineering and product development expenditures are expensed as incurred and amounted to $1,958,000 in 2003, $1,480,000 in 2002 and $1,209,000 in 2001.

Shipping & Handling Costs—Shipping and handling costs are included in cost of goods sold, and the amounts invoiced to customers relating to shipping and handling are included in net sales.

Software Related to Products to be Sold—The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell. Such costs are capitalized and deferred as intangible assets in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Such costs consist of expenditures incurred after technological feasibility of the software has been established and a working model of the product developed and consist principally of coding and related costs. Such costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the life of the product life cycle.

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

	Year Ended December 31
	2003	2002	2001
Net income, as reported	$1,841	$1,720	$4,685
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(153)	(245)	(262)

Pro forma net income	$1,688	$1,475	$4,423

Net income per common share:
Basic—as reported	$0.29	$0.27	$0.75
Basic—pro forma	0.26	0.23	0.71

Diluted—as reported	$0.28	$0.26	$0.73
Diluted—pro forma	0.26	0.23	0.69

The fair value of each option, for each year, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividends; expected volatility ranging from 42 to 45 percent; risk-free interest rate ranging from 4.0 to 6.8 percent; and expected lives of 5 or 10 years.

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

Revenue Recognition—Revenue from the sale of goods is recognized at the time of shipment, except for revenue from sales of products to certain of those customers whose contractual terms specify FOB destination. Revenue from sales of products to these customers is recognized at the estimated time of receipt by the customer (estimated based on the average shipping time for all such customers), when title and risk of loss would pass to the customer. Obligations for sales returns and allowances and product warranties are recognized at the time of sale on an accrual basis.

Reclassification—Certain previously reported amounts have been reclassified to conform to the current period presentation.

Effective January 1, 2002, the Company adopted EITF 00-14, “Accounting for Certain Sales Incentives” (“EITF 00-14”), which requires the Company to classify costs incurred as a result of offering sales incentives to retailers as a reduction of revenue instead of as a selling expense. The Company offers cash rebate programs both on a national basis and through individual programs with retailers, which allow customers of these retailers who purchase the Company’s products to obtain cash rebates on their purchases. Additionally, other price related discounts are offered through individual programs with certain customers. Approximately $4,090,000 in 2001 was reclassified from selling expense to a reduction in net sales. Approximately $1,809,000 in 2003 and $1,943,000 in 2002 has been included as a reduction in net sales in the consolidated income statement.

New Accounting Pronouncements—In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 is an interpretation of Accounting Research Bulletin No. 51 and revises the requirements for consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest acquired before February 1, 2003, and has not previously reported in accordance with FIN 46. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period and to nonpublic enterprises as of the end of the applicable annual period. It may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46R was issued in December 2003, revising certain requirements of FIN 46. The Company has determined that FIN 46 has no material impact on its financial statements.

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

(2)  Income Taxes

The provision for income taxes on earnings for the years ended December 31, 2003, 2002 and 2001 consists of:

	2003	2002	2001
	(in thousands)
Current Provision (Benefit):
Federal	$(124)	$610	$719
State	(24)	329	432

	(148)	939	1,151
Deferred Provision (Benefit):
Federal	1,177	446	2,340
State	314	3	103
Foreign	(41)	(42)	—

	1,450	407	2,443

Total	$1,302	$1,346	$3,594

Deferred tax assets and liabilities by component at December 31, 2003 and 2002 were:

	2003	2002
	(in thousands)
Deferred tax assets:
Warranty reserves	$1,013	$2,056
Accrued promotion expenses	1,449	1,694
Compensation reserves	1,850	1,565
AMT credit carryforwards	305	276
Receivable reserves	48	63
Inventory reserves	327	142
Sales related reserves	974	1,216

Deferred tax assets	5,966	7,012

Deferred tax liabilities:
Tax lease income	(3,139)	(4,112)
R & D expenditures	(1,326)	—
Other, net	(72)	(21)

Deferred tax liabilities	(4,537)	(4,133)

Net deferred tax asset	$1,429	$2,879

The tax lease income resulted from the purchase of several 1983 tax lease agreements to acquire tax benefits under the provisions of the Economic Recovery Tax Act of 1981. The total cash price paid by the Company was $12.4 million. The Tax Reform Act of 1986 has not impaired the economic value of these leases. The Company realizes temporary tax savings from accelerated depreciation and permanent tax savings from credits associated with the leases, subject to statutory limitations.

At December 31, 2003, the Company has AMT credit carryforwards to offset future income tax payments. The AMT credit carryforwards, amounting to $305,000, do not expire.

The statutory federal income tax rate (34%) is reconciled to the effective income tax rate as follows:

Description	2003	2002	2001
Income taxes at statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	4.5	4.7	4.7
Non-deductible Cobra Electronics Europe Limited net loss	2.7	3.1	1.4
Permanent items	(0.7)	1.1	1.4
Other	0.9	1.0	1.9

Income tax expense	41.4%	43.9%	43.4%

(3)  Financing Arrangements

On January 31, 2002 the Company executed a new three-year revolving credit agreement for $55 million with three financial institutions. Borrowings and letters of credit issued under the agreement are secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. The credit agreement was amended as of February 18, 2003 to address certain covenant violations then existing and decrease the earnings requirements for each calendar quarter through March 31, 2004 and to provide for increased permitted capital expenditures in 2003. This agreement was further amended on February 18, 2004 to extend the term of the agreement to January 31, 2006, address certain covenant violations that would otherwise have occurred, reduce the cost of the credit facility by reducing its size to $45 million and reducing the applicable interest rates, and modify the earnings requirements for each calendar quarter through January 31, 2006. Loans outstanding under the credit agreement, as amended, bear interest, at the Company’s option, at 25 basis points below the prime rate or at LIBOR plus 175 basis points.

Maximum borrowings outstanding at any month end were $4.4 million and $7.3 million in 2003 and 2002, respectively. The maximum values of letters of credit outstanding at any month end were $9.7 million and $15.3 million in 2003 and 2002, respectively. At December 31, 2003, the Company had no interest bearing debt outstanding and approximately $29.2 million available under its unused credit line. Aggregate average borrowings outstanding were $1.1 million during 2003 and $3.1 million during 2002, with weighted average interest rates thereon of 4.3% and 4.6% during 2003 and 2002, respectively.

The credit agreement specifies that the Company may not pay cash dividends and contains certain financial and other covenants, including a requirement that James R. Bazet continue as CEO of the Company.

(4)  Fair Value of Financial Instruments and Derivatives

The Company’s financial instruments include cash, accounts receivable, accounts payable, long-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The contract value/fair value of the letters of credit at December 31, 2003 was $3.4 million and at December 31, 2002 was $6.8 million. These letters of credit are only executed with major financial institutions, and full performance is anticipated.

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

The Company’s current hedging activity is limited to foreign currency purchases. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The Company hedges these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the instruments are carried at fair value in the Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the year ended December 31, 2003. To manage foreign currency risk, as of December 31, 2003, the Company had entered into a forward foreign exchange agreement with a notional value of $780,000 that will mature within 15 days. This contract includes sales of euros and the purchase of U.S. dollars at an exchange rate of 1.1149 dollars per euro. The fair value of these contracts at December 31, 2003 is the carrying amount.

(5)  Lease Transactions

The Company leases facilities and equipment under non-cancelable leases with remaining terms of one year or more. The terms of these agreements provide that the Company will pay certain operating expenses.

Total minimum rental amounts committed in future years as of December 31, 2003 are as follows:

Operating Leases
(in thousands)
2004	$316
2005	133
2006	65
2007	56
2008	56
Thereafter	656

Total	$1,282

Total rental expense amounted to $429,000 in 2003, $361,000 in 2002 and $284,000 in 2001.

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

EARNINGS PER SHARE

	2003	2002	2001
Basic earnings per share:
Income available to common shareholders (thousands)	$1,841	$1,720	$4,685
Basic earnings per share:
Weighted-average shares outstanding	6,419,777	6,373,112	6,236,242

Basic earnings per share	$0.29	$0.27	$0.75

Diluted earnings per share:
Weighted-average shares outstanding	6,419,777	6,373,112	6,236,242
Dilutive shares issuable in connection with stock option plans	442,900	687,900	741,582
Less: shares purchasable with option proceeds	(367,449)	(556,404)	(575,159)

Total	6,495,228	6,504,608	6,402,665

Diluted earnings per share	$0.28	$0.26	$0.73

Additionally, there were 245,182 anti-dilutive shares at December 31, 2003, 69,250 anti-dilutive shares at December 31, 2002, and 48,750 anti-dilutive shares at December 31, 2001.

Changes in shares of common stock and treasury stock for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Common Stock (Net of Treasury Stock)	Treasury Stock
	(Shares in thousands)
Shares outstanding—January 1, 2001	6,166	873
Exercise of stock options	137	(137)

Shares outstanding—December 31, 2001	6,303	736
Exercise of stock options	122	(122)
Common stock surrendered in connection with exercise of options	(5)	5

Shares outstanding—December 31, 2002	6,420	619
Exercise of stock options	—	—

Shares outstanding—December 31, 2003	6,420	619

(7)  Stock Option Plans

The Company has six Stock Option Plans–2002 Outside Directors Plan, 2000, 2000 Outside Directors Plan, 1998, 1997, 1995 (“the Plans”). Under the terms of the Plans, the consideration received by the Company upon exercise of the options may be paid in cash or by the surrender and delivery to the Company of previously owned shares of its common stock, or by a combination thereof. The optionee is credited with the fair market value of any stock surrendered and delivered as of the exercise date. Options become exercisable in annual 25% increments commencing twelve months after the date of grant.

A summary of certain provisions and amounts related to the Plans follows (in thousands):

	2002 Plan	2000 Plans	1998 Plan	1997 Plan	1995 Plan
Authorized, unissued shares originally available for grant	25	325	310	300	300
Shares granted	12	185	310	242	270
Shares available for grant at December 31, 2003	13	140	—	58	30
Options exercisable at December 31, 2003	3	69	285	163	12

A summary of the status of the Plans as of December 31, 2003, 2002 and 2001, and changes during the years ended on those dates is presented below:

	2003		2002		2001
		Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price
Fixed Options	Shares (000)
Outstanding at beginning of year	757	$6.12	775	$5.70	840	$5.18
Granted	12	7.01	105	7.29	86	6.83
Exercised	—	—	(122)	4.48	(137)	3.17
Cancellations and expirations	(81)	7.28	(1)	2.88	(14)	5.55

Outstanding at end of year	688	6.00	757	6.12	775	5.70
Options exercisable at year end	532		507		486
Weighted-average fair value of options granted during the year		$4.15		$4.30		$4.32

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable (000)	Weighted Average Exercise Price
$4.01 to $5.00	100	$4.13	3.2	100	$4.13
$5.01 to $6.00	241	5.63	4.3	238	5.63
$6.01 to $7.00	223	6.48	6.3	157	6.50
$7.01 to $8.00	111	7.23	7.8	33	7.41
$8.01 to $9.00	13	8.37	8.3	4	8.39

Total	688	$6.00	5.4	532	$5.73

(8) Retirement Benefits

The only qualified retirement plan for employees is the Cobra Electronics Corporation Profit Sharing and 401(k) Incentive Savings Plan. The Company may make a discretionary annual profit sharing contribution that is allocated among accounts of persons employed by the Company for more than one year, prorated based on the compensation paid to such persons during the year. Profit sharing expense for 2003, 2002 and 2001 was $149,000, $144,000 and $229,000, respectively. Company match 401(k) expense for 2003, 2002 and 2001 was $208,000, $129,000 and $231,000, respectively.

As of December 31, 2003 and 2002, deferred compensation of $4.6 million and $3.8 million, respectively, was recorded as a long-term liability. The current portion of the deferred compensation liability was included in accrued salaries and commissions, and amounted to $254,000 at both December 31, 2003 and 2002. Deferred compensation obligations arise pursuant to outstanding key executive deferred compensation plans, most of which are non-qualified defined benefit arrangements, the majority of which relate to the former president and chief executive officer. The liability is based on discounted future cash flows related to these arrangements. The discount rate used at December 31, 2003 was 7% and at December 31, 2002 was 8%.

Other assets at December 31, 2003 and 2002 included primarily the cash surrender value of officers’ life insurance policies. The cash value of officers’ life insurance policies is maintained to fund deferred compensation obligations.

(9)  Commitments

At December 31, 2003 and 2002, the Company had outstanding inventory purchase orders with suppliers totaling approximately $15.1 million and $13.8 million, respectively.

(10)  Long-Term Loan Receivable

On January 8, 2003, the Company entered into a loan agreement with Horizon Navigation, Inc. (“Horizon”), a California corporation and vendor to the Company, that was subsequently modified on February 6, 2003. The outstanding loan receivable balance as of December 31, 2003 was $1,725,000, which includes approximately $75,000 of accrued interest and is included in “Other assets” on Cobra’s Consolidated Balance Sheets. Horizon may borrow up to $2,000,000 per annum, up to an aggregate amount of $6,000,000 at December 31, 2005. The loan accrues interest at a variable rate at a fixed margin above the prime rate. The loan agreement provides that the interest will be added to the principal amount of the loan. The outstanding principal amount, together with all accrued and unpaid interest, will be due on December 31, 2005. The loan is secured by all of the assets of Horizon. Certain amounts of callable and non-callable warrants to purchase shares of common stock of Horizon are issued to the Company each time the Company makes loans to Horizon in excess of specified amounts and the Company has assigned no value to these warrants.

(11)  Segment Information

The Company operates in only one business segment—consumer electronics (see Note 1). The Company has a single sales department and distribution channel, which provides all product lines to all customers. In 2003, sales to Wal-Mart and Best Buy totaled 22.3% and 13.0% of consolidated net sales, respectively. In 2002, sales to Best Buy and Wal-Mart totaled 14.3% and 13.3% of consolidated net sales, respectively. In 2001, sales to Costco Wholesale, K-Mart and Best Buy totaled 14.4%, 12.5% and 10.4% of consolidated net sales, respectively.

The tabular presentation below sets forth certain financial information regarding the Company’s net sales and long-lived assets by geographic area for the years ended December 31, 2003, 2002 and 2001 (in thousands).

	Year Ended December 31
	2003	2002	2001
Net sales
Domestic	$100,395	$120,740	$137,131
Foreign	14,416	15,100	12,900
Long-lived assets
Domestic	$17,238	$13,774	$12,685
Foreign	2,604	2,419	2,095

For 2003, approximately 53% of international sales were to a customer in Canada and 11% were to a customer in Sweden. For 2002, approximately 66% of international sales were to a customer in Canada and 8% were to a customer in the United Kingdom. For 2001, approximately 67% of international sales were to a customer in Canada and 12% were to a customer in the United Kingdom.

(12)  Intangible Assets

Intangible assets are included in “Other assets” in the Consolidated Balance Sheets and consist of the following at December 31, 2003 and December 31, 2002 (in thousands):

	December 31, 2003	December 31, 2002
Internal use software	$1,562	$1,541
Less accumulated amortization	(1,450)	(1,265)

	112	276

Trademarks	929	852
Less accumulated amortization	(265)	(229)

	664	623

Patents and technology and software licenses	1,514	1,078
Less accumulated amortization	(195)	(117)

	1,319	961

Product software	2,852	601
Less accumulated amortization	(101)	—

	2,751	601

Total	$4,846	$2,461

Internal use software is generally amortized over its estimated life, which is 3 years. Trademarks are generally amortized over 20 years and patents are amortized over 17 years. The product software and technology license assets are amortized based on the percentage of revenues generated in each reporting period to the total revenues expected over the GPS product life cycle. The software license asset is amortized according to units sold during the contract period based on the contract royalty rate as the software license waives royalties on the initial sale of products using the software, up to the cost of the software license. Total amortization expense was $400,000, $297,000 and $246,000 in 2003, 2002 and 2001, respectively.

(13)  Contingencies

The Company is subject to various unresolved legal actions, which arise in the normal course of its business. None of these matters is expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters could result in a change in the Company’s estimate of its liability for these matters.

The Company warrants to the consumer who purchases its products that it will repair or replace, without charge, defective products within a specified time period, generally one year. The Company also has a return policy for its customers that allow them to return, to the Company, products returned to them by their customers for full or partial credit based on when the Company’s customer last purchased these products. Consequently, it maintains a warranty reserve, which reflects historical warranty returns rates by product category multiplied by the most recent six months of unit sales of that model and the unit standard cost of the model. A roll-forward of the warranty reserve is as follows (in thousands):

	2003	2002	2001
Accrued product warranty costs, January 1	$2,137	$2,721	$2,692
Warranty provision	4,446	4,895	3,944
Warranty expenditures	(5,059)	(5,479)	(3,915)

Accrued product warranty costs, December 31	$1,524	$2,137	$2,721

(14)  Government Rulings

On July 19, 2002, the FCC issued new rules limiting the emissions of radar detectors in the frequency band used by VSAT satellite communications providers. The new FCC rules prohibit the manufacture and import of non-compliant radar detectors on or after August 28, 2002 and the sale of these non-compliant radar detectors in the U.S. on or after October 27, 2002.

All of Cobra’s current lines of radar detectors are compliant with the FCC’s new rules. However, prior year’s models of Cobra’s 6 Band and 9 Band radar detectors that remained in the inventory of Cobra or its customers were no longer permitted to be sold on or after October 27, 2002. Radar detectors currently in use by consumers are not affected by this ruling.

At December 31, 2002, Cobra had approximately $2.0 million of non-compliant radar detectors in inventory, net of reserves. As of December 31, 2003, Cobra had approximately $1.0 million of non-compliant radar detectors in inventory (net of reserves). Of this amount, approximately $400,000 had been made compliant in 2003, and the remaining $600,000 will be made compliant in 2004. Management believes that there are opportunities to sell the remaining products at or above the cost.

(15)  Stockholder Rights Plan

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

In the event that any person becomes an Acquiring Person, each right will entitle the holder thereof, upon payment of the current exercise price, to receive shares of common stock of the Company, which at the time of such person becoming an Acquiring Person, have a market value equal to two times the then current exercise price. If, after the public announcement has been made that any person has become an Acquiring Person, (i) the Company merges into or consolidates with another person (with limited exceptions), (ii) another person (with limited exceptions) merges into or consolidates with the Company and shares of common stock of the Company are converted into securities of another person, cash or property or (iii) the Company transfers 50% or more of its consolidated assets, cash flow or earning power to another person (with limited exceptions), each right will entitle the holder thereof to receive, upon payment of the current exercise price, the number of shares of common stock of the Acquiring Person (or of another person affiliated therewith) which, at the time of consummation of the transaction, have a market value equal to two times the then current exercise price.

(16)  Related Party Transactions

On July 17, 2002, the President and Chief Executive Officer of the Company, James R. Bazet, borrowed $399,938 from the Company pursuant to a full recourse term promissory note. The proceeds of the loan were used to exercise incentive stock options for 71,100 shares of common stock. The loan accrues interest at the prime rate. The entire principal indebtedness, together with all accrued and unpaid interest, will be due and payable on July 18, 2006. Interest will be payable on July 18 in each year, commencing on July 18, 2003. The December 31, 2002 balance sheet reflects the reclassification of the principal amount of the loan from “Other current assets” to a deduction from shareholders’ equity to conform with the 2003 presentation.

On October 6, 1999, the Company made a bridge loan to Mr. Bazet in the aggregate principal amount of $80,000 for the purpose of purchasing a residence. The loan accrues interest at the greater of the prime rate or the Company’s average weighted interest rate on its indebtedness for borrowed money. Accrued interest is added to the principal amount of the loan. The note evidencing the loan was amended in March 2002, to extend the due date to March 31, 2004, and to provide for repayment of $30,000 of the principal amount of the note by March 31, 2002, $30,000 of the principal amount of the note by March 31, 2003, and the balance of the outstanding principal and accrued interest under the note by March 31, 2004. On March 31, 2002, Mr. Bazet made a payment of $30,000 on the note. As a result of this payment, the aggregate amount of principal and accrued interest outstanding under the note decreased to $63,668. On February 24, 2003, Mr. Bazet made a payment of $30,000 on the note. As a result of this payment, the aggregate amount of principal and accrued interest outstanding under the note decreased to $36,143. On February 20, 2004, Mr. Bazet paid the remaining balance on the note, including the accrued interest.

(17)  Allowance for Claims and Doubtful Accounts

The following table shows the activity in the allowance for claims and doubtful accounts:

	For the Years Ended December 31
	2003	2002	2001
	(in thousands)
Balance at beginning of period	$1,179	$2,518	$1,869
Provision for claims and doubtful accounts	118	—	1,124
Reserve reduction	—	(772)	—
Account write-offs, less recoveries	(720)	(567)	(475)

Balance at end of period	$577	$1,179	$2,518

Quart erly Financial Data (Unaudited)

	Quarter Ended
	March 31		June 30		September 30		December 31
	2003	2002	2003	2002	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net sales	$20,554	$21,042	$26,622	$36,264	$26,304	$35,924	$41,331	$42,610
Cost of sales	15,440	16,281	18,866	27,040	19,232	27,528	30,618	30,713
Gross profit	5,114	4,761	7,756	9,224	7,072	8,396	10,713	11,897
Selling, general and administrative expense (a)	5,810	5,073	7,057	8,098	6,615	7,729	8,033	10,174
Operating income(loss)	(696)	(312)	699	1,126	457	667	2,680	1,723
Tax provision(benefit)	(306)	(156)	272	492	261	216	1,075	795
Net income(loss)	(453)	(236)	407	621	391	338	1,496	997
Net income(loss) per share (b):
Basic	(0.07)	(0.04)	0.06	0.10	0.06	0.05	0.23	0.16
Diluted	(0.07)	(0.04)	0.06	0.09	0.06	0.05	0.23	0.15
Weighted average shares outstanding:
Basic	6,420	6,315	6,420	6,349	6,420	6,407	6,420	6,420
Diluted	6,479	6,460	6,487	6,570	6,506	6,553	6,511	6,477
Stock Price:
High	7.200	8.250	7.100	9.250	7.340	8.420	7.560	7.000
Low	5.840	6.040	5.950	7.400	5.760	6.180	6.250	5.800
End of Quarter	6.020	7.540	6.930	8.250	6.840	6.250	7.550	6.540
Trading Volume	388	946	845	1,332	550	609	644	509

(a)	The fourth quarter of 2003 includes the reversal of $1.2 million of unclaimed program funds from 2002.
(b)	The total quarterly income per share may not equal the annual amount because net income per share is calculated independently for each quarter.

INDEP ENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Cobra Electronics Corporation

Chicago, Illinois

We have audited the accompanying consolidated balance sheet of Cobra Electronics Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cobra Electronics Corporation and subsidiaries at December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/S/    GRANT THORNTON LLP

Chicago, Illinois

February 18, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Cobra Electronics Corporation

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Cobra Electronics Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cobra Electronics Corporation and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/S/    DELOITTE & TOUCHE LLP

Chicago, Illinois

February 18, 2003

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 16, 2003, the Company filed a current report on Form 8-K relating to the Company’s dismissal of Deloitte & Touche LLP and the engagement of Grant Thornton LLP as the Company’s new auditors effective September 10, 2003. During the Company’s two most recent fiscal years ended December 31, 2002 and the subsequent interim period through September 10, 2003, there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Deloitte & Touche LLP’s satisfaction, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreement in connection with its reports.

Item 9A.    Controls and Procedures

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART I II

Item 10.    Directors and Executive Officers of the Registrant

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the Company’s 2003 fiscal year, and such information is hereby incorporated by reference.

Additional information concerning Cobra’s executive officers is included under “Executive Officers of the Registrant” in Part I, Item 4A.

Item 11.    Executive Compensation

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the Company’s 2003 fiscal year, and such information, other than the information required by Item 402(k) (“Board Compensation Committee Report on Executive Compensation”) and Item 402(l) (“Performance Graph”) under Regulation S-K adopted by the SEC, is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about stock options outstanding and shares available for future awards under all of Cobra’s equity compensation plans. The information is as of December 31, 2003. Cobra Electronics has not made any grants outside of its equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	651,082	$5.92	227,943	(1)
Equity compensation plans not approved by security holders	37,000	7.28	13,000

Total	688,082	$6.00	240,943

(1)	Includes 29,875 shares from the 1995 Plan, 58,068 from the 1997 Plan and 140,000 from the 2000 Plan.

Set forth below is a brief description of the material features of each of the Company’s equity compensation plans that was adopted without the approval of the Company’s stockholders and that were in effect at December 31, 2003.

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

***

Other information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the Company’s 2003 fiscal year, and such information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the Company’s 2003 fiscal year, and such information is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the Company’s 2003 fiscal year, and such information is hereby incorporated by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

[a]	Index to Consolidated Financial Statements and Schedules

[b]	On October 24, 2003, the Company filed a current report on Form 8-K relating to the Company’s Third Quarter Earnings Release dated as of September 30, 2003.

On September 16, 2003, the Company filed a current report on Form 8-K relating to the Company’s dismissal of Deloitte & Touche LLP as of September 10, 2003 and the engagement of Grant Thornton LLP as the Company’s new independent auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

/S/ MICHAEL SMITH
Michael Smith
Senior Vice President and
Chief Financial Officer

Dated: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/S/ JAMES R. BAZET James R. Bazet	Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ CARL KORN Carl Korn	Director and Chairman of the Board

/S/ WILLIAM P. CARMICHAEL William P. Carmichael	Director

/S/ JAMES W. CHAMBERLAIN James W. Chamberlain	Director

/S/ GERALD M. LAURES Gerald M. Laures	Vice President—Finance and Corporate Secretary (Principal Accounting Officer)

/S/ IAN R. MILLER Ian R. Miller	Director

/S/ HAROLD D. SCHWARTZ Harold D. Schwartz	Director

/S/ HENRY G. CHIARELLI Henry G. Chiarelli	Director

/S/ BARRY S. ROSENSTEIN Barry S. Rosenstein	Director

/S/ MICHAEL SMITH Michael Smith	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: March 30, 2004

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3(i)	Restated Certificate of Incorporation, as amended October 28, 1998-Filed as Exhibit No. 3(i) to the Registrant’s Form 10-K for the year ended December 31, 1998 (File No. 0-511), and hereby incorporated by reference.

3(ii)	Amended and Restated Bylaws, as amended October 28, 1998-Filed as Exhibit No. 3(ii) to the Registrant’s Form 10-K for the year ended December 31, 1998 (File No. 0-511), and hereby incorporated by reference.

3(iii)	Certificate of Designation of Series A Junior Participating Preferred Stock of Cobra Electronics Corporation pursuant to Section 151 of the General Corporation Law of the State of Delaware—Filed as Exhibit No. 3(iii) to the Registrant’s Form 10-K for the year ended December 31, 2001 (File No. 0-511), and hereby incorporated by reference.

4	Rights Agreement dated as of October 24, 2001 between Cobra and American Stock Transfer & Trust Company, as Rights Agent—Filed as Exhibit 4 of the Registrant’s Form 8-K dated October 25, 2001 (File No. 0-511), and hereby incorporated by reference.

10-1 #	1988 Key Employees Nonqualified and Incentive Stock Option Plan—Filed as Exhibit No. 10-8 to the Registrant’s Form 10-K for the year ended December 31, 1990 (File No. 0-511), and hereby incorporated by reference.

10-2 #	Deferred Compensation Plan dated as of December 23, 1992—Filed as Exhibit No. 10-19 to the Registrant’s Form 10-K for the year ended December 31, 1992 (File No. 0-511), and hereby incorporated by reference.

10-3 #	1995 Key Employees Nonqualified and Incentive Stock Option Plan—Filed as Exhibit No. 10-23 to the Registrant’s Form 10-K for the year ended December 31, 1995 (File No. 0-511), and hereby incorporated by reference.

10-4	Non-Exclusive License Agreement between Cobra Electronics Corporation and Yupiteru Industries Co., Ltd. dated as of May 21, 1996—Filed as Exhibit No. 10-27 to the Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-511), and hereby incorporated by reference.

10-5	Non-Exclusive License Agreement between Cobra Electronics Corporation and Sunkyong America, Inc. Dated as of May 1, 1996—Filed as Exhibit No. 10-28 to the Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-511), and hereby incorporated by reference.

10-6 #	Employment Agreement between Cobra Electronics Corporation and Anthony Mirabelli dated January 31, 1997—Filed as Exhibit No. 10-29 to the Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-511), and hereby incorporated by reference.

10-7	Termination of Safe Harbor Lease between Cobra Electronics Corporation and the Department of Transportation of Maryland dated as of November 15, 1996—Filed as Exhibit No. 10-30 to the Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-511), and hereby incorporated by reference.

10-8 #	Employment Agreement between Cobra Electronics Corporation and James R. Bazet dated May 11, 1999—Filed as Exhibit No. 10-16 to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 (File No. 0-511), and hereby incorporated by reference.

10-9 #	1998 Stock Option Plan, as amended—Filed as Exhibit 99.1 to the Registration Statement on Form S-8 of the Registrant dated September 16, 1998 (File No. 333-63501), and hereby incorporated by reference.

Exhibit Number	Description of Document
10-10 #	Cobra Electronics Corporation Executive Deferred Compensation Plan dated May 11, 1999—Filed as Exhibit No. 10-14 to the Registrant’s Form 10-K in the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10-11 #	Cobra Electronics Corporation Deferred Compensation Plan For Select Executives dated December 21, 1999—Filed as Exhibit No. 10-15 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10-12 #	Cobra Electronics Corporation Executive Retirement Trust dated May 11, 1999 between Cobra Electronics Corporation and Gerald Laures, as trustee, for the benefit of James Bazet dated May 11 1999—Filed as Exhibit No. 10-16 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10-13 #	Employment Agreement addendum between Cobra Electronics Corporation and Anthony Mirabelli dated April 22, 1999—Filed as Exhibit No. 10-17 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000 (File No. 0-511), and hereby incorporated by reference.

10-14 #	2000 Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25, 2000 (File No. 333-42164), and hereby incorporated by reference.

10-15 #	2000 Outside Directors Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25, 2000 (File No. 333-42166), and hereby incorporated by reference.

10-16 #	Employment Agreement between Cobra Electronics Corporation and Michael Smith dated January 17, 2001—Filed as Exhibit No. 10-20 to the Registrant’s Form 10-K for the year ended December 31, 2000 (File No. 0-511), and hereby incorporated by reference.

10-17	Loan and Security Agreement dated January 31, 2002, by and among, LaSalle Bank National Association as Agent, the Financial Institution from time to time a party hereto, as lenders, and Cobra Electronics Corporation as Borrower—Filed as Exhibit No. 10-20 to the Registrant’s Form 10-K for the year ended December 31, 2001 (File No. 0-511), and hereby incorporated by reference.

10-18	Term Loan Promissory Note between James R. Bazet and Cobra Electronics Corporation dated July 17, 2002—Filed as Exhibit No. 10-21 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-511), and hereby incorporated by reference.

10-19	Cobra Electronics Corporation 2002 Deferred Compensation Plan for Select Executives—Filed as Exhibit No. 10-22 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-511), and hereby incorporated by reference.

10-20	2002 Outside Directors Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated June 24, 2002 (File No. 333-91078), and hereby incorporated by reference.

10-21	Second Amendment to the Loan and Security Agreement dated January 31, 2002, by and among LaSalle Bank National Association, as Agent, the Financial Institutions from time to time a party thereto, as Lenders, and the Company, as Borrower—Filed as Exhibit 10-1 of the Registrant’s Form 8-K dated February 25, 2003 (File No. 0-511), and hereby incorporated by reference.

10-22	Development and License Agreement dated January 8, 2003, by and between Horizon Navigation, Inc. and the Company—Filed as Exhibit No. 10-22 to the Registrant’s Form 10-K for the year ended December 31, 2002 (File No. 0-511), and hereby incorporated by reference. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

Exhibit Number	Description of Document
10-23	Supplemental Agreement to Development and License Agreement dated February 20, 2003, by and between Horizon Navigation, Inc. and the Company—Filed as Exhibit No. 10-23 to the Registrant’s Form 10-K for the year ended December 31, 2002 (File No. 0-511), and hereby incorporated by reference.

10-24	Amended and Restated Loan Agreement, dated February 6, 2003, between Horizon Navigation, Inc., as Borrower, and the Company, as Lender—Filed as Exhibit No. 10-24 to the Registrant’s Form 10-K for the year ended December 31, 2002 (File No. 0-511), and hereby incorporated by reference. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

10-25 #	Employment Agreement between Cobra Electronics Corporation and Michael Smith dated December 20, 2002—Filed as Exhibit No. 10-25 to the Registrant’s Form 10-K for the year ended December 31, 2002 (File No. 0-511), and hereby incorporated by reference.

10-26	Amendment No. 3 to the Loan and Security Agreement Dated As of January 31, 2002 Among LaSalle Bank National Association, As a Lender and As Agent for the Lenders, the Lenders and Cobra Electronics Corporation—Filed as Exhibit No. 10-26 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003 (File No. 0-511), and hereby incorporated by reference.

10-27	License Agreement, dated May 10, 2002, by and between Rand McNally & Company and the Company, including Amendment No. 1 thereto—Filed as Exhibit No. 10-27 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-511), and hereby incorporated by reference. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

10-28	Amendment No. 4 to the Loan and Security Agreement Dated As of January 31, 2002 Among LaSalle Bank National Association, As a Lender and As Agent for the Lenders, the Lenders and Cobra Electronics Corporation—Filed as Exhibit No. 10.1 to the Registrant’s current report on Form 8-K dated February 18, 2004 (File No. 0-511), and hereby incorporated by reference.

23.1 *	Consent of Deloitte & Touche LLP dated March 30, 2004.

23.2 *	Consent of Grant Thornton LLP dated March 30, 2004.

31.1 *	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer.

31.2 *	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer.

32.1 *	Section 1350 Certification of the Chief Executive Officer.

32.2 *	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith.
#	Executive compensation plan or arrangement.