Form 10-Q
period 2004-03-31
COBRA ELECTRONICS CORP
filed 2004-05-13
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of shares of Common Stock of Registrant outstanding at May 3, 2004: 6,444,815

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended (Unaudited)

	March 31, 2004	March 31, 2003

Net sales	$22,666	$20,554
Cost of sales	17,525	15,440

Gross profit	5,141	5,114

Selling, general and administrative expenses	5,919	5,810

Operating loss	(778)	(696)

Other income (expense):
Interest expense	(29)	(30)
Other, net	(44)	(33)

Loss before taxes	(851)	(759)
Tax benefit	309	306

Net loss	$(542)	$(453)

Net loss per common share:
Basic	$(0.08)	$(0.07)
Diluted	$(0.08)	$(0.07)

Weighted average shares outstanding:
Basic	6,423	6,420
Diluted	6,630	6,479

Cash dividends	None	None

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands)

	As of March 31, 2004 (Unaudited)	As of December 31, 2003 (Unaudited)

ASSETS:
Current assets:
Cash	$7,753	$4,736
Receivables, less allowance for claims and doubtful accounts of $501 at March 31, 2004, and $577 at December 31, 2003	17,947	22,437
Inventories, primarily finished goods	19,445	20,668
Deferred income taxes	5,265	5,265
Other current assets	3,511	3,285

Total current assets	53,921	56,391

Property, plant and equipment, at cost:
Land	330	330
Buildings and improvements	4,469	4,464
Tooling and equipment	21,934	21,379

	26,733	26,173
Accumulated depreciation	(19,917)	(19,466)

Net property, plant and equipment	6,816	6,707

Other assets:
Cash surrender value of officers’ life insurance policies	6,589	6,564
Other	7,747	6,571

Total other assets	14,336	13,135

Total assets	$75,073	$76,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets – Continued

(in thousands, except share data)

	As of March 31, 2004 (Unaudited)	As of December 31, 2003 (Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$4,223	$3,073
Accrued salaries and commissions	663	1,189
Accrued advertising and sales promotion costs	1,977	2,766
Accrued product warranty costs	1,409	1,524
Other accrued liabilities	523	1,453

Total current liabilities	8,795	10,005

Non-current liabilities:
Deferred compensation	4,779	4,556
Deferred income taxes	3,836	3,836
Other long term liabilities	490	135

Total non-current liabilities	9,105	8,527

Total liabilities	17,900	18,532

Shareholders’ equity:
Preferred stock, $1 par value, shares authorized–1,000,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized; 7,039,100 issued for 2004 and 2003	2,345	2,345
Paid-in capital	19,572	19,772
Retained earnings	39,348	39,890
Accumulated other comprehensive income	30	16
Treasury stock, at cost (594,285 shares for 2004 and 619,323 shares for 2003)	(3,722)	(3,922)
Officer’s note receivable	(400)	(400)

Total shareholders’ equity	57,173	57,701

Total liabilities and shareholders’ equity	$75,073	$76,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Three Months Ended (Unaudited)
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net loss	$(542)	$(453)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	757	942
(Gain) loss on cash surrender value (CSV) of life insurance	(20)	16
Changes in assets and liabilities:
Receivables	4,502	6,207
Inventories	1,206	2,980
Other current assets	(266)	(461)
Other assets	(1,098)	(587)
Accounts payable	957	(671)
Deferred compensation	224	196
Accrued liabilities	(2,345)	(3,036)
Other long term liabilities	355	—

Net cash flows provided by operating activities	3,730	5,133

Cash flows from investing activities:
Long-term loan receivable	(279)	(850)
Capital expenditures	(638)	(257)
CSV life insurance premiums	(5)	(4)

Net cash flows used in investing activities	(922)	(1,111)

Effect of exchange rate changes on cash and cash equivalents	209	—

Net increase in cash	3,017	4,022
Cash at beginning of period	4,736	2,829

Cash at end of period	$7,753	$6,851

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$29	$30
Taxes	$0	$530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the three month periods ended March 31, 2004 and 2003

(Unaudited)

The condensed consolidated financial statements included herein have been prepared by Cobra Electronics Corporation (the “Company” or “Cobra”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Consolidated Balance Sheets as of December 31, 2003 have been derived from the audited consolidated balance sheets as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

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

Accounts Receivable—The majority of the Company’s accounts receivable are due from retailers and distributors. Credit is extended based on evaluation of a customer’s financial condition, including the availability of credit insurance, and, generally, collateral is not required. Accounts receivable are due within various specific customer terms and are stated at amounts due from customers net of an allowance for claims and doubtful accounts.

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

Advertising and Sales Promotion Expenses–These costs reflect amounts provided to retailers and distributors for advertising and sales promotions and are expensed as incurred. Customer programs, agreed to at the beginning of each year, are mainly variable programs dependent on sales and may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new promotional opportunities.

Comprehensive Income-The Company reports comprehensive income under the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income includes net income and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the quarters ended March 31, 2004 and 2003, other comprehensive income includes only one component, which is the change in the foreign currency translation adjustment.

Concentration of Credit Risk-The Company places temporary cash investments with institutions of high credit quality.

The Company has a broad customer base doing business in all regions of the United States as well as other areas of North America and Europe. In addition, the Company maintains credit insurance for over 38% of its outstanding accounts receivable balances at March 31, 2004 and believes that there is a low risk on a few uninsured, larger customers, such as Wal-Mart. The level of credit insurance varies based on customer type and sales volume. Consequently, no significant concentration of credit risk is considered to exist.

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

	Quarter Ended March 31 (Unaudited)
	2004	2003
Net loss, as reported	$(542)	$(453)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(29)	(51)

Pro forma net loss	$(571)	$(504)

Net loss per common share:
Basic — as reported	$(0.08)	$(0.07)
Basic — pro forma	(0.09)	(0.08)

Diluted — as reported	$(0.08)	$(0.07)
Diluted — pro forma	(0.09)	(0.08)

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

Revenue Recognition-Revenue from the sale of goods is recognized at the time of shipment, except for revenue from sales of products to certain of those customers whose contractual terms specify FOB destination. Revenue from sales of products to these customers is recognized at the estimated time of receipt by the customer (estimated based on the average shipping time for all such customers), when title and risk of loss would pass to the customer. Obligations for sales returns and allowances and product warranties are recognized at the time of sale on an accrual basis.

Reclassification–Certain previously reported amounts have been reclassified to conform to the current period presentation.

(2) PURCHASE ORDERS AND COMMITMENTS

At March 31, 2004 and 2003, the Company had outstanding inventory purchase orders with suppliers totaling approximately $19.0 million and $24.1 million, respectively. The decrease primarily reflected timing of receipts and management control of inventory levels.

Additionally, in the first quarter of 2004, the Company entered into a capital lease for $318,000 for copying equipment to be used in its Chicago headquarters.

(3) EARNINGS PER SHARE

	For the Three Months Ended (Unaudited)
	March 31, 2004	March 31, 2003
Loss:
Loss available to common shareholders (thousands)	$(542)	$(453)

Basic loss per share:
Weighted-average shares outstanding	6,422,528	6,419,777

Basic loss per share	$(0.08)	$(0.07)

Diluted loss per share:
Weighted-average shares outstanding	6,422,528	6,419,777
Dilutive shares issuable in connection with stock option plans	639,598	441,400
Less: shares purchasable with proceeds	(432,212)	(382,040)

Total	6,629,914	6,479,137

Diluted loss per share	$(0.08)	$(0.07)

(4) COMPREHENSIVE INCOME

Comprehensive loss for the three months ended March 31, 2004 and March 31, 2003 was as follows (in thousands):

	For the Three Months Ended (Unaudited)
	March 31, 2004	March 31, 2003
Net loss	$(542)	$(453)
Accumulated other comprehensive income:
Foreign currency translation adjustments (no tax effect)	14	11

Accumulated other comprehensive income	14	11

Total comprehensive loss	$(528)	$(442)

(5) FINANCIAL INSTRUMENTS

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

The Company’s current hedging activity is limited to foreign currency purchases. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be affected adversely by changes in exchange rates. The Company hedges these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the instruments are carried at fair value in the Condensed Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the three months ended March 31, 2004.

(6) INTANGIBLE ASSETS

Intangible assets are included in “Other assets” in the Condensed Consolidated Balance Sheets and consist of the following at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004 (Unaudited)	December 31, 2003 (Unaudited)
Internal use software	$1,992	$1,562
Less accumulated amortization	(1,502)	(1,450)

	490	112

Trademarks	955	929
Less accumulated amortization	(276)	(265)

	679	664

Patents and technology and software licenses	1,514	1,514
Less accumulated amortization	(239)	(195)

	1,275	1,319

Product software	3,495	2,852
Less accumulated amortization	(189)	(101)

	3,306	2,751

Total	$5,750	$4,846

Internal use software is amortized over its estimated life, which generally is 3 years. Trademarks are generally amortized over 20 years and patents are amortized over 17 years. The product software and technology license assets are amortized based on the percentage of revenues generated in each reporting period to the total revenues expected over the GPS product life cycle. The software license asset is amortized according to units sold during the contract period based on the contract royalty rate as the software license waives royalties on the initial sale of products using the software, up to the cost of the software license. Total amortization expense for the three months ended March 31, 2004 was $195,000 and for the three months ended March 31, 2003 was $75,000.

(7) GOVERNMENT RULINGS

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

All of Cobra’s current line of radar detectors are compliant with the FCC’s new rules. However, prior years’ models of Cobra’s 6 Band™ and 9 Band™ radar detectors that remained in the inventory of Cobra or its customers were no longer permitted to be sold on or after October 27, 2002. Radar detectors currently in use by consumers are not affected by this ruling.

As of March 31, 2004, Cobra had approximately $800,000 of non-compliant radar detectors in inventory (net of reserves). Of this amount, approximately $400,000 has been made compliant and the remaining $400,000 will be made compliant in 2004. Management believes that there are opportunities to sell these products at or above cost, either outside of the U.S. or, after modifications are made to ensure they are compliant with FCC regulations, in the U.S.

(8) CONTINGENCIES

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

	Three Months Ended March 31, 2004 (Unaudited)	Year Ended December 31, 2003 (Unaudited)
Accrued product warranty costs, beginning of period	$1,524	$2,137
Warranty provision	686	4,446
Warranty expenditures	(801)	(5,059)

Accrued product warranty costs, end of period	$1,409	$1,524

(9) LONG–TERM LOAN RECEIVABLE

On January 8, 2003, the Company entered into a loan agreement with Horizon Navigation, Inc. (“Horizon”), a California corporation and vendor to the Company, that was subsequently modified on February 6, 2003. The outstanding loan receivable balance as of March 31, 2004 was $2,004,000, which includes approximately $104,000 of accrued interest and is included in “Other assets”

on Cobra’s Condensed Consolidated Balance Sheets. Horizon may borrow up to $2,000,000 per annum, up to an aggregate amount of $6,000,000 at December 31, 2005. The loan accrues interest at a variable rate at a fixed margin above the prime rate. The loan agreement provides that the interest will be added to the principal amount of the loan. The outstanding principal amount, together with all accrued and unpaid interest, will be due on December 31, 2005. The loan is secured by all of the assets of Horizon. Certain amounts of callable and non-callable warrants to purchase shares of common stock of Horizon are issued to the Company each time the Company makes loans to Horizon in excess of specified amounts and the Company has assigned no value to these warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary

The Company had a net loss of $542,000 or ($0.08) per diluted share in the first quarter of 2004 compared to a net loss of $453,000 or ($0.07) per diluted share, in the first quarter of 2003. Net sales for the first quarter of 2004 increased to $22.7 million, compared to net sales of $20.6 million in the first quarter of 2003, due to significant sales of end of life inventories, increases in two-way radio sales to two large customers and the introduction of GPS and Marine products that were not offered in the first quarter of 2003. Gross margin decreased to 22.7% from 24.9% in the first quarter of 2003. Operating expenses increased over the first quarter of 2003 as a result of additional engineering costs for GPS and Marine products and higher health insurance costs.

The declining trend in the two-way radio market is expected to continue in 2004, albeit at a slower pace. The Company anticipates that this revenue decline will be offset by increased sales in new product categories entered in 2003 and 2004. The Company also expects improvements in gross margins and operating margins, resulting in higher net income in 2004 versus 2003.

First Quarter 2004 vs. First Quarter 2003

For the first quarter ended March 31, 2004, the Company reported a net loss of $542,000, or $(0.08) per diluted share, compared to a net loss of $453,000, or $(0.07) per diluted share, in the first quarter of 2003. The higher net loss from 2003 resulted primarily from a lower gross margin and higher operating expenses, partially offset by higher sales, as discussed below.

Net sales for the first quarter of 2004 increased to $22.7 million from net sales of $20.6 million in the first quarter of 2003. The increase in net sales was due in part to two-way radio sales increasing to two large customers and significant sales of end of life inventories. Another contributor to the increase in net sales was the sale of GPS and Marine products that were not offered in the first quarter of 2003. Partially offsetting the increase in net sales was a decrease in sales of Citizens Band radios as a limited edition Harley-Davidson Citizens Band radio that was offered in 2003 was not offered in 2004.

Gross margin decreased in the first quarter of 2004 to 22.7% from 24.9%, in part due to the significant sales of end of life inventories and a large, low margin sale of a two-way radio product developed for one account in the fourth quarter of 2003 that was not completely sold in 2003 due to the customer’s failure to merchandise the product as planned. Additionally, the first quarter of 2003 benefited from sales of the higher margin Limited Edition Harley-Davidson Citizens Band radio.

Net selling, general and administrative expenses increased $109,000 in the first quarter of 2004 from the same period a year ago but declined as a percentage of sales to 26.1% from 28.3%. This increase was primarily the result of additional engineering resources as compared to the prior year due to Cobra’s investment in the GPS and marine businesses. This increase also included an $85,000 one-time reduction of health insurance expense in the first quarter of 2003 from a stop loss receivable that resulted from the Company’s self insurance program that ended on March 31, 2003. The increase also reflected approximately $66,000 in higher costs for health insurance. These increases were partially offset by lower selling expenses.

The $11,000 increase in other expense resulted from lower vendor royalty income compared to the quarter a year ago.

For the first quarter of 2004, the Company had an income tax benefit of $309,000 compared to a $306,000 tax benefit for the prior year’s quarter. The effective tax rate was 36.3% for the first quarter of 2004 and 40.3% for the year ago quarter, reflecting a lower percentage of the consolidated pretax loss in the year ago quarter from Cobra Electronics Europe Limited.

LIQUIDITY AND CAPITAL RESOURCES

On January 31, 2002, the Company executed a new three-year revolving credit agreement for $55 million with three financial institutions. Borrowings and letters of credit issued under the agreement are secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. The credit agreement was amended as of February 18, 2003 to address certain covenant violations then existing and decrease the earnings requirements for each calendar quarter through March 31, 2004 and to provide for increased permitted capital expenditures in 2003. The credit agreement was further amended on February 18, 2004 to extend the term of the agreement to January 31, 2006, address certain covenant violations that would otherwise have occurred, reduce the cost of the credit facility by reducing its size to $45 million and reducing the applicable interest rates, and modify the earnings requirements for each calendar quarter through January 31, 2006. Loans outstanding under the credit agreement, as amended, bear interest, at the Company’s option, at 25 basis points below the prime rate or at LIBOR plus 175 basis points. The credit agreement specifies that the Company may not pay cash dividends and contains certain financial and other covenants, including a requirement that James R. Bazet continue as CEO of the Company. At March 31, 2004, the Company had no interest bearing debt outstanding and approximately $22.3 million available under this credit line based on asset advance formulas.

Net cash flows generated in operating activities were $3.7 million during the first quarter of 2004 primarily due to decreases in accounts receivable and inventory, which were partially offset by a decrease in accrued liabilities. The lower accounts receivable reflected higher collections activity and lower sales volume in the current quarter. The decrease in inventory represented timing of receipts and improved management of product transitions. Accrued liabilities decreased due to lower required accruals for commissions and sales promotion costs, reflecting cash payouts from 2003 and lower sales volume in the current quarter.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2004 to fund its working capital needs.

Investing activities required cash of $922,000 in 2004, principally for a capital lease for copiers as well as funds loaned to Horizon Navigation (see note 9 to the condensed consolidated financial statements).

The Company believes that for the foreseeable future, it will be able to continue to fund its operations with cash generated from operations using existing or similar future bank credit agreements to fund its seasonal working capital needs.

At March 31, 2004 and 2003, the Company had outstanding inventory purchase orders with suppliers totaling approximately $19.0 million and $24.1 million, respectively. The decrease primarily reflected timing of receipts and management control of inventory levels.

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

Warranty Reserve The Company provides generally a one-year consumer warranty for its products and also allows its customers to return product that has been returned by their customers. Consequently, the Company maintains a warranty reserve, which reflects historical return rates by product category multiplied by the most recent six months of unit sales of that model and the unit standard cost of the model. The Company uses the most recent six months of unit sales in the estimate, as historical experience tells the Company that most returns will occur within six months of the Company’s original sale date. Therefore, judgments must be made based on historical returns rates and how the returned product will be disposed, either by liquidation or return to vendors for credit on new purchases. This reserve may vary based upon the level of sales and changes in historical return rates from quarter to quarter as well as estimated costs of disposal, either liquidation prices or the credit given by vendors.

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

Deferred Compensation Obligations under the deferred compensation plans (most of which are non-qualified defined benefit plans) and annual deferred compensation expense are determined by a number of assumptions. Key assumptions in the determination of obligations under the plans and annual deferred compensation expenses include the discount rate and anticipated compensation for each individual covered by the plans, which in part is dependent upon the anticipated future profitability of the Company. The rate is also dependent on rates used for qualified defined benefit plans. The discount rate used approximates the fixed rate of return the Company earns on the cash surrender value of an insurance policy purchased to fund payments to the retired president and CEO, which represented approximately half of the total obligation of the plans at December 31, 2003. This discount rate was 7% in both 2004 and 2003. The compensation increase assumptions are based on historical experience and anticipated future performance.

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

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See Note 1 to Cobra’s condensed consolidated financial statements included under Item 1, which is incorporated herein by reference, for a complete description of the Company’s significant accounting policies.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign exchange rates. The Company did not have any interest rate exposure at March 31, 2004, as there was no outstanding debt.

The Company’s suppliers are located in foreign countries, principally in Asia. The Company made approximately 10.5% of its sales outside the United States, principally in Europe and Canada, in the first quarter of 2004. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in U.S. dollars, except for some of the billings of its European business, which are conducted in euros. The Company does not use derivative financial or commodity instruments for trading or speculative purposes, however, forward contracts are occasionally used for hedging some euro denominated transactions for the Company’s European business. Please refer to note 5 in the financial statements, which are incorporated herein by reference. A 10% movement in the U.S. dollar/euro exchange rate on the forward contracts outstanding at March 31, 2004 would result in approximately a $117,000 annual increase or decrease in cost of sales and cash flows.

Forward–Looking Statements

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

Item 4. Controls and Procedures

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit 31.1 Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer.

Exhibit 31.2 Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer.

Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

b) Reports on Form 8-K

On February 23, 2004, the Company filed a current report on Form 8-K relating to the Company’s

Amendment to the Loan and Security Agreement dated as of January 31, 2002 and the Company’s

Year-End Earnings Release dated as of February 20, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ MICHAEL SMITH

Michael Smith
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: May 13, 2004

INDEX TO EXHIBITS

Exhibit Number	Description of Document
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.