Form 10-Q
period 2004-06-30
COBRA ELECTRONICS CORP
filed 2004-08-13
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares of Common Stock of Registrant outstanding at July 28, 2004: 6,444,815

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended (Unaudited)		For the Six Months Ended (Unaudited)
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net sales	$25,186	$26,622	$47,853	$47,177
Cost of sales	18,351	18,866	35,877	34,306

Gross profit	6,835	7,756	11,976	12,871

Selling, general and administrative expenses	6,057	7,057	11,976	12,868

Operating income	778	699	0	3

Other income (expense):
Interest expense	(25)	(30)	(54)	(60)
Other, net	33	10	(11)	(24)

Income (loss) before taxes	786	679	(65)	(81)
Tax provision (benefit)	285	272	(24)	(35)

Net income (loss)	$501	$407	$(41)	$(46)

Net income (loss) per common share:
Basic	$0.08	$0.06	$(0.01)	$(0.01)
Diluted	$0.08	$0.06	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	6,445	6,420	6,434	6,420
Diluted	6,625	6,487	6,628	6,483

Cash dividends	None	None	None	None

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands)

	As of June 30, 2004 (Unaudited)	As of December 31, 2003 (Unaudited)
ASSETS:
Current assets:
Cash	$9,052	$4,736
Receivables, less allowance for claims and doubtful accounts of $347 at June 30, 2004, and $577 at December 31, 2003	13,644	22,437
Inventories, primarily finished goods	19,479	20,668
Deferred income taxes	5,265	5,265
Other current assets	4,109	3,285

Total current assets	51,549	56,391

Property, plant and equipment, at cost:
Land	330	330
Buildings and improvements	4,546	4,464
Tooling and equipment	22,200	21,379

	27,076	26,173
Accumulated depreciation	(20,458)	(19,466)

Net property, plant and equipment	6,618	6,707

Other assets:
Cash surrender value of officers’ life insurance policies	6,808	6,564
Other	9,123	6,571

Total other assets	15,931	13,135

Total assets	$74,098	$76,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets – Continued

(in thousands, except share data)

	As of June 30, 2004 (Unaudited)	As of December 31, 2003 (Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,501	$3,073
Accrued salaries and commissions	840	1,189
Accrued advertising and sales promotion costs	1,281	2,766
Accrued product warranty costs	1,050	1,524
Other accrued liabilities	432	1,453

Total current liabilities	7,104	10,005

Non-current liabilities:
Deferred compensation	5,012	4,556
Deferred income taxes	3,836	3,836
Other long term liabilities	466	135

Total non-current liabilities	9,314	8,527

Total liabilities	16,418	18,532

Shareholders’ equity:
Preferred stock, $1 par value, shares authorized–1,000,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized; 7,039,100 issued for 2004 and 2003	2,345	2,345
Paid-in capital	19,572	19,772
Retained earnings	39,849	39,890
Accumulated other comprehensive income	36	16
Treasury stock, at cost (594,285 shares for 2004 and 619,323 shares for 2003)	(3,722)	(3,922)
Officer’s note receivable	(400)	(400)

Total shareholders’ equity	57,680	57,701

Total liabilities and shareholders’ equity	$74,098	$76,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Six Months Ended (Unaudited)
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net loss	$(41)	$(46)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,352	1,555
Loss on cash surrender value (CSV) of life insurance	8	26
Changes in assets and liabilities:
Receivables	8,785	8,210
Inventories	1,180	(3,231)
Other current assets	(905)	(1,273)
Other assets	(2,223)	(1,225)
Accounts payable	428	1,525
Deferred compensation	457	347
Accrued liabilities	(3,313)	(3,593)
Other long term liabilities	330	—

Net cash flows provided by operating activities	6,058	2,295

Cash flows from investing activities:
Long term loan receivable	(559)	(1,450)
Capital expenditures	(967)	(698)
CSV life insurance premiums	(252)	(292)

Net cash flows used in investing activities	(1,778)	(2,440)

Effect of exchange rate changes on cash and cash equivalents	36	—

Net increase (decrease) in cash	4,316	(145)
Cash at beginning of period	4,736	2,829

Cash at end of period	$9,052	$2,684

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$54	$60
Taxes	$0	$530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the three month and six month periods ended June 30, 2004 and 2003

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

Advertising and Sales Promotion Expenses–These costs reflect amounts provided to retailers and distributors for advertising and sales promotions and are expensed as incurred. Customer programs, agreed to at the beginning of each year and revised as circumstances warrant, are mainly variable programs dependent on sales and may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new promotional opportunities.

Comprehensive Income-The Company reports comprehensive income under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income includes net income and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the quarters ended June 30, 2004 and 2003, other comprehensive income includes only one component, which is the change in the foreign currency translation adjustment.

Concentration of Credit Risk-The Company places temporary cash investments with institutions of high credit quality.

The Company has a broad customer base doing business in all regions of the United States as well as other areas of North America and Europe. In addition, the Company maintains credit insurance for over 53% of its outstanding accounts receivable balances at June 30, 2004 and believes that there is a low risk on a few uninsured, larger customers, such as Wal-Mart and Target. The level of credit insurance varies based on customer type and sales volume. Consequently, no significant concentration of credit risk is considered to exist.

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

Long Term Loan Receivable-The Company evaluates the collectibility of its long term loan receivable from Horizon Navigation, Inc. (“Horizon”) based on the Company’s security interest in substantially all of Horizon’s assets and the anticipated revenue stream from royalties due to Horizon from the Company.

Research, Engineering and Product Development Expenditures—Research, engineering and product development expenditures are expensed as incurred.

Shipping & Handling Costs—Shipping and handling costs are included in cost of goods sold, and the amounts invoiced to customers relating to shipping and handling, are included in net sales.

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

	Three Months Ended June 30 (Unaudited)		Six Months Ended June 30 (Unaudited)
	2004	2003	2004	2003
Net income (loss), as reported	$501	$407	$(41)	$(46)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(25)	(42)	(53)	(88)

Pro forma net income (loss)	$476	$365	$(94)	$(134)

Net income (loss) per common share:
Basic — as reported	$0.08	$0.06	$(0.01)	$(0.01)
Basic — pro forma	0.07	0.06	(0.01)	(0.02)

Diluted — as reported	$0.08	$0.06	$(0.01)	$(0.01)
Diluted — pro forma	0.07	0.06	(0.01)	(0.02)

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

(2) PURCHASE ORDERS AND COMMITMENTS

At June 30, 2004 and 2003, the Company had outstanding inventory purchase orders with suppliers totaling approximately $24.6 million and $27.4 million, respectively. The decrease primarily reflected timing of receipts and management control of inventory levels.

(3) EARNINGS PER SHARE

	For the Three Months Ended (Unaudited)		For the Six Months Ended (Unaudited)
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Income (loss):
Income (loss) available to common shareholders (thousands)	$501	$407	$(41)	$(46)

Basic earnings (loss) per share:
Weighted-average shares outstanding	6,444,815	6,419,777	6,433,672	6,419,777

Basic earnings (loss) per share	$0.08	$0.06	$(0.01)	$(0.01)

Diluted earnings (loss) per share:
Weighted-average shares outstanding	6,444,815	6,419,777	6,433,672	6,419,777
Dilutive shares issuable in connection with stock option plans	638,348	442,900	639,598	442,900
Less: shares purchasable with proceeds	(458,103)	(375,597)	(445,350)	(379,508)

Total	6,625,060	6,487,080	6,627,920	6,483,169

Diluted earnings (loss) per share	$0.08	$0.06	$(0.01)	$(0.01)

(4) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months and six months ended June 30, 2004 and June 30, 2003 was as follows (in thousands):

	For the Three Months Ended (Unaudited)		For the Six Months Ended (Unaudited)
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss)	$501	$407	$(41)	$(46)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments (no tax effect)	6	11	20	22

Accumulated other comprehensive income (loss)	6	11	20	22

Total comprehensive income (loss)	$507	$418	$(21)	$(24)

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

The Company’s current hedging activity is limited to foreign currency purchases. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be affected adversely by changes in exchange rates. The Company hedges these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the instruments are carried at fair value in the Condensed Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the three months and six months ended June 30, 2004.

(6) INTANGIBLE ASSETS

Intangible assets are included in “Other assets” in the Condensed Consolidated Balance Sheets and consist of the following at June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004 (Unaudited)	December 31, 2003 (Unaudited)
Internal use software	$2,162	$1,562
Less accumulated amortization	(1,555)	(1,450)

	607	112

Trademarks	968	929
Less accumulated amortization	(288)	(265)

	680	664

Patents and technology and software licenses	1,876	1,514
Less accumulated amortization	(218)	(195)

	1,658	1,319

Product software	4,072	2,852
Less accumulated amortization	(173)	(101)

	3,899	2,751

Total	$6,844	$4,846

Internal use software is amortized over its estimated life, which generally is 3 years. Trademarks are generally amortized over 20 years and patents are amortized over 17 years. The product software and technology license assets are amortized based on the percentage of revenues generated in each reporting period to the total revenues expected over the product life cycle. The software license asset is amortized according to units sold during the contract period based on the contract royalty rate as the software license waives royalties on the initial sale of products using the software, up to the cost of the software license. Total amortization expense for the three months and six months ended June 30, 2004 was $28,000 and $223,000, respectively and for the three months and six months ended June 30, 2003 was $139,000 and $214,000, respectively.

(7) CONTINGENCIES

The Company warrants to the consumer who purchases its products that it will repair or replace, without charge, defective products within a specified time period, generally one year. The Company also has a return policy for its customers that allows them to return, to the Company, products returned to them by their customers for full or partial credit based on when the Company’s customer last purchased these products. Consequently, it maintains a warranty reserve, which reflects historical warranty return rates by product category multiplied by the most recent six months of unit sales of that model and the unit standard cost of the model. A roll-forward of the warranty reserve is as follows (in thousands):

	Six months ended June 30, 2004 (Unaudited)	Year ended December 31, 2003 (Unaudited)
Accrued product warranty costs, beginning of period	$1,524	$2,137
Warranty provision	1,983	4,446
Warranty expenditures	(2,457)	(5,059)

Accrued product warranty costs, end of period	$1,050	$1,524

(8) LONG–TERM LOAN RECEIVABLE

On January 8, 2003, the Company entered into a loan agreement with Horizon, a California corporation and vendor to the Company, that was subsequently modified on February 6, 2003. The outstanding loan receivable balance as of June 30, 2004 was $2,284,000, which includes approximately $134,000 of accrued interest and is included in “Other assets” on Cobra’s Condensed Consolidated Balance Sheets. At the discretion of the Company, Horizon may borrow up to $2,000,000 per annum, up to an aggregate amount of $6,000,000 at December 31, 2005. The loan accrues interest at a variable rate, which is a fixed margin above the prime rate. The loan agreement provides that the interest will be added to the principal amount of the loan. The outstanding principal amount, together with all accrued and unpaid interest, will be due on December 31, 2005. The loan is secured by substantially all of the assets of Horizon. Certain amounts of callable and non-callable warrants to purchase shares of common stock of Horizon are issued to the Company each time the Company makes loans to Horizon in excess of specified amounts and the Company has assigned no value to these warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary

The Company had net income of $501,000 or $0.08 per diluted share in the second quarter of 2004 compared to net income of $407,000 or $0.06 per diluted share, in the second quarter of 2003. Net sales for the second quarter of 2004, which benefited from a reduction of $200,000 in the reserve for customer pricing programs curtailed or unnecessary due to strong product sell-through, decreased to $25.2 million, compared to net sales of $26.6 million in the second quarter of 2003. This was due to delays in the introduction of the Company’s newest GPS product, the handheld GPS 1000 DLX, as well as continued intense competition in the two-way radio business. Gross margin decreased to 27.1% from 29.1% in the second quarter of 2003. Selling, general and administrative expenses decreased over the second quarter of 2003 due to tight expense controls and as a result of a reduction of $409,000 in the accrual for customer advertising programs curtailed or unnecessary due to strong product sell-through.

The declining trend in the two-way radio market observed in the first half of 2004 is expected to continue in the second half of 2004, albeit at a slower pace. The Company anticipates that this revenue decline will be more than offset by increased sales in new product categories entered in 2003 and 2004 as well as increased sales in Detection products, resulting in higher net income in 2004 versus 2003.

Second Quarter 2004 vs. Second Quarter 2003

Net sales for the second quarter of 2004, including the reduction of $200,000 in the reserve for customer pricing programs curtailed or unnecessary due to strong product sell-through, decreased to $25.2 million from net sales of $26.6 million in the second quarter of 2003. The decrease in net sales was due in part to the two-way radio business remaining intensely competitive as well as delays in the introduction of the Company’s newest GPS product, the handheld GPS 1000 DLX. Partially offsetting the decrease in net sales was an increase in sales of Detection products that resulted from sales of a new line of 11 Band™ radar detectors and Citizens Band radios, which benefited from the support of strong distribution partners.

Gross margin decreased in the second quarter of 2004 to 27.1% from 29.1%, in part due to aggressive sales of older models of two-way radios and radar detectors to make way for newer products, leading to substantially lower margins than would be expected under normal circumstances.

Selling, general and administrative expenses decreased $1.0 million in the second quarter of 2004 from the same period a year ago and decreased as a percentage of sales to 24.0% from 26.5%. This decrease was due to tight expense controls and as a result of a reduction of $409,000 in the accrual for customer advertising programs curtailed or unnecessary due to strong product sell-through.

The $23,000 increase in other income resulted from higher vendor royalty income compared to the second quarter of 2003.

For the second quarter of 2004, the Company had income tax expense of $285,000 compared to $272,000 tax expense for the prior year’s quarter. The effective tax rate was 36.3% for the second quarter of 2004 and 40.1% for the second quarter of 2003, reflecting a higher expected pretax income in 2004 from Cobra Electronics Europe Limited.

Six months ended June 30, 2004 vs. Six months ended June 30, 2003

The Company’s net loss was $(41,000), or $(0.01) per diluted share for the six months ended June 30, 2004 compared to a net loss of $(46,000), or $(0.01) per diluted share in the same period a year ago. The slight improvement in the net loss from 2003 resulted primarily from maintaining stringent controls over selling, general and administrative expenses offset by lower margins as well as a reduction to reserves for customer programs curtailed or unnecessary due to strong product sell-through.

Net sales for the six months ended June 30, 2004, which included reductions of $240,000 in the reserve for customer pricing programs curtailed or unnecessary due to strong product sell-through, increased to $47.9 million, from net sales of $47.2 million for the same period of 2003. The increase in net sales was due in part to an increase in sales of Detection products from sales of a new line of 11 Band radar detectors. Partially offsetting this increase was the decline in sales in the two-way radio market due to intense competition.

Gross margin decreased during the period to 25.0% from 27.3%, in part due to aggressive sales of older models of two-way radios to make way for newer products, leading to substantially lower margins than would be expected under normal circumstances. Also, in 2003, the Company’s gross margin benefited from strong sales of the higher margin Limited Edition Harley-Davidson Citizens Band radio.

Selling, general and administrative expenses decreased $892,000 in the six months ended June 30, 2004 from the same period a year ago and decreased as a percentage of sales to 25.0% from 27.3%. This decrease was partly the result of a reduction of $497,000 in the accrual for customer advertising programs curtailed or unnecessary due to strong product sell-through as well as due to stringent expense controls.

The $13,000 decrease in other expense resulted from higher vendor royalty income compared to the same period of 2003.

For the six months ended June 30, 2004, the Company had an income tax benefit of $24,000 compared to a $35,000 tax benefit for the six months ended June 30, 2003. The effective tax rate was 36.9% for the six months ended June 30, 2004 compared to 43.2% for the six months ended June 30, 2003, reflecting a higher expected pretax income in 2004 from Cobra Electronics Europe Limited.

LIQUIDITY AND CAPITAL RESOURCES

On January 31, 2002, the Company executed a new three-year revolving credit agreement for $55 million with three financial institutions. Borrowings and letters of credit issued under the agreement are secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. The credit agreement was amended on February 18, 2004 to extend the term of the agreement to January 31, 2006, address certain covenant violations that would otherwise have occurred, reduce the cost of the credit facility by reducing its size to $45 million and reducing the applicable interest rates, and modify the earnings requirements for each calendar quarter through January 31, 2006. Loans outstanding under the credit agreement, as amended, bear interest, at the Company’s option, at 25 basis points below the prime rate or at LIBOR plus 175 basis points. The credit agreement specifies that the Company may not pay cash dividends and contains certain financial and other covenants, including a requirement that James R. Bazet continue as CEO of the Company. At June 30, 2004, the Company had no interest bearing debt outstanding and approximately $20.4 million available under this credit line based on asset advance formulas.

Net cash flows generated in operating activities were $6.1 million during the first half of 2004 primarily due to decreases in accounts receivable and inventory, which were partially offset by a decrease in accrued liabilities and an increase in other assets. The lower accounts receivable reflected higher collections activity and lower sales volume in the current quarter. The decrease in inventory represented timing of receipts and improved management of product transitions. Accrued liabilities decreased due to lower required accruals for commissions, sales promotion costs and product warranty, reflecting cash payouts from 2003 and lower sales volume in the current quarter.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2004 to fund its working capital needs.

Investing activities required cash of $1.8 million in 2004, principally for tooling and funds loaned to Horizon Navigation (see note 8 to the condensed consolidated financial statements).

The Company believes that for the foreseeable future, it will be able to continue to fund its operations with cash generated from operations using existing or similar future bank credit agreements to fund its seasonal working capital needs.

At June 30, 2004 and 2003, the Company had outstanding inventory purchase orders with suppliers totaling approximately $24.6 million and $27.4 million, respectively. The decrease primarily reflected timing of receipts and management control of inventory levels.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are discussed in the notes to the condensed consolidated financial statements. The application of certain of these policies requires significant judgments or an historical based estimation process that can affect the results of operations and financial position of the Company as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts ultimately differ from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.

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

Warranty Reserve The Company generally provides a one-year consumer warranty for its products and also allows its customers to return product that has been returned by their customers. Consequently, the Company maintains a warranty reserve, which reflects historical return rates by product category multiplied by the most recent six months of unit sales of that model and the unit standard cost of the model. The Company uses the most recent six months of unit sales in the estimate, as historical experience tells the Company that most returns will occur within six months of the Company’s original sale date. Therefore, judgments must be made based on historical return rates and how the returned product will be disposed, either by liquidation or return to vendors for credit on new purchases. This reserve may vary based upon the level of sales and changes in historical return rates from quarter to quarter as well as estimated costs of disposal, either liquidation prices or the credit given by vendors.

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

Advertising and Sales Promotion Accrual The reserve reflects amounts provided to retailers and distributors for advertising and sales promotions. Customer programs, agreed to at the beginning of each year, are mainly variable programs dependent on sales and may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new promotional opportunities. Accruals are made monthly for each customer by multiplying the customer’s estimated program accrual percentage by the customer’s actual sales. Therefore, this accrual will vary depending on a given quarter’s sales and the sales mix of customers from quarter to quarter. In addition, should a customer significantly exceed or fall short of their planned program sales, adjustments may need to be made to the customer’s estimated program accrual percentage due to certain minimum and/or maximum sales thresholds in the customer’s programs. Adjustments may also be necessary periodically for unclaimed customer funds or funds that were not expended due to customer programs that were curtailed or were unnecessary due to strong product sell-through.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign exchange rates. The Company did not have any interest rate exposure at June 30, 2004, as there was no outstanding debt.

The Company’s suppliers are located in foreign countries, principally in Asia. The Company made approximately 13.7% of its sales outside the United States, principally in Europe and Canada, in the second quarter of 2004. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in U.S. dollars, except for some of the billings of its European business, which are conducted in euros. The Company does not use derivative financial or commodity instruments for trading or speculative purposes, however, forward contracts are occasionally used for hedging some euro denominated transactions for the Company’s European business. Please refer to note 5 in the condensed consolidated financial statements, which are incorporated herein by reference. A 10% movement in the U.S. dollar/euro exchange rate on the forward contracts outstanding at June 30, 2004 would result in approximately a $93,000 annual increase or decrease in cost of sales and cash flows.

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

Item 4. Controls and Procedures

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

a) The 2003 Annual Meeting of Shareholders was held on May 11, 2004.

b); c)

The following persons were elected Directors of the Company to serve until the annual meeting of the term specified below:

Name	Class	Votes for	Votes withheld	Term
William P. Carmichael	III	5,789,756	197,954	2007
Carl Korn	III	5,789,734	197,976	2007
Ian R. Miller	III	5,845,756	141,954	2007

The Class I Directors continuing in office until the 2005 Annual Meeting of Shareholders are James R. Bazet, Barry S. Rosenstein and Harold D. Schwartz. The Class II Directors continuing in office until the 2006 Annual Meeting of Shareholders are James W. Chamberlain and Henry G. Chiarelli.

d) Not applicable

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit 10-29 Employment Agreement between Cobra Electronics Corporation and James R. Bazet dated May 25, 2004.

Exhibit 31.1 Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer.

Exhibit 31.2 Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer.

Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

b) Reports on Form 8-K

On April 30, 2004, the Company filed a current report on Form 8-K relating to the Company’s First Quarter Earnings Release dated as of March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ MICHAEL SMITH
Michael Smith Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 13, 2004

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10-29	Employment Agreement between Cobra Electronics Corporation and James R. Bazet dated May 25, 2004.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.