Form 10-Q
period 2004-09-30
COBRA ELECTRONICS CORP
filed 2004-11-12
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of shares of Common Stock of Registrant outstanding at October 29, 2004: 6,444,815

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

	For the Three Months Ended (Unaudited)		For the Nine Months Ended (Unaudited)
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Net sales	$31,014	$26,304	$78,867	$73,481
Cost of sales	22,874	19,232	58,751	53,538

Gross margin	8,140	7,072	20,116	19,943
Selling, general and administrative expenses	7,312	6,615	19,288	19,483

Operating income	828	457	828	460
Other income (expense):
Interest expense	(26)	(43)	(80)	(103)
Other, net	104	238	93	214

Income before taxes	906	652	841	571
Tax provision	335	261	311	226

Net income	$571	$391	$530	$345

Net income per common share:
Basic	$0.09	$0.06	$0.08	$0.05
Diluted	$0.09	$0.06	$0.08	$0.05
Weighted average shares outstanding:
Basic	6,445	6,420	6,437	6,420
Diluted	6,559	6,506	6,607	6,491
Cash dividends	None	None	None	None

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands)

	As of Sept 30, 2004 (Unaudited)	As of December 31, 2003 (Unaudited)
ASSETS:
Current assets:
Cash	$1,319	$4,736
Receivables, less allowance for claims and doubtful accounts of $442 at September 30, 2004, and $577 at December 31, 2003	21,788	22,437
Inventories, primarily finished goods	25,667	20,668
Deferred income taxes	5,253	5,265
Other current assets	3,874	3,285

Total current assets	57,901	56,391

Property, plant and equipment, at cost:
Land	330	330
Buildings and improvements	4,824	4,464
Tooling and equipment	22,403	21,379

	27,557	26,173
Accumulated depreciation	(20,994)	(19,466)

Net property, plant and equipment	6,563	6,707

Other assets:
Cash surrender value of officers’ life insurance policies	6,893	6,564
Other	10,216	6,571

Total other assets	17,109	13,135

Total assets	$81,573	$76,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets – Continued

(in thousands, except share data)

	As of Sept 30, 2004 (Unaudited)	As of December 31, 2003 (Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$7,618	$3,073
Accrued salaries and commissions	804	1,189
Accrued advertising and sales promotion costs	1,832	2,766
Accrued product warranty costs	967	1,524
Other accrued liabilities	1,038	1,453

Total current liabilities	12,259	10,005

Non-current liabilities:
Deferred compensation	5,285	4,556
Deferred income taxes	3,836	3,836
Other long term liabilities	465	135
Long term debt	1,485	—

Total non-current liabilities	11,071	8,527

Total liabilities	23,330	18,532

Shareholders’ equity:
Preferred stock $1 par value, shares authorized–1,000,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized; 7,039,100 issued for 2004 and 2003	2,345	2,345
Paid-in capital	19,572	19,772
Retained earnings	40,420	39,890
Accumulated other comprehensive income	28	16
Treasury stock, at cost (594,285 shares for 2004 and 619,323 shares for 2003)	(3,722)	(3,922)
Officer’s note receivable	(400)	(400)

Total shareholders’ equity	58,243	57,701

Total liabilities and shareholders’ equity	$81,573	$76,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Nine Months Ended (Unaudited)
	Sept 30, 2004	Sept 30, 2003
Cash flows used in operating activities:
Net income	$530	$345
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	2,280	2,181
Deferred taxes	12	—
Gain on cash surrender value (CSV) of life insurance	(77)	(210)
Changes in assets and liabilities:
Receivables	655	9,534
Inventories	(4,994)	(9,510)
Other current assets	(708)	(961)
Other assets	(3,541)	(1,810)
Accounts payable	4,535	1,032
Deferred compensation	730	515
Accrued liabilities	(2,283)	(2,867)
Other long term liabilities	329	—

Net cash flows used in operating activities	(2,532)	(1,751)

Cash flows used in investing activities:
Long term loan receivable	(697)	(1,699)
Capital expenditures	(1,428)	(1,086)
CSV life insurance premiums	(252)	(292)

Net cash flows used in investing activities	(2,377)	(3,077)

Cash flows from financing activities:
Net borrowings under the line-of-credit agreement	1,485	4,359

Net cash flows from financing activities	1,485	4,359

Effect of exchange rate changes on cash and cash equivalents	7	—

Net decrease in cash	(3,417)	(469)
Cash at beginning of period	4,736	2,829

Cash at end of period	$1,319	$2,360

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$80	$103
Taxes	$0	$530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the three month and nine month periods

ended September 30, 2004 and 2003

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

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business–The Company designs and markets consumer electronics products, which it sells primarily under the COBRA brand name principally in the United States, Canada and Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong, South Korea and the Philippines. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a vendor’s inability to fulfill its commitments to the Company.

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

Accounts Receivable–The majority of the Company’s accounts receivable are due from retailers and distributors. Credit is extended based on evaluation of a customer’s financial condition, including the availability of credit insurance, and, generally, collateral is not required. Accounts receivable are due within various specific customer terms and are stated at amounts due from customers net of an allowance for claims and doubtful accounts.

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

Comprehensive Income–The Company reports comprehensive income under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income includes net income and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the quarters ended September 30, 2004 and 2003, other comprehensive income includes only one component, which is the change in the foreign currency translation adjustment.

Concentration of Credit Risk–The Company places temporary cash investments with institutions of high credit quality.

The Company has a broad customer base doing business in all regions of the United States as well as other areas of North America and Europe. In addition, the Company maintains credit insurance for over 51% of its outstanding accounts receivable balances at September 30, 2004 and believes that there is a low risk on a few uninsured, larger customers. The level of credit insurance varies based on customer type and sales volume. Consequently, no significant concentration of credit risk is considered to exist.

Depreciation–Depreciation of buildings, improvements, tooling and equipment is computed using the straight-line method over the following estimated useful lives:

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

Long Term Loan Receivable–The Company evaluates the collectibility of its long term loan receivable from Horizon Navigation, Inc. (“Horizon”) based on the Company’s security interest in substantially all of Horizon’s assets and the anticipated revenue stream from royalties due to Horizon from the Company.

Research, Engineering and Product Development Expenditures–Research, engineering and product development expenditures are expensed as incurred.

Shipping & Handling Costs–Shipping and handling costs are included in cost of goods sold, and the amounts invoiced to customers relating to shipping and handling, are included in net sales.

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

	Three Months Ended Sept 30 (Unaudited)		Nine Months Ended Sept 30 (Unaudited)
	2004	2003	2004	2003
Net income, as reported	$571	$391	$530	$345
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22)	(35)	(75)	(128)

Pro forma net income	$549	$356	$455	$217

Net income per common share:
Basic — as reported	$0.09	$0.06	$0.08	$0.05
Basic — pro forma	0.09	0.06	0.07	0.03

Diluted — as reported	$0.09	$0.06	$0.08	$0.05
Diluted — pro forma	0.08	0.05	0.07	0.03

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

Revenue Recognition–Revenue from the sale of products is recognized at the time of shipment, except for revenue from sales of products to certain of those customers whose contractual terms specify FOB destination. Revenue from sales of products to these customers is recognized at the estimated time of receipt by the customer (estimated based on the average shipping time for all such customers), when title and risk of loss would pass to the customer. Obligations for sales returns and allowances and product warranties are recognized at the time of sale on an accrual basis.

ERP System Costs–The Company capitalizes certain costs associated with computer software developed or obtained for internal use in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. Costs associated with preliminary project activities and training are expensed as incurred. Capitalized costs related to computer software developed or obtained for internal use will be amortized over a seven year period on a straight-line basis when the relevant computer software is placed in service.

Reclassification–Certain previously reported amounts have been reclassified to conform to the current period presentation.

(2) PURCHASE ORDERS AND COMMITMENTS

At September 30, 2004 and 2003, the Company had outstanding inventory purchase orders with suppliers totaling approximately $20.1 million and $20.0 million, respectively.

(3) EARNINGS PER SHARE

	For the Three Months Ended (Unaudited)		For the Nine Months Ended (Unaudited)
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Income:
Income available to common shareholders (thousands)	$571	$391	$530	$345
Basic earnings per share:
Weighted-average shares outstanding	6,444,815	6,419,777	6,437,413	6,419,777

Basic earnings per share	$0.09	$0.06	$0.08	$0.05

Diluted earnings per share:
Weighted-average shares outstanding	6,444,815	6,419,777	6,437,413	6,419,777
Dilutive shares issuable in connection with stock option plans	603,848	519,400	638,348	442,900
Less: shares purchasable with proceeds	(489,393)	(433,179)	(468,797)	(372,168)

Total	6,559,270	6,505,998	6,606,964	6,490,509

Diluted earnings per share	$0.09	$0.06	$0.08	$0.05

(4) COMPREHENSIVE INCOME

Comprehensive income for the three months and nine months ended September 30, 2004 and September 30, 2003 was as follows (in thousands):

	For the Three Months Ended (Unaudited)		For the Nine Months Ended (Unaudited)
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Net income	$571	$391	$530	$345
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments (no tax effect)	(8)	—	12	22

Accumulated other comprehensive income (loss)	(8)	—	12	22

Total comprehensive income	$563	$391	$542	$367

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

The Company’s current hedging activity is limited to foreign currency purchases. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be affected adversely by changes in exchange rates. The Company hedges these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the instruments are carried at fair value in the Condensed Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the three months and nine months ended September 30, 2004.

(6) INTANGIBLE ASSETS

Intangible assets are included in “Other assets” in the Condensed Consolidated Balance Sheets and consist of the following at September 30, 2004 and December 31, 2003 (in thousands):

	Sept 30, 2004 (Unaudited)	December 31, 2003 (Unaudited)
Internal use software	$2,896	$1,562
Less accumulated amortization	(1,572)	(1,450)

	1,324	112

Trademarks	971	929
Less accumulated amortization	(298)	(265)

	673	664

Patents and technology and software licenses	1,876	1,514
Less accumulated amortization	(350)	(195)

	1,526	1,319

Product software	4,654	2,852
Less accumulated amortization	(381)	(101)

	4,273	2,751

Total	$7,796	$4,846

Internal use software is amortized over its estimated life, which generally is three years. This category includes expenditures for the Company’s new ERP system, which will be amortized over seven years beginning when it is placed in service in 2005. Trademarks are generally amortized over 20 years and patents are amortized over 17 years. The product software and technology license assets are amortized based on the percentage of revenues generated in each reporting period to the total revenues expected over the product life cycle. The software license asset is amortized according to units sold during the contract period based on the contract royalty rate as the software license waives royalties on the initial sale of products using the software, up to the cost of the software license. Total amortization expense for the three months and nine months ended September 30, 2004 was $367,000 and $590,000, respectively and for the three months and nine months ended September 30, 2003 was $34,000 and $248,000, respectively.

(7) CONTINGENCIES

The Company warrants to the consumer who purchases its products that it will repair or replace, without charge, defective products within a specified time period, generally one year. The Company also has a return policy for its customers that allows them to return to the Company products returned to them by their customers for full or partial credit based on when the Company’s customer last purchased these products. Consequently, it maintains a warranty reserve, which reflects historical warranty return rates by product category multiplied by the most recent six months of unit sales of that model and the unit standard cost of the model. A roll-forward of the warranty reserve is as follows (in thousands):

	Nine months ended Sept 30, 2004 (Unaudited)	Year ended December 31, 2003 (Unaudited)
Accrued product warranty costs, beginning of period	$1,524	$2,137
Warranty provision	2,193	4,446
Warranty expenditures	(2,750)	(5,059)

Accrued product warranty costs, end of period	$967	$1,524

(8) LONG-TERM LOAN RECEIVABLE

On January 8, 2003, the Company entered into a loan agreement with Horizon, a California corporation and vendor to the Company, that was subsequently modified on February 6, 2003. The outstanding loan receivable balance as of September 30, 2004 was $2,422,000, which includes approximately $172,000 of accrued interest and is included in “Other assets” on Cobra’s Condensed Consolidated Balance Sheets. At the discretion of the Company, Horizon may borrow up to $2,000,000 per annum, up to an aggregate amount of $6,000,000 at December 31, 2005. The loan accrues interest at a variable rate, which is a fixed margin above the prime rate. The loan agreement provides that the interest will be added to the principal amount of the loan. The outstanding principal amount, together with all accrued and unpaid interest, will be due on December 31, 2005. The loan is secured by substantially all of the assets of Horizon. Certain amounts of callable and non-callable warrants to purchase shares of common stock of Horizon are issued to the Company each time the Company makes loans to Horizon in excess of specified amounts and the Company has assigned no value to these warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary

The Company had net income of $571,000 or $0.09 per diluted share in the third quarter of 2004 compared to net income of $391,000 or $0.06 per diluted share, in the third quarter of 2003. Net sales for the third quarter of 2004 increased to $31.0 million, compared to net sales of $26.3 million in the third quarter of 2003, mainly due to the introduction of the Company’s newest GPS product, the NAVONE 3000™ mobile navigation product, increased sales of Detection and Citizens Band radio products and significantly increased international sales driven primarily by the sale of GMRS two-way radios in Canada. This increase was partially offset by the decline in the domestic two-way radio business due to a drop in sales to a major customer as intense competition continued in this category. Gross margin decreased to 26.2% from 26.9% in the third quarter of 2003, also as a result of intense price competition. Selling, general and administrative expenses increased in total over the third quarter of 2003 partially due to increased sales, but declined as a percentage of sales from 25.1% in the third quarter of 2003 to 23.6% in the third quarter of 2004.

The declining trend in the domestic two-way radio market is expected to continue, albeit at a slower pace. The Company anticipates that this revenue decline will be more than offset by increased sales in new product categories entered into in 2003 and 2004 as well as increased sales in Detection products, resulting in higher net income in 2004 versus 2003.

Third Quarter 2004 vs. Third Quarter 2003

Net sales for the third quarter of 2004 increased to $31.0 million from net sales of $26.3 million in the third quarter of 2003. The increase in net sales was due to the introduction of the NAVONE 3000 mobile navigation product, sales of GMRS two-way radios in Canada, where they were recently approved for sale by the Canadian government, and sales of a new line of two-way radios and marine radio products in Europe. This increase was partially offset by the decline in the domestic two-way radio business due to a drop in sales to a major customer as intense competition continued in this category. Also contributing to the increase in net sales was an increase in sales of Detection products that resulted from sales of a new line of 11 Band™ radar detectors and increased sales of Citizens Band radios reflecting an acceleration of purchases normally made in the fourth quarter by a large distributor.

Gross margin decreased in the third quarter of 2004 to 26.2% from 26.9% in the third quarter of 2003, in part due to the intense competition in the two-way radio business, which has resulted in retailers pushing for lower price points and other incentives to drive traffic. Also contributing to the slight decline was the sale of new Detection models at lower margins as the Company substantially eliminated rebates and instead lowered prices to customers so that they could hit lower price points.

Selling, general and administrative expenses increased $697,000 in the third quarter of 2004 from the same period a year ago and decreased as a percentage of sales to 23.6% from 25.1%. The main contributors to the increase in expenses was the increase in variable selling expenses associated with the increase in sales and a more favorable reduction of the Company’s bad debt expense in the prior year’s quarter due to an increase in credit insurance. The decrease as a percentage of sales was due to tight expense controls.

The $134,000 decrease in other income resulted from a lower gain on investments for the cash surrender value of life insurance policies compared to the third quarter of 2003.

For the third quarter of 2004, the Company had income tax expense of $335,000 compared to $261,000 tax expense for the prior year’s quarter. The effective tax rate was 37.0% for the third quarter of 2004 and 40.0% for the third quarter of 2003, reflecting higher expected pretax income in 2004 from Cobra Electronics Europe Limited.

Nine months ended September 30, 2004 vs. Nine months ended September 30, 2003

The Company’s net income was $530,000, or $0.08 per diluted share for the nine months ended September 30, 2004 compared to net income of $345,000, or $0.05 per diluted share in the same period a year ago. The improvement in the net income from 2003 resulted primarily from the increase in net sales of the Company’s newest GPS product, the NAVONE 3000, as well as maintaining stringent controls over selling, general and administrative expenses. Additionally, a reduction to reserves for customer programs curtailed or unnecessary due to strong product sell-through contributed to the increase. All of these factors were partially offset by a lower gross margin.

Net sales for the nine months ended September 30, 2004, which included reductions of $320,000 in the reserve for customer pricing programs curtailed or unnecessary due to strong product sell-through, increased to $78.9 million, from net sales of $73.5 million for the same period of 2003. The increase in net sales was due in part to the introduction of the Company’s newest GPS product, the NAVONE 3000, as well as an increase in sales of Detection products from sales of a new line of 11 Band radar detectors. Partially offsetting this increase was the decline in sales in the domestic two-way radio market due to a drop in sales to a major customer as intense competition continued in this category.

Gross margin for the nine months ended September 30, 2004 decreased to 25.5% from 27.1% in the same period a year ago, in part due to aggressive sales of older models of domestic two-way radios to make way for newer products, leading to substantially lower margins than would be expected under normal circumstances. Also, in 2003, the Company’s gross margin benefited from strong sales of a high margin Limited Edition Harley-Davidson Citizens Band radio.

Selling, general and administrative expenses decreased $195,000 in the nine months ended September 30, 2004 from the same period a year ago and decreased as a percentage of sales to 24.5% from 26.5%. This decrease was mainly the result of a reduction of $560,000 in the accrual for customer advertising programs curtailed or unnecessary due to strong product sell-through as well as stringent expense controls and was partially offset by increased engineering expenses for the development of the Company’s new GPS products.

The $121,000 decrease in other income resulted from a lower gain on investments for the cash surrender value of life insurance policies compared to the same period of 2003.

For the nine months ended September 30, 2004, the Company had an income tax expense of $311,000 compared to a $226,000 tax expense for the nine months ended September 30, 2003. The effective tax rate was 37.0% for the nine months ended September 30, 2004 compared to 39.6% for the nine months ended September 30, 2003, reflecting a higher expected pretax income in 2004 from Cobra Electronics Europe Limited.

LIQUIDITY AND CAPITAL RESOURCES

The Company is party to a revolving credit agreement for $45 million with three financial institutions, which extends until January 31, 2006. Borrowings and letters of credit issued under the agreement are secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. Loans outstanding under the credit agreement, as amended, bear interest, at the Company’s option, at 25 basis points below the prime rate or at LIBOR plus 175 basis points. The credit agreement specifies that the Company may not pay cash dividends and contains certain financial and other covenants, including a requirement that James R. Bazet continue as CEO of the Company. At September 30, 2004, the Company had interest bearing debt outstanding of $1.5 million and approximately $29.3 million available under this credit line based on asset advance formulas. The Company obtained a waiver letter as of September 30, 2004 covering an increase in the permitted capital expenditures for the year 2004.

Net cash flows used in operating activities was $2.5 million during the first nine months of 2004 primarily due to increases in inventory and other assets, which were partially offset by an increase in accounts payable. The increase in inventory can be attributed to building inventories for the expected seasonal increase in sales in the fourth quarter of 2004 and also reflects timing of receipts from vendors. The increase in other assets was a result of the implementation costs of the Company’s new ERP system and development costs for the NAVONE 3000. The increase in accounts payable reflected 30 day terms for the NAVONE 3000 and royalties due Horizon.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2004 to fund its working capital needs.

Investing activities required cash of $2.4 million in 2004, principally for tooling and funds loaned to Horizon Navigation (see note 8 to the condensed consolidated financial statements).

Financing activities generated cash flows of $1.5 million in the first nine months of 2004, reflecting net borrowings under the Company’s line-of-credit agreement.

The Company believes that for the foreseeable future, it will be able to continue to fund its operations with cash generated from operations using existing or similar future bank credit agreements to fund its seasonal working capital needs.

At September 30, 2004 and 2003, the Company had outstanding inventory purchase orders with suppliers totaling approximately $20.1 million and $20.0 million, respectively.

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

Revenue Recognition Revenue from the sale of products is recognized at the time of shipment, except for revenue from sales of products to certain of those customers whose contractual terms specify FOB destination. Revenue from sales of products to these customers is recognized at the estimated time of receipt by the customer (estimated based on the average shipping time for all such customers), when title and risk of loss would pass to the customer. Obligations for sales returns and allowances and product warranties are recognized at the time of sale on an accrual basis as described below.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign exchange rates. Interest rate exposure is principally limited to the $1.5 million of debt outstanding under the Company’s credit agreement at September 30, 2004. The debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating debt would result in approximately a $7,500 annual increase or decrease in interest expense and cash flows.

The Company’s suppliers are located in foreign countries, principally in Asia. The Company made approximately 22.6% of its sales outside the United States, principally in Europe and Canada, in the third quarter of 2004. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in U.S. dollars, except for some of the billings of its European business, which are conducted in euros. The Company does not use derivative financial or commodity instruments for trading or speculative purposes, however, forward contracts are occasionally used for hedging some euro denominated transactions for the Company’s European business. Please refer to note 5 in the condensed consolidated financial statements, which is incorporated herein by reference. A 10% movement in the U.S. dollar/euro exchange rate on the forward contracts outstanding at September 30, 2004 would result in approximately a $180,000 annual increase or decrease in cost of sales and cash flows.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report or in other Company filings, press releases, or otherwise. Factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas:

•	global economic and market conditions, including continuation of or changes in the current economic environment;

•	ability of the Company to introduce new products to meet consumer needs, including timely introductions as new consumer technologies are introduced, and customer and consumer acceptance of these new product introductions;

•	pressure for the Company to reduce prices for older products as newer technologies are introduced;

•	significant competition in the consumer electronics business, including introduction of new products and changes in pricing;

•	factors related to foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns and effects of fluctuation in exchange rates);

•	the Company’s ability to maintain adequate financing, to bear the interest cost of such financing and to remain in compliance with financing covenants;

•	changes in law; and

•	other risk factors, which may be, detailed from time to time in the Company’s SEC filings.

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

Item 4. Controls and Procedures

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 12, 2004

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.