Form 10-K
period 2004-12-31
COBRA ELECTRONICS CORP
filed 2005-03-31
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and non-voting common equity (only Common Stock) held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2004, was $58,325,576.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2005 was 6,444,815.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 10, 2005, are incorporated by reference into Part III of this Report.

PART I

Item 1.  Business

General

Cobra Electronics Corporation (the “Company” or “Cobra”), incorporated in Delaware in 1961, is a public company traded on The NASDAQ Stock Market under the symbol “COBR”. The Company is a leading manufacturer of two-way mobile communications products in the United States, Canada and Europe, holding the number one or strong number two-position in each of its longstanding product lines and targeting a similar position for businesses recently entered into, namely portable mobile navigation systems, marine VHF radios and marine power inverters. The Company has a 40-year track record of innovation and the development of award-winning products, and is an industry leader in developing technology applications that serve consumers’ needs. Management believes that the Company’s future success depends upon its ability to predict and respond in a timely and effective manner to changes in the markets it serves. Product performance, reliability, price, availability and service are the main competitive factors. Also, sales are dependent upon timely introduction of new products, which incorporate new features desired by consumers, at competitive prices. Cobra is the number one brand in Citizens Band radios and radar detectors and a strong number two in the worldwide Family Radio Service/General Mobile Radio Service (“FRS/GMRS”) two-way radio category.

In 2003, Cobra introduced a line of hand-held GPS devices for recreational use and a line of marine radios and power inverters. In 2004, Cobra entered the mobile navigation market with the introduction of its “Plug and Go” mobile navigation devices.

Recent Developments

Innovation remains the hallmark of Cobra’s success, as demonstrated by just a few of its recent product introductions and other recent developments.

In the third quarter of 2004, Cobra began selling the NAV ONE™ 3000, a “Plug and Go” mobile navigation system incorporating industry-leading features that eliminate the need to download maps from computers. This event marked a milestone for the Company, as it made the jump from selling hardware to selling technology. The product was introduced at the January 2004 International Consumer Electronics Show where it won two International CES Innovations Awards from the Consumer Electronics Association for the product’s groundbreaking features. These innovative features include an infrared port which allows users to beam an address directly to the unit from a Palm® or Pocket PC® PDA, eliminating the need to key in an address, the largest high-resolution screen in its class (at 5.2 inches with ultra-bright color display) and an internal gyroscope which tracks the vehicle’s position even when the satellite signal is temporarily lost while traveling in an urban area or through dense foliage.

After introducing the GPS 100 and GPS 500 in 2003, Cobra began selling the GPS 1000 DLX during the third quarter of 2004. This marked Cobra’s most advanced entry into the hand-held GPS market to date, as the model comes preprogrammed with Rand McNally™ Street Finder software for street-level mapping detail. This unit also uses the next generation of iA.S.A.P™ technology for accelerated acquisition times and is memory card compatible for expanded memory.

Following up on the success of Cobra’s 2003 line of microTALK® FRS/GMRS two-way radios, that included the PR 4000-2 WX (selected to receive Popular Mechanic’s prestigious “Editor’s Choice” award at the 2003 International Consumer Electronics Show), the 2004 line provided the consumer with the industry’s longest available range in the FRS/GMRS two-way radio category. Cobra offered seven 22-channel radios during 2004, making it the first manufacturer to offer a full line of extended range two-way radios.

Cobra radar detection products incorporate industry leading detection technology that increases range and detects the new K and Ka POP Modes as well as exclusive features that reduce false alerts, warn drivers about emergency vehicles and preserve power. This combination of features, performance and safety is unmatched by any other radar detector manufacturer and has made Cobra the clear market leader.

In the first quarter of 2004, Cobra made its first line of entry-level and professional-grade marine products available to retailers nationwide and in England. The Cobra Marine™ line features handheld and fixed dual power VHF marine transceivers, and marine power inverters. This product line is distinguished by premium features and industry firsts focused on usability and safety.

Cobra will introduce three new mobile navigation products in late 2005. The NAV ONE 2750 will provide consumers with a more affordable alternative to the NAV ONE 3000, while still providing the “plug and go” capabilities. The NAV ONE 4000 will have a new design, featuring touch-screen capability and a new user interface. The NAV ONE 4500, in addition to the design upgrades of the NAV ONE 4000, will feature real-time traffic information, providing drivers in up to 50 metropolitan areas with warnings of accidents, traffic congestion or other delays and offering users an opportunity to reroute their trip.

Building upon its award-winning heritage of intuitively designed and solid performing products, Cobra’s 2005 line of microTALK two-way radios will feature extended communication ranges of up to 4, 8, 10 and an industry-leading 12 miles. As the first and only two-way radio on the market with 22 channels, 38 privacy codes and 83 DCS codes, the top-of-the-line PR 4700 WX offers users unparalleled privacy code options. The complete line of new two-way radios will be available at major retailers beginning in the second quarter of 2005.

Suppliers

One of the Company’s fundamental strengths is its product sourcing ability. Substantially all of the Company’s products are manufactured to its specifications and engineering designs by a number of suppliers, primarily in China, Hong Kong and the Philippines. The Company maintains control over the design and production quality of its products through its wholly owned subsidiary in Hong Kong which seeks out new suppliers, monitors technological changes, performs source inspection of key suppliers, provides selected engineering services and expedites shipments from suppliers.

Over a period of years, the Company has developed a network of suppliers for its products. To maintain flexibility in product sourcing, all of the Company’s supply contracts with its suppliers can be terminated by the Company “at will.” While it is the Company’s goal to maintain strong relationships with its current suppliers, management believes that, if necessary, alternate suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends upon the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, under certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company. The Company negotiates substantially all of its purchases in U.S. dollars to protect itself from currency fluctuations. Assets located outside of the United States, principally Company-owned tooling at suppliers, had a net book value of $2.2 million at December 31, 2004.

Research, engineering and product development expenditures are expensed as incurred. These expenditures amounted to approximately $2.4 million in 2004, $2.0 million in 2003 and $1.5 million in 2002.

Products

The Company operates only in the consumer electronics industry. Principal products include:

•	microTALK FRS and GMRS, PMR two-way radios

•	9 Band™, 10 Band™ and 11 Band™ radar detectors with exclusive Strobe Alert™ technology

•	Citizens Band radios, including those with exclusive SoundTracker® and NightWatch™ technologies

•	HighGear™ accessories

•	GPS hand-held receivers

•	Marine VHF radios and power inverters

•	NAV ONE™ mobile navigation devices

The Company competes primarily in the United States with various manufacturers and distributors of consumer electronics products, principally on the basis of product features and price, and expects the market for its products to remain highly competitive. The Company also markets its products in over 30 countries around the world through distributors.

Other than for mobile navigation and hand-held GPS products, the Company does not believe that patents and other intellectual property are of material importance to its products. However, when the Company develops a unique technology (such as VibrAlert™ vibrating technology for two-way radios), patents are applied for to preserve exclusivity, wherever possible. The Company has entered into agreements with various providers and/or developers of intellectual property used in connection with its GPS products, including Horizon Navigation, Inc. and AtBrain Corporation. The Company has negotiated agreements with these parties that guarantee exclusivity with respect to certain product categories and distribution channels, which management believes protects the Company’s rights to the underlying intellectual property. The Company’s microTALK FRS/GMRS two-way radios, 9 Band, 10 Band, and 11 Band detectors with exclusive Strobe Alert technology, SoundTracker and NightWatch Citizens Band radios, HighGear accessories, GPS receivers, marine products and mobile navigation devices are marketed under the Cobra brand name.

The Company introduced the NAV ONE 3000 at the 2004 International Consumer Electronics Show where it won two 2004 International CES Innovations Awards from the Consumer Electronics Association for its innovative features. The NAV ONE 3000 began selling in the third quarter of 2004, and marked a milestone for the Company, as it made the leap from selling hardware to selling technology. The model contains several innovative features including an infrared port which allows users to beam an address directly to the unit from a Palm® or Pocket PC® PDA eliminating the need to key in an address, the largest high-resolution screen in its class (at 5.2 inches with ultra-bright color display) and an internal gyroscope which tracks the vehicle’s position even when the satellite signal is temporarily lost while traveling in an urban area or through dense foliage. The Company estimates that the domestic market for mobile navigation in factory net sales during 2004 was approximately $280 million compared to $228 million in 2003 (based on data from Frost & Sullivan).

In 1997, the Company entered the FRS two-way radio market and in the fall of 1998 began selling its new microTALK line. The Company has attained a strong number two market position in the domestic FRS/GMRS two-way radio market. The Company estimates that the domestic market for FRS/GMRS two-way radios in factory net sales in 2004 was approximately $140 million compared to $180 million in 2003 (based on Consumer Electronics Association data).

FRS/GMRS two-way radios operate on UHF FM frequencies, which allow for an extremely small hand-held radio and exceptionally clear sound that penetrates through buildings and other obstacles. Unlike cellular phones, these radios require no monthly fee and provide coverage even in the most remote areas. Because of their range—up to twelve-miles (for certain 2005 GMRS models, which require a license)—and exceptionally clear sound quality, the radios enable families and friends to easily keep in touch in the many situations where they typically get separated and are out of earshot, such as in shopping malls, amusement parks and ski resorts. FRS/GMRS two-way radios also provide parents with an easy way to maintain contact with children when they are outside playing.

In 2001, GMRS two-way radios started to become more of a factor in the market place as consumers demanded a greater operating range than conventional FRS radios could provide. GMRS radios provide a range of up to twelve miles. Another key to Cobra’s success in the FRS/GMRS market has been its emphasis on value packs, which include battery chargers, rechargeable batteries and other accessories along with the radios.

The Company’s microTALK two-way radios have innovative features, including incoming call alert that lets one user “ring” another user and talk confirmation tones that subtly let users know when the other party is done talking. Certain models even have a patented VibrAlert feature that works like a silent vibrating pager, which makes it perfect for situations where noiseless operation is important or where a ring alert cannot be easily heard. Also, certain models incorporate a ten-channel NOAA all hazards alert radio, which warns of weather, chemical and other civilian emergencies.

In 1999, the Company launched its European line of microTALK PMR radios in the United Kingdom, France, Spain, Germany, Sweden and Finland, and now holds a leading share in the European market. In 2000, as part of its European strategy to be closer to its customers, the Company formed an Irish subsidiary, Cobra Electronics Europe Limited, which is headquartered in Dublin, Ireland. As of December 31, 2004, the Company had 11 distributors serving approximately 22 countries in Europe.

In the second quarter of 2000, Cobra began selling its microTALK FRS radios in Canada, which approved the technology in March 2000, and now holds the number one share of this market. Additionally, the Canadian government approved the sale of GMRS radios in 2004. Cobra holds the number one share of this market as well.

Cobra is the number one brand in the domestic market for integrated radar/laser detectors. In factory net sales, the Company estimates that the U.S. market for integrated radar/laser detectors was approximately $64 million in 2004 and $59 million in 2003 (based on CEA data). Cobra commands the number one market share by offering innovative products with the latest technology.

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

In 2002, the Company introduced the innovative SmartMute™ feature that is standard on Cobra’s 10 Band and 11 Band radar/laser detectors. An enhanced SmartMute feature called Intellimute™ was introduced in 2004. This technology automatically mutes unwanted audible alerts below a driver-set speed, based on engine revolutions per minute.

In 2003, the Company introduced the market’s first 11 Band models, which alert drivers to the Spectre devices used to detect the presence of radar detectors in vehicles. These models also employ SmartPower™ technology, which avoids inadvertent car battery draining that could occur in certain automobiles by not turning the detector off when the vehicle has been turned off.

In 2004, the Company introduced a new line of radar detectors that incorporates industry-leading technology that increases range and detects the new K and Ka POP Modes. The line also includes IntelliShield™ software that significantly reduces false alerts in densely populated urban areas. The “city mode” has three settings for enhanced false signal rejection.

Cobra is the leading brand in the domestic Citizens Band radio market, which the Company estimates to be approximately $38 million in factory net sales (based on Industrial Marketing Research (IMR) data) in 2004 and $44 million in 2003 (based on IMR data). Approximately 90 percent of this market is for mobile Citizens Band radios, most of which are purchased by professional truck drivers. The remaining part of the domestic market is for hand-held Citizens Band radios used for sport and recreational activities.

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

In 2003, Cobra introduced a new line of hand-held GPS models incorporating the industry’s first truly user-friendly features, which addressed what has traditionally been the primary barrier to consumer acceptance. The Company estimates that the domestic market for hand-held GPS receivers in factory net sales in 2004 was $375 million and approximately $325 million in 2003 (based on data from Allied Business and Frost & Sullivan).

The GPS 100 and GPS 500 models include Cobra’s exclusive A.S.A.P™, a technology that accesses 18 channels, as opposed to the category standard of 12, to locate a user’s position up to twice as fast as any other GPS technology in the consumer market. The recently introduced GPS 1000 DLX uses iA.S.A.P technology, which matches the performance of 18 channel technology, but only requires 12 channels, thus reducing power requirements and extending battery life. In addition, Cobra’s GPS 500 and GPS 1000 DLX models include Rand McNally™ mapping software, with worldwide city and state coordinates, Canadian province and European national boundaries. Both models allow users to download points of interest from a personal computer using the optional Rand McNally™ software and the GPS 1000 DLX allows users to download street-level detail.

In the fourth quarter of 2003, Cobra introduced its first line of entry-level and professional-grade marine electronics. The new product line is distinguished by premium features and industry firsts focused on usability and safety. The marine product line consists of fixed and hand-held dual power marine VHF transceivers, as well as marine power inverters.

Competition

Major competitors of the Company are Garmin and Magellan (Mobile Navigation and GPS receivers); Motorola, Audiovox and Uniden (FRS/GMRS); Whistler and Escort/Beltronics (Detectors); Uniden, Midland and Radio Shack (Citizens Band radios); Icom, Uniden and Standard Radio (Marine products).

Sales and Distribution

Demand for consumer electronics products is somewhat seasonal and varies according to channel of distribution. Historically, sales in the last half of the year are significantly greater than in the first half, reflecting increasing purchases by retailers for various promotional activities that begin mainly in the second quarter and culminate with the holiday selling season. Also, because mass retail accounts make up an increasing portion of the Company’s business, the Company has experienced a shift in orders from the third quarter to the fourth quarter when the mass retailers normally begin their load-in for the holiday selling season. In 2005, the Company will continue to focus on developing new customers in the marine/outdoor channel that will over time, reduce the fourth quarter seasonality, as sales in this channel tend to peak in the first and second quarters.

Cobra products are distributed through a strong, well-established network of nearly 300 retailers and distributors located primarily in the United States. Approximately 70 percent of the Company’s sales are made directly to mass marketers, such as consumer electronics specialty stores, large department store-chains, warehouse clubs, office supply chains, television home-shopping, direct-response merchandisers, home centers and specialty stores. Most of the remaining sales are through two-step wholesale distributors that carry Cobra products to fill orders for travel centers, truck stops, small department stores, appliance dealers, duty-free shops on cruise lines and for export. Cobra’s primary sales force is composed of independent sales representatives who work on a straight commission basis. They do not sell products of the Company’s competitors. The Company now estimates that its products are available in nearly 40,000 retail outlets in the U.S. In both Canada and Europe, the Company utilizes distributors, which sell primarily to retailers.

Customers which exceeded 10% of net sales in any one year are as follows: In 2004, sales to Wal-Mart and Best Buy were 17.7 percent and 14.2 percent, respectively. In 2003, sales to Wal-Mart and Best Buy were 22.3 percent and 13.0 percent of net sales, respectively. In 2002, sales to Best Buy and Wal-Mart were 14.3 percent and 13.3 percent of net sales, respectively.

International sales, primarily in Canada and Europe, were $18.2 million, $14.4 million and $15.1 million in 2004, 2003 and 2002, respectively. For additional financial information about geographic areas, see Note 11 to the Consolidated Financial Statements.

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

Employees

As of December 31, 2004, the Company employed 135 persons in the U.S. and 16 in its international operations. None of the Company’s employees is a member of a union.

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

Item 3.  Legal Proceedings

The Company is subject to various unresolved legal actions and proceedings, which arise, in the normal course of its business. None of these actions is expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2004.

Item 4A.  Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name, Age and Present Position	Has Held Present Position Since	Prior Business Experience in Past Five Years
James R. Bazet, 57,	Jan. 1998
President and Chief Executive Officer*

Carl Korn, 83,	Nov. 1961
Chairman*

Anthony Mirabelli, 63,	Feb. 1997
Senior Vice President, Marketing and Sales

Michael Smith, 51, Senior Vice President and Chief Financial Officer	Jan. 2001	Managing Director-Corporate Finance, Mesirow Financial, Inc., 1997-2001.

Gerald M. Laures, 57,	Mar. 1994
Vice President-Finance and Corporate Secretary

*	Is also a director.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on The NASDAQ Stock Market under the symbol COBR. As of March 4, 2005, the Company had approximately 757 shareholders of record and approximately 1,711 shareholders for whom securities firms acted as nominees. The Company’s common stock is the only class of equity securities outstanding.

Under the terms of its credit agreement, the Company may not pay cash dividends.

STOCK PRICE DATA

	STOCK PRICE RANGE
	2004		2003		2002
Quarter	High	Low	High	Low	High	Low
First	$11.540	$7.400	$7.200	$5.840	$8.250	$6.040
Second	9.250	8.110	7.100	5.950	9.250	7.400
Third	8.920	6.020	7.340	5.760	8.420	6.180
Fourth	9.250	7.020	7.560	6.250	7.000	5.800
Year	11.540	6.020	7.560	5.760	9.250	5.800

Note: Data compiled from The NASDAQ Stock Market Monthly Summary of Activity Reports.

Item 6.  Selected Financial Data

FIVE-YEAR FINANCIAL SUMMARY

Years Ended December 31	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Operating Data:
Net sales	$122,877	$114,811	$135,840	$150,031	$143,204
Gross profit	32,225	30,655	34,277	38,989	39,421
Selling, general and administrative expense	28,337	27,515	31,074	28,404	26,600
Expenses for the terminated Lowrance acquisition	—	—	—	1,402	—
Operating income	3,888	3,140	3,203	9,183	12,821
Tax provision	1,496	1,302	1,346	3,594	4,132
Net earnings	2,381	1,841	1,720	4,685	7,189

Net earnings per share:
Basic	0.37	0.29	0.27	0.75	1.17
Diluted	0.36	0.28	0.26	0.73	1.12

As of December 31:
Total assets	82,494	76,233	74,782	89,592	77,761
Short-term debt	—	—	—	—	13,376
Long-term debt	—	—	—	15,378	—
Shareholders’ equity	60,127	57,701	55,879	53,972	48,626
Book value per share	$9.33	$8.99	$8.70	$8.56	$7.89
Shares outstanding	6,445	6,420	6,420	6,303	6,166

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Net sales in 2004 increased 7.0% to $122.9 million for the year ended December 31, 2004, compared to $114.8 million in 2003 as a result of higher sales of newer products, including mobile navigation, handheld GPS and marine electronics as well as increased Detection and International sales. Gross margin decreased from 26.7% to 26.2% driven primarily by sales earlier in the year of certain end-of-life inventory and $614,000 of increased amortization expense on intangible assets associated with a change in estimated economic useful life for certain handheld GPS models. Selling, general and administrative expenses increased by $822,000 or 3.0%, but declined as a percentage of net sales from 24.0% to 23.1%, reflecting increased sales, higher research and development (“R&D”) expenses for new products, expenses related to the Company’s new Enterprise Resource Planning (“ERP”) system and higher deferred compensation expense, partially offset by lower bad debt expenses and a reserve reduction.

Net earnings in 2004 were $2.4 million, or $0.36 per diluted share, compared to $1.8 million, or $0.28 per diluted share for 2003. Income tax expense in 2004 reflected additional tax expense for the establishment of a valuation allowance for the deferred net operating loss carry-forward tax asset related to Cobra Electronics Europe Limited.

The declining trend in the two-way radio market is expected to continue in 2005. The Company anticipates that this revenue decline will be offset by increased sales in mobile navigation, Citizens Band radios and marine products and increased sales in Europe. The Company also expects improvements in gross margins and operating margins, resulting in higher net earnings in 2005 versus 2004.

Results of Operations

2004 Compared to 2003

The $8.1 million increase in net sales resulted from higher sales of newer products, including mobile navigation, marine electronics as well as increased Detection and International sales. A significant decline in sales in the two-way radio category in 2004, both in units and in price per unit, reflected market trends. This resulted in lower sales for the year to the Company’s largest customer, Wal-Mart. However, sales of mobile navigation products drove an increase in sales to Best Buy, the Company’s second largest customer.

The declining trend in the two-way radio market is expected to continue in 2005. The Company anticipates that this revenue decline will be offset by increased sales in mobile navigation, Citizens Band radios and marine products and increased sales in Europe. The Company also expects improvements in gross margins and operating margins, resulting in higher net earnings in 2005 versus 2004.

Gross margin decreased from 26.7% to 26.2% driven primarily by sales earlier in the year of certain end-of-life inventory and $614,000 of increased amortization expense on intangible assets in the fourth quarter of 2004, associated with a change in estimated economic useful life for certain handheld GPS models. These were partially offset by a favorable impact from a stronger euro in 2004.

Selling, general and administrative expenses increased by $822,000 or 3.0%, but declined as a percentage of net sales from 24.0% to 23.1%, reflecting increased R&D expenses for new products, expenses related to the Company’s new ERP system and higher deferred compensation expense, partially offset by lower bad debt expenses and a reserve reduction.

R&D expense was higher by $434,000, which reflected headcount additions for new product development, both in the U.S. and Hong Kong. The Company anticipates that R&D costs will continue to increase as resources are acquired to support the anticipated growth of the Company’s navigation and marine products. Expenses related to the Company’s new ERP system amounted to approximately $290,000 and included consulting and temporary help, travel, meals and training. The $245,000 increase in deferred compensation expense was due to additional years of service for the Company’s President and CEO, who entered into a new five-year contract in 2004.

These increases were partially offset by a decrease in bad debt expense. The lower bad debt expense included a reduction of $308,000 in the allowance for doubtful accounts, based on the Company’s write-off history in the last five years and specifically identified accounts that might be at risk.

Interest expense of $110,000 for 2004 was $52,000 lower than 2003, due to lower average debt outstanding during 2004 and lower unused line fees that resulted from a reduction in the Company’s credit line from $55 million to $45 million.

Other income decreased by $66,000 compared to 2003 primarily due to a lower gain on the cash surrender value of life insurance policies.

Income tax expense increased $194,000 to $1.5 million in 2004 due to an increase in pretax income and the establishment of a valuation allowance for the deferred net operating loss carry-forward tax asset related to Cobra Electronics Europe Limited. The effective tax rate was 38.6% in 2004 compared to 41.4% in 2003.

2003 Compared to 2002

The $21.0 million decrease in net sales primarily reflected a significant decline in sales in the two-way radio category, both in units and in price per unit. Nearly three-quarters of the decline in Cobra’s two-way radio sales was due to a decline in units sold, mirroring the overall market trends in the category. The remainder of the decline was due to continued declines in average selling prices, again reflecting market trends. Management believes that the industry decline in average selling price was offset somewhat by Cobra’s product mix and merchandising initiatives, including the introduction of longer range GMRS units and the use of value packs.

Certain customers also contributed to the decline in two-way radio sales. Merchandising choices by Costco Wholesale, which selected a competitor for placement in 2003, and Best Buy, which selected certain low-price point models from competitors, contributed to a decline in sales from 2002 of $10.8 million. Additionally, sales to K-Mart declined by $3.1 million, as Cobra imposed credit restrictions subsequent to this company’s bankruptcy filing. Partially offsetting these declines and providing a market share gain was an increase in two-way radio sales to Wal-Mart, with unit sales increasing by approximately 10%.

Partially offsetting the decline in sales of two-way radios was an increase in sales of Citizens Band radios, driven by the Harley Davidson® and Dale Earnhardt® limited edition models, and sales from Cobra’s new product categories, hand-held GPS and marine VHF radios and power inverters.

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

Selling, general and administrative expense decreased $3.6 million, or 11.5%, and as a percentage of net sales, increased to 24.0% in 2003 from 22.9% in 2002. The decrease reflected lower overall sales, a shift in customer mix to customers using fewer programs, a decline in advertising programs at certain customers and the reversal of $1.2 million of unused program funds from 2002. This decrease was partially offset by increases in bad debt and R&D expenses. The higher bad debt expense resulted from a one-time reduction of $772,000 in the allowance for claims and doubtful accounts in 2002. The Company purchased insurance on a portion of the outstanding accounts receivable balance beginning in 2000. In 2002, the Company increased the insurance coverage, which resulted in the large reduction in the allowance for claims and doubtful accounts. R&D expense was higher by $478,000, which reflected headcount additions for new product development, both in the U.S. and Hong Kong.

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

Liquidity and Capital Resources

On January 31, 2002, the Company executed a new three-year revolving credit agreement for $55 million with three financial institutions. Borrowings and letters of credit issued under the agreement are secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. The credit agreement was amended as of February 18, 2003 to address certain covenant violations then existing and decrease the earnings requirements for each calendar quarter through March 31, 2004 and to provide for increased permitted capital expenditures in 2003. The credit agreement was further amended on February 18, 2004 to extend the term of the agreement to January 31, 2006, address certain covenant violations that would otherwise have occurred, reduce the cost of the credit facility by reducing its size to $45 million and reducing the applicable interest rates, and modify the earnings requirements for each calendar quarter through January 31, 2006. As of September 30, 2004, the Company obtained a waiver letter to cover an increase in the permitted capital expenditures for the year 2004. Loans outstanding under the credit agreement, as amended, bear interest, at the Company’s option, at 25 basis points below the prime rate or at LIBOR plus 175 basis points. The credit agreement specifies that the Company may not pay cash dividends and contains certain financial and other covenants, including a requirement that James R. Bazet continue as CEO of the Company. At December 31, 2004, the Company had no interest bearing debt outstanding and approximately $32.0 million available under this credit line based on asset advance formulas.

Net cash flows generated in operating activities were $2.9 million for the year ended December 31, 2004. Operating cash flows generated included the following: net earnings of $2.4 million, depreciation and amortization of $3.4 million, an increase in accounts payable of $1.7 million, an increase in accrued income taxes of $1.7 million and a decrease in inventory of $1.2 million. The above inflows were partially offset by an increase in accounts receivable of $4.7 million and an increase in intangible assets of $2.8 million. The increase in accounts payable reflected longer payment terms during 2004 for selected vendors. Accrued income taxes increased due to significantly increased income tax liabilities. The increase in accounts receivable was primarily driven by the increase in sales, offset in part by an overall reduction in the number of days sales outstanding. The increase in intangible assets was due principally to new product software development expenditures for both mobile navigation and hand-held GPS devices, which are also expected to continue in 2005 and beyond. The amortization of these assets is also expected to grow in future years.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2005 to fund its working capital needs.

Alternative minimum tax (“AMT”) credit carry-forwards were fully utilized as of December 31, 2004. The Company is currently making federal income tax payments at the statutory income tax rate.

Investing activities required cash of $4.8 million in 2004, principally for the implementation of a new ERP system, the purchase of tooling and equipment and the installation of building improvements, funds loaned to Horizon Navigation (see note 10 to the consolidated financial statements) and the annual premiums paid for officers’ life insurance. In addition, during 2004 the Company retired $6.4 million of fully depreciated tooling fixed assets that were deemed obsolete. There was no net cash used in financing activities in 2004, as the Company did not have any debt outstanding at the end of each year.

The Company believes that for the foreseeable future, it will be able to continue to fund its operations with cash generated from operations using existing or similar future bank credit agreements to fund its seasonal working capital needs.

Total outstanding commitments at December 31, 2004 were as follows: (in thousands)

	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Capital Lease (a)	$306	$72	$144	$90	$—
Operating leases	962	119	131	121	591
Purchase obligations	17,226	17,226	—	—	—
Letters of credit	4,378	4,378	—	—	—
Deferred compensation (a)	5,818	254	762	508	4,294

Total	$28,690	$22,049	$1,037	$719	$4,885

(a)	Included on the Consolidated Balance Sheets on pages 17-18.

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

Warranty Reserve    The Company generally provides a one year consumer warranty for its products and also allows its customers to return product that has been returned by their customers. Consequently, the Company maintains a warranty reserve, which reflects historical return rates by product category multiplied by the most recent six months of unit sales of that model and the unit standard cost of the model. The Company uses the most recent six months of unit sales in the estimate, as historical experience tells the Company that most returns will occur within six months of the Company’s original sale date. Therefore, judgments must be made based on historical returns rates and how the returned product will be disposed, either by liquidation or return to vendors for credit on new purchases. This reserve may vary based upon the level of sales and changes in historical return rates from quarter to quarter as well as estimated costs of disposal, either liquidation prices or the credit given by vendors.

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

Advertising and Sales Promotion Accrual    The reserve reflects amounts provided to retailers and distributors for advertising and sales promotions. Customer programs, agreed to at the beginning of each year, are mainly variable programs dependent on sales and may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new promotional opportunities. Accruals are made monthly for each customer by multiplying the customer’s estimated program accrual percentage by the customer’s actual sales. Therefore, this accrual will vary depending on a given quarter’s sales and the sales mix of customers from quarter to quarter. In addition, should a customer significantly exceed or fall short of their planned program sales, adjustments may need to be made to the customer’s estimated program accrual percentage due to certain minimum and/or maximum sales thresholds in the customer’s programs. Adjustments may also be necessary periodically for unused customer funds.

Deferred Compensation    Obligations under the deferred compensation plans (most of which are non-qualified defined benefit plans) and annual deferred compensation expense are determined by a number of assumptions. Key assumptions in the determination of obligations under the plans and annual deferred compensation expenses include the discount rate and anticipated compensation for each individual covered by the plans, which in part is dependent upon the anticipated future profitability of the Company. The rate is also dependent on rates used for qualified defined benefit plans. The discount rate used approximates the fixed rate of return the Company earns on the cash surrender value of an insurance policy purchased to fund payments to the retired president and CEO, which represented approximately half of the total obligation of the plans at December 31, 2004. This discount rate was 7% in both 2004 and 2003 and 8% in 2002. The compensation increase assumptions are based on historical experience and anticipated future performance.

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

New Accounting Pronouncements

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (“the Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income (“ETI”) exclusion tax benefit for foreign sales which the World Trade Organization (“WTO”) ruled was an illegal export subsidy. The European Union (“EU”) believes that the Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with their prior ruling. This will have no material impact on the Company. Additionally, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The impact on the Company in the future will not be material.

On December 21, 2004, the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” was issued. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction would be reported in the period in which the deduction is claimed on our tax return beginning in 2005. As regulations are still pending, the Company has not been able to quantify the impact, however, but believes that the impact will not be material.

On December 21, 2004, FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” was issued. FSP 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act’s impact on a company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. FSP 109-2 was effective upon issuance. As of December 31, 2004, based on management’s analysis of the Act, although not yet finalized, it is unlikely that under the repatriation provision of the Act the Company had any foreign earnings to repatriate and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings.

In November 2004, the FASB issued Statement 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” to clarify that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current period expenses. Also, Statement 151 requires fixed overhead costs to be allocated to inventory based on normal production capacity. Normal production capacity includes a range of production levels. It is the production an enterprise expects to achieve over a number of periods under normal circumstances, considering reductions in capacity from planned maintenance. The Company believes that its current accounting policies adhere to the specifications of Statement 151.

In December 2004, the FASB issued Statement 123 (R) “Share-Based Payment.” This statement will require the Company to recognize the fair value of granted options and shares as compensation cost over the service (vesting) period in its financial statements, beginning in the first interim or annual reporting period after June 15, 2005. Accordingly, the Company will reflect the adjustment to its 2005 earnings for the impact of this accounting pronouncement in the interim reporting period ending September 30, 2005.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign exchange rates. The Company does not have any interest rate exposure at December 31, 2004, as there is no outstanding debt. Debt incurred is priced at interest rates that float with the market and therefore the fair value of the Company’s debt is not significantly affected by changes in market interest rates.

The Company’s suppliers are located in foreign countries, principally in Asia. In 2004, approximately 14.8% of the Company’s sales were outside the United States, principally in Europe and Canada, compared to 12.6% in 2003. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in U.S. dollars, except for some of the billings of its European business, which are conducted in euros. The Company does not use derivative financial or commodity instruments for trading or speculative purposes, however forward contracts are occasionally used for hedging some euro denominated transactions for the Company’s European business. Please refer to Note 4 in the financial statements, which are incorporated herein by reference. A 10% movement in the U.S. dollar/euro exchange rate on the forward contracts outstanding at December 31, 2004 would result in approximately a $569,000 annual increase or decrease in cost of sales and cash flows.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report or in other Company filings, press releases, or otherwise. Factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas:

•	global economic and market conditions, including continuation of or changes in the current economic environment;

•	ability of the Company to introduce new products to meet consumer needs, including timely introductions as new consumer technologies are introduced, and customer and consumer acceptance of these new product introductions;

•	pressure for the Company to reduce prices for older products as newer technologies are introduced;

•	significant competition in the consumer electronics business, including introduction of new products and changes in pricing;

•	factors related to foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns and effects of fluctuation in exchange rates);

•	ability of the Company to maintain adequate financing, to bear the interest cost of such financing and to remain in compliance with financing covenants;

•	changes in law; and

•	other risk factors, which may be detailed from time to time in the Company’s SEC filings.

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

Item 8.  Financial Statements and Supplementary Data

Financial statements and quarterly financial data are included in this Annual Report on Form 10-K, as indicated in the index on page 39.

CONSOLIDATED STATEMENTS OF EARNINGS

Cobra Electronics Corporation

Years Ended December 31	2004	2003	2002
	(in thousands, except per share amounts)
Net sales	$122,877	$114,811	$135,840
Cost of sales	90,652	84,156	101,563

Gross profit	32,225	30,655	34,277

Selling, general and administrative expense	28,337	27,515	31,074

Operating income	3,888	3,140	3,203

Other income (expense):
Interest expense	(110)	(162)	(228)
Other income, net	99	165	91

Income before income taxes	3,877	3,143	3,066
Tax provision	1,496	1,302	1,346

Net earnings	$2,381	$1,841	$1,720

Net earnings per common share:
Basic	$0.37	$0.29	$0.27
Diluted	$0.36	$0.28	$0.26

Weighted average shares outstanding:
Basic	6,439	6,420	6,373
Diluted	6,603	6,495	6,505

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

Cobra Electronics Corporation

At December 31	2004	2003
	(in thousands)
ASSETS:
Current assets:
Cash	$2,600	$4,736
Receivables, less allowances for claims and doubtful accounts of $270 in 2004 and $577 in 2003	27,181	22,437
Inventories, primarily finished goods.	19,551	20,668
Deferred income taxes	5,209	5,265
Loan receivable	2,465	—
Other current assets	3,487	3,285

Total current assets	60,493	56,391

Property, plant and equipment, at cost:
Buildings and improvements	4,939	4,464
Tooling and equipment	16,318	21,379

	21,257	25,843
Accumulated depreciation	(14,792)	(19,466)
Land	330	330

Net property, plant and equipment	6,795	6,707

Other assets:
Cash surrender value of officers’ life insurance policies	7,024	6,564
Intangible assets	8,182	4,846
Loan receivable	—	1,725

Total other assets	15,206	13,135

Total assets	$82,494	$76,233

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS (cont.)

Cobra Electronics Corporation

At December 31	2004	2003
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$4,785	$3,073
Accrued salaries and commissions	1,074	1,189
Accrued advertising and sales promotion costs	2,470	2,766
Accrued product warranty costs	1,277	1,524
Accrued income taxes	1,896	157
Other accrued liabilities	1,696	1,296

Total current liabilities	13,198	10,005
Non-current liabilities:
Deferred compensation	5,564	4,556
Deferred income taxes	3,206	3,836
Other long term liabilities	399	135

Total non-current liabilities	9,169	8,527

Total liabilities	22,367	18,532

Shareholders’ equity:
Preferred stock, $1 par value, shares authorized-1,000,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized, 7,039,100 issued for 2004 and 2003	2,345	2,345
Paid-in capital	19,650	19,772
Retained earnings	42,271	39,890
Accumulated comprehensive (loss) income	(17)	16

	64,249	62,023
Treasury stock, at cost (594,285 shares for 2004 and 619,323 shares for 2003)	(3,722)	(3,922)
Officer’s note receivable	(400)	(400)

Total shareholders’ equity	60,127	57,701

Total liabilities and shareholders’ equity	$82,494	$76,233

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cobra Electronics Corporation

Years Ended December 31	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net earnings	$2,381	$1,841	$1,720
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	3,369	2,732	2,738
(Gain) loss on cash surrender value (CSV) of life insurance	(203)	(306)	79
Tax benefit from stock options exercised	78	—	43
Deferred income taxes	(574)	1,450	407
Loss on sale of fixed assets	91	2	3
Changes in assets and liabilities:
Receivables	(4,687)	2,463	17,014
Inventories	1,176	312	1,234
Other current assets	(355)	77	(1,049)
Intangible assets	(2,818)	(2,408)	(1,514)
Accounts payable	1,693	(1,251)	1,357
Accrued income taxes	1,739	(441)	207
Accrued liabilities	(297)	173	(2,648)
Deferred compensation	1,009	771	457
Other long term liabilities	264	135	—

Net cash flows from operating activities	2,866	5,550	20,048

Cash flows used in investing activities:
Capital expenditures	(2,043)	(1,500)	(2,333)
ERP system	(1,808)	—	—
Premiums on CSV life insurance	(257)	(292)	(292)
Loan receivable	(740)	(1,725)	—

Net cash flows used in investing activities	(4,848)	(3,517)	(2,625)

Cash flows used in financing activities:
Net borrowings (repayments) under the line-of-credit agreement	—	—	(15,378)
Transactions related to exercise of stock options, net	—	—	509
Transactions related to officer’s note receivable	—	—	(400)

Net cash flows used in financing activities	—	—	(15,269)

Effect of exchange rate changes on cash and cash equivalents	(154)	(126)	—

Net (decrease) increase in cash	(2,136)	1,907	2,154
Cash at beginning of year	4,736	2,829	675

Cash at end of year	$2,600	$4,736	$2,829

Supplemental disclosure of cash flow information:
	2004	2003	2002
Cash paid during the year for:
Interest	$110	$162	$277
Income taxes, net of refunds	$364	$530	$600

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Cobra Electronics Corporation

Three Years Ended December 31, 2004	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Comprehensive Income(loss)	Officer’s Loan Rec	Total
	(dollars in thousands)
Balance—January 1, 2002	$2,345	$19,899	$36,329	$(4,601)	—	—	$53,972
Comprehensive Income:
Net earnings	—	—	1,720	—	—	—	1,720
Accumulated other comprehensive income—foreign currency translation adjustment	—	—	—	—	35	—	35

Total comprehensive income							1,755
Transactions related to exercise of options, net	—	(170)	—	679	—	—	509
Tax benefit from stock options exercised	—	43	—	—	—	—	43
Officer’s loan receivable.	—	—	—	—	—	(400)	(400)

Balance—December 31, 2002	$2,345	$19,772	$38,049	$(3,922)	$35	$(400)	$55,879
Comprehensive Income:
Net earnings	—	—	1,841	—	—	—	1,841
Accumulated other comprehensive income(loss)—foreign currency translation adjustment	—	—	—	—	(19)	—	(19)

Total comprehensive income							1,822

Balance—December 31, 2003	$2,345	$19,772	$39,890	$(3,922)	$16	$(400)	$57,701
Comprehensive Income:
Net earnings	—	—	2,381	—	—	—	2,381
Accumulated other comprehensive income(loss)—foreign currency translation adjustment	—	—	—	—	(33)	—	(33)

Total comprehensive income							2,348

Transactions related to exercise of options, net	—	(200)	—	200	—	—	—
Tax benefit from stock options exercised	—	78	—	—	—	—	78

Balance—December 31, 2004	$2,345	$19,650	$42,271	$(3,722)	$(17)	$(400)	$60,127

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cobra Electronics Corporation

Years ended December 31, 2004, 2003 and 2002

(1)  Summary of Significant Accounting Policies

Business—The Company designs and markets consumer electronics products, which it sells primarily under the Cobra brand name principally in the United States, Canada and Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong and the Philippines. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Translation of Foreign Currencies—Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions and the related tax effects are reflected in net earnings. The resulting translation adjustments are included in stockholders’ equity as accumulated comprehensive income.

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

Accounts Receivable—The majority of the Company’s accounts receivable are due from retailers and two-step distributors. Credit is extended based on an evaluation of a customer’s financial condition, including the availability of credit insurance, and, generally, collateral is not required. Accounts receivable are due within various specific customer terms and are stated at amounts due from customers net of an allowance for claims and doubtful accounts.

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

Advertising and Sales Promotion Expenses—These costs reflect amounts provided to retailers and distributors for advertising and sales promotions and are expensed as incurred. Customer programs, agreed to at the beginning of each year, are mainly variable programs dependent on sales and may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new promotional opportunities. Advertising and sales promotion expenses for the years ended December 31, 2004, 2003 and 2002 totaled $5.9 million, $5.7 million, and $9.2 million, respectively.

Comprehensive Income (loss)—The Company reports comprehensive income under the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income includes net earnings and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the years ended December 31, 2004, 2003 and 2002, other comprehensive income includes only one component, which is the change in the foreign currency translation adjustment.

Concentration of Credit Risk—The Company places temporary cash investments with institutions of high credit quality. The Company has a broad customer base doing business in all regions of the United States as well as other areas of North America and Europe. In addition, the Company maintains credit insurance for over 48% of its customer base.

At December 31, 2004 and 2003, the Company had approximately $2.6 million and $4.7 million, respectively, on deposit with financial institutions, of which $2.5 million and $4.6 million, respectively, was in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of this concentration. Consequently, no significant concentration of credit risk is considered to exist.

Depreciation—Depreciation of buildings, improvements, tooling and equipment is computed using the straight-line method over the following estimated useful lives:

Classification	Life
Buildings	30 years
Building improvements	20 years
Motor vehicles	3–5 years
Equipment	5–10 years
Tools, dies and molds	1.5–3 years

Long-Lived Assets—Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates impairment, the carrying amount of such assets is reduced to an estimated fair value. In addition, during 2004 the Company retired $6.4 million of fully depreciated tooling fixed assets that were deemed obsolete.

Loan Receivable—The Company evaluates the collectibility of its loan receivable from Horizon Navigation, Inc. (“Horizon”) based on the Company’s security interest in substantially all of Horizon’s assets and the anticipated revenue stream from royalties due to Horizon from the Company. In addition, an independent valuation specialist performed a valuation analysis of the value of Cobra’s security interest in Horizon’s assets. On the basis of this analysis, management concluded that the value of the Company’s security interest in Horizon’s assets was greater than the outstanding loan receivable amount at December 31, 2004.

Research, Engineering and Product Development Expenditures—Research, engineering and product development expenditures are expensed as incurred and amounted to $2.4 million in 2004, $2.0 million in 2003 and $1.5 million in 2002.

Shipping & Handling Costs—Shipping and handling costs are included in cost of goods sold, and the amounts invoiced to customers relating to shipping and handling are included in net sales.

Software Related to Products to be Sold—The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell. Such costs are capitalized and deferred as intangible assets in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Such costs consist of expenditures incurred after technological feasibility of the software has been established and a working model of the product developed and consist principally of coding and related costs. Such costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the estimated product life cycle. Software related intangible assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates impairment, the carrying amount of such assets is reduced to an estimated fair value.

Stock Options—The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized as options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Had compensation cost been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires measuring compensation cost at the fair value of the options granted, the Company’s net earnings and net earnings per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31
	2004	2003	2002
Net earnings, as reported	$2,381	$1,841	$1,720
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(90)	(153)	(245)

Pro forma net earnings	$2,291	$1,688	$1,475

Net earnings per common share:
Basic—as reported	$0.37	$0.29	$0.27
Basic—pro forma	0.36	0.26	0.23

Diluted—as reported	$0.36	$0.28	$0.26
Diluted—pro forma	0.35	0.26	0.23

The fair value of each option, for each year, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividends; expected volatility ranging from 42 to 45 percent; risk-free interest rate ranging from 4.1 to 4.9 percent; and expected lives of 10 years.

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

Erp System Costs—The Company capitalizes certain costs associated with ERP software developed or obtained for internal use in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use ERP software. Costs associated with preliminary project activities and training are expensed as incurred. Capitalized costs related to ERP software developed or obtained for internal use will be amortized over a seven year period on a straight-line basis when the relevant ERP software is placed in service.

Reclassification—Certain previously reported amounts have been reclassified to conform to the current period presentation.

New Accounting Pronouncements

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (“the Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income (“ETI”) exclusion tax benefit for foreign sales which the World Trade Organization (“WTO”) ruled was an illegal export subsidy. The European Union (“EU”) believes that the Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with their prior ruling. This will have no material impact on the Company. Additionally, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The impact on the Company in the future will not be material.

On December 21, 2004, the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” was issued. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction would be reported in the period in which the deduction is claimed on the Company’s tax return beginning in 2005. As regulations are still pending, the Company has not been able to quantify the impact, however, but believes that the impact will not be material.

On December 21, 2004, FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” was issued. FSP 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act’s impact on a company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. FSP 109-2 was effective upon issuance. As of December 31, 2004, based on management’s analysis of the Act, although not yet finalized, it is unlikely that under the repatriation provision of the Act the Company had any foreign earnings to repatriate and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings.

In November 2004, the FASB issued Statement 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” to clarify that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current period expenses. Also, Statement 151 requires fixed overhead costs to be allocated to inventory based on normal production capacity. Normal production capacity includes a range of production levels. It is the production an enterprise expects to achieve over a number of periods under normal circumstances, considering reductions in capacity from planned maintenance. The Company believes that its current accounting policies adhere to the specifications of Statement 151.

In December 2004, the FASB issued Statement 123 (R) “Share-Based Payment.” This statement will require the Company to recognize the fair value of granted options and shares as compensation cost over the service (vesting) period in its financial statements, beginning in the first interim or annual reporting period after June 15, 2005. Accordingly, the Company will reflect the adjustment to its 2005 earnings for the impact of this accounting pronouncement in the interim reporting period ending September 30, 2005.

(2)  Income Taxes

The provision for income taxes on earnings for the years ended December 31, 2004, 2003 and 2002 consists of:

	2004	2003	2002
	(in thousands)
Current Provision (Benefit):
Federal	$1,579	$(124)	$610
State	491	(24)	329

	2,070	(148)	939
Deferred Provision (Benefit):
Federal	(505)	1,177	446
State	(249)	314	3
Foreign	180	(41)	(42)

	(574)	1,450	407

Total	$1,496	$1,302	$1,346

Deferred tax assets and liabilities by type at December 31, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
Deferred tax assets:
Sales/receivables reserves	$973	$1,022
Inventory reserves	836	753
Compensation reserves	2,247	1,850
Accrued promotion expenses	1,553	1,449
Warranty reserves	496	587
Property, plant and equipment	447	344
AMT credit carry-forwards	—	305
Cobra Electronics Europe Limited—net operating loss carry-forward	207	168
Other	118	116

Deferred tax assets	6,877	6,594
Less: Valuation allowance	(207)	—

Deferred tax assets, net of allowance	6,670	6,594

Deferred tax liabilities:
Tax lease income	(2,012)	(3,139)
R & D expenditures	(1,774)	(1,326)
Prepaid expenses	(881)	(700)

Deferred tax liabilities	(4,667)	(5,165)

Net deferred tax asset	$2,003	$1,429

Reconciliation of net deferred tax asset to Consolidated Balance Sheets:

Current Assets:
Deferred income taxes	$5,209	$5,265
Non-current liabilities:
Deferred income taxes	3,206	3,836

Net deferred tax asset	$2,003	$1,429

The tax lease income resulted from the purchase of several 1983 tax lease agreements to acquire tax benefits under the provisions of the Economic Recovery Tax Act of 1981. The total cash price paid by the Company was $12.4 million. The Tax Reform Act of 1986 has not impaired the economic value of these leases. The Company realizes temporary tax savings from accelerated depreciation and permanent tax savings from credits associated with the leases, subject to statutory limitations. Currently, annual reversals of the temporary tax savings are included in the current provision for income taxes.

At December 31, 2004, the Company utilized its remaining AMT credit carry-forwards. The AMT credit is included as a reduction in the Federal taxes currently payable for the year ended December 31, 2004.

At December 31, 2004, the total valuation allowance recognized on deferred tax assets was $207,000, which was due to the establishment of a valuation allowance for the deferred net operating loss carry-forward tax asset related to Cobra Electronics Europe Limited. The $207,000 was also the net change in the total valuation allowance during the year.

The statutory federal income tax rate (34%) is reconciled to the effective income tax rate as follows:

Description	2004	2003	2002
Income taxes at statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	4.8	4.5	4.7
Non-deductible Cobra Electronics Europe Limited net loss	1.9	2.7	3.1
Permanent items	(1.4)	(0.7)	1.1
Other	(0.7)	0.9	1.0

Income tax expense	38.6%	41.4%	43.9%

(3)  Financing Arrangements

The Company is party to a revolving credit agreement for $45 million with three financial institutions, which extends until January 31, 2006. As of September 30, 2004, the Company obtained a waiver letter to cover an increase in the permitted capital expenditures for the year 2004. Borrowings and letters of credit issued under the agreement are secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. Loans outstanding under the credit agreement, as amended, bear interest, at the Company’s option, at 25 basis points below the prime rate or at LIBOR plus 175 basis points.

Maximum borrowings outstanding at any month end were $1.5 million and $4.4 million in 2004 and 2003, respectively. The maximum values of letters of credit outstanding at any month end were $7.6 million and $9.7 million in 2004 and 2003, respectively. At December 31, 2004, the Company had no interest bearing debt outstanding and approximately $32.0 million available under this credit line based on asset advance formulas. Aggregate average daily borrowings outstanding were $135,000 during 2004 and $1.1 million during 2003, with weighted average interest rates thereon of 4.9% and 4.3% during 2004 and 2003, respectively.

The credit agreement specifies that the Company may not pay cash dividends and contains certain financial and other covenants, including a requirement that James R. Bazet continue as CEO of the Company.

(4)  Fair Value of Financial Instruments and Derivatives

The Company’s financial instruments include cash, accounts receivable, accounts payable, long-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The contract value/fair value of the letters of credit at December 31, 2004 was $4.4 million and at December 31, 2003 was $3.4 million. These letters of credit are only executed with major financial institutions, and full performance is anticipated.

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

The Company’s current hedging activity is limited to foreign currency purchases. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The Company hedges these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the instruments are carried at fair value in the Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the year ended December 31, 2004. To manage foreign currency risk, as of December 31, 2004, the Company had entered into foreign exchange forward contracts for the sale of euros and the purchase of U.S. dollars with a total notional value of $5.7 million. These contracts were originally purchased at exchange rates ranging from 1.2329 dollars per euro to 1.339 dollars per euro and mature periodically during 2005 and early 2006. The fair value of these contracts at December 31, 2004 is the carrying amount.

(5)  Lease Transactions

The Company leases facilities and equipment under non-cancelable leases with remaining terms of one year or more. The terms of these agreements provide that the Company will pay certain operating expenses. Some of these lease agreements also provide the Company with the option to purchase the related assets at the end of the respective initial lease terms.

Total minimum rental amounts committed in future years as of December 31, 2004 are as follows:

	Operating Leases	Capital Lease	Total
	(in thousands)
2005	$119	$72	$191
2006	70	72	142
2007	61	72	133
2008	61	72	133
2009	60	18	78
Thereafter	591	—	591

Total	$962	$306	$1,268

Total rental expense amounted to $430,000 in 2004, $429,000 in 2003 and $361,000 in 2002.

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

EARNINGS PER SHARE

	2004	2003	2002
Basic earnings per share:
Net Earnings available to Common shareholders (thousands)	$2,381	$1,841	$1,720
Weighted-average shares outstanding	6,439,274	6,419,777	6,373,112

Basic earnings per share	$0.37	$0.29	$0.27

Diluted earnings per share:
Weighted-average shares outstanding	6,439,274	6,419,777	6,373,112
Dilutive shares issuable in connection with stock option plans	626,348	442,900	687,900
Less: shares purchasable with option proceeds	(462,800)	(367,449)	(556,404)

Total	6,602,822	6,495,228	6,504,608

Diluted earnings per share	$0.36	$0.28	$0.26

Additionally, there were 23,250 anti-dilutive shares at December 31, 2004, 245,182 anti-dilutive shares at December 31, 2003, and 69,250 anti-dilutive shares at December 31, 2002.

Changes in shares of common stock and treasury stock for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Common Stock (Net of Treasury Stock)	Treasury Stock
	(Shares in thousands)
Shares outstanding—January 1, 2002	6,303	736
Exercise of stock options.	122	(122)
Common stock surrendered in connection with exercise of options	(5)	5

Shares outstanding—December 31, 2002	6,420	619
Exercise of stock options.	—	—

Shares outstanding—December 31, 2003	6,420	619
Exercise of stock options.	25	(25)

Shares outstanding—December 31, 2004	6,445	594

(7)  Stock Option Plans

The Company has six Stock Option Plans–2002 Outside Directors Plan, 2000, 2000 Outside Directors Plan, 1998, 1997, 1995 (“the Plans”). The 1995 Plan was terminated in accordance with its terms on March 17, 2005. Under the terms of the Plans, the consideration received by the Company upon exercise of the options may be paid in cash or by the surrender and delivery to the Company of previously owned shares of its common stock, or by a combination thereof. The optionee is credited with the fair market value of any stock surrendered and delivered as of the exercise date. Options become exercisable in annual 25% increments commencing twelve months after the date of grant.

A summary of certain provisions and amounts related to the Plans follows (in thousands):

	2002 Plan	2000 Plans	1998 Plan	1997 Plan	1995 Plan
Authorized, unissued shares originally available for grant	25	325	310	300	300
Shares granted	12	185	310	242	280
Shares available for grant at December 31, 2004	13	140	—	58	20
Options exercisable at December 31, 2004.	6	115	262	163	14

A summary of the status of the Plans as of December 31, 2004, 2003 and 2002, and changes during the years ended on those dates is presented below:

	2004		2003		2002
Fixed Options	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price
Outstanding at beginning of year	688	$6.00	757	$6.12	775	$5.70
Granted	10	9.55	12	7.01	105	7.29
Exercised	(48)	4.13	—	—	(122)	4.48
Cancellations and expirations	—	—	(81)	7.28	(1)	2.88

Outstanding at end of year	650	6.19	688	6.00	757	6.12
Options exercisable at year end	560		532		507
Weighted-average fair value of options granted during the year		$5.68		$4.15		$4.30

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable (000)	Weighted Average Exercise Price
$4.01 to $5.00	52	$4.13	4.6	52	$4.13
$5.01 to $6.00	241	5.63	3.3	241	5.63
$6.01 to $7.00	223	6.48	5.3	202	6.48
$7.01 to $8.00	111	7.23	6.8	58	7.30
$8.01 to $9.00	13	8.37	7.3	7	8.38
$9.01 to $10.00	10	9.55	9.1	—	—

Total	650	$6.19	4.9	560	$6.00

(8)  Retirement Benefits

The only qualified retirement plan for employees is the Cobra Electronics Corporation Profit Sharing and 401(k) Incentive Savings Plan. The Company may make a discretionary annual profit sharing contribution that is allocated among accounts of persons employed by the Company for more than one year, prorated based on the compensation paid to such persons during the year. Profit sharing expense for 2004, 2003 and 2002 was $129,000, $149,000 and $144,000, respectively. Company match 401(k) expense for 2004, 2003 and 2002 was $205,000, $208,000 and $129,000, respectively.

As of December 31, 2004 and 2003, deferred compensation of $5.6 million and $4.6 million, respectively, was recorded as a long-term liability. The current portion of the deferred compensation liability was included in accrued salaries and commissions, and amounted to $254,000 at both December 31, 2004 and 2003. Deferred compensation obligations arise pursuant to outstanding key executive deferred compensation plans, most of which are non-qualified defined benefit arrangements, the majority of which relate to the former president and chief executive officer. The liability is based on discounted future cash flows related to these arrangements. The discount rate used at December 31, 2004 and 2003 was 7%.

Other assets at December 31, 2004 and 2003 included primarily the cash surrender value of officers’ life insurance policies. The cash value of officers’ life insurance policies is maintained to fund deferred compensation obligations.

(9)  Commitments

At December 31, 2004 and 2003, the Company had outstanding inventory purchase orders with suppliers totaling approximately $17.2 million and $15.1 million, respectively.

(10)  Loan Receivable

On January 8, 2003, the Company entered into a loan agreement with Horizon, a California corporation and vendor to the Company, that was subsequently modified on February 6, 2003. The outstanding loan receivable balance as of December 31, 2004 was $2,465,000, which includes approximately $215,000 of accrued interest. Horizon may borrow up to $2,000,000 per annum, at Cobra’s discretion, up to an aggregate amount of $6,000,000 at December 31, 2005. The loan accrues interest at a variable rate at a fixed margin above the prime rate. The loan agreement provides that the interest will be added to the principal amount of the loan. The outstanding principal amount, together with all accrued and unpaid interest, will be due on December 31, 2005. The loan is secured by substantially all of the assets of Horizon. In addition, an independent valuation specialist performed a valuation analysis of the value of Cobra’s security interest in Horizon’s assets. On the basis of this analysis, management concluded that the value of the Company’s security interest in Horizon’s assets was greater than the outstanding loan receivable amount at December 31, 2004.

Certain amounts of callable and non-callable warrants to purchase shares of common stock of Horizon are issued to the Company each time the Company makes loans to Horizon in excess of specified amounts and the Company has assigned no value to these warrants. If the Company converted all of its warrants at December 31, 2004, its ownership percentage would be 14.9%.

(11)  Segment Information

The Company operates in only one business segment—consumer electronics (see Note 1). The Company has a single sales department and distribution channel, which provides all product lines to all customers. In 2004, sales to Wal-Mart and Best Buy totaled 17.7% and 14.2% of consolidated net sales, respectively. In 2003, sales to Wal-Mart and Best Buy totaled 22.3% and 13.0% of consolidated net sales, respectively. In 2002, sales to Best Buy and Wal-Mart totaled 14.3% and 13.3% of consolidated net sales, respectively.

The tabular presentation below sets forth certain financial information regarding the Company’s net sales and long-lived assets by geographic area for the years ended December 31, 2004, 2003 and 2002 (in thousands).

	Year Ended December 31
	2004	2003	2002
Net sales
Domestic	$104,683	$100,395	$120,740
Foreign	18,194	14,416	15,100
Long-lived assets
Domestic	$19,772	$17,238	$13,774
Foreign	2,229	2,604	2,419

For 2004, approximately 49% of international sales were to a customer in Canada and 9% were to a customer in Sweden. For 2003, approximately 53% of international sales were to a customer in Canada and 11% were to a customer in Sweden. For 2002, approximately 66% of international sales were to a customer in Canada and 8% were to a customer in the United Kingdom.

(12)  Intangible Assets

Intangible assets consist of the following at December 31, 2004 and December 31, 2003 (in thousands):

	December 31, 2004	December 31, 2003

Internal use software	$1,657	$1,562
Less accumulated amortization	(1,545)	(1,450)

	112	112

ERP internal software system	1,808	—
Less accumulated amortization	—	—

	1,808	—

Trademarks and patents	1,486	1,316
Less accumulated amortization	(455)	(405)

	1,031	911

Software License	450	450
Less accumulated amortization	(125)	(22)

	325	428

Product Software	6,123	3,529
Less accumulated amortization	(1,217)	(134)

	4,906	3,395

	$8,182	$4,846

Internal use software is generally amortized over its weighted average estimated life, which is 3 years. The Company’s new ERP internal software system will be amortized over its weighted average estimated life of seven years beginning when it is placed in service in 2005. Trademarks are generally amortized over their weighted average estimated life of 20 years and patents are amortized over their weighted average estimated life of 17 years. The software license asset is amortized according to units sold during the contract period based on the contract royalty rate as the software license waives royalties on the initial sale of products using the software, up to the cost of the software license. The product software assets are amortized based on the percentage of revenues generated in each reporting period to the total revenues expected over the weighted average estimated product life cycle. Total amortization expense was $1.3 million in 2004 (includes $614,000 for the change in hand-held GPS estimated economic useful life), $400,000 in 2003 and $297,000 in 2002. The total anticipated amortization expense over the next 5 years is $1.6 million in 2005, $1.0 million in 2006, $1.3 million in 2007, $1.5 million in 2008 and $1.7 million in 2009. Management believes that the reported intangible assets values are without impairment and reflect the fair value of the Company’s intangible assets as of December 31, 2004.

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

	2004	2003	2002
Accrued product warranty costs, January 1	$1,524	$2,137	$2,721
Warranty provision	3,448	4,446	4,895
Warranty expenditures	(3,695)	(5,059)	(5,479)

Accrued product warranty costs, December 31	$1,277	$1,524	$2,137

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

(16)  Allowance for Claims and Doubtful Accounts

The following table shows the activity in the allowance for claims and doubtful accounts:

	For the Years Ended December 31
	2004	2003	2002
	(in thousands)
Balance at beginning of period	$577	$1,179	$2,518
Provision for claims and doubtful accounts	263	118	—
Reserve reduction	(308)	—	(772)
Account write-offs, less recoveries	(262)	(720)	(567)

Balance at end of period	$270	$577	$1,179

(17)  Subsequent Events

On February 19, 2005, the Company accumulated non-callable warrants on the Horizon Loan Receivable representing approximately a 22.7% ownership stake. The Company is currently evaluating whether the Equity Method of Accounting, as defined in Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”, applies to this business arrangement in the first quarter of 2005 along with any related financial impact, including past history for comparative purposes. Horizon has a history of net operating losses.

In early March 2005, a former executive of the Company, on whose life the Company held life insurance policies, passed away. As a result, the Company estimates that it will receive life insurance proceeds totaling approximately $11.2 million. The cash surrender value of these life insurance policies, amounting to approximately $4.0 million at December 31, 2004, was included in “Cash surrender value of officers’ life insurance policies” in the Consolidated Balance Sheets. The excess of the proceeds over the recorded cash surrender value will be recognized as a gain on the income statement during the quarter ending March 31, 2005. The Company is uncertain as to the timing, amount and use of the proceeds to be received and the impact on its consolidated financial statements in the first quarter of 2005.

On March 30, 2005, the Company sold vacant land with a book value of approximately $100,000 for $2 million, resulting in a gain on sale of approximately $1.9 million in the first quarter of 2005.

Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31		June 30		September 30		December 31
	2004	2003	2004	2003	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net sales	$22,666	$20,554	$25,186	$26,622	$31,014	$26,304	$44,010	$41,331
Cost of sales (a)	17,525	15,440	18,351	18,866	22,874	19,232	31,901	30,618
Gross profit	5,141	5,114	6,835	7,756	8,140	7,072	12,109	10,713
Selling, general and administrative expense (b)	5,919	5,810	6,057	7,057	7,312	6,615	9,049	8,033
Operating income(loss)	(778)	(696)	778	699	828	457	3,060	2,680
Tax provision (benefit) (c)	(309)	(306)	285	272	335	261	1,186	1,075
Net earnings(loss)	(542)	(453)	501	407	571	391	1,851	1,496
Net earnings(loss) per share (d):
Basic	(0.08)	(0.07)	0.08	0.06	0.09	0.06	0.29	0.23
Diluted	(0.08)	(0.07)	0.08	0.06	0.09	0.06	0.28	0.23
Weighted average shares outstanding:
Basic	6,423	6,420	6,445	6,420	6,445	6,420	6,445	6,420
Diluted	6,630	6,479	6,625	6,487	6,559	6,506	6,589	6,511
Stock Price:
High	11.540	7.200	9.250	7.100	8.920	7.340	9.250	7.560
Low	7.400	5.840	8.110	5.950	6.020	5.760	7.020	6.250
End of Quarter	8.151	6.020	9.050	6.930	7.210	6.840	8.110	7.550
Trading Volume	2,113	388	559	845	531	550	706	644

(a)	The fourth quarter of 2004 included $614,000 of increased amortization expense associated with a change in estimated economic useful life for certain handheld GPS intangible assets.
(b)	The fourth quarter of 2004 included a reduction of $308,000 in the allowance for doubtful accounts, based on the Company’s write-off history in the last five years and specifically identified accounts that might be at risk.
(c)	Income tax expense in the fourth quarter of 2004 reflected a $207,000 valuation allowance for the deferred net operating loss carry-forward tax asset related to Cobra Electronics Europe Limited.
(d)	The sum of the quarterly net earnings per share amounts may not equal the annual amount because net earnings per share are calculated independently for each quarter.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Cobra Electronics Corporation

We have audited the accompanying consolidated balance sheet of Cobra Electronics Corporation and its’ subsidiaries, Cobra Electronics Europe Limited and Cobra Electronics Hong Kong Limited, as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cobra Electronics Corporation and its’ subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/    GRANT THORNTON LLP

Chicago, Illinois

February 11, 2005

Except for Notes 7 and 17, which are dated March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cobra Electronics Corporation

Chicago, Illinois

We have audited the accompanying consolidated statements of income, shareholders’ equity and cash flows for year ended December 31, 2002 of Cobra Electronics Corporation and subsidiaries (the “Corporation”). These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Cobra Electronics Corporation and subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

Chicago, Illinois

February 18, 2003

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Company’s auditors regarding accounting or financial disclosure matters.

Item 9A.  Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures have also been designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

During 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) are effective as of December 31, 2004.

There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2004 fiscal year, and such information is hereby incorporated by reference.

Additional information concerning Cobra’s executive officers is included under “Executive Officers of the Registrant” in Part I, Item 4A.

Item 11.  Executive Compensation

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2004 fiscal year, and such information, other than the information required by Item 402(k) (“Board Compensation Committee Report on Executive Compensation”) and Item 402(l) (“Performance Graph”) under Regulation S-K adopted by the SEC, is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about stock options outstanding and shares available for future awards under all of Cobra’s equity compensation plans. The information is as of December 31, 2004. Cobra Electronics has not made any grants outside of its equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	612,598	$6.13	217,943	(1)
Equity compensation plans not approved by security holders	37,000	7.28	13,000

Total	649,598	$6.19	230,943

(1)	Includes 19,875 shares from the 1995 Plan, 58,068 from the 1997 Plan and 140,000 from the 2000 Plan.

Set forth below is a brief description of the material features of each of the Company’s equity compensation plans that was adopted without the approval of the Company’s stockholders and that were in effect at December 31, 2004.

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

***

Other information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2004 fiscal year, and such information is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2004 fiscal year, and such information is hereby incorporated by reference.

Item 14.  Principal Accountant Fees and Services

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2004 fiscal year, and such information is hereby incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

[a]	Index to Consolidated Financial Statements and Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

/s/ MICHAEL SMITH
Michael Smith
Senior Vice President and
Chief Financial Officer

Dated: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ JAMES R. BAZET James R. Bazet	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ CARL KORN Carl Korn	Director and Chairman of the Board

/s/ WILLIAM P. CARMICHAEL William P. Carmichael	Director

/s/ ROBERT P. ROHLEDER Robert P. Rohleder	Director

/s/ GERALD M. LAURES Gerald M. Laures	Vice President—Finance and Corporate Secretary (Principal Accounting Officer)

/s/ IAN R. MILLER Ian R. Miller	Director

/s/ HAROLD D. SCHWARTZ Harold D. Schwartz	Director

/s/ HENRY G. CHIARELLI Henry G. Chiarelli	Director

/s/ BARRY S. ROSENSTEIN Barry S. Rosenstein	Director

/s/ MICHAEL SMITH Michael Smith	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: March 31, 2005

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3(i)	Restated Certificate of Incorporation, as amended October 28, 1998-Filed as Exhibit No. 3(i) to the Registrant’s Form 10-K for the year ended December 31, 1998 (File No. 0-511), and hereby incorporated by reference.

3(ii)	Amended and Restated Bylaws, as amended October 28, 1998-Filed as Exhibit No. 3(ii) to the Registrant’s Form 10-K for the year ended December 31, 1998 (File No. 0-511), and hereby incorporated by reference.

3(iii)	Certificate of Designation of Series A Junior Participating Preferred Stock of Cobra Electronics Corporation pursuant to Section 151 of the General Corporation Law of the State of Delaware— Filed as Exhibit No. 3(iii) to the Registrant’s Form 10-K for the year ended December 31, 2001 (File No. 0-511), and hereby incorporated by reference.

4	Rights Agreement dated as of October 24, 2001 between Cobra and American Stock Transfer & Trust Company, as Rights Agent—Filed as Exhibit 4 of the Registrant’s Form 8-K dated October 25, 2001 (File No. 0-511), and hereby incorporated by reference.

10-1 #	1988 Key Employees Nonqualified and Incentive Stock Option Plan—Filed as Exhibit No. 10-8 to the Registrant’s Form 10-K for the year ended December 31, 1990 (File No. 0-511), and hereby incorporated by reference.

10-2 #	Deferred Compensation Plan dated as of December 23, 1992—Filed as Exhibit No. 10-19 to the Registrant’s Form 10-K for the year ended December 31, 1992 (File No. 0-511), and hereby incorporated by reference.

10-3 #	1995 Key Employees Nonqualified and Incentive Stock Option Plan—Filed as Exhibit No. 10-23 to the Registrant’s Form 10-K for the year ended December 31, 1995 (File No. 0-511), and hereby incorporated by reference.

10-4	Non-Exclusive License Agreement between Cobra Electronics Corporation and Yupiteru Industries Co., Ltd. dated as of May 21, 1996—Filed as Exhibit No. 10-27 to the Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-511), and hereby incorporated by reference.

10-5	Non-Exclusive License Agreement between Cobra Electronics Corporation and Sunkyong America, Inc. Dated as of May 1, 1996—Filed as Exhibit No. 10-28 to the Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-511), and hereby incorporated by reference.

10-6 #	Employment Agreement between Cobra Electronics Corporation and Anthony Mirabelli dated January 31, 1997—Filed as Exhibit No. 10-29 to the Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-511), and hereby incorporated by reference.

10-7	Termination of Safe Harbor Lease between Cobra Electronics Corporation and the Department of Transportation of Maryland dated as of November 15, 1996—Filed as Exhibit No. 10-30 to the Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-511), and hereby incorporated by reference.

10-8 #	Employment Agreement between Cobra Electronics Corporation and James R. Bazet dated May 11, 1999—Filed as Exhibit No. 10-16 to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 (File No. 0-511), and hereby incorporated by reference.

10-9 #	1998 Stock Option Plan, as amended—Filed as Exhibit 99.1 to the Registration Statement on Form S-8 of the Registrant dated September 16, 1998 (File No. 333-63501), and hereby incorporated by reference.

10-10 #	Cobra Electronics Corporation Executive Deferred Compensation Plan dated May 11, 1999—Filed as Exhibit No. 10-14 to the Registrant’s Form 10-K in the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

Exhibit Number	Description of Document
10-11 #	Cobra Electronics Corporation Deferred Compensation Plan For Select Executives dated December 21, 1999—Filed as Exhibit No. 10-15 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10-12 #	Cobra Electronics Corporation Executive Retirement Trust dated May 11, 1999 between Cobra Electronics Corporation and Gerald Laures, as trustee, for the benefit of James Bazet dated May 11, 1999—Filed as Exhibit No. 10-16 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10-13 #	Employment Agreement addendum between Cobra Electronics Corporation and Anthony Mirabelli dated April 22, 1999—Filed as Exhibit No. 10-17 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000 (File No. 0-511), and hereby incorporated by reference.

10-14 #	2000 Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25, 2000 (File No. 333-42164), and hereby incorporated by reference.

10-15 #	2000 Outside Directors Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25, 2000 (File No. 333-42166), and hereby incorporated by reference.

10-16 #	Employment Agreement between Cobra Electronics Corporation and Michael Smith dated January 17, 2001—Filed as Exhibit No. 10-20 to the Registrant’s Form 10-K for the year ended December 31, 2000 (File No. 0-511), and hereby incorporated by reference.

10-17	Loan and Security Agreement dated January 31, 2002, by and among, LaSalle Bank National Association as Agent, the Financial Institution from time to time a party hereto, as lenders, and Cobra Electronics Corporation as Borrower—Filed as Exhibit No. 10-20 to the Registrant’s Form 10-K for the year ended December 31, 2001 (File No. 0-511), and hereby incorporated by reference.

10-18	Term Loan Promissory Note between James R. Bazet and Cobra Electronics Corporation dated July 17, 2002—Filed as Exhibit No. 10-21 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-511), and hereby incorporated by reference.

10-19	Cobra Electronics Corporation 2002 Deferred Compensation Plan for Select Executives—Filed as Exhibit No. 10-22 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-511), and hereby incorporated by reference.

10-20	2002 Outside Directors Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated June 24, 2002 (File No. 333-91078), and hereby incorporated by reference.

10-21	Second Amendment to the Loan and Security Agreement dated January 31, 2002, by and among LaSalle Bank National Association, as Agent, the Financial Institutions from time to time a party thereto, as Lenders, and the Company, as Borrower—Filed as Exhibit 10-1 of the Registrant’s Form 8-K dated February 25, 2003 (File No. 0-511), and hereby incorporated by reference.

10-22	Development and License Agreement dated January 8, 2003, by and between Horizon Navigation, Inc. and the Company—Filed as Exhibit No. 10-22 to the Registrant’s Form 10-K for the year ended December 31, 2002 (File No. 0-511), and hereby incorporated by reference. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

10-23	Supplemental Agreement to Development and License Agreement dated February 20, 2003, by and between Horizon Navigation, Inc. and the Company—Filed as Exhibit No. 10-23 to the Registrant’s Form 10-K for the year ended December 31, 2002 (File No. 0-511), and hereby incorporated by reference.

Exhibit Number	Description of Document
10-24	Amended and Restated Loan Agreement, dated February 6, 2003, between Horizon Navigation, Inc., as Borrower, and the Company, as Lender—Filed as Exhibit No. 10-24 to the Registrant’s Form 10-K for the year ended December 31, 2002 (File No. 0-511), and hereby incorporated by reference. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

10-25 #	Employment Agreement between Cobra Electronics Corporation and Michael Smith dated December 20, 2002—Filed as Exhibit No. 10-25 to the Registrant’s Form 10-K for the year ended December 31, 2002 (File No. 0-511), and hereby incorporated by reference.

10-26	Amendment No. 3 to the Loan and Security Agreement dated as of January 31, 2002 among LaSalle Bank National Association, as a Lender and As Agent for the Lenders, the Lenders and Cobra Electronics Corporation—Filed as Exhibit No. 10-26 to the Registrant’s Form 10 - Q for the quarter ended June 30, 2003 (File No. 0-511), and hereby incorporated by reference.

10-27	License Agreement, dated May 10, 2002, by and between Rand McNally & Company and the Company, including Amendment No. 1 thereto—Filed as Exhibit No. 10-27 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-511), and hereby incorporated by reference. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

10-28	Amendment No. 4 to the Loan and Security Agreement Dated As of January 31, 2002 Among LaSalle Bank National Association, As a Lender and As Agent for the Lenders, the Lenders and Cobra Electronics Corporation—Filed as Exhibit No. 10.1 to the Registrant’s current report on Form 8-K dated February 18, 2004 (File No. 0-511), and hereby incorporated by reference.

10-29 #	Employment Agreement between Cobra Electronics Corporation and James R. Bazet dated May 25, 2004—Filed as Exhibit No. 10-29 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 0-511), and hereby incorporated by reference.

23.1 *	Consent of Deloitte & Touche LLP dated March 31, 2005.

23.2 *	Consent of Grant Thornton LLP dated March 31, 2005.

31.1 *	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive

Officer.

31.2 *	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial

Officer.

32.1 *	Section 1350 Certification of the Chief Executive Officer.

32.2 *	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith.
#	Executive compensation plan or arrangement.