Form 10-Q
period 2005-03-31
COBRA ELECTRONICS CORP
filed 2005-05-13
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of shares of Common Stock of Registrant outstanding at May 4, 2005: 6,444,815

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

	For the Three Months Ended (Unaudited)
	March 31, 2005	(As adjusted) March 31, 2004
Net sales	$19,290	$22,666
Cost of sales	15,107	17,525

Gross profit	4,183	5,141
Selling, general and administrative expenses	6,331	5,919

Operating loss	(2,148)	(778)
Other income (expense):
Life insurance proceeds receivable, net of cash surrender value	7,244	—
Gain on sale of land	1,916	—
Interest expense	(25)	(29)
Other, net	(39)	(78)

Income (loss) before income taxes	6,948	(885)
Tax provision (benefit)	1,281	(321)

Net earnings (loss)	$5,667	$(564)

Net earnings (loss) per common share:
Basic	$0.88	$(0.09)
Diluted	$0.86	$(0.09)
Weighted average shares outstanding:
Basic	6,445	6,423
Diluted	6,569	6,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	As of March 31, 2005 (Unaudited)	(As adjusted) As of December 31, 2004 (Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$5,983	$2,600
Receivables, less allowance for claims and doubtful accounts of $310 at March 31, 2005, and $270 at December 31, 2004	16,208	27,181
Inventories, primarily finished goods	22,540	19,551
Deferred income taxes	4,660	5,209
Loan receivable, less Horizon equity loss of $298 at March 31, 2005, and $274 at December 31, 2004	2,212	2,191
Life insurance proceeds receivable	11,204	—
Other current assets	4,630	3,487

Total current assets	67,437	60,219

Property, plant and equipment, at cost:
Buildings and improvements	5,066	4,939
Tooling and equipment	16,681	16,318

	21,747	21,257
Accumulated depreciation	(15,240)	(14,792)
Land	230	330

Net property, plant and equipment	6,737	6,795

Other assets:
Cash surrender value of officers’ life insurance policies	3,007	7,024
Intangible assets	8,321	8,182
Other assets	108	—

Total other assets	11,436	15,206

Total assets	$85,610	$82,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets - Continued

(in thousands, except share data)

	As of March 31, 2005 (Unaudited)	(As adjusted) As of December 31, 2004 (Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$5,187	$4,785
Accrued salaries and commissions	629	1,074
Accrued advertising and sales promotion costs	2,105	2,470
Accrued product warranty costs	1,137	1,277
Accrued income taxes	1,148	1,790
Other accrued liabilities	931	1,696

Total current liabilities	11,137	13,092

Non-current liabilities:
Deferred compensation	5,774	5,564
Deferred income taxes	2,788	3,206
Other long term liabilities	396	399

Total non-current liabilities	8,958	9,169

Total liabilities	20,095	22,261

Shareholders’ equity:
Preferred stock, $1 par value, shares authorized-1,000,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized; 7,039,100 issued for 2005 and 2004	2,345	2,345
Paid-in capital	19,650	19,650
Retained earnings	47,768	42,103
Accumulated other comprehensive loss	(126)	(17)

	69,637	64,081
Treasury stock, at cost (594,285 shares for 2005 and 2004)	(3,722)	(3,722)
Officer’s note receivable	(400)	(400)

Total shareholders’ equity	65,515	59,959

Total liabilities and shareholders’ equity	$85,610	$82,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended (Unaudited)
	March 31, 2005	(As adjusted) March 31, 2004
Cash flows from operating activities:
Net earnings (loss)	$5,667	$(564)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Equity loss in Horizon	24	34
Depreciation and amortization	850	757
Deferred income taxes	132	—
Gain on cash surrender value (“CSV”) life insurance	57	(20)
Life insurance proceeds receivable	(11,204)	—
CSV of ex-officer’s life insurance policy	3,960	—
Gain on sale of land	(1,915)	—
Changes in assets and liabilities:
Receivables	10,943	4,502
Inventories	(2,955)	1,206
Other current assets	(1,174)	(266)
Intangible assets	(543)	(1,098)
Accounts payable	399	957
Accrued income taxes	(635)	(12)
Accrued liabilities	(1,689)	(2,345)
Deferred compensation	209	224
Other long term liabilities	(2)	355

Net cash flows provided by operating activities	2,124	3,730

Cash flows provided (used) in investing activities:
Capital expenditures	(385)	(638)
Loan receivable	(46)	(279)
Premiums on CSV life insurance	—	(5)
Proceeds on sale of land	2,015	—

Net cash flows provided by (used) in investing activities	1,584	(922)

Effect of exchange rate changes on cash and cash equivalents	(325)	209

Net increase in cash	3,383	3,017
Cash at beginning of period	2,600	4,736

Cash at end of period	$5,983	$7,753

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$25	$29
Income taxes	$1,810	$140

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the three month periods ended March 31, 2005 and 2004

(Unaudited)

The condensed consolidated financial statements included herein have been prepared by Cobra Electronics Corporation (the “Company” or “Cobra”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Consolidated Balance Sheet as of December 31, 2004 has been derived from the audited consolidated balance sheets as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2004. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS — The Company designs and markets consumer electronics products, which it sells primarily under the Cobra brand name principally in the United States, Canada and Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong and the Philippines. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company.

PRINCIPLES OF CONSOLIDATION — The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The Company’s loan receivable from Horizon Navigation, Inc. (“Horizon”) is accounted for by the equity method based on the percentage of common stock warrants to total common stock outstanding. Certain previously reported amounts have been adjusted to reflect the Company’s ownership percentage on a retroactive basis. Please refer to Note 8 in the annual report on Form 10-K for the year ended December 31, 2004 for more information. All significant intercompany balances and transactions have been eliminated in consolidation.

TRANSLATION OF FOREIGN CURRENCIES — Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at quarter end. Revenues and expenses are translated at average exchange rates prevailing during the quarter. Gains or losses on foreign currency transactions and the related tax effects are reflected in net earnings. The resulting translation adjustments are included in stockholders’ equity as accumulated comprehensive income.

USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period that are largely based on the current business conditions, including economic climate, revenue growth, sales returns rates, net realizable value of returned products and changes in certain working capital amounts. The Company believes its estimates and assumptions are reasonable. However, actual results and the timing of the recognition of such amounts could differ from those estimates.

ACCOUNTS RECEIVABLE — The majority of the Company’s accounts receivable are due from retailers and two-step distributors. Credit is extended based on an evaluation of a customer’s financial condition, including the availability of credit insurance, and, generally, collateral is not required. Accounts receivable are due within various specific customer terms and are stated at amounts due from customers net of an allowance for claims and doubtful accounts.

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

INVENTORIES — Inventories are recorded at the lower of cost, on a first-in, first-out basis, or market.

ADVERTISING AND SALES PROMOTION EXPENSES — These costs reflect amounts provided to retailers and distributors for advertising and sales promotions and are expensed as incurred. Customer programs, agreed to at the beginning of each year, are mainly variable programs dependent on sales and may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new promotional opportunities.

COMPREHENSIVE INCOME (LOSS)— The Company reports comprehensive income under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income includes net earnings and other non-owner changes in equity that bypass the statement of earnings and are reported as a separate component of equity. For the quarters ended March 31, 2005 and 2004, other comprehensive income includes only one component, which is the change in the foreign currency translation adjustment.

CONCENTRATION OF CREDIT RISK — The Company places temporary cash investments with institutions of high credit quality. The Company has a broad customer base doing business in all regions of the United States as well as other areas of North America and Europe. In addition, the Company maintains credit insurance for over 17% of its outstanding accounts receivable balances at March 31, 2005.

At March 31, 2005 and 2004, the Company had approximately $6.0 million and $7.8 million, respectively, on deposit with financial institutions, of which $5.9 million and $7.7 million, respectively, was in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of this concentration. Consequently, no significant concentration of credit risk is considered to exist.

DEPRECIATION — Depreciation of buildings, improvements, tooling and equipment is computed using the straight-line method over the following estimated useful lives:

Classification	Life
Buildings	30 years
Building improvements	20 years
Motor vehicles	3-5 years
Equipment	5-10 years
Tools, dies and molds	1.5-3 years

LONG-LIVED ASSETS — Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates impairment, the carrying amount of such assets is reduced to an estimated fair value.

LOAN RECEIVABLE — The Company evaluates the collectibility of its loan receivable from Horizon based on the Company’s security interest in substantially all of Horizon’s assets and the anticipated revenue stream from royalties due to Horizon from the Company. In addition, an independent valuation specialist performed a valuation analysis of the value of Cobra’s security interest in Horizon’s assets. On the basis of this analysis, management concluded that the value of the Company’s security interest in Horizon’s assets was greater than the outstanding loan receivable at March 31, 2005.

Certain amounts of callable and non-callable warrants to purchase shares of common stock of Horizon are issued to the Company each time the Company makes loans to Horizon in excess of specified amounts and the Company has assigned no value to these warrants. If the Company converted all of its exercisable warrants at March 31, 2005, its ownership percentage would be 22.7%. Consequently, the Company adopted the equity method of accounting and adjusted prior period comparative financial statements during the first quarter of 2005 to reflect its percentage share of Horizon’s net losses.

RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT EXPENDITURES — Research, engineering and product development expenditures are expensed as incurred.

SHIPPING AND HANDLING COSTS — Shipping and handling costs are included in cost of goods sold, and the amounts invoiced to customers relating to shipping and handling are included in net sales.

SOFTWARE RELATED TO PRODUCTS TO BE SOLD -– The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell. Such costs are capitalized and deferred as intangible assets in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Such costs consist of expenditures incurred after technological feasibility of the software has been established and a working model of the product developed and consist principally of coding and related costs. Such costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the estimated product life cycle. Software related intangible assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates impairment, the carrying amount of such assets is reduced to an estimated fair value.

STOCK OPTIONS — The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized as options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Had compensation cost been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires measuring compensation cost at the fair value of the options granted, the Company’s net earnings and net earnings per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Quarter Ended March 31 (Unaudited)
	2005	(As adjusted) 2004
Net earnings (loss), as reported	$5,667	$(564)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21)	(29)

Pro forma net earnings (loss)	$5,646	$(593)

Net earnings (loss) per common share:
Basic — as reported	$0.88	$(0.09)
Basic — pro forma	0.88	(0.09)
Diluted — as reported	$0.86	$(0.09)
Diluted — pro forma	0.86	(0.09)

The fair value of each option, for each quarter, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividends; expected volatility ranging from 42 to 45 percent; risk-free interest rate ranging from 4.1 to 4.7 percent; and expected lives of 10 years.

INCOME TAXES — The Company provides for income taxes under the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recorded based on the expected tax effects of future taxable income or deductions resulting from differences in the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when necessary to reduce net deferred tax assets to the amount considered more likely than not to be realized. For the first quarter of 2005, income tax expense increased $1.6 million, however, the effective tax rate was 18.4% compared to 36.3% in the first quarter of 2004. The lower effective tax rate reflected the net proceeds from life insurance which are non-taxable.

REVENUE RECOGNITION — Revenue from the sale of goods is recognized at the time of shipment, except for revenue from sales of products to certain of those customers whose contractual terms specify FOB destination. Revenue from sales of products to these customers is recognized at the estimated time of receipt by the customer (estimated based on the average shipping time for all such customers), when title and risk of loss would pass to the customer. Obligations for sales returns and allowances and product warranties are recognized at the time of sale on an accrual basis.

ERP SYSTEM COSTS — The Company capitalizes certain costs associated with ERP software developed or obtained for internal use in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use ERP software. Costs associated with preliminary project activities and training are expensed as incurred. Capitalized costs related to ERP software developed or obtained for internal use are amortized over a seven year period on a straight-line basis.

RECLASSIFICATION — Certain previously reported amounts have been reclassified to conform to the current period presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). Under Statement No. 123R, the Company would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005, or in the interim reporting period ending September 30, 2005. The SEC’s new rule allows the Company to implement Statement No. 123R at the beginning of its next fiscal year, and accordingly, the Company will begin to reflect the adjustment to earnings for the impact of this accounting pronouncement in the interim reporting period ending March 31, 2006.

(2) PURCHASE ORDERS AND COMMITMENTS

At March 31, 2005 and 2004, the Company had outstanding inventory purchase orders with suppliers totaling approximately $28.0 million and $19.0 million, respectively.

(3) EARNINGS PER SHARE

	For the Three Months Ended (Unaudited)
	March 31, 2005	(As adjusted) March 31, 2004
Basic earnings (loss) per share:
Net earnings (loss) available to common shareholders (thousands)	$5,667	$(564)
Weighted-average shares outstanding	6,444,815	6,422,528

Basic earnings (loss) per share	$0.88	$(0.09)

Diluted earnings (loss) per share:
Weighted-average shares outstanding	6,444,815	6,422,528
Dilutive shares issuable in connection with stock option plans	613,848	639,598
Less: shares purchasable with proceeds	(489,746)	(432,212)

Total	6,568,917	6,629,914

Diluted earnings (loss) per share	$0.86	$(0.09)

(4) COMPREHENSIVE INCOME

Comprehensive income (loss) for the three months ended March 31, 2005 and March 31, 2004 was as follows (in thousands):

	For the Three Months Ended (Unaudited)
	March 31, 2005	(As adjusted) March 31, 2004
Net earnings (loss)	$5,667	$(564)
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments (no tax effect)	(109)	14

Accumulated other comprehensive (loss) income	(109)	14

Total comprehensive income (loss)	$5,558	$(550)

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

The Company’s current hedging activity is limited to foreign currency purchases. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be affected adversely by changes in exchange rates. The Company hedges these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the instruments are carried at fair value in the Condensed Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of sales. Foreign exchange forward contract activities resulted in a $353,000 gain during the three months ended March 31, 2005.

(6) INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005 (Unaudited)	December 31, 2004 (Unaudited)
Internal use software	$1,658	$1,657
Less accumulated amortization	(1,558)	(1,545)

	100	112

ERP internal software system	2,133	1,808
Less accumulated amortization	(35)	—

	2,098	1,808

Trademarks and patents	1,479	1,486
Less accumulated amortization	(467)	(455)

	1,012	1,031

Software license	450	450
Less accumulated amortization	(126)	(125)

	324	325

Product software	6,325	6,123
Less accumulated amortization	(1,538)	(1,217)

	4,787	4,906

Total	$8,321	$8,182

Internal use software is generally amortized over its weighted average estimated life, which is 3 years. The Company’s new ERP internal software system is being amortized over its weighted average estimated life of seven years. Trademarks are generally amortized over their weighted average estimated life of 20 years and patents are amortized over their weighted average estimated life of 17 years. The software license amortization is based on the number of units sold during the reporting period times the contract royalty rate, as the license waives royalties on sales of products using the software, up to the cost of the license. Product software assets are amortized based on the percentage of revenues generated in each reporting period to the total revenues expected over the weighted average estimated product life cycle. Total amortization expense for the three months ended March 31, 2005 and 2004 was $382,000 and $195,000, respectively. Management believes that the reported intangible assets values are without impairment and reflect the fair value of the Company’s intangible assets as of March 31, 2005.

(7) CONTINGENCIES

The Company warrants to the consumer who purchases its products that it will repair or replace, without charge, defective products within a specified time period, generally one year. The Company also has a return policy for its customers that allow them to return, to the Company, products returned to them by their customers for full or partial credit based on when the Company’s customer last purchased these products. Consequently, it maintains a warranty reserve, which reflects historical warranty returns rates by product category multiplied by the most recent six months of unit sales of that model and the unit cost of the model. A roll-forward of the warranty reserve is as follows (in thousands):

	Three months ended March 31, 2005 (Unaudited)	Year ended December 31, 2004 (Unaudited)
Accrued product warranty costs, beginning of period	$1,277	$1,524
Warranty provision	385	3,448
Warranty expenditures	(525)	(3,695)

Accrued product warranty costs, end of period	$1,137	$1,277

(8) LOAN RECEIVABLE

On January 8, 2003, the Company entered into a loan agreement with Horizon, a California corporation and vendor to the Company, that was subsequently modified on February 6, 2003. The outstanding loan receivable balance as of March 31, 2005 was $2,510,000 including approximately $260,000 of accrued interest. Net of the loss attributable to the application of the equity method of accounting, the loan receivable balance as of March 31, 2005 was $2,212,000. Horizon may borrow up to $2,000,000 per annum, at Cobra’s discretion, up to an aggregate amount of $6,000,000 at December 31, 2005. The loan accrues interest at a variable rate at a fixed margin above the prime rate. The loan agreement provides that the interest will be added to the principal amount of the loan. The outstanding principal amount, together with all accrued and unpaid interest is due on December 31, 2005. The loan is secured by substantially all of the assets of Horizon. In addition, an independent valuation specialist performed a valuation analysis of the value of Cobra’s security interest in Horizon’s assets as of December 31, 2004. On the basis of this analysis, management concluded that the value of the Company’s security interest in Horizon’s assets was greater than the outstanding loan receivable amount at March 31, 2005.

Certain amounts of callable and non-callable warrants to purchase shares of common stock of Horizon are issued to the Company each time the Company makes loans to Horizon in excess of specified amounts and the Company has assigned no value to these warrants. If the Company converted all of its exercisable warrants at March 31, 2005, its ownership percentage would be 22.7%. As a result, during the first quarter of 2005, the Company adopted the equity method of accounting for Horizon, recognizing a $24,000 pre-tax loss for its percentage share of Horizon’s first quarter loss.

Additionally, the Company has applied step by step accounting for its quarterly percentage share of Horizon’s losses since the inception of its loan to Horizon in the first quarter of 2003, thereby resulting in recognition of $34,000 of pre-tax loss in the first quarter of 2004 and a cumulative percentage pre-tax loss of $274,000, which is reflected in the Company’s adjusted financial statements at December 31, 2004.

(9) OTHER INCOME

The $9.1 million increase in other income resulted primarily from two significant one-time events. During the first quarter of 2005, the Company recorded a $7.2 million gain (that is non-taxable, except for alternative minimum tax), associated with the payment of a death benefit from life insurance maintained by the company to fund a deferred compensation program for a former executive, Jerry Kalov. The Company recorded an $11.2 million life insurance receivable to account for the proceeds, which was received in April 2005. The Company maintains insurance policies on the lives of certain current and former senior executives to provide a funding mechanism to pay retirement benefits under deferred compensation plans and recoup the cost through death benefits. The Company also recorded a $1.9 million gain from the sale of unimproved property located adjacent to its office and warehouse facility in Chicago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary

The Company had net earnings, after accounting for certain non-operating gains, of $5.7 million, or $0.86 per diluted share in the first quarter of 2005 compared to a net loss of $564,000 or ($0.09) per diluted share, in the first quarter of 2004. Net sales for the first quarter of 2005 declined to $19.3 million, compared to net sales of $22.7 million in the first quarter of 2004, due to a shift to the second quarter of new product reset shipments to one of the Company’s larger customers and mobile navigation product returns and discounts that resulted from retailer overestimation of fourth quarter 2004 demand. Gross margin decreased to 21.7% in the first quarter of 2005 compared to 22.7% in the first quarter of 2004. Operating expenses increased $412,000 over the first quarter of 2004 as a result of expenses associated with the Company’s new ERP system and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

During the first quarter, the Company also recorded a $7.2 million gain associated with payment of a death benefit from life insurance maintained by the Company to fund a deferred compensation program for a former executive, Jerry Kalov. The Company recorded a $1.9 million gain from the sale of unimproved property located adjacent to its office and warehouse facility in Chicago.

The declining trend in the two-way radio market is expected to continue in 2005, although at a slower rate of decline. The Company anticipates that this revenue decline will be offset by increased sales in Detection products, mobile navigation, Citizens Band radios and marine products and increased sales in Europe. The Company also expects improvements in gross margins and operating margins, resulting in higher net earnings in 2005 versus 2004.

First Quarter 2005 vs. First Quarter 2004

For the quarter ended March 31, 2005, the Company reported net earnings, after certain non-operating gains, of $5.7 million, or $0.86 per diluted share compared to a net loss of $564,000, or $(0.09) per diluted share, in the first quarter of 2004. The higher net earnings compared to the net loss in 2004 resulted primarily from a $7.2 million gain on insurance and a $1.9 million gain on the sale of land, partially offset by an operating loss of $2.1 million.

Net sales for the first quarter of 2005 decreased to $19.3 million from net sales of $22.7 million in the first quarter of 2004. One key factor in the decline of net sales was a significant shift of new product reset shipments to one of the Company’s largest customers from the first quarter of 2005 to the second quarter. The other key factor was mobile navigation product returns and discounts that resulted from retailer overestimation of fourth quarter demand. Partially offsetting the decrease in net sales were $2.0 million in net sales of Citizens Band radios and Detection products to one customer that the Company did not sell to in the first quarter of 2004.

Gross margin decreased in the first quarter of 2005 to 21.7% from 22.7%, primarily attributable to the losses associated with the mobile navigation product returns and discounts, partially offset by a $353,000 gain on forward exchange contracts and a reversal of $298,000 in previously accrued funds from 2004 for customer pricing programs compared to a similar reversal of $42,000 from 2003 in the first quarter of 2004.

Net selling, general and administrative expenses increased $412,000 in the first quarter of 2005 from the same period a year ago and increased as a percentage of net sales to 32.8% from 26.1%. This increase represented additional expenses associated with the Company’s new ERP system and consulting for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, variable selling expenses for the first quarter of 2005 included a reversal of $142,000 in accrued unused program funds from 2004 as compared to a similar reversal of $88,000 from 2003 in the first quarter of 2004.

The $9.1 million increase in other income resulted primarily from two significant one-time events. During the first quarter of 2005, the Company recorded a $7.2 million gain (that is non-taxable, except for alternative minimum tax), associated with the payment of a death benefit from life insurance maintained by the Company to fund a deferred compensation program for a former executive, Jerry Kalov. The Company maintains insurance policies on the lives of certain current and former senior executives to provide a mechanism to pay retirement benefits under deferred compensation plans and recoup the cost through death benefits. The Company also recorded a $1.9 million gain from the sale of unimproved property located adjacent to its office and warehouse facility in Chicago. Other income was reduced by a $24,000 loss for the initial recognition of the Company’s pro-rated share of Horizon’s loss as a result of adopting the equity method of accounting. Additionally, the Company has applied step by step accounting for its quarterly pro-rated share of Horizon’s losses since the inception of its loan to Horizon in the first quarter of 2003, thereby resulting in recognition of $34,000 of additional pre-tax loss in the first quarter of 2004 and a cumulative pro-rated pre-tax loss of $274,000, which is reflected in the Company’s financial statements as of December 31, 2004.

For the first quarter of 2005, income tax expense increased $1.6 million, however, the effective tax rate was 18.4% compared to 36.3% in the first quarter of 2004. The lower effective tax rate reflected the non-taxable effect of the gain on life insurance.

LIQUIDITY AND CAPITAL RESOURCES

The Company is party to a revolving credit agreement for $45 million with three financial institutions, which extends until January 31, 2006. As of March 31, 2005, the Company obtained a waiver letter and amendment to cover an increase in the permitted quarterly loss before interest and taxes and decreases in the required rolling twelve months earnings before interest and taxes for the first quarter and for the balance of the year. Absent such waivers and amendment, the Company would have been in violation of the relevant loan covenants. Borrowings and letters of credit issued under the agreement are secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. Loans outstanding under the credit agreement, as amended, bear interest, at the Company’s option, at 25 basis points below the prime rate or at LIBOR plus 175 basis points.

At March 31, 2005, the Company had no interest bearing debt outstanding and approximately $19.4 million available under this credit line based on asset advance formulas.

The credit agreement specifies that the Company may not pay cash dividends and contains certain financial and other covenants, including a requirement that James R. Bazet continue as CEO of the Company.

Net cash flows generated from operating activities were $2.1 million during the first quarter of 2005 primarily due to a large reduction in accounts receivable of $10.9 million as a result of high collections activity and the lower sales volume in the current quarter. Partially offsetting this inflow was an increase in inventory of $3.0 million, a decrease in accrued liabilities of $1.7 million, and the net loss from operations of $1.4 million, after excluding the non-operating gains mentioned above. The increase in inventory was due to the timing of receipts and lower than anticipated sales in mobile navigation. The decrease in accrued liabilities reflected payments made for income taxes, management bonuses and promotional programs that were accrued for in 2004.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2005 to fund its working capital needs.

Investing activities generated cash of $1.6 million in the first quarter of 2005, principally from the sale of unimproved property located adjacent to its office and warehouse facility in Chicago.

The Company believes that for the foreseeable future, it will be able to continue to fund its operations with cash generated from operations using existing or similar future bank credit agreements to fund its seasonal working capital needs.

At March 31, 2005 and 2004, the Company had outstanding inventory purchase orders with suppliers totaling approximately $28.0 million and $19.0 million, respectively.

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

Deferred Compensation Obligations under the deferred compensation plans (most of which are non-qualified defined benefit plans) and annual deferred compensation expense are determined by a number of assumptions. Key assumptions in the determination of obligations under the plans and annual deferred compensation expenses include the discount rate and anticipated compensation for each individual covered by the plans, which in part is dependent upon the anticipated future profitability of the Company. The rate is also dependent on rates used for qualified defined benefit plans. The discount rate used approximates the fixed rate of return the Company earns on the cash surrender value of an insurance policy purchased to fund payments to the retired president and CEO, which represented approximately half of the total obligation of the plans at December 31, 2004. This discount rate was 7% in both 2005 and 2004. The compensation increase assumptions are based on historical experience and anticipated future performance.

Net Realizable Value Reserve The Company maintains a reserve to write-down certain inventory, except for that covered by the liquidation reserve discussed above, below cost, as necessary. The reserve includes models where it is determined that net realizable value is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models are to be included and the estimated net realizable value thereof. This reserve will vary depending upon the specific models selected, the estimated net realizable value for each model and quantities of each model that are determined will be sold below cost from quarter to quarter.

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for Financial Accounting

Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). Under Statement No. 123R, the Company would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005, or in the interim reporting period ending September 30, 2005. The SEC’s new rule allows the Company to implement Statement No. 123R at the beginning of its next fiscal year, and accordingly, the Company will begin to reflect the adjustment to earnings for the impact of this accounting pronouncement in the interim reporting period ending March 31, 2006.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign exchange rates. The Company does not have any interest rate exposure at March 31, 2005, as there is no outstanding debt. Debt incurred is priced at interest rates that float with the market and therefore the fair value of the Company’s debt is not significantly affected by changes in market interest rates.

The Company’s suppliers are located in foreign countries, principally in Asia. In the first quarter of 2005, approximately 15.5% of the Company’s sales were outside the United States, principally in Europe and Canada, compared to 10.5% in the first quarter of 2004. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in U.S. dollars, except for some of the billings of its European business, which are conducted in euros. The Company does not use derivative financial or commodity instruments for trading or speculative purposes; however, forward contracts are occasionally used for hedging some euro denominated transactions for the Company’s European business. Please refer to Note 5 in the financial statements, which are incorporated herein by reference. A 10% movement in the U.S. dollar/euro exchange rate on the forward contracts outstanding at March 31, 2005 would result in approximately a $430,000 annual increase or decrease in cost of sales and cash flows.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the SEC, press releases, or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act. Forward-looking statements may include, but are not limited to, projections of revenue, earnings or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, liquidity, plans for acquisitions or sales of assets or businesses, plans relating to products or services, assessments of materiality, expansion into international markets, growth trends in the consumer electronics business, technological and market developments in the consumer electronics business, the availability of new consumer electronics products and predictions of future events, as well as assumptions relating to these statements. In addition, when used in this report, the words “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Item 4. Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures have also been designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of March 31, 2005.

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits

a) Exhibits

Exhibit 10.30 2005 Executive Bonus Structure

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

COBRA ELECTRONICS CORPORATION

By	/s/ MICHAEL SMITH
Michael Smith Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: May 13, 2005

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.30	2005 Executive Bonus Structure

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.