Form 10-Q
period 2005-06-30
COBRA ELECTRONICS CORP
filed 2005-08-12
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of shares of Common Stock of Registrant outstanding at August 3, 2005: 6,444,815

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended (Unaudited)		For the Six Months Ended (Unaudited)
	June 30, 2005	(As adjusted) June 30, 2004	June 30, 2005	(As adjusted) June 30, 2004
Net sales	$33,672	$25,186	$52,963	$47,853
Cost of sales	25,064	18,351	40,171	35,877

Gross profit	8,608	6,835	12,792	11,976
Selling, general and administrative expenses	7,730	6,057	14,062	11,976

Operating earnings (loss)	878	778	(1,270)	0
Other income (expense):
Interest expense	(24)	(25)	(49)	(54)
Other, net	4	(15)	9,124	(93)

Earnings ( loss) before income taxes	858	738	7,805	(147)
Tax provision (benefit)	135	267	1,415	(54)

Net earnings (loss)	$723	$471	$6,390	$(93)

Net earnings (loss) per common share:
Basic	$0.11	$0.07	$0.99	$(0.01)
Diluted	$0.11	$0.07	$0.97	$(0.01)
Weighted average shares outstanding:
Basic	6,445	6,445	6,445	6,434
Diluted	6,583	6,625	6,576	6,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	As of June 30, 2005 (Unaudited)	(As adjusted) As of December 31, 2004 (Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$12,154	$2,600
Receivables, less allowance for claims and doubtful accounts of $225 at June 30, 2005, and $270 at December 31, 2004	20,147	27,181
Inventories, primarily finished goods	20,670	19,551
Deferred income taxes	4,890	5,209
Loan receivable, less Horizon equity loss of $385 at June 30, 2005, and $274 at December 31, 2004	2,175	2,191
Other current assets	7,467	3,487

Total current assets	67,503	60,219

Property, plant and equipment, at cost:
Buildings and improvements	5,326	4,939
Tooling and equipment	17,074	16,318

	22,400	21,257
Accumulated depreciation	(15,711)	(14,792)
Land	230	330

Net property, plant and equipment	6,919	6,795

Other assets:
Cash surrender value of officers’ life insurance policies	3,305	7,024
Intangible assets	9,076	8,182
Other assets	117	—

Total other assets	12,498	15,206

Total assets	$86,920	$82,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets - Continued

(in thousands, except share data)

	As of June 30, 2005 (Unaudited)	(As adjusted) As of December 31, 2004 (Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$6,284	$4,785
Accrued salaries and commissions	609	1,074
Accrued advertising and sales promotion costs	2,380	2,470
Accrued product warranty costs	1,087	1,277
Accrued income taxes	944	1,790
Other accrued liabilities	479	1,696

Total current liabilities	11,783	13,092

Non-current liabilities:
Deferred compensation	5,937	5,564
Deferred income taxes	2,621	3,206
Other long term liabilities	394	399

Total non-current liabilities	8,952	9,169

Total liabilities	20,735	22,261

Shareholders’ equity:
Preferred stock, $1 par value, shares authorized-1,000,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized; 7,039,100 issued for 2005 and 2004	2,345	2,345
Paid-in capital	19,650	19,650
Retained earnings	48,492	42,103
Accumulated other comprehensive loss	(180)	(17)

	70,307	64,081
Treasury stock, at cost (594,285 shares for 2005 and 2004)	(3,722)	(3,722)
Officer’s note receivable	(400)	(400)

Total shareholders’ equity	66,185	59,959

Total liabilities and shareholders’ equity	$86,920	$82,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended (Unaudited)
	June 30, 2005	(As adjusted) June 30, 2004
Cash flows from operating activities:
Net earnings (loss)	$6,390	$(93)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Equity loss in Horizon	111	82
Depreciation and amortization	1,510	1,352
Deferred income taxes	(266)	—
Loss on cash surrender value (“CSV”) life insurance	47	8
Gain on ex-officer’s life insurance policy	(7,244)	—
Gain on sale of land	(1,925)	—
Changes in assets and liabilities:
Receivables	6,937	8,785
Inventories	(1,247)	1,180
Other current assets	(4,037)	(905)
Intangible assets	(1,444)	(2,223)
Accounts payable	1,536	428
Accrued income taxes	(938)	(404)
Accrued liabilities	(1,848)	(2,939)
Deferred compensation	373	457
Other long term liabilities	(5)	330

Net cash flows (used in) provided by operating activities	(2,050)	6,058

Cash flows from investing activities:
Capital expenditures	(1,031)	(967)
Loan receivable	(96)	(559)
Premiums on CSV life insurance	(288)	(252)
Proceeds on ex-officer’s life insurance policy	11,204	—
Proceeds on sale of land	2,015	—

Net cash flows provided by (used in) investing activities	11,804	(1,778)

Effect of exchange rate changes on cash and cash equivalents	(200)	36

Net increase in cash	9,554	4,316
Cash at beginning of period	2,600	4,736

Cash at end of period	$12,154	$9,052

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$49	$54
Income taxes	$2,558	$306

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the three month and six month periods ended June 30, 2005 and 2004

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

ACCOUNTS RECEIVABLE — The majority of the Company’s accounts receivable are due from retailers and two-step wholesale distributors. Credit is extended based on an evaluation of a customer’s financial condition, including the availability of credit insurance, and, generally, collateral is not required. Based on the evaluation of a customer’s financial condition, including the customer’s payment history with the Company, if any, and considering the sales volume, availability and cost of the coverage, the Company may purchase credit insurance for select customers. Accounts receivable are due within various specific customer terms and are stated at amounts due from customers net of an allowance for claims and doubtful accounts.

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

COMPREHENSIVE INCOME (LOSS) — The Company reports comprehensive income under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income includes net earnings and other non-owner changes in equity that bypass the statement of earnings and are reported as a separate component of equity. For the quarters ended June 30, 2005 and 2004, other comprehensive income includes only one component, which is the change in the foreign currency translation adjustment.

CONCENTRATION OF CREDIT RISK — The Company has a broad customer base doing business in all regions of the United States as well as other areas of North America and Europe. In addition, the Company maintained credit insurance covering over 14% of its outstanding accounts receivable balance at June 30, 2005. The premium expense incurred for the credit insurance coverage in the second quarter of 2005 was $45,000, and $50,000 in the prior year’s quarter. This expense is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

The Company places temporary cash investments with institutions of high credit quality. At June 30, 2005 and 2004, the Company had approximately $12.2 million and $9.1 million, respectively, on deposit with financial institutions, of which $12.1 million and $9.0 million, respectively, was in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of this concentration. Consequently, no significant concentration of credit risk is considered to exist.

DEPRECIATION — Depreciation of buildings, improvements, tooling and equipment is computed using the straight-line method over the following estimated useful lives:

Classification	Life
Buildings	30 years
Building improvements	20 years
Motor vehicles	3-5 years
Equipment	5-10 years
Tools, dies and molds	1.5-3 years

LONG-LIVED ASSETS — Long-lived assets are reviewed for possible impairment at each balance sheet date as required by SFAS NO. 144 and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value.

LOAN RECEIVABLE — The Company evaluates the collectibility of its loan receivable from Horizon based on the Company’s security interest in substantially all of Horizon’s assets and the anticipated revenue stream from royalties due to Horizon from the Company. In addition, an independent valuation specialist performed a valuation analysis of the value of Cobra’s security interest in Horizon’s assets. On the basis of this analysis, management concluded that the value of the Company’s security interest in Horizon’s assets was greater than the outstanding loan receivable at June 30, 2005.

Certain amounts of callable and non-callable warrants to purchase shares of common stock of Horizon are issued to the Company each time the Company makes loans to Horizon in excess of specified amounts. Based on Horizon’s financial performance, the Company has assigned no value to these warrants. Beginning with the first quarter of 2005, the Company adopted the equity method of accounting and adjusted prior period comparative financial statements to reflect its percentage share of Horizon’s net losses. If the Company converted all of its exercisable warrants at June 30, 2005, its ownership percentage of Horizon’s outstanding common stock would be 28.7%.

RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT EXPENDITURES — Research, engineering and product development expenditures are expensed as incurred.

SHIPPING AND HANDLING COSTS — Shipping and handling costs are included in cost of goods sold, and the amounts invoiced to customers relating to shipping and handling are included in net sales.

SOFTWARE RELATED TO PRODUCTS TO BE SOLD — The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell. Such costs are capitalized and deferred as intangible assets in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Such costs consist of expenditures incurred after technological feasibility of the software has been established and a working model of the product developed and consist principally of coding and related costs. Such costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the estimated product life cycle. Software related intangible assets are reviewed for possible impairment at each balance sheet date as required by paragraph 10 of SFAS NO. 86, and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value.

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

	Three Months Ended June 30 (Unaudited)		Six Months Ended June 30 (Unaudited)
	2005	(As adjusted) 2004	2005	(As adjusted) 2004
Net earnings (loss), as reported	$723	$471	$6,390	$(93)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16)	(25)	(37)	(53)

Pro forma net earnings (loss)	$707	$446	$6,353	$(146)

Net earnings (loss) per common share:
Basic — as reported	$0.11	$0.07	$0.99	$(0.01)
Basic — pro forma	0.11	0.07	0.99	(0.02)
Diluted — as reported	$0.11	$0.07	$0.97	$(0.01)
Diluted — pro forma	0.11	0.07	0.97	(0.02)

The fair value of each option, for each period, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividends; expected volatility ranging from 42 to 45 percent; risk-free interest rate ranging from 4.0 to 6.8 percent; and expected lives of 10 years.

INCOME TAXES — The Company provides for income taxes under the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recorded based on the expected tax effects of future taxable income or deductions resulting from differences in the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when necessary to reduce net deferred tax assets to the amount considered more likely than not to be realized. For the six month period ended June 30, 2005, income tax expense increased $1.5 million, however, the effective tax rate was 18.1% compared to 36.7 for the six month period in 2004. The lower effective tax rate in 2005 reflects the net proceeds from life insurance which are non-taxable.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections” (a replacement of APB Opinion No. 20 and SFAS No. 3) was issued. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so. Opinion 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of change. Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application encouraged. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued (May 2005). Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. Accordingly, the Company will implement the provisions of this accounting pronouncement in the fiscal reporting period ending December 31, 2006.

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). Under Statement No. 123R, the Company would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005, or in the interim reporting period ending September 30, 2005. The SEC’s new rule allows the Company to implement Statement No. 123R at the beginning of its next fiscal year, and accordingly, the Company will begin to reflect the adjustment to earnings for the impact of this accounting pronouncement in the interim reporting period ending March 31, 2006.

(2) PURCHASE ORDERS AND COMMITMENTS

At June 30, 2005 and 2004, the Company had outstanding inventory purchase orders with suppliers totaling approximately $31.3 million and $24.6 million, respectively.

(3) EARNINGS PER SHARE

	For the Three Months Ended (Unaudited)		For the Six Months Ended (Unaudited)
	June 30, 2005	(As adjusted) June 30, 2004	June 30, 2005	(As adjusted) June 30, 2004
Basic earnings (loss) per share:
Net earnings (loss) available to common shareholders (thousands)	$723	$471	$6,390	$(93)
Weighted-average shares outstanding	6,444,815	6,444,815	6,444,815	6,433,672

Basic earnings (loss) per share	$0.11	$0.07	$0.99	$(0.01)

Diluted earnings (loss) per share:
Weighted-average shares outstanding	6,444,815	6,444,815	6,444,815	6,433,672
Dilutive shares issuable in connection with stock option plans	611,348	638,348	611,348	639,598
Less: shares purchasable with proceeds	(473,447)	(458,103)	(480,582)	(445,350)

Total	6,582,716	6,625,060	6,575,581	6,627,920

Diluted earnings (loss) per share	$0.11	$0.07	$0.97	$(0.01)

(4) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months and six months ended June 30, 2005 and June 30, 2004 was as follows (in thousands):

	For the Three Months Ended (Unaudited)		For the Six Months Ended (Unaudited)
	June 30, 2005	(As adjusted) June 30, 2004	June 30, 2005	(As adjusted) June 30, 2004
Net earnings (loss)	$723	$471	$6,390	$(93)
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments (no tax effect)	(54)	6	(163)	20

Accumulated other comprehensive (loss) income	(54)	6	(163)	20

Total comprehensive income (loss)	$669	$477	$6,227	$(73)

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

The Company’s current hedging activity is limited to foreign currency purchases. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be affected adversely by changes in exchange rates. The Company hedges these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the instruments are carried at fair value in the Condensed Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in earnings as cost of sales. Foreign exchange forward contract activities during the three months and six months ended June 30, 2005 resulted in gains of $344,000 and $697,000, respectively.

(6) INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005 (Unaudited)	December 31, 2004 (Unaudited)
Internal use software	$1,741	$1,657
Less accumulated amortization	(1,576)	(1,545)

	165	112

ERP internal software system	2,654	1,808
Less accumulated amortization	(81)	—

	2,573	1,808

Trademarks and patents	1,490	1,486
Less accumulated amortization	(484)	(455)

	1,006	1,031

Software license	450	450
Less accumulated amortization	(129)	(125)

	321	325

Product software	6,666	6,123
Less accumulated amortization	(1,655)	(1,217)

	5,011	4,906

Total	$9,076	$8,182

Internal use software is generally amortized over its weighted average estimated life, which is three years. The Company’s new ERP internal software system is being amortized over its weighted average estimated life of seven years. Trademarks are generally amortized over their weighted average estimated life of 20 years and patents are amortized over their weighted average estimated life of 17 years. The software license amortization is based on the number of units sold during the reporting period times the contract royalty rate, as the license waives royalties on sales of products using the software, up to the cost of the license. Product software assets are amortized based on the percentage of revenues generated in each reporting period to the total revenues expected over the weighted average estimated product life cycle.

Total amortization expense for intangible assets for the three months and six months ended June 30, 2005 was $201,000 and $583,000, respectively, and for the three months and six months ended June 30, 2004 was $28,000 and $223,000, respectively. Product software assets are reviewed for possible impairment at each balance sheet date as required by paragraph 10 of SFAS No. 86, and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value.

Management believes that the intangible assets values are without impairment and reflect the fair value as of June 30, 2005.

(7) CONTINGENCIES

The Company warrants to consumers who purchase its products that it will repair or replace, without charge, defective products within a specified time period, generally one year. The Company also has a return policy for its customers that allows them to return to the Company products returned to them by their customers. The Company provides full or partial credit based on when its customer last purchased these products. Consequently, the Company maintains a warranty reserve, which reflects historical warranty return rates by product category multiplied by the most recent six months of unit sales of that model and the unit cost of the model. A roll-forward of the warranty reserve is as follows (in thousands):

	Six months ended June 30, 2005 (Unaudited)	Year ended December 31, 2004 (Unaudited)
Accrued product warranty costs, beginning of period	$1,277	$1,524
Warranty provision	1,211	3,448
Warranty expenditures	(1,401)	(3,695)

Accrued product warranty costs, end of period	$1,087	$1,277

(8) INVENTORY VALUATION RESERVES

The Company maintains a “liquidation” reserve representing the write-down of returned product from its customers to its net realizable value. Returned inventory is either sold to various liquidators or returned to vendors for credit against similar, new models. The decision to sell or return products to vendors depends upon the estimated future demand for the models. Judgments are made as to whether various models are to be liquidated or returned to vendor and, for the former, the liquidation prices expected to be received. The amount of the reserve is determined by comparing the cost of each unit returned to the estimated amount to be realized upon each unit’s disposition, either from returning the unit to the vendor for credit towards the cost of new, similar product or liquidating the unit. This reserve can fluctuate significantly from quarter to quarter depending upon quantities of returned inventory on hand and the estimated liquidation price or vendor credit per unit. A roll-forward of the liquidation reserve is as follows (in thousands):

	Six months ended June 30, 2005 (Unaudited)	Year ended December 31, 2004 (Unaudited)
Liquidation reserve, beginning of period	$715	$1,108
Liquidation provision	2,578	3,083
Liquidation of models	(2,352)	(3,476)

Liquidation reserve, end of period	$941	$715

The Company maintains a “net realizable value” (“NRV”) reserve to write-down certain inventory not previously sold to customers, except for that covered by the liquidation reserve discussed above, below cost, as necessary. The reserve includes models where it is determined that net realizable value is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models are to be included and their estimated net realizable value. The estimated net realizable value of each model is the per unit price that it is estimated can be received in the marketplace. This reserve will vary depending upon the specific models selected, the estimated net realizable value for each model and quantities of each model that are determined will be sold below cost from quarter to quarter. A roll-forward of the NRV reserve is as follows (in thousands):

	Six months ended June 30, 2005 (Unaudited)	Year ended December 31, 2004 (Unaudited)
Net realizable value reserve, beginning of period	$506	$812
NRV provision	537	1,508
NRV write-offs	(622)	(1,814)

Net realizable value reserve, end of period	$421	$506

(9) LOAN RECEIVABLE

On January 8, 2003, the Company entered into a loan agreement with Horizon, a California corporation and vendor to the Company, that was subsequently modified on February 6, 2003. The outstanding loan receivable balance as of June 30, 2005 was $2,560,000 including approximately $310,000 of accrued interest. Net of the loss attributable to the application of the equity method of accounting, the loan receivable balance as of June 30, 2005 was $2,175,000. Horizon may borrow up to $2,000,000 per annum, at Cobra’s discretion, up to an aggregate amount of $6,000,000 at December 31, 2005. The loan accrues interest at a variable rate at a fixed margin above the prime rate. The loan agreement provides that the interest will be added to the principal amount of the loan. The outstanding principal amount, together with all accrued and unpaid interest is due on December 31, 2005. The loan is secured by substantially all of the assets of Horizon. In addition, an independent valuation specialist performed a valuation analysis of the value of Cobra’s security interest in Horizon’s assets as of December 31, 2004. On the basis of this analysis, management concluded that the value of the Company’s security interest in Horizon’s assets was greater than the outstanding loan receivable amount at June 30, 2005.

Certain amounts of callable and non-callable warrants to purchase shares of common stock of Horizon are issued to the Company each time the Company makes loans to Horizon in excess of specified amounts. Based on Horizon’s financial performance, the Company has assigned no value to these warrants. Beginning with the first quarter of 2005, the Company adopted the equity method of accounting and adjusted prior period comparative financial statements to reflect its percentage share of Horizon’s net losses. If the Company converted all of its exercisable warrants at June 30, 2005, its ownership percentage of

Horizon’s outstanding common stock would be 28.7%. Accordingly, the Company recognized an estimated $87,000 pre-tax loss for its percentage share of Horizon’s estimated second quarter 2005 loss. The step by step accounting adjustment applied to the second quarter of 2004 resulted in the recognition of a $48,000 pre-tax loss for its percentage share of Horizon’s second quarter 2004 loss.

(10) OTHER INCOME

The $9.2 million increase in other income for the six month period ended June 30, 2005 versus last year resulted primarily from two significant events. During the first quarter of 2005, the Company recorded a $7.2 million gain (that is non-taxable, except for alternative minimum tax) for the payment of a death benefit from life insurance maintained by the Company to fund a deferred compensation program for a former president and chief executive officer. At March 31, 2005, the Company recorded an $11.2 million life insurance receivable to account for the proceeds, which were received in April 2005, and recorded the corresponding reduction in the cash surrender value asset of $4.0 million for these policies. The Company maintains insurance policies on the lives of certain current and former senior executives to provide a funding mechanism to pay retirement benefits under deferred compensation plans and recoup the cost through death benefits. Also during the first quarter of 2005, the Company recorded a $1.9 million gain from the sale of unimproved property located adjacent to its office and warehouse facility in Chicago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary

The Company had net earnings of $723,000, or $0.11 per diluted share in the second quarter of 2005 compared to net earnings of $471,000, or $0.07 per diluted share, in the second quarter of 2004, representing an increase of 53.5 percent. Net sales increased $8.5 million, or 33.7 percent, to $33.7 million, from $25.2 million in the prior year’s quarter. This increase reflected improved sales in nearly all product lines and international sales as compared to the prior year’s quarter. Two-way radio sales were particularly strong due to Walmart’s second quarter 2005 reset. In 2004, Walmart’s reset occurred during the first quarter. Gross margin decreased to 25.6 percent from 27.1 percent in the second quarter of 2004, due principally to higher airfreight costs of $486,000 incurred to fly product into the U.S. to meet the increased demand from current and new customers, rather than risking out-of-stock positions for these accounts. Selling, general and administrative expenses increased to $7.7 million, as compared to $6.1 million in the second quarter of 2004, but declined as a percent of net sales to 23.0 percent from 24.0 percent. The increase in expenses was primarily driven by the increase in sales, as variable selling expenses accounted for much of the increase. The Company also benefited from a lower effective tax rate in the second quarter of 2005 due to the non-taxable nature of life insurance proceeds recorded in the first quarter as a result of the death of the Company’s former president and chief executive officer.

The Company anticipates continued improved performance in the third quarter of 2005 as compared to the third quarter of 2004. Sales are forecasted to increase, driven in part by the introduction in the third quarter of three new mobile navigation products as well as by strong performance in the two-way radio product line and the new ten-meter radio product line. Third quarter net earnings also are anticipated to be greater than net earnings in the prior year’s third quarter as expenses are controlled, operating margins improve and the Company continues to benefit from the low effective tax rate. The Company also has forecasted that sales and net earnings for the year will exceed those of 2004 as sales of mobile navigation, marine radios, radar detection and ten-meter radios are expected to drive sales domestically and two-way radios and marine radios are expected to contribute to improved performance outside of the U.S.

Second Quarter 2005 vs. Second Quarter 2004

For the quarter ended June 30, 2005, the Company reported net earnings of $723,000, or $0.11 per diluted share, compared to net earnings of $471,000 or $0.07 per diluted share, in the second quarter of 2004, representing an increase of 53.5 percent. The higher net earnings were driven by a 33.7 percent increase in net sales as compared to the prior year, as well as a lower effective tax rate due to the non-taxable nature of the life insurance proceeds recorded in the first quarter of this year.

Net sales for the second quarter of 2005 increased $8.5 million, or 33.7%, to $33.7 million from net sales of $25.2 million in the second quarter of 2004. The strong increase reflected improved sales in nearly all of the Company’s product lines. In particular, two-way radios, radar detection and Citizens Band radio product sales were substantially above the prior year’s quarter. Two-way radio sales were very strong due to Walmart’s second quarter 2005 reset. In 2004, Walmart’s reset occurred during the first quarter. The Company also benefited from sales of mobile navigation products, which were not available for sale in the second quarter of 2004, and experienced a substantial increase in international sales, driven in part by the approval in the third quarter of last year of higher-powered two-way radios in Canada.

Gross margin decreased in the second quarter of 2005 to 25.6% from 27.1%, primarily attributable to higher airfreight costs of $486,000 incurred to fly product into the U.S. to meet the increased demand from current and new customers, rather than risking out-of-stock positions for these accounts. The Company has also continued to support its customers’ efforts to reduce excess inventories of older mobile navigation products to ensure that shelf space is available for the new products shipping in September, programs which adversely impacted gross margin. Partially offsetting the increased costs above were favorable margins on strong international sales, a $344,000 gain on forward exchange contracts compared to no gain/loss in the prior year, and the reversal of $200,000 in previously accrued funds primarily from 2004 for customer pricing programs, compared to a similar reversal of $198,000 from 2003 a year ago.

Selling, general and administrative expenses increased to $7.7 million, as compared to $6.1 million in the second quarter of 2004, but declined as a percentage of net sales to 23.0 percent from 24.0 percent. The increase in expenses was primarily driven by the increase in sales, as variable selling expenses accounted for much of the increase. Also contributing to the increase were expenses associated with the Company’s new ERP system and consulting costs in connection with the Company’s compliance program relating to the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, variable selling expenses for the second quarter of 2005 included the reversal of $7,000 in accrued unused program funds from the first quarter of 2005 compared to a reversal of $409,000 from 2003 in the prior year quarter.

The net increase in other income of $20,000 from the prior year’s quarter included higher interest income of $46,000 and an increase in cash surrender value income of $39,000. These increases were substantially offset by a higher Horizon estimated equity loss of $39,000 and lower vendor royalty income of $20,000.

For the second quarter of 2005, income tax expense decreased $132,000 due principally to the lower effective tax rate of 15.7% compared to 36.2% in the second quarter of 2004. The lower effective tax rate reflected the non-taxable effect of the gain on life insurance.

Six months ended June 30, 2005 vs. Six months ended June 30, 2004

For the six months ended June 30, 2005, the Company reported net earnings, after certain non-operating gains, of $6.4 million, or $0.97 per diluted share compared to a net loss of $(93,000), or $(0.01) per diluted share, in the same period a year ago. The higher net earnings compared to the net loss in 2004 resulted primarily from a $7.2 million gain on insurance and a $1.9 million gain on the sale of land, partially offset by an operating loss of $1.3 million.

Net sales for the six months ended June 30, 2005 increased to $53.0 million from $47.9 million in the same period a year ago. The increase reflected improved sales in many of the Company’s product lines. In particular, radar detection and Citizens Band radios as well as international sales, all of which were significantly higher than the period a year ago. Radar detection benefited from the addition of a new customer, Radio Shack, while international sales was driven in part by the approval of higher-powered two-way radios in Canada in the third quarter of last year. The Company also showed improvement in its new product lines, marine, ten-meter and mobile navigation. Partially offsetting these positive results were significantly lower net sales in the domestic two-way radio market compared to the same period a year ago, reflecting the declining trend of two-way radio sales and related pricing pressures.

Gross margin decreased in the first six months of 2005 to 24.2%, from 25.0%, primarily attributable to $606,000 of higher airfreight costs. In addition, the Company continued to support its customers’ efforts to reduce excess inventories of older mobile navigation products to ensure that shelf space is available for the new products shipping in September, programs which adversely impacted gross margin. Partially offsetting these increased costs were favorable margins on strong international sales, a $697,000 gain on forward exchange contracts compared to a $16,000 gain in the prior year, and the reversal of $498,000 in previously accrued funds, primarily from 2004, for customer pricing programs, compared to a similar reversal of $240,000 from 2003 in the first six months of last year.

Selling, general and administrative expenses increased to $14.1 million, as compared to $12.0 million in the prior year period, or, 26.6 percent of net sales compared to 25.0 percent a year ago. The increase in expenses was primarily driven by the increased sales, as variable selling expenses accounted for much of the increase. Also contributing to the increase were expenses associated with the new ERP system and consulting costs in connection with the Company’s compliance program relating to the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, variable selling expenses included the reversal of $149,000 in accrued unused program funds primarily from 2004 as compared to a similar reversal of $497,000 from 2003 in the prior year period.

The $9.2 million increase in other income in the first six months of 2005 compared to 2004 resulted primarily from the two significant events which occurred in the first quarter of 2005. The first was a $7.2 million gain (that is non-taxable, except for alternative minimum tax) associated with the payment of a death benefit from life insurance maintained by the Company to fund a deferred compensation program for a former president and chief executive officer. The Company maintains insurance policies on the lives of certain current and former senior executives to provide a mechanism to pay retirement benefits under deferred compensation plans and recoup the cost through death benefits. The Company also realized a $1.9 million gain from the sale of unimproved property located adjacent to its office and warehouse facility in Chicago. Other income for the first six months of 2005 also includes an $111,000 pre-tax loss representing the Company’s pro-rated share of Horizon’s estimated loss under the equity method of accounting. The step by step accounting adjustment applied to the first six months of 2004 resulted in the recognition of an $82,000 pre-tax loss.

For the first six months of 2005, income tax expense increased by $1.5 million, but the effective tax rate decreased to 18.1% from 36.7% during the same period last year. The lower effective tax rate reflected the non-taxable effect of the gain on life insurance.

LIQUIDITY AND CAPITAL RESOURCES

The Company is party to a $45 million revolving credit agreement with three financial institutions, which extends until January 31, 2006. Borrowings and letters of credit issued under the agreement are secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. Loans outstanding under the credit agreement, as amended, bear interest, at the Company’s option, at 25 basis points below the prime rate or at LIBOR plus 175 basis points. The credit agreement specifies that the Company may not pay cash dividends and contains certain financial and other covenants, including a requirement that James R. Bazet continue as CEO of the Company. At June 30, 2005, the Company had no interest bearing debt outstanding and approximately $13.5 million available under this credit line based on asset advance formulas.

Net cash flows used in operating activities were $2.1 million during the first six months of 2005, primarily due to the net loss from operations, after excluding the non-operating gains mentioned above. Significant net cash inflows from operations included a large reduction in accounts receivable of $6.9 million, resulting from higher collections activity subsequent to the seasonally higher level of sales during the fourth quarter, an increase in accounts payable of $1.5 million, and non-cash depreciation and amortization expense of $1.5 million. Substantially offsetting these inflows was an increase in other current assets of $4.0 million, due principally to a vendor credit for mobile navigation product returned to the vendor for a software upgrade, a decrease in accrued liabilities of $1.8 million, an increase in intangible assets of $1.4 million, an increase in inventory of $1.2 million and a decrease in accrued income taxes of $938,000. The increase in intangible assets was due primarily to capitalized ERP system implementation costs and product software development costs. The decrease in accrued income taxes reflects $2.6 million in estimated tax payments ($1,835,000 for the 2004 tax year and $723,000 for the current tax year), partially offset by the current year’s tax provision.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2005 to fund its working capital needs.

Investing activities generated net cash of $11.8 million in the first six months of 2005, due primarily to the death benefit proceeds received in April of $11.2 million and the proceeds from the sale of unimproved property located adjacent to its office and warehouse facility in Chicago of $2.0 million.

At June 30, 2005 and 2004, the Company had outstanding inventory purchase orders with suppliers totaling approximately $31.3 million and $24.6 million, respectively.

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

Liquidation Reserve   The Company maintains a “liquidation” reserve representing the write-down of returned product from our customers to its net realizable value. Returned inventory is either sold to various liquidators or returned to vendors for credit against similar, new models; this decision depends upon the estimated future demand for the models. Judgments are made as to whether various models are to be liquidated or returned to vendor and, for the former, the liquidation prices expected to be received. The amount of the reserve is determined by comparing the cost of each unit returned to the estimated amount to be realized upon each unit’s disposition, either from returning the unit to the vendor for credit towards the cost of new, similar product or liquidating the unit. This reserve can fluctuate significantly from quarter to quarter depending upon quantities of returned inventory on hand and the estimated liquidation price or vendor credit per unit.

Net Realizable Value Reserve   The Company maintains a “net realizable value” (“NRV”) reserve to write-down certain inventory not previously sold to customers, except for that covered by the liquidation reserve discussed above, below cost, as necessary. The reserve includes models where it is determined that net realizable value is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models are to be included and the estimated net realizable value; i.e., the per unit price that it is estimated can be received in the marketplace. This reserve will vary depending upon the specific models selected, the estimated net realizable value for each model and quantities of each model that are determined will be sold below cost from quarter to quarter.

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

Deferred Compensation   Obligations under the deferred compensation plans (most of which are non-qualified defined benefit plans) and annual deferred compensation expense are determined by a number of assumptions. Key assumptions in the determination of obligations under the plans and annual deferred compensation expenses include the discount rate and anticipated compensation for each individual covered by the plans, which in part is dependent upon the anticipated future profitability of the Company. The rate is also dependent on rates used for qualified defined benefit plans. The discount rate used approximates the fixed rate of return the Company earns on the cash surrender value of an insurance policy purchased to fund payments to the retired president and CEO, which represented approximately half of the total obligation of the plans at December 31, 2004. This discount rate was 7% in both 2005 and 2004. The compensation increase assumptions are based on historical experience and anticipated future performance. At June 30, 2005, the cash surrender value of the insurance policies in force for the current President and CEO was $767,000.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections” (a replacement of APB Opinion No. 20 and SFAS No. 3) was issued. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so. Opinion 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of change. Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application encouraged. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued (May 2005). Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. Accordingly, the Company will implement the provisions of this accounting pronouncement in the fiscal reporting period ending December 31, 2006.

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). Under Statement No. 123R, the Company would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005, or in the interim reporting period ending September 30, 2005. The SEC’s new rule allows the Company to implement Statement No. 123R at the beginning of its next fiscal year, and accordingly, the Company will begin to reflect the adjustment to earnings for the impact of this accounting pronouncement in the interim reporting period ending March 31, 2006.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign exchange rates. The Company does not have any interest rate exposure at June 30, 2005, as there is no outstanding debt. Debt incurred is priced at interest rates that float with the market and therefore the fair value of the Company’s debt is not significantly affected by changes in market interest rates.

The Company’s suppliers are located in foreign countries, principally in Asia. In the second quarter of 2005, approximately 14.4% of the Company’s sales were outside the United States, principally in Europe and Canada, compared to 13.7% in the second quarter of 2004. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in U.S. dollars, except for some of the billings of its European business, which are conducted in euros. The Company does not use derivative financial or commodity instruments for trading or speculative purposes; however, forward contracts are occasionally used for hedging some euro denominated transactions for the Company’s European business. Please refer to Note 5 in the financial statements, which are incorporated herein by reference. A 10% movement in the U.S. dollar/euro exchange rate would result in approximately a $353,000 increase or decrease in the fair market value of the Company’s forward contracts held at June 30, 2005.

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

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of June 30, 2005.

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

a) The 2005 Annual Meeting of Shareholders was held on May 10, 2005.

b); c)

The following person was elected Director of the Company to serve until the annual meeting of the term specified below:

Name	Class	Votes for	Votes withheld	Term
James R. Bazet	I	5,654,595	241,703	2008

The Class II Directors continuing in office until the 2006 Annual Meeting of Shareholders are Robert P. Rohleder and Henry G. Chiarelli. The Class III Directors continuing in office until the 2007 Annual Meeting are William P. Carmichael, Carl Korn, and Ian R. Miller.

d) Not applicable

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

Dated: August 12, 2005

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.