Form 10-Q
period 2005-09-30
COBRA ELECTRONICS CORP
filed 2005-11-14
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES  ☐    NO  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

Number of shares of Common Stock of Registrant outstanding as of November 7, 2005: 6,444,815

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

	For the Three Months Ended (Unaudited)		For the Nine Months Ended (Unaudited)
		(As adjusted)		(As adjusted)
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net sales	$33,511	$31,014	$86,474	$78,867
Cost of sales	25,213	22,874	65,383	58,751

Gross profit	8,298	8,140	21,091	20,116

Selling, general and administrative expenses	6,782	7,312	20,845	19,288

Operating earnings	1,516	828	246	828

Other income (expense):
Interest expense	(23)	(26)	(72)	(80)
Other, net	138	55	9,261	(38)

Earnings before income tax	1,631	857	9,435	710
Tax provision (benefit)	(250)	315	1,164	261

Net earnings	$1,881	$542	$8,271	$449

Net earnings per common share:
Basic	$0.29	$0.08	$1.28	$0.07
Diluted	$0.29	$0.08	$1.26	$0.07

Weighted average shares outstanding:
Basic	6,445	6,445	6,445	6,437
Diluted	6,595	6,559	6,582	6,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	As of Sept. 30, 2005 (Unaudited)	(As adjusted) As of December 31, 2004 (Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$6,673	$2,600
Receivables, less allowance for claims and doubtful accounts of $276 at Sept. 30, 2005, and $270 at December 31, 2004	21,785	27,181
Inventories, primarily finished goods	27,440	19,551
Deferred income taxes	5,355	5,209
Loan receivable, less Horizon equity loss of $427 at September 30, 2005, and $274 at December 31, 2004	2,188	2,191
Other current assets	7,726	3,487

Total current assets	71,167	60,219

Property, plant and equipment, at cost:
Buildings and improvements	5,347	4,939
Tooling and equipment	17,505	16,318

	22,852	21,257
Accumulated depreciation	(16,157)	(14,792)
Land	230	330

Net property, plant and equipment	6,925	6,795

Other assets:
Cash surrender value of officers’ life insurance policies	3,361	7,024
Intangible assets	10,018	8,182

Total other assets	13,379	15,206

Total assets	$91,471	$82,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets-Continued

(in thousands, except share data)

	As of Sept. 30, 2005 (Unaudited)	(As adjusted) As of December 31, 2004 (Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$6,963	$4,785
Accrued salaries and commissions	726	1,074
Accrued advertising and sales promotion costs	2,867	2,470
Accrued product warranty costs	1,361	1,277
Accrued income taxes	2,223	1,790
Other accrued liabilities	1,182	1,696

Total current liabilities	15,322	13,092

Non-current liabilities:
Deferred compensation	6,155	5,564
Deferred income taxes	1,578	3,206
Other long term liabilities	392	399

Total non-current liabilities	8,125	9,169

Total liabilities	23,447	22,261

Shareholders’ equity:
Preferred stock, $1 par value, shares authorized-1,000,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized; 7,039,100 issued for 2005 and 2004	2,345	2,345
Paid-in capital	19,650	19,650
Retained earnings	50,372	42,103
Accumulated other comprehensive loss	(221)	(17)

	72,146	64,081
Treasury stock, at cost (594,285 shares for 2005 and 2004)	(3,722)	(3,722)
Officer’s note receivable	(400)	(400)

Total shareholders’ equity	68,024	59,959

Total liabilities and shareholders’ equity	$91,471	$82,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended (Unaudited)
	Sept 30, 2005	(As adjusted) Sept. 30, 2004
Cash flows from operating activities:
Net earnings	$8,271	$449
Adjustments to reconcile net earnings to net cash flows from operating activities:
Equity loss in Horizon	153	131
Depreciation and amortization	2,314	2,280
Deferred income taxes	(1,774)	12
Gain on cash surrender value (“CSV”) life insurance	(9)	(77)
Gain on ex-officer’s life insurance policy	(7,244)	—
Gain on sale of land	(1,925)	—

Changes in assets and liabilities:
Receivables	5,308	655
Inventories	(8,033)	(4,994)
Other current assets	(4,345)	(708)
Intangible assets	(2,559)	(3,541)
Accounts payable	2,203	4,535
Accrued income taxes	517	(156)
Accrued liabilities	(424)	(2,177)
Deferred compensation	591	730
Other long term liabilities	(8)	329

Net cash flows used in operating activities	(6,964)	(2,532)

Cash flows provided by (used) in investing activities:
Capital expenditures	(1,526)	(1,428)
Loan receivable	(151)	(697)
Premiums on CSV life insurance	(288)	(252)
Proceeds on ex-officer’s life insurance policy	11,204	—
Proceeds on sale of land	2,015	—

Net cash flows provided by (used) in investing activities	11,254	(2,377)

Cash flows from financing activities:
Net borrowings under line-of-credit agreement	—	1,485

Net cash flows from financing activities	—	1,485

Effect of exchange rate changes on cash and cash equivalents	(217)	7

Net increase (decrease) in cash	4,073	(3,417)
Cash at beginning of period	2,600	4,736

Cash at end of period	$6,673	$1,319

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$72	$80
Income taxes	$2,982	$330

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the three month and nine month periods ended September 30, 2005 and 2004

(Unaudited)

The condensed consolidated financial statements included herein have been prepared by Cobra Electronics Corporation (the “Company” or “Cobra”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Consolidated Balance Sheet as of December 31, 2004 has been derived from the audited consolidated balance sheet as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2004. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

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

PRINCIPLES OF CONSOLIDATION — The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The Company’s loan receivable from Horizon Navigation, Inc. (“Horizon”) is accounted for by the equity method based on the percentage of common stock warrants to total common stock outstanding. Certain previously reported amounts have been adjusted to reflect the Company’s ownership percentage on a retroactive basis. Please refer to Note 10 in the annual report on Form 10-K for the year ended December 31, 2004 for more information with respect to the loan receivable with Horizon. All significant intercompany balances and transactions have been eliminated in consolidation.

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

USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period that are largely based on the current business conditions, including economic climate, revenue growth, sales return rates, net realizable value of returned products and changes in certain working capital amounts. The Company believes its estimates and assumptions are reasonable. However, actual results and the timing of the recognition of such amounts could differ from those estimates.

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

COMPREHENSIVE INCOME (LOSS) — The Company reports comprehensive income under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income includes net earnings and other non-owner changes in equity that bypass the statement of earnings and are reported as a separate component of equity. For the quarters ended September 30, 2005 and 2004, other comprehensive income includes only the change in the foreign currency translation adjustment.

CONCENTRATION OF CREDIT RISK — The Company has a broad customer base doing business in all regions of the United States as well as other areas in North America and Europe. In addition, the Company maintained credit insurance covering over 5% of its outstanding accounts receivable balance at September 30, 2005. The premium expense incurred for the credit insurance coverage in the third quarter of 2005 was $43,000, and $67,000 in the prior year’s third quarter. This expense is included in selling, general and administrative expense in the Consolidated Statements of Income.

The Company places temporary cash investments with institutions of high credit quality. At September 30, 2005 and 2004, the Company had approximately $6.7 million and $1.3 million, respectively, on deposit with such financial institutions, of which $6.6 million and $1.2 million, respectively, were in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of this concentration. Consequently, no significant concentration of credit risk is considered to exist.

DEPRECIATION — Depreciation of buildings, improvements, tooling and equipment is computed using the straight-line method over the following estimated useful lives:

Classification	Life
Buildings	30 years
Building improvements	20 years
Motor vehicles	3-5 years
Equipment	5-10 years
Tools, dies and molds	1.5-3 years

LONG-LIVED ASSETS — Long-lived assets are reviewed at each balance sheet date for possible impairment as required by SFAS No. 144 and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value.

LOAN RECEIVABLE — The Company evaluates the collectibility of its loan receivable from Horizon based on the Company’s security interest in substantially all of Horizon’s assets and the anticipated revenue stream from royalties due to Horizon from the Company. The loan receivable from Horizon is due and payable on December 31, 2005. Horizon has indicated to the Company that it is pursuing a transaction that would provide financing in an amount sufficient to repay all amounts due under the loan at maturity. Horizon’s obligation to repay all amounts due under the loan is secured by a security interest in substantially all of Horizon’s assets. In February 2005, an independent valuation specialist performed a valuation analysis of the value of the Company’s security interest in Horizon’s assets and concluded that the value of the Company’s security interest in Horizon’s assets was greater than the outstanding loan receivable amount at December 31, 2004. Although the royalty stream from the products developed by Horizon that was assumed for the purposes of this valuation has not materialized to date, the Company believes that the application of the underlying valuation methodology to revised assumptions would yield a similar conclusion as of September 30, 2005 and believes that the loan was not impaired as of such date.

Certain amounts of callable and non-callable warrants to purchase shares of common stock of Horizon are issued to the Company each time the Company makes loans to Horizon in excess of specified amounts. Based on Horizon’s financial performance, the Company has assigned no value to these warrants. Beginning with the first quarter of 2005, the Company adopted the equity method of accounting and adjusted prior period comparative financial statements to reflect its percentage share of Horizon’s net losses. If the Company converted all of its exercisable warrants at September 30, 2005, its ownership percentage would be 31.6%.

RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT EXPENDITURES — Research, engineering and product development expenditures are expensed as incurred.

SHIPPING AND HANDLING COSTS — Shipping and handling costs are included in cost of goods sold, and the amounts invoiced to customers relating to shipping and handling are included in net sales.

SOFTWARE RELATED TO PRODUCTS TO BE SOLD — The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell. Such costs are capitalized and deferred as intangible assets in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Such costs consist of expenditures incurred after technological feasibility of the software has been established and a working model of the product developed and consist principally of coding and related costs. Such costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the estimated product life cycle. Beginning in the third quarter of 2005, certain engineering costs associated with the development of mobile navigation products were capitalized in accordance with SFAS No. 86, as Cobra expanded its internal capabilities and reduced its reliance on outside contractors. Software related intangible assets are periodically reviewed for possible impairment as required by paragraph 10 of SFAS No. 86, and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value.

STOCK OPTIONS — The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Company’s stock option plans. Accordingly, no compensation cost has been recognized as options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Had compensation cost been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires measuring compensation cost at the fair value of the options granted, the Company’s net earnings and net earnings per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended Sept. 30 (Unaudited)		Nine Months Ended Sept. 30 (Unaudited)
	2005	(As adjusted) 2004	2005	(As adjusted) 2004
Net earnings, as reported	$1,881	$542	$8,271	$449
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14)	(22)	(51)	(75)

Pro forma net earnings	$1,867	$520	$8,220	$374

Net earnings per common share:
Basic — as reported	$0.29	$0.08	$1.28	$0.07
Basic — pro forma	$0.29	$0.08	$1.28	$0.06
Diluted — as reported	$0.29	$0.08	$1.26	$0.07
Diluted — pro forma	$0.28	$0.08	$1.25	$0.06

The fair value of each option, for each period, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividends; expected volatility ranging from 42 to 45 percent; risk-free interest rate ranging from 4.0 to 6.8 percent; and expected lives of ten years.

INCOME TAXES — The Company provides for income taxes under the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recorded based on the expected tax effects of future taxable income or deductions resulting from differences in the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when necessary to reduce net deferred tax assets to the amount considered more likely than not to be realized. For the nine month period ended September 30, 2005, income tax expense increased $903,000, however, the effective tax rate was 12.3% compared to 36.8% for the nine month period in 2004. The lower effective tax rate in 2005 reflects the net proceeds from life insurance maintained by the Company for a former president and chief executive officer which are non-taxable. The lower effective rate also reflects a research and development (“R & D”) tax credit representing ten years of credits.

REVENUE RECOGNITION — Revenue from the sale of goods is recognized at the time of shipment, except for revenue from sales of products to certain customers whose contractual terms specify FOB destination. Revenue from sales of products to these customers is recognized at the estimated time of receipt by the customer (estimated based on the average shipping time for all such customers), when title and risk of loss would pass to the customer. Obligations for sales returns and allowances and product warranties are recognized at the time of sale on an accrual basis.

ERP SYSTEM COSTS — The Company capitalizes certain costs associated with ERP software developed or obtained for internal use in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use ERP software. Costs associated with preliminary project activities and training are expensed as incurred. Capitalized costs related to ERP software developed or obtained for internal use are amortized over a seven year period on a straight-line basis.

RECLASSIFICATION — Certain previously reported amounts have been reclassified to conform to the current period presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections” (a replacement of APB Opinion No. 20 and SFAS No. 3) was issued. SFAS No. 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so. APB Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of change. SFAS No. 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application encouraged. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued (May 2005). SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. Accordingly, the Company will implement the provisions of this accounting pronouncement in the fiscal reporting period ending December 31, 2006. The Company expects no impact from this pronouncement.

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). SFAS No. 123R, as amended, is applicable for all fiscal years beginning after June 15, 2005. As a result, the Company is required to implement SFAS No. 123R at the beginning of its next fiscal year, and accordingly, the Company will begin to reflect the adjustment to earnings for the impact of this accounting pronouncement in the interim reporting period ending March 31, 2006.

(2)	PURCHASE ORDERS AND COMMITMENTS

At September 30, 2005 and 2004, the Company had outstanding inventory purchase orders with suppliers totaling approximately $28.0 million and $20.1 million, respectively.

(3)	EARNINGS PER SHARE

	For the Three Months Ended (Unaudited)		For the Nine Months Ended (Unaudited)
	Sept. 30, 2005	(As adjusted) Sept. 30, 2004	Sept. 30, 2005	(As adjusted) Sept. 30, 2004
Basic earnings per share:
Net earnings available to common shareholders (thousands)	$1,881	$542	$8,271	$449
Weighted-average shares outstanding	6,444,815	6,444,815	6,444,815	6,437,413

Basic earnings per share	$0.29	$0.08	$1.28	$0.07

Diluted earnings per share:
Weighted-average shares outstanding	6,444,815	6,444,815	6,444,815	6,437,413
Dilutive shares issuable in connection with stock option plans	631,348	603,848	611,348	638,348
Less: shares purchasable with proceeds	(480,810)	(489,393)	(473,871)	(468,797)

Total	6,595,353	6,559,270	6,582,292	6,606,964

Diluted earnings per share	$0.29	$0.08	$1.26	$0.07

(4)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months and nine months ended September 30, 2005 and September 30, 2004 was as follows (in thousands):

	For the Three Months Ended (Unaudited)		For the Nine Months Ended (Unaudited)
	Sept. 30, 2005	(As adjusted) Sept. 30, 2004	Sept. 30, 2005	(As adjusted) Sept. 30, 2004
Net earnings	$1,881	$542	$8,271	$449
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments (no tax effect)	(58)	(8)	(221)	12

Accumulated other comprehensive income (loss)	(58)	(8)	(221)	12

Total comprehensive income	$1,823	$534	$8,050	$461

(5)	FINANCIAL INSTRUMENTS

The Company operates globally with various manufacturing and distribution facilities and product sourcing locations around the world. The Company reduces its exposure to fluctuations in foreign exchange rates by creating offsetting positions through derivative financial instruments. The Company currently does not use derivative financial instruments for trading or speculative purposes. The Company regularly monitors foreign exchange exposures and ensures hedge contract amounts do not exceed the amounts of the underlying exposures.

The Company’s current hedging activity is limited to foreign currency purchases. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The Company hedges these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the instruments are carried at fair value in the Condensed Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in earnings as cost of sales. Foreign exchange forward contract activities resulted in loss of $123,000 for the three month period and gain of $574,000 for the nine month period ending September 30, 2005.

(6)	INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2005 and December 31, 2004 (in thousands):

	Sept. 30, 2005 (Unaudited)	December 31, 2004 (Unaudited)
Internal use software	$1,746	$1,657
Less accumulated amortization	(1,588)	(1,545)

	158	112

ERP internal software system	3,259	1,808
Less accumulated amortization	(152)	—

	3,107	1,808

Trademarks and patents	1,490	1,486
Less accumulated amortization	(502)	(455)

	988	1,031

Software license	134	450
Less accumulated amortization	(134)	(125)

	—	325

Product software	7,481	6,123
Less accumulated amortization	(1,832)	(1,217)

	5,649	4,906

Total	$9,902	$8,182

Internal use software is generally amortized over its average estimated life, which is three years. The Company’s new ERP internal software system is being amortized over its average estimated life of seven years. Trademarks are generally amortized over their average estimated life of 20 years and patents are amortized over their average estimated life of 17 years. The software license amortization is based on the number of units sold during the reporting period times the contract royalty rate, as the license waives royalties on sales of products using the software, up to the cost of the license. Product software assets are amortized based on the percentage of revenues generated in each reporting period to the total revenues expected over the weighted average estimated product life cycle.

Total amortization expense for intangible assets for the three months and nine months ended September 30, 2005 was $283,000 and $865,000, respectively, and for the three months and nine months ended September 30, 2004 was $367,000 and $590,000, respectively. Product software assets are reviewed for possible impairment at each balance sheet date as required by paragraph 10 of SFAS No. 86, and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value. Management believes that the intangible assets values are without impairment and reflect the fair value of the intangible assets as of September 30, 2005.

(7)	CONTINGENCIES

The Company warrants to the consumer who purchases its products that it will repair or replace, without charge, defective products within a specified time period, generally one year. The Company also has a return policy for its customers that allows them to return to the Company products returned to them by their customers. The Company provides full or partial credit based on when its customer last purchased these products. Consequently, the Company maintains a warranty reserve, which reflects historical warranty returns rates by product category multiplied by the most recent six months of unit sales and the unit cost of each model. A roll-forward of the warranty reserve is as follows (in thousands):

	Nine months ended Sept. 30, 2005 (Unaudited)	Year ended December 31, 2004 (Unaudited)
Accrued product warranty costs, beginning of period	$1,277	$1,524
Warranty provision	1,516	3,448
Warranty expenditures	(1,432)	(3,695)

Accrued product warranty costs, end of period	$1,361	$1,277

(8)	INVENTORY VALUATION RESERVES

The Company maintains a “liquidation” reserve representing the write-down of returned product from its customers to its net realizable value. Returned inventory is either sold to various liquidators or returned to vendors for partial credit against similar, new models. The decision to sell or return products to vendors depends upon the estimated future demand for the models. Judgments are made as to whether various models are to be liquidated or returned to the vendor, taking into consideration the liquidation prices expected to be received and the amount of the vendor credit. The amount of the reserve is determined by comparing the cost of each unit returned to the estimated amount to be realized upon each unit’s disposition, either from returning the unit to the vendor for partial credit towards the cost of new, similar product or liquidating the unit. This reserve can fluctuate significantly from quarter to quarter depending upon quantities of returned inventory on hand and the estimated liquidation price or vendor credit per unit. A roll-forward of the liquidation reserve is as follows (in thousands):

	Nine months ended Sept. 30, 2005 (Unaudited)	Year ended December 31, 2004 (Unaudited)
Liquidation reserve, beginning of period	$715	$1,108
Liquidation provision	2,974	3,083
Liquidation of models	(3,086)	(3,476)

Liquidation reserve, end of period	$603	$715

The Company maintains a “net realizable value” (“NRV”) reserve to write-down, as necessary, certain inventory not previously sold to customers, except for that covered by the liquidation reserve discussed above, below cost. The reserve includes models where it is determined that the NRV is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models are to be included in the reserve and the estimated net realizable value of such models. The estimated realizable value of each model is the per unit price that it is estimated to be received if the model was sold in the marketplace. This reserve will vary depending upon the specific models selected, the estimated NRV for each model and quantities of each model that are determined will be sold below cost from quarter to quarter. A roll-forward of the NRV reserve is as follows (in thousands):

	Nine months ended Sept. 30, 2005 (Unaudited)	Year ended December 31,2004 (Unaudited)
Net realizable value reserve, beginning of period	$506	$812
NRV provision	811	1,508
NRV write-offs	(960)	(1,814)

Net realizable value reserve, end of period	$357	$506

(9)	LOAN RECEIVABLE

On January 8, 2003, the Company entered into a loan agreement with Horizon, a California corporation and vendor to the Company, that was subsequently modified on February 6, 2003. The outstanding loan receivable balance as of September 30, 2005 was $2,615,000 including approximately $365,000 of accrued interest. Net of the loss attributable to the equity method of accounting, the loan receivable balance as of September 30, 2005 was $2,188,000. Horizon may borrow up to $2,000,000 per annum, at Cobra’s discretion, up to an aggregate amount of $6,000,000 at December 31, 2005. The loan accrues interest at a variable rate at a fixed margin above the prime rate. The loan amount provides that the interest will be added to the principal amount of the loan.

The loan receivable from Horizon is due and payable on December 31, 2005. Horizon has indicated to the Company that it is pursuing a transaction that would provide financing in an amount sufficient to repay all amounts due under the loan at maturity. Horizon’s obligation to repay all amounts due under the loan is secured by a security interest in substantially all of Horizon’s assets. In February 2005, an independent valuation specialist performed a valuation analysis of the value of the Company’s security interest in Horizon’s assets and concluded that the value of the Company’s security interest in Horizon’s assets was greater than the outstanding loan receivable amount at December 31, 2004. Although the royalty stream from the products developed by Horizon that was assumed for the purposes of this valuation has not materialized to date, the Company believes that the application of the underlying valuation methodology to revised assumptions would yield a similar conclusion as of September 30, 2005 and believes that the loan was not impaired as of such date.

Certain amounts of callable and non-callable warrants to purchase shares of common stock of Horizon are issued to the Company each time the Company makes loans to Horizon in excess of specified amounts. Based on Horizon’s financial performance, the Company has assigned no value to these warrants. Beginning with the first quarter of 2005, the Company adopted the equity method of accounting and adjusted prior period comparative financial statements to reflect its percentage share of Horizon’s net losses. If the Company had converted all of its exercisable warrants at September 30, 2005, into Horizon common stock its ownership percentage of Horizon’s outstanding common stock would be 31.6%. Accordingly, the Company recognized an estimated $42,000 pre-tax loss for its percentage share of Horizon’s estimated third quarter 2005 loss. The step by step accounting adjustment applied to the third quarter of 2004 resulted in the recognition of a $49,000 pre-tax loss for its percentage share of Horizon’s third quarter 2004 loss.

(10)	OTHER INCOME

The $9.3 million increase in other income for the nine month period ended September 30, 2005, as compared to the prior year period, resulted primarily from two significant events. During the first quarter of 2005, the Company recorded a $7.2 million gain (that is non-taxable, except for alternative minimum tax) for the payment of a death benefit from life insurance maintained by the Company to fund a deferred compensation program for a former president and chief executive officer. As of March 31, 2005, the Company recorded an $11.2 million life insurance receivable to account for the proceeds, which were received in April 2005 and recorded the corresponding reduction in the cash surrender value asset of $4.0 million for these policies. The Company maintains insurance policies on the lives of certain current and former senior executives to provide a funding mechanism to pay for retirement benefits under the Company’s deferred compensation plans and recoup the cost through death benefits. Also, during the first quarter of 2005, the Company recorded a $1.9 million gain from the sale of unimproved property located adjacent to its office and warehouse facility in Chicago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary

The Company had net earnings of $1,881,000, or $0.29 per diluted share, in the third quarter of 2005 compared to net earnings of $542,000, or $0.08 per diluted share, in the third quarter of 2004, representing an increase of 247 percent. The increased net earnings from 2004 were mainly due to the lower selling, general and administrative expenses and a lower effective tax rate. Net sales increased by $2.5 million, or 8.1 percent, to $33.5 million, from $31.0 million in the prior year’s quarter. This increase reflected improved sales in most product lines as compared to the prior year’s quarter. Gross margin decreased to 24.8 percent from 26.2 percent in the third quarter of 2004 due to the lower sales of higher margin mobile navigation products, as shipment of these products did not begin until the final weeks of the quarter due to production delays. Selling, general and administrative expenses decreased to $6.8 million, as compared to $7.3 million in the third quarter of 2004 and also declined as a percent of net sales to 20.2 percent from 23.6 percent in the third quarter of 2004. The decrease in selling, general and administrative expenses was driven primarily by capitalization of certain engineering expenses associated with the development of mobile navigation products in accordance with SFAS No. 86, as the Company expanded its internal capabilities and reduced its reliance on outside contractors. The Company also benefited from a lower effective tax rate in the third quarter of 2005 due to the non-taxable nature of life insurance proceeds recorded in the first quarter as a result of the death of the Company’s former president and chief executive officer and a research and development (“R & D”) tax credit representing ten years of R & D credits.

The Company anticipates improved performance in the fourth quarter of 2005 as compared to the fourth quarter of 2004. Sales are forecasted to increase and net earnings are anticipated to be greater than in the prior year’s fourth quarter as the Company continues to benefit from a low effective tax rate. The Company also forecasted that sales and net earnings for the year will exceed those of 2004.

Third Quarter 2005 vs. Third Quarter 2004

For the quarter ended September 30, 2005, the Company reported net earnings of $1,881,000, or $0.29 per diluted share, compared to net earnings of $542,000, or $0.08 per diluted share, in the third quarter of 2004, representing an increase of 247 percent. The higher net earnings was driven by an 8.1 percent increase in net sales as compared to the prior year, lower selling, general and administrative expenses as the Company capitalized certain engineering expenses and a lower effective tax rate due to the non-taxable nature of the life insurance proceeds recorded in the first quarter of this year as a result of the death of a former president and chief executive officer and a R & D tax credit representing ten years of R & D credits.

Net sales for the third quarter of 2005 increased $2.5 million to $33.5 million from net sales of $31.0 million in the third quarter of 2004. The strong increase reflected improved sales in nearly all of the Company’s domestic product lines. In particular, the Company’s sales of the two-way radio, detection, Citizens Band radio and ten meter product lines were substantially above the same quarter in the prior year. These higher sales were offset, in part, by a decline in mobile navigation sales due to production delays in the newest models, the NavOne 4000 and NavOne 4500, which did not begin shipping until the final two weeks of the quarter.

Gross margin decreased in the third quarter of 2005 to 24.8 percent from 26.2 percent, primarily due to lower sales of higher margin mobile navigation products resulting from production delays. Partially offsetting the decrease were favorable margins on international sales and the reversal of $43,000 in previously accrued funds from 2004 customer pricing programs, compared to a similar reversal of $80,000 from the prior year period.

Selling, general and administrative expenses decreased to $6.8 million, as compared to $7.3 million in the third quarter of 2004 and declined as a percent of net sales to 20.2 percent from 23.6 percent in the third quarter of 2004. The decrease in expenses was driven primarily by capitalization of certain engineering expenses (including expenses from the prior two quarters, not previously capitalized) associated with the development of mobile navigation products in accordance with SFAS No. 86, as the Company expanded its internal capabilities and reduced its reliance on outside contractors. Increased expenditures associated with the implementation and operation of the Company’s new computer systems and increased fees for outside professional and legal fees were offset by the Company’s effort to control variable selling expenses and reduce fixed sales and marketing expenses. In addition, variable selling expenses for the third quarter of 2005 included the reversal of $247,000 in accrued unused customer pricing programs mostly from 2004, compared to a similar reversal of $63,000 in 2004 from prior periods.

The net increase in other income of $83,000, as compared to the prior year period, included higher interest income.

For the third quarter of 2005, an income tax benefit of $250,000 was recorded compared to an income tax expense of $315,000 in the third quarter of 2004. This benefit resulted primarily from a R & D tax credit representing ten years of R & D credits.

Nine months ended September 30, 2005 vs. Nine months ended September 30, 2004

For the nine months ended September 30, 2005, the Company reported net earnings, after certain non-operating gains, of $8.3 million, or $1.26 per diluted share, compared to a net earnings of $449,000, or $0.07 per diluted share, in the same period in the prior year. The higher net earnings, as compared to 2004, resulted primarily from a $7.2 million gain related to life insurance proceeds and a $1.9 million gain on the sale of unimproved land.

Net sales for the nine months ended September 30, 2005 increased to $86.5 million from $78.9 million in the same period a year ago. The increase reflected improved sales in many of the Company’s product lines including the Company’s detection, Citizens Band radios, ten meter radios and international products. Sales in these product lines were significantly higher than the same period in the prior year. Detection sales benefited from the addition of a new customer, Radio Shack, while International sales were driven in part by the approval of higher-powered two-way radios in Canada in the third quarter of last year. Partially offsetting these positive results were significantly lower net sales in the domestic two-way radio market compared to the same period in the prior year, reflecting the declining trend of the two-way radio sales and related pricing pressures.

Gross margin decreased in the first nine months of 2005 to 24.4 percent, from 25.5 percent in the first nine months of 2004, primarily resulting from $615,000 of higher airfreight costs. In addition, the Company continued to support its customers’ efforts to reduce excess inventories of older mobile navigation products through customer programs to ensure that shelf space was available for new products shipping in September; these programs adversely impacted gross margin. Partially offsetting these increased costs were favorable margins on strong international sales and the reversal of $541,000 in previously accrued funds for customer pricing programs primarily from 2004, compared to a similar reversal of $320,000 in the same period in 2004 from prior periods.

Selling, general and administrative expenses increased to $20.8 million, as compared to $19.3 million in the prior year period, or, 24.1 percent of net sales compared to 24.5 in the prior year period. Increased variable selling expenses accounted for over 60% of the increase because of the 9.6% increase in net sales. The remaining increase was due to expenses associated with the new computer systems (ERP) and outside consulting costs in connection with the Company’s compliance program relating to the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, variable selling expenses include the reversal of $396,000 in accrued unused program funds primarily from 2004 as compared to a similar reversal of $560,000 in the same period in 2004 from prior periods.

The $9.3 million increase in other income in the first nine months of 2005, compared to the first nine months of 2004, resulted primarily from the two significant events which occurred in the first quarter of 2005. The first was a $7.2 million gain (that is non-taxable, except for alternative minimum tax) associated with the payment of a death benefit from life insurance maintained by the Company to fund a deferred compensation program for a former president and chief executive officer. The Company maintains insurance policies on the lives of certain current and former senior executives to provide a mechanism to pay retirement benefits under deferred compensation plans and recoup the cost through death benefits. The Company also realized a $1.9 million gain from the sale of unimproved property located adjacent to its office and warehouse facility in Chicago. Other income for the first nine months in 2005 also includes a $153,000 pre-tax loss, as compared to a $131,000 pre-tax loss for the first nine months of 2004, representing the Company’s pro-rated share of Horizon’s estimated loss accounted for under the equity method of accounting.

For the first nine months of 2005, income tax expense increased by $903,000. However, the effective tax rate decreased to 12.3% from 36.8% during the same period last year. The lower effective tax rate reflects the non-taxable effect of the gain on life insurance and a R & D tax credit representing ten years of R & D credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company is party to a revolving credit agreement for $45 million with three financial institutions, which extends until January 31, 2006. Borrowings and letters of credit issued under the agreement are secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. Loans outstanding under the credit agreement, as amended, bear interest, at the Company’s option, at 25 basis points below the prime rate or at LIBOR plus 175 basis points. The credit agreement specifies that the Company may not pay cash dividends and contains certain financial and other covenants, including a requirement that James R. Bazet continue to serve as CEO of the Company. As of September 30, 2005, the Company had no interest bearing debt outstanding and approximately $20.9 million available under this credit line based on asset advance formulas.

Net cash flows used in operating activities were $7.0 million during the first nine months of 2005. Significant net cash inflows from operations included a large reduction in accounts receivable of $5.3 million, resulting from high collections activity subsequent to the higher level of sales during the fourth quarter of 2004. Additional cash inflows resulted from an increase in accounts payable of $2.2 million and non-cash depreciation and amortization expense of $2.3 million. Offsetting these inflows was an increase in other current assets of $4.3 million, due principally to a vendor credit for repairable mobile navigation product returned to the vendor for a software upgrade, a decrease in accrued liabilities of $424,000, an increase in intangible assets of $2.6 million and an increase in inventory of $8.0 million. The increase in intangible assets was due primarily to capitalized ERP implementation costs and product software development costs.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2005 to fund its working capital needs.

Investing activities generated net cash of $11.3 million in the first nine months of 2005, due primarily to death benefit proceeds of $11.2 million received in April, proceeds from the sale of unimproved property located adjacent to the Company’s office and warehouse facility in Chicago of $2.0 million and capital expenditures of $1.5 million.

At September 30, 2005 and 2004, the Company had outstanding inventory purchase orders with suppliers totaling approximately $28.0 million and $20.1 million, respectively.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are discussed in the notes to the condensed consolidated financial statements. The application of certain of these policies requires significant judgments or a historical based estimation process that can affect the results of operations and financial position of the Company as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts ultimately differ from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.

Critical accounting policies generally consist of those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the Company are as follows:

Revenue Recognition: Revenue from the sale of goods is recognized at the time of shipment, except for revenue from sales of products to certain customers whose contractual terms specify FOB destination. Revenue from sales of products to these customers is recognized at the estimated time of receipt by the customer (estimated based on the average shipping time for all such customers), when title and risk of loss would pass to the customer. Obligations for sales returns and allowances and product warranties are recognized at the time of sale on an accrual basis as described below.

Sales Returns Reserve: The Company has a policy that allows its customers to return product that was returned to them by their customers. The reserve reflects the sales, cost of sales and gross profit impact of expected returns and related stock adjustments, as well as reduction in accounts receivable and increases in inventory for the amount of expected returns. The amount of the reserve is determined by multiplying the sales and cost of sales by product category for the current quarter by historical return rates adjusted for any known changes in key variables affecting these return rates. Thus, judgments must be made regarding whether current return rates will approximate anticipated return rates. This reserve will vary based on the changes in sales, gross margin and historical, as well as anticipated, return rates from quarter to quarter.

Warranty Reserve: The Company generally provides a one year consumer warranty for its products and also allows its customers to return product that has been returned by their customers. Consequently, the Company maintains a warranty reserve, which reflects historical return rates by product category multiplied by the most recent six months of unit sales and the unit standard cost of each model. The Company uses the most recent six months of unit sales in its estimate, as historical experience indicates that most returns will occur within six months of the Company’s original sale date. Therefore, judgments must be made based on historical return rates and how the returned product will be disposed of, either by liquidation or return to vendors for credit on new purchases. This reserve may vary based upon the level of sales and changes in historical return rates from quarter to quarter as well as estimated costs of disposal, either liquidation prices or the credit given by vendors.

Liquidation Reserve: The Company maintains a “liquidation” reserve representing the write-down of returned product from our customers to its net realizable value. Returned inventory is either sold to various liquidators or returned to vendors for partial credit against similar, new models; this decision depends upon the estimated future demand for the models. Judgments are made as to whether various models are to be liquidated or returned to the vendor, taking into consideration the liquidation prices expected to be received and the amount of vendor credit. The amount of the reserve is determined by comparing the cost of each unit returned to the estimated amount to be realized upon each unit’s disposition, either from returning the unit to the vendor for credit towards the cost of new, similar product or liquidating the unit. This reserve can fluctuate significantly from quarter to quarter depending upon quantities of returned inventory on hand and the estimated liquidation price or vendor credit per unit.

Net Realizable Value Reserve: The Company maintains a “net realizable value” (“NRV”) reserve to write-down, as necessary, certain inventory not previously sold to customers, except for that covered by the liquidation reserve discussed above, below cost. The reserve includes models where it is determined that net realizable value is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models are to be included in the reserve and the estimated net realizable value of such model (i.e., the per unit price that it is estimated can be received in the marketplace if the model was sold). This reserve will vary depending upon the specific models selected, the estimated net realizable value for each model and quantities of each model that are determined will be sold below cost from quarter to quarter.

Advertising and Sales Promotion Accrual: The advertising and sales promotion accrual reflects amounts provided to retailers and distributors for advertising and sales promotions. Customer programs, agreed to at the beginning of each year, are mainly variable programs dependent on sales and may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new promotional opportunities. Accruals are made monthly for each customer by multiplying the customer’s estimated program accrual percentage by the customer’s actual sales. Therefore, this accrual will vary quarter to quarter depending on a given quarter’s sales and the sales mix of customers. In addition, should a customer significantly exceed or fall short of its planned program sales, adjustments may need to be made to the customer’s estimated program accrual percentage due to certain minimum and/or maximum sales thresholds in such customer’s programs. Periodical adjustments may also be necessary for unused customer funds.

Deferred Compensation: Obligations under the deferred compensation plans (most of which are non-qualified defined benefit plans) and annual deferred compensation expense are determined by a number of assumptions. Key assumptions in the determination of obligations under the deferred compensation plans and annual deferred compensation expense include the discount rate and anticipated compensation for each individual covered by the plans, which in part is dependent upon the anticipated future profitability of the Company. The discount rate for 2004 and 2005 was 7%. The compensation increase assumptions are based on historical experience and anticipated future performance. As of September 30, 2005, the cash surrender value of the insurance policies in force for the current president and chief executive officer was $795,000.

Software related to products to be sold: The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell. Such costs are capitalized and deferred as intangible assets in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Such costs consist of expenditures incurred after technological feasibility of the software has been established and the development of a working model of the product and consist principally of coding and related costs. Such costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the life of the product life cycle.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America. See Note 1 to Cobra’s condensed consolidated financial statements included under Item 1, which is incorporated herein by reference, for a complete description of the Company’s significant accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections” (a replacement of APB Opinion No. 20 and SFAS No. 3) was issued. SFAS No. 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so. APB Opinion 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of change. SFAS No. 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application encouraged. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued (May 2005). SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. Accordingly, the Company will implement the provisions of this accounting pronouncement in the fiscal reporting period ending December 31, 2006. The Company expects no impact from this pronouncement.

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). SFAS No. 123R, as amended, is applicable for all fiscal years beginning after June 15, 2005. As a result the Company is required to implement SFAS No. 123R at the beginning of its next fiscal year, and accordingly, the Company will begin to reflect the adjustment to earnings for the impact of this accounting pronouncement in the interim reporting period ending March 31, 2006.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign exchange rates. The Company does not have any interest rate exposure at September 30, 2005, as there is no outstanding debt. Debt incurred is priced at interest rates that float with the market and therefore the fair value of the Company’s debt is not significantly affected by changes in market interest rates.

The Company’s suppliers are located in foreign countries, principally in Asia. In the third quarter of 2005, approximately 20.4% of the Company’s sales were outside the United States, principally in Europe and Canada, compared to 22.6% in the third quarter of 2004. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in U.S. dollars, except for some of the billings of its European business, which are conducted in Euros. The Company does not use derivative financial or commodity instruments for trading or speculative purposes; however, forward contracts are occasionally used for hedging some Euro denominated transactions for the Company’s European business. Please refer to Note 5 in the financial statements, included under Item 1, which is incorporated herein by reference. A 10% movement in the U.S. dollar/Euro exchange rate on the forward contracts outstanding at September 30, 2005 would result in approximately a $223,000 increase or decrease in the market value of the Company’s forward contracts held at September 30, 2005.

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

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of September 30, 2005.

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 5. Other Information

Michael Smith Employment Agreement: On November 10, 2005, Cobra Electronics Corporation (“Cobra”) entered into an employment agreement with Michael Smith, its Senior Vice President and Chief Financial Officer. The agreement is effective on January 1, 2006 and terminates on December 31, 2007. The agreement provides that Mr. Smith’s annual salary under the agreement shall be $262,500 for the first annual period and $272,500 for the second annual period. Mr. Smith will also receive an allowance for perquisites of not more than $10,000 annually. During the term of Mr. Smith’s agreement, he is entitled to an annual bonus equal to 35% of his base salary if certain agreed-upon criteria are satisfied. The agreement also provides for a one-time bonus of $10,000 payable in connection with the execution of the agreement.

If Mr. Smith’s employment is terminated by the Company for reasons other than cause or if he terminates his employment after (i) being removed as Chief Financial Officer or a Senior Vice-President of the Company, (ii) being demoted in title or responsibilities, (iii) his principal permanent office with the Company is relocated more than 50 miles, (iv) being prevented by the Chief Executive Officer or Board of Directors from exercising his responsibilities or (v) a material breach of his employment agreement by the Company that remains uncured for 60 days following his written notice to the Company, he will be entitled to receive an amount equal to his then current bi-weekly salary until 13 bi-weekly payments have been made or until the end of the employment period, whichever occurs later; and a pro-rated bonus. However, if a change of control occurs between January 1, 2006 and the date of such termination of employment, then the Company shall continue to make such bi-weekly payments until the Company has made 26 such payments or until the end of the employment period, whichever occurs later. The Company will provide a continuation of the then current medical and dental benefits made available to Mr. Smith and his family for as long as he is receiving salary payments. The Company will also provide specified outplacement benefits. The Company’s obligation to make severance payments would be reduced to the extent Mr. Smith receives compensation from other entities during the severance payment period.

The agreement also provides that Mr. Smith shall be entitled to participate in Cobra’s Deferred Compensation Plan for Select Executives.

Item 6. Exhibits

a	)	Exhibit 10.1 Employment Agreement, dated November 10, 2005, between Cobra Electronics Corporation and Michael Smith

b	)	Exhibit 31.1 Rule 13a-14(a)/15(d) - 14(a) Certification of the Chief Executive Officer

c	)	Exhibit 31.2 Rule 13a-14(a)/15(d) - 14(a) Certification of the Chief Financial Officer

d	)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer

e	)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/S/ MICHAEL SMITH
Michael Smith
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer)

Dated: November 14, 2005

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.1	Employment Agreement, dated November 10, 2005, between Cobra Electronics Corporation and Michael Smith

31.1	Rule 13a – 14(a)/15d - 14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d - 14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.