Form 10-K
period 2005-12-31
COBRA ELECTRONICS CORP
filed 2006-03-31
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-511

COBRA ELECTRONICS CORPORATION

(Exact name of Registrant as specified in its Charter)

DELAWARE	36-2479991
(State of incorporation)	(I.R.S. Employer Identification No.)

6500 WEST CORTLAND STREET
CHICAGO, ILLINOIS	60707
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (773) 889-8870

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.33 1/3 Per Share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐        NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐        NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒        NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐                    Accelerated Filer  ☐                    Non-Accelerated Filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐        NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2005, was $46,144,875.

The number of shares of Registrant’s Common Stock outstanding as of March 3, 2006 was 6,489,247.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 9, 2006, are incorporated by reference into Part III of this Report.

PART I

Item 1.  Business

General

Cobra Electronics Corporation (the “Company” or “Cobra”), incorporated in Delaware in 1961, is a public company traded on The NASDAQ Stock Market under the symbol “COBR”. The Company is a leading manufacturer of two-way mobile communications products in the United States, Canada and Europe, holding the number one or strong number two position in each of its longstanding product lines and targeting a similar position for businesses recently entered into, namely portable mobile navigation systems, marine VHF radios and marine chartplotters. The Company has a 40-year track record of innovation and the development of award-winning products and is an industry leader in developing technology applications that serve consumers’ needs. Management believes that the Company’s future success depends upon its ability to predict and respond in a timely and effective manner to changes in the markets it serves. Product performance, reliability, price, availability and service are the main competitive factors. The Company’s sales are dependent upon timely introduction of new products, which incorporate new features desired by consumers, at competitive prices. Cobra is the number one brand in Citizens Band radios and radar detectors and a strong number two in the worldwide General Mobile Radio Service (GMRS) two-way radio category.

Cobra introduced a line of hand-held GPS devices for recreational use and a line of marine radios and power inverters in 2003 and entered the mobile navigation market with the introduction of its “Plug and Go” mobile navigation devices in 2004. During 2005, Cobra launched the first fully integrated portable navigation device, NAV ONE ™ 4500, with real-time traffic. In late 2005, Cobra launched lithium ion GMRS two-way radios with up to a 17 mile range and a line of marine chartplotters, expanding its product line to target the recreational boater.

Recent Developments

Innovation remains the hallmark of Cobra’s success, as demonstrated by just a few of its recent product introductions and other recent developments.

Cobra announced a national roll-out of marine products for recreational boaters in February 2005. The new line of entry-level VHF radios includes all United States, Canadian and International VHF channels, water resistance and 10 built-in NOAA channels with 24-hour access to local weather information. Handheld radios are bundled with accessories that consumers typically purchase separately. These bundled accessories include a drop-in charger with both AC and DC adapters and rechargeable batteries. Cobra’s 2005 product line also includes a fixed mount VHF transceiver with 2-inch channel numbers on the LCD, a speaker/microphone with volume and channel controls and an instant 9/16 button to provide an emergency contact or to contact another vessel. In late 2005, Cobra added two chartplotters to its marine line, featuring large, easy to read screens and advanced coastal and inland chart features.

The latest addition to Cobra’s Citizen Band radio line, the 19DX IV, was announced at the Mid-America Trucking Show (“MATS”) on March 31, 2005. The 19DX IV featured a new compact design, a fully functional illuminated LCD display, 40-channels, RF gain control and the instant 9/19 channel.

Cobra introduced in September 2005 the NAV ONE 4500, the first mobile navigation device that featured fully-integrated real-time traffic information, providing users with up-to-the minute information on traffic incidents, congestion and construction zones across the country. The NAV ONE 4000 is a traffic-ready mobile navigation unit at an attractive price-point to the consumer. The NAV ONE 4500 is a Consumer Electronics Association Innovations 2006 Design and Engineering Showcase honoree.

Cobra is introducing two new marine chartplotters, the MC 600Ci and MC 600Cx, in early 2006. The features of the MC 600 series include: embedded aerial photographs of marina and harbor entrances, dynamic arrows to indicate direction and speed of tidal currents, 3D mapping, analog style speedometer, customizable data bases, anchor drag, and arrival and off-course alarms.

Cobra introduced its new line of ultra-compact lithium ion powered GMRS two-way radios in December 2005. The LI 6000-2 WX with a range of 17 miles and the LI 3900-2DX VP with a range of 14 miles easily fit into a pocket. Lithium ion batteries provide increased power and range and a longer battery life.

In January 2006, the Company introduced two new digital radar/laser detectors that feature the industry’s first color LED displays and incorporate proprietary technology to significantly improve detection range. The XRS9930 and XRS9830 include the Extreme Bright DataGrafix™ color display that features alert screens, and useful icons such as car battery voltage, signal strength and an eight-point digital compass. Both models utilize Cobra’s Xtreme Range Superheterodyne® technology with proprietary circuitry for extra detection range and best advance warning and an industry leading 12 bands. The color display allows users to customize the display to match the color of their car’s instrumentation panel.

Suppliers

One of the Company’s fundamental strengths is its product sourcing ability. Substantially all of the Company’s products are manufactured to its specifications and engineering designs by a number of suppliers, primarily in China, Hong Kong, Philippines and Italy. The Company maintains control over the design and production quality of its products through its wholly-owned subsidiary in Hong Kong which seeks out new suppliers, monitors technological changes, performs source inspection of key suppliers, provides selected engineering services and expedites shipments from suppliers.

Over a period of years, the Company has developed a network of suppliers for its products. To maintain flexibility in product sourcing, all of the Company’s contracts with its suppliers can be terminated by the Company “at will.” While it is the Company’s goal to maintain strong relationships with its current suppliers, management believes that, if necessary, alternate suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends upon the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, under certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company. The Company negotiates substantially all of its purchases in U.S. dollars to protect itself from currency fluctuations. Assets located outside of the United States, principally Company-owned tooling at suppliers, had a net book value of $2.2 million at December 31, 2005.

Research and product development expenditures, as well as non-capitalized engineering costs, are expensed as incurred and amounted to $1.8 million in 2005, $2.4 million in 2004 and $2.0 million in 2003. In 2005, certain engineering costs associated with the development of mobile navigation products have been capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86.

Products

The Company operates only in the consumer electronics industry. Principal products include:

•	microTALK GMRS, PMR two-way radios;

•	9 Band™, 10 Band™, 11 Band™ and and 12 Band™ radar detectors with exclusive Strobe Alert™ technology;

•	Citizens Band radios, including those with exclusive SoundTracker® and NightWatch™ technologies;

•	HighGear™ accessories;

•	GPS hand-held receivers;

•	Marine VHF radios and chartplotters; and

•	NAV ONE™ mobile navigation devices.

In the United States, the Company competes primarily with various manufacturers and distributors of consumer electronics products, principally on the basis of product features and price, and expects the market for its products to remain highly competitive. The Company also markets its products in over 30 countries through distributors.

Two-Way Radios

In 1997, the Company entered the two-way radio market and in the fall of 1998 began selling its new microTALK line. The Company has attained a strong number two market position in the domestic GMRS two-way radio market. The Company estimates that the domestic market for GMRS two-way radios in factory net sales in 2005 was approximately $170 million compared to $190 million in 2004, based in part on Consumer Electronics Association (“CEA”) data.

GMRS two-way radios operate on UHF FM frequencies, which allow for an extremely small hand-held radio and exceptionally clear sound that penetrates through buildings and other obstacles. Unlike cellular phones, these radios require no monthly fee and provide coverage even in the most remote areas. Because of their range—up to seventeen miles (for certain 2006 GMRS models, which require a license)—and exceptionally clear sound quality, the radios enable families and friends to easily keep in touch in many situations where they typically get separated and are out of earshot, such as in shopping malls, amusement parks and ski resorts. GMRS two-way radios also provide parents with an easy way to maintain contact with children when they are outside playing. Another key to Cobra’s success in the GMRS market has been its emphasis on value packs, which include battery chargers, rechargeable batteries and other accessories along with the radios.

The Company’s microTALK two-way radios have innovative features, including incoming call alert that lets one user “ring” another user and talk confirmation tones that subtly let users know when the other party is done talking. Certain models even have a patented VibrAlert® feature that works like a silent vibrating pager, which makes it perfect for situations where noiseless operation is important or where a ring alert cannot be easily heard. Also, certain models incorporate a ten-channel NOAA all-hazards alert radio, which warns of weather, chemical and other civilian emergencies.

In 1999, the Company launched its European line of microTALK PMR radios in the United Kingdom, France, Spain, Germany, Sweden and Finland, and now holds a leading share in the European market. In 2000, as part of its European strategy to be closer to its customers, the Company formed an Irish subsidiary, Cobra Electronics Europe Limited, which is headquartered in Dublin, Ireland. As of December 31, 2005, the Company had 20 distributors serving approximately 29 countries in Europe.

In the second quarter of 2000, Cobra began selling its microTALK FRS radios in Canada, which approved the technology in March 2000, and now holds the number one share of this market. Additionally, the Canadian government approved the sale of GMRS radios in 2004. Cobra holds the number one share of this market as well. Lithium ion powered two-way radios that fit into a pocket featuring a range up to 17 miles were unveiled in December 2005 for all GMRS geographic markets.

Detection

Cobra is the number one brand in the domestic market for integrated radar/laser detectors. In factory net sales, the Company estimates that the U.S. market for integrated radar/laser detectors was approximately $64 million in 2005, the same size as in 2004 (based in part on CEA data). Cobra commands the number one market share by offering innovative products with the latest technology.

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

In late 1999, the Company introduced the world’s first, and then, only line of 9 Band radar detection systems. This line provided detection of two laser systems, Ultra Lyte and ProLaser. In addition, this line was the first to incorporate the exclusive Strobe Alert feature. This technology alerts drivers to the presence of high-speed emergency vehicles equipped with strobe transmitters to control traffic signals. In 2000, the Company introduced the world’s first 10 Band radar detection system, which features a high-speed RISC processor and offers 10 bands of protection, including Cobra’s patented Safety Alert warning system and exclusive Strobe Alert detection. Unlike competing radar detection systems, 10 Band radar detectors enable motorists to detect eight speed-monitoring systems and distinguish between four types of laser systems on the road today, including LTI 20/20, Ultra Lyte, ProLaser and ProLaser III. In 2001, Cobra introduced the world’s first radar detector incorporating a 10-channel weather radio.

In 2002, the Company introduced the innovative SmartMute feature that is standard on Cobra’s 10 Band and 11 Band radar/laser detectors. An enhanced SmartMute feature called Intellimute™ was introduced in 2004. This technology automatically mutes unwanted audible alerts below a driver-set speed, based on engine revolutions per minute.

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

In January 2006, Cobra announced digital radar detectors with the industry’s first color LED displays, improved detection range and a strong advance warning and an industry leading 12 bands.

Citizens Band Radios

Cobra is the leading brand in the domestic Citizens Band radio market, which the Company estimates to have been approximately $38 million in factory net sales (based on Industrial Marketing Research (“IMR”) data) in 2005, the same size as in 2004 (based on IMR data). Approximately 90 percent of this market is for mobile Citizens Band radios, most of which are purchased by professional truck drivers. The remaining part of the domestic market is for hand-held Citizens Band radios used for sport and recreational activities.

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

In 1999, the Company introduced a new line of Citizens Band radios featuring an adjustable illuminated front panel. The NightWatch line enhanced drivers’ safety by making it dramatically easier for them to see and adjust their Citizens Band radio controls at night. The vast majority of the nine million mobile Citizens Band radios used by professional truck drivers today are not illuminated despite the fact that these drivers spend a significant amount of time driving at night. In the first quarter of 2005, Cobra announced the 19DX IV model, featuring a compact design illuminated LCD display, 40 channels, RF gain control and an instant 9/19 channel.

High Gear Accessories

In 2000, Cobra started its HighGear accessories division to develop and market high quality Citizens Band radio microphones and external speakers.

Hand-Held GPS

In 2003, Cobra introduced a new line of hand-held GPS models incorporating the industry’s first truly user-friendly features, which addressed what has traditionally been the primary barrier to consumer acceptance. The Company estimates that the domestic market for hand-held GPS receivers in factory net sales in 2005 was $425 million and approximately $375 million in 2004 (based on data from Allied Business and Frost & Sullivan).

Marine Products

In the fourth quarter of 2003, Cobra introduced its first marine electronics. The new product line is distinguished by premium features and industry firsts focused on usability and safety. The marine product line consists of fixed and hand-held dual power marine VHF transceivers, as well as marine power inverters. The new line of marine products was rolled out in February 2005.

Marine chartplotters, the MC 600 series, featuring embedded aerial photographs of marina and harbor entrances, 3D mapping, dynamic arrows to indicate direction and speed of tidal currents and arrival and off-course alarms, will be available at marine retailers in early 2006.

Mobile Navigation

The Company introduced the NAV ONE 3000 at the 2004 International Consumer Electronics Show where it won two 2004 International CES Innovations Awards from the Consumer Electronics Association for its innovative features. The NAV ONE 3000 began selling in the third quarter of 2004, and marked a milestone for the Company, as it made the leap from selling hardware to selling technology. The Company estimates that the domestic market for mobile navigation in factory net sales during 2005 was approximately $400 million compared to $280 million in 2004 (based on data from Frost & Sullivan).

In September 2005, the Company introduced the NAV ONE 4500 which incorporated real-time traffic updates. The NAV ONE 4500 offers up-to-the minute information on traffic incidents, congestion and construction to help drivers avoid traffic jams. The NAV ONE 4000, a “traffic-ready” companion unit to the NAV ONE 4500, provides many of the features of the NAV ONE 4500 including the a five-inch high-resolution touchscreen and more than 7.6 million points of interest at an attractive price point to the consumer.

The Company believes that patents and other intellectual property are of a material importance for mobile navigation and hand-held GPS products. This is not the case for the Company’s other products. However, when the Company develops a unique technology (such as VibrAlert™ vibrating technology for two-way radios), patents are applied for to preserve exclusivity, wherever possible. The Company has entered into agreements with various providers and/or developers of intellectual property used in connection with its GPS products, including Horizon Navigation, Inc.(“Horizon”), AtBrain Corporation and C-MAP Italy S.p.A. The Company has negotiated agreements with these parties that management believes protects the Company’s rights to the underlying intellectual property. The Company’s microTALK GMRS two-way radios, 9 Band, 10 Band, and 11 Band detectors with exclusive Strobe Alert technology, SoundTracker and NightWatch Citizens Band radios,

HighGear accessories, GPS receivers, marine products and mobile navigation devices are marketed under the Cobra brand name. The Company has registered the Cobra trademark in the U.S., most European countries and various other jurisdictions. The Company believes that the Cobra trademark, which is indefinitely renewable by the Company, is a significant factor in the successful marketing of its products.

Competition

Major competitors of the Company are Garmin, Tom Tom and Magellan (Mobile Navigation and GPS receivers); Motorola, Audiovox and Uniden (GMRS); Whistler and Escort/Beltronics (Detection); Uniden, Midland and Radio Shack (Citizens Band radios); and Icom, Uniden and Standard Radio (Marine products).

Sales & Distribution

Demand for consumer electronics products is somewhat seasonal and varies according to channel of distribution. Historically, sales in the last half of the year are significantly greater than in the first half, reflecting increasing purchases by retailers for various promotional activities that begin mainly in the third quarter and culminate with the holiday selling season. Also, because mass retail accounts make up an increasing portion of the Company’s business, the Company has experienced a shift in orders from the third quarter to the fourth quarter when the mass retailers normally begin their load-in for the holiday selling season. In 2006, the Company will expect to continue developing new customers in the marine/outdoor channel that will over time reduce the fourth quarter seasonality, as sales in the marine/outdoor channel tend to peak in the first and second quarters.

Cobra products are distributed through a strong, well-established network of nearly 300 retailers and distributors located primarily in the United States, representing nearly 40,000 storefronts where Cobra products can be purchased. Approximately 70 percent of the Company’s sales are made directly to retailers, such as mass marketers, consumer electronics specialty stores, large department store-chains, warehouse clubs, office supply chains, television home-shopping, direct-response merchandisers, home centers and specialty stores. Most of the remaining sales are through two-step wholesale distributors that carry Cobra products to fill orders for travel centers, truck stops, small department stores, appliance dealers, duty-free shops on cruise lines and for export. Cobra’s primary sales force is composed of independent sales representatives who work on a straight commission basis. The sales representatives do not sell competing products of other companies. In both Canada and Europe, the Company utilizes distributors, which sell primarily to retailers.

Customers which exceeded 10 percent of net sales in any one year are as follows: In 2005, sales to Wal-Mart were 17.1 percent. In 2004, sales to Wal-Mart and Best Buy were 17.7 percent and 14.2 percent of net sales, respectively. In 2003, sales to Wal-Mart and Best Buy were 22.3 percent and 13.0 percent of net sales, respectively.

International sales, primarily in Canada and Europe, were $18.0 million, $18.2 million and $14.4 million in 2005, 2004 and 2003, respectively. For additional financial information about geographic areas, see Note 11 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Company’s return policies and payment terms are similar to those of other companies serving the consumer electronics market. The Company’s products generally must be shipped within a short time after an order is received and, as a result, order backlog is not significant.

Employees

As of December 31, 2005, the Company employed 136 persons in the U.S. and 15 persons in its international operations. None of the Company’s employees is a member of a union.

Beginning in 2005, the Company devoted more internal resources to mobile navigation product development, by adding increased in-house engineering capabilities, and significantly reduced its reliance on third-party contractors to build a stronger proprietary position in the rapidly growing mobile navigation market. These expenses will continue to increase as resources are added to support the growth of the mobile navigation business.

Available Information

The Company’s website address is “www.cobra.com”. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Exchange Act are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). We include our website address in this annual report on Form 10-K only as an inactive textual reference and do not intend it to be an active lead to our website.

Item 1A.  Risk Factors

This section identifies certain risks and uncertainties that Cobra faces. If Cobra is unable to appropriately address these and other circumstances that could have a negative effect on its business, Cobra’s business may suffer. Negative events may decrease Cobra’s revenues, increase Cobra’s costs, negatively affect Cobra’s financial results and decrease Cobra’s financial strength, thereby, causing Cobra’s stock to decline.

Our business, financial condition or results of operation could be adversely affected by our inability to enhance existing products or introduce new products to meet consumer preferences, including timely introductions as new consumer technologies are introduced.

Management believes that the Company’s future success depends upon its ability to predict and respond in a timely and effective manner to changes in the market it serves. Consequently, we strive to introduce distinctive new products that anticipate changing consumer demands and capitalize upon emerging technologies. If we fail to introduce, or suffer delays in introducing new products, misinterpret consumer preferences or fail to respond to changes in the marketplace, consumer demand for our products could decrease and our brand image could suffer. In addition, our competitors may introduce new designs or technologies, undermining our products’ desirability. If any of the foregoing occurs, our business, financial condition or results of operations could be materially harmed.

Failure to maintain relationships with our key customers and failure by our key customers to purchase expected quantities of our products could have an adverse effect on our business.

Our products are distributed through a network of nearly 300 retailers and distributors located primarily in the United States. The Company’s success is dependent upon our ability to retain an existing base of customers to sell the Company’s products. Loss of customers means loss of product placement and, consequently, a reduction in sales volume.

Certain of the Company’s customers account for a large portion of the Company’s net sales. For instance, in 2005, sales to Wal-Mart were 17.1 percent of net sales. We anticipate that Wal-Mart will continue to account for a significant portion of our net sales in the foreseeable future.

Our customers are not obligated by any firm, long-term purchase commitments for our products. As a result, customers may cancel purchase commitments or reduce or delay orders on relatively short notice. The loss of sales to, or a material delay in orders from, our key customers could materially harm our business, financial condition and results of operations.

If we are unable to obtain sufficient amounts of high quality products on a timely basis, we may not be able to meet our customers’ needs and may suffer reduced sales.

Substantially all of our products are manufactured by third party manufacturers located outside of the United States, primarily in China, Hong Kong, the Philippines and Italy. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of products from more than one third party manufacturer. While we purchase most of our products from a number of third party manufacturers, our business, financial condition or results of operations could be adversely affected if any of our principal third party manufacturers experience production problems, lack of capacity or transportation disruptions. In addition, certain of our third party manufacturers serve other customers, a number of which have greater production requirements than we do. As a result, our third party manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate services for us on short notice. The extent to which changes in third party manufacturers would have an adverse effect on the Company’s business depends upon the timing of the changes, the product or products that the third party manufacturers produce and the volume of production.

Our dependence on third party manufacturers for products subjects us to the risk of supplier failure and customer dissatisfaction with the quality or performance of such products. Quality or performance failures by our third party manufacturers or changes in their financial or business condition which affect their production could disrupt our ability to supply quality products to our customers and thereby materially harm our business.

Shortages of components and materials may disrupt the supply of our products.

The inability of our third party manufacturers to obtain sufficient quantities of components and other materials used in our products could disrupt the supply of our products or increase our costs. Materials and components for some of our products may not be available in sufficient quantities to satisfy our needs as a result of supply shortages. Supply interruptions relating to our products could result in lost sales opportunities which may harm our business, financial condition and results of operation.

We rely on retailers and third party distributors to sell our products.

We offer our products through a network of nearly 300 retailers and distributors located primarily in the United States. Certain of our distributors market products that compete with our products. The loss, termination or failure of one or more of our distributors to effectively promote our products could affect the Company’s ability to bring its products to market and could reduce our sales. Changes in the financial or business condition of these distributors and retailers could also affect the level of their purchases of our products which could materially harm our business, financial condition and results of operation.

We compete with a large number of companies in the consumer electronics business, and if we are unable to compete effectively, our business, financial condition and results of operations may be materially affected.

We encounter strong competition from a number of companies in the consumer electronics business. Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial resources than we do. Competition is based principally on the introduction of new products and pricing. Our competitors may have greater resources and operating and financial flexibility to introduce new products and withstand changes in pricing. To compete for sales, we may have to lower our prices or increase our investment in development of new technologies, which could reduce our gross margin and adversely affect our business, financial condition and results of operations. We cannot assure you that we will continue to compete effectively against existing and new competitors that may enter our markets.

Any downturn in the global economic and market conditions could negatively impact our business, financial condition and results of operations.

The consumer electronics products that we sell are generally discretionary purchases for consumers. Consumer spending is affected by many factors, including consumer confidence levels, interest rates, tax rates, employment levels and prospects and other general economic conditions. Periods of economic slowdown or recession in the United States or worldwide economies, or the public’s perception that these may occur, would likely decrease the demand for our products and adversely affect our sales. In addition, deteriorating or weak economic conditions, or the forecast or perception of the same, may trigger changes in inventory levels at our retail customers, including a reduction in product offerings and out of stock situations, which may adversely affect our results of operations.

International markets expose us to political and economic risks in foreign countries, as well as to risks relating to currency values and import/export policies.

Substantially all of our products are manufactured to our specifications and engineering designs by suppliers located primarily in China, Hong Kong, the Philippines and Italy. In addition, international sales, primarily in Canada and Europe, represent a significant portion of our total sales. Our international activities pose risks not faced by companies that limit themselves to the United States market. These risks include:

•	changes in foreign currency exchange rates;

•	exchange controls;

•	changes in a specific country’s or region’s political or economic conditions;

•	issues affecting health and safety in specific countries or regions;

•	tariffs, quotas, trade barriers, other trade protection measures in the United States or foreign countries and import or export licensing requirements;

•	increased shipping costs, disruptions in shipping or reduced availability of freight transportation;

•	difficulties in enforcing remedies in foreign jurisdictions and compliance with applicable foreign laws;

•	potentially negative consequences from changes in tax laws; and

•	different regulatory structures and unexpected changes in regulatory requirements.

Our revenues and purchases are predominately in U.S. dollars; however, we collect a portion of our revenue in other currencies, principally euros. As we expand our sales in international markets, our customers may increasingly make payments in other currencies. We take measures to hedge foreign currency fluctuations; however, we may not be able to fully hedge against the risks of such fluctuations and future exchange rate fluctuations could materially affect our operating results.

We are subject to various governmental regulations that could adversely affect our business.

Our operations are subject to various federal, state and local regulatory requirements, including those relating to environmental, health and safety matters. We could become subject to liabilities as a result of a failure to comply with applicable laws and could incur substantial costs to comply with existing or new more stringent regulations. In addition, the use of our products is also governed by a variety of federal, state and local regulations, including the regulations of the Federal Communications Commission, and changes in such regulations may affect demand for our products.

If we are unable to enforce or defend our rights with respect to intellectual property, our business may be adversely affected.

We believe that the Cobra trademark is a key factor in our success in marketing our products. Our trademark protection with respect to the Cobra trademark in the United States could be subject to challenge in some product areas. In addition, we may not be able to obtain trademark protection for the Cobra trademark in each country in which we sell our products. If we are unable to use the Cobra trademark with respect to some of our products or in some markets our results of operations could be adversely affected.

We license patents for use in certain of our products, particularly navigation products. If the patents upon which we are relying are challenged, or third parties claim that our products infringe upon the intellectual property rights of others, we may incur significant costs to defend our intellectual property rights and may not ultimately be successful. If any of our products are determined to have infringed upon the intellectual property rights of others we may face substantial damages as well as injunctive relief which could effectively block our ability to market these products in the United States and abroad. Such a judgment could materially harm our business.

Our profitability and financial condition depends on our ability to collect on amounts due from our customers.

We have significant accounts receivable due from our customers. It is not uncommon for a customer to suspend payments of amounts due if the customer experiences operational difficulties. A customer experiencing severe operational difficulties may file for bankruptcy. In these cases, we may be unable to collect on that customer’s outstanding accounts receivable balance. The failure of our customers to pay amounts due to us could negatively affect our financial condition and results of operations.

Our secured credit facility contains restrictive covenants and our failure to comply with those restrictions could result in a default, which could have a material adverse effect on our business.

Our secured credit facility is our principal source of available liquidity, other than cash generated by operations. The credit facility contains a number of significant restrictions that limit our ability to, among other things, do the following:

•	incur additional indebtedness;

•	make capital expenditures and other investments;

•	grant liens on assets; or

•	merge, consolidate or dispose of our assets.

Our secured credit facility also requires that we comply with certain financial covenants. A breach of the covenants contained in the credit facility could result in any outstanding indebtedness under the credit facility becoming immediately due and payable and in our inability to borrow additional funds under the credit facility, either of which could adversely affect our business.

Sales of our products are subject to seasonal variations and, as a result, our quarterly operating results may fluctuate and may not be a reliable indicator of future performance.

Because mass retail accounts make up an increasing portion of our business, we have experienced a shift in orders from the third quarter to the fourth quarter when mass retailers normally begin purchasing for the holiday selling season. Consequently, you should not rely on our results of operations during any particular quarter as an indication of our results for a full year or any other quarter. In addition, if investors inaccurately estimate our results of operations in one or more future quarters and our operating results fall below expectations, our stock price may decline.

The price of our common stock may be subject to sudden decreases due to the potential volatility of the price of our common stock.

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors. The market price of our common stock is dependent upon, but not limited to:

•	press releases or publicity relating to us or our competitors or relating to trends in the consumer electronics industry;

•	changes in the legal or regulatory environment affecting our business;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	the operating and stock performance of other companies that investors may deem comparable;

•	developments affecting us, our customers or our suppliers; and

•	general domestic or international economic, market and political conditions.

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent our stockholders from selling their common stock at or above the price at which they purchased it. In addition, the stock markets from time to time experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. In the past, some stockholders have brought securities class action lawsuits against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation, regardless of whether we are ultimately successful, could result in substantial costs and divert management’s attention and resources.

The loss of key members of our management and technical team may adversely affect our business.

Our success depends on the performance of our key management, sales, technical and other critical personnel and our ability to continue to attract, motivate and retain management and highly qualified key personnel. Failure to do so could disrupt our operations, adversely affect our customer relationships and impair our ability to successfully implement and complete Company initiatives. The loss of any services of any key management or technical personnel could make it more difficult for us to successfully pursue our business goals. In addition, we may not be as successful as our competitors at recruiting, assimilating and retaining key personnel.

Our performance depends on favorable relations with our employees and our ability to attract and retain them. Any deterioration of those relations, increase in labor costs or inability to attract and retain employees could adversely affect our business.

Any significant deterioration in employee relations, increases in labor costs or shortages of labor at any of our facilities could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2005, none of our employees were covered by collective bargaining agreements. A slowdown or work stoppage at one of our facilities that lasts for a significant period of time could cause us to lose sales and incur increased costs and could adversely affect our ability to meet customers’ needs.

Our business could be adversely affected by a disruption to our Chicago, Illinois facility’s operations.

Our Chicago, Illinois facility accounts for approximately 91.5 percent of the total space utilized by the Company. Therefore, any disruption to our operations at this facility could adversely impact our performance and impair our ability to deliver products and services to our customers on a timely basis. Our operations at the Chicago, Illinois facility could be disrupted in the event of:

•	damage to, or inoperability of, its warehouse;

•	a hardware or software error, failure or crash;

•	a power or telecommunications failure; or

•	fire, flood or other natural disaster.

Any disruption could damage our reputation and cause customers to cease purchasing products from us. We could be subject to claims or litigation with respect to these losses. Our property and business interruption insurance may not adequately compensate us for all losses we may incur.

Damage to or disruptions in the operations of our computer infrastructure and software systems could harm our business.

The unavailability of any of our information management systems for any significant period of time could have a material adverse effect on our operations. In particular, our ability to deliver products to our customers when needed, collect our receivables and manage inventory levels successfully largely depends on the efficient operation of our computer hardware and software systems. All information management systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war and telecommunication failures. There also may be system or network disruptions if new or upgraded business management systems are defective or are not installed properly. Any system failure or security breach could negatively impact our business and results of operations. In addition, we may incur additional costs to remedy the damages caused by these system failures or security breaches.

Our internal controls over financial reporting may not be considered effective, which could result in possible regulatory sanctions and a decline in our stock price.

Beginning with our fiscal year ended December 31, 2007 (or December 31, 2006 if we meet the criteria for accelerated filer status in 2006), Section 404 of the Sarbanes-Oxley Act of 2002 requires us to furnish annually a report on our internal controls over financial reporting, beginning with that Annual Report on Form 10-K. The internal control report must contain an assessment by our management of the effectiveness of our internal control over financial reporting (including the disclosure of any material weakness) and a statement that our independent auditors have attested to and reported on management’s evaluation of such internal controls. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order for management to evaluate our internal controls, we must regularly review and document our internal control processes and procedures and test such controls. Ultimately, we or our independent auditors could conclude that our internal control over financial reporting may not be effective if, among others things:

•	any material weakness in our internal controls over financial reporting exist; or

•	we fail to remediate assessed deficiencies

Due to the number of controls to be examined, the complexity of the project, and the subjectivity involved in determining the effectiveness of controls, we cannot be certain that, in the future, all of our controls will be considered effective by management or, if considered effective by our management, that our auditors will agree with such assessment.

If, as required by the Sarbanes-Oxley Act of 2002, we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation, we could be subject to regulatory sanctions or lose investor confidence in the accuracy and completeness of our financial reports, either of which could have an adverse effect on the market price for our common stock.

Item 1B.  Unresolved Staff Comments

Not applicable.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2005.

Item 4A.  Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name, Age and Present Position	Has Held Present Position Since	Prior Business Experience in Past Five Years
James R. Bazet, 58, President and Chief Executive Officer*	Jan. 1998

Carl Korn, 84, Chairman*	Nov. 1961

Anthony Mirabelli, 64, Senior Vice President, Marketing and Sales	Feb. 1997

Michael Smith, 52, Senior Vice President and Chief Financial Officer	Jan. 2001	Managing Director-Corporate Finance, Mesirow Financial, Inc., 1997-2001.

Gerald M. Laures, 58, Vice President-Finance and Corporate Secretary	Mar. 1994

*	Is also a director.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on The NASDAQ Stock Market under the symbol COBR. As of March 3, 2006, the Company had approximately 692 shareholders of record and approximately 1,950 shareholders for whom securities firms acted as nominees. The Company’s common stock is the only class of equity securities outstanding.

In February 2006, the Company and its lenders entered into an amendment to its credit agreement permitting the Company to pay limited cash dividends. On February 22, 2006, the Board of Directors declared an annual cash dividend of $0.16 per share payable on April 28, 2006 to shareholders of record on April 14, 2006.

STOCK PRICE DATA

	STOCK PRICE RANGE
	2005		2004		2003
Quarter	High	Low	High	Low	High	Low
First	$8.130	$7.010	$11.540	$7.400	$7.200	$5.840
Second	9.850	7.000	9.250	8.110	7.100	5.950
Third	9.500	6.810	8.920	6.020	7.340	5.760
Fourth	15.000	7.120	9.250	7.020	7.560	6.250
Year	15.000	6.810	11.540	6.020	7.560	5.760

Note: Data compiled from The NASDAQ Stock Market Monthly Summary of Activity Reports.

Item 6.  Selected Financial Data

The following table sets forth the Company’s financial data for each of the past five years. You should read this information together with the Consolidated Financial Statements and Notes to those statements included in Item 8 of this Annual Report on Form 10-K and the information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

FIVE-YEAR FINANCIAL SUMMARY

Years Ended December 31	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Operating Data:
Net sales	$133,084	$122,877	$114,811	$135,840	$150,031
Gross profit	34,135	32,225	30,655	34,277	38,989
Selling, general and administrative expense	30,614	28,337	27,515	31,074	28,404
Expenses for the terminated Lowrance acquisition	—	—	—	—	1,402
Operating income	3,521	3,888	3,140	3,203	9,183
Other income (expense)—net	10,062	(11)	3	(137)	(904)
Tax provision	1,599	1,496	1,302	1,346	3,594
Net earnings	11,984	2,381	1,841	1,720	4,685

Net earnings per share:
Basic	1.86	0.37	0.29	0.27	0.75
Diluted	1.81	0.36	0.28	0.26	0.73

As of December 31:
Total assets	92,922	82,494	76,233	74,782	89,592
Long-term debt	—	—	—	—	15,378
Shareholders’ equity	72,252	60,127	57,701	55,879	53,972
Book value per share	$11.13	$9.33	$8.99	$8.70	$8.56
Shares outstanding	6,489	6,445	6,420	6,420	6,303

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Net sales increased 8.3% to $133.1 million for the year ended December 31, 2005 compared to $122.9 million in 2004 as a result of strong performance in the Company’s Detection and Citizens Band radio products. Gross margin decreased to 25.6% from 26.2% in 2004 primarily due to lower net pricing on older mobile navigation models because of the introduction of the new NAV ONE 4500 and NAV ONE 4000. Selling, general and administrative expenses increased $2.3 million, or 8.0%, but were down slightly as a percentage of net sales, 23.0% compared to 23.1% in 2004. The increase reflected increased selling expenses because of higher sales as well as increases in expenses associated with the Company’s new enterprise resource planning (“ERP”) system, incentive compensation costs and professional fees, including legal, tax and Sarbanes-Oxley Section 404 consulting. Partly offsetting these increases was the capitalization of certain engineering expenses for mobile navigation software development in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” as the Company has devoted internal resources to product development and reduced its reliance on third-party contractors to build a stronger proprietary position in the market for mobile navigation products.

Other income increased $10.1 million in 2005 due to gains from non-recurring events including a $7.2 million gain associated with payment of a death benefit from life insurance maintained by the Company to fund a deferred compensation plan for Jerry Kalov, the Company’s former president and chief executive officer, and a $1.9 million gain from the sale of unimproved property located adjacent to the Company’s office and warehouse facility in Chicago.

Net earnings in 2005 were $12 million, or $1.81 per diluted share, compared to $2.4 million, or $0.36 per diluted share, for 2004. Income tax expense was approximately the same for 2005 and 2004 because the effective tax rate for 2005 was substantially lower than for 2004 due to the non-taxable effect of the gain on life insurance proceeds and R&D tax credit.

The declining trend in the two-way radio market is expected to stabilize somewhat in 2006 as industry unit sales and average retail selling prices stabilize. The Company anticipates that any revenue decrease in two-way radio sales will be more than offset by increased sales of Detection and its newer products—Mobile Navigation, Ten Meter radio, Marine radios and chartplotters.

Results of Operations

2005 Compared to 2004

The $10.2 million increase in net sales from $122.9 million to $133.1 million, resulted primarily from higher sales in Detection and Citizens Band radios. Detection sales benefited from the addition in 2005 of two major new radar customers, Radio Shack and Sears, as well as strong sales to two of the Company’s largest existing radar customers, Best Buy and Wal-Mart. The increase in sales of Citizen Band radios was due to strong sales to distributors driven by increased promotional activities by distributors with their customers. Ten Meter radios, a new product line in 2005, also contributed to the overall sales increase in 2005. Offsetting these increases in part were lower unit sales of two-way radios, mainly because of a major customer’s declining two-way business, and handheld GPS models as the Company was discontinuing this line at this time.

Gross margin decreased to 25.6% from 26.2% in 2004 primarily due to lower net pricing on older mobile navigation models because of the introduction of the new NAV ONE 4500 and NAV ONE 4000 that have significant new features. Also contributing to the gross margin decline were lower margins on the sale of radar detectors to several customers which require minimal program dollars for advertising and sales promotion activities, thus offsetting the lower margin with lower variable selling expenses. Partially offsetting these margin declines were gains on foreign exchange contracts for the sale of euros and the purchase of U.S. dollars that totaled $501,000 as well as a $724,000 reduction in cost of sales from the termination of the development agreement with Horizon Navigation, Inc. (“Horizon”). In connection with the termination of this agreement, the Company had previously identified alternative technology platforms for its mobile navigation products. To compensate the Company for the loss of the Horizon platform for future products, Horizon refunded to Cobra certain development fees previously paid and released Cobra from the obligation to pay royalties on remaining sales of products using the Horizon platform. After recognizing the impact of the termination of the development and license agreement on the intangible assets associated with the Horizon platform, the net benefit was recorded as a reduction of cost of sales from the Horizon settlement.

Selling, general and administrative expenses increased $2.3 million, or 8.0%, and declined slightly as a percentage of net sales, 23.0% in 2005 compared to 23.1% in 2004. The increase reflected increased selling expenses because of higher sales as well as increases in expenses associated with the Company’s new ERP system, which was placed in service on January 1, 2005, and a $727,000 increase in professional fees, primarily associated with Sarbanes-Oxley Section 404 consulting, domestic and international trademark legal work and tax work related to the research and development tax credits. Partially offsetting these increases was a decrease in R&D expense.

Expenses associated with the new ERP system amounted to $775,000 in 2005 and were primarily related to help desk support consulting, hardware and software hosting, software maintenance and amortization of software and implementation costs. In 2004, expenses related to the Company’s new ERP system amounted to approximately $290,000 and included consulting and temporary help, travel, meals and training. It is expected that the costs related to the ERP system incurred in 2005 will continue into 2006 and then moderate in subsequent periods.

R&D expense decreased in 2005 by $601,000. The decrease was due to the capitalization in 2005 of certain engineering expenses for mobile navigation software development in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” as the Company has devoted more internal resources to mobile navigation product development and significantly reducing its reliance on third-party contractors in order to build a stronger proprietary position in the rapidly growing market for mobile navigation products. It is expected that these expenses will continue to increase as resources are added to support the Company’s anticipated growth of its mobile navigation business.

Interest expense of $89,000 for 2005 was $21,000 less than for 2004, due to lower average debt outstanding during 2005.

The $10.1 million increase in other income in 2005, compared to 2004, resulted primarily from the two significant events, which occurred in the first quarter of 2005. The first was a $7.2 million gain (that is non-taxable, except for alternative minimum tax) associated with the payment of a death benefit from life insurance maintained by the Company to fund a deferred compensation plan for Jerry Kalov, the Company’s former president and chief executive officer. The Company maintains insurance policies on the lives of certain current and former senior executives to provide a mechanism to pay retirement benefits under its deferred compensation plans and recoup the cost through death benefits. The Company also realized a $1.9 million gain from the sale of unimproved property located adjacent to its office and warehouse facility in Chicago. Also contributing to the increase was a gain of $299,000 on a lump-sum payment in settlement of the deferred compensation obligation to the estate of Mr. Kalov.

For 2005, income tax expense increased by $103,000 while the effective tax rate decreased to 11.8% from 38.6% in 2004. The lower effective tax rate was due to the non-taxable effect of the gain on life insurance proceeds and a R&D tax credit representing eleven prior years of credit.

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

Gross margin decreased from 26.7% to 26.2% driven primarily by sales early in the year of certain end-of-life inventory and $614,000 of increased amortization expense on intangible assets in the fourth quarter of 2004, associated with a change in estimated economic useful life for certain handheld GPS models. These sales were partially offset by a favorable impact from a stronger euro in 2004.

Selling, general and administrative expenses increased by $822,000 or 3.0%, but declined as a percentage of net sales from 24.0% to 23.1%, reflecting increased R&D expenses for new products, expenses related to the Company’s new ERP system and higher deferred compensation expense, partially offset by lower bad debt expenses and a reserve reduction.

R&D expense was higher by $434,000, which reflected headcount additions for new product development, both in the U.S. and Hong Kong. The Company anticipates that R&D costs will continue to increase as resources are acquired to support the anticipated growth of the Company’s navigation and marine products. Expenses related to the Company’s new ERP system amounted to approximately $290,000 and included consulting and temporary help, travel, meals and training. The $245,000 increase in deferred compensation expense was due to additional years of service for the Company’s president and chief executive officer, who entered into a new five-year contract in 2004.

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

The credit agreement was also amended on February 18, 2004 to extend the term of the agreement to January 31, 2006, address certain covenant violations that would otherwise have occurred, reduce the cost of the credit facility by reducing its size to $45 million and reducing the applicable interest rates, and modify the earnings requirements for each calendar quarter through January 31, 2006. As of September 30, 2004, the Company obtained a waiver letter to cover an increase in the permitted capital expenditures for the year 2004.

On May 12, 2005 the credit agreement was again amended to address certain covenant violations then existing as of March 31, 2005 and decrease the minimum EBIT required for any single quarter and for any twelve-month period ending on June 30, 2005, September 30, 2005 and December 31, 2005. The credit agreement was also amended on November 15, 2005, to increase the capital expenditure limitation set forth in the Credit Agreement to $6,500,000 for the year ended December 31, 2005, amend the definition of “EBIT” to exclude the affect of certain items and extend the term of the Credit Agreement from January 31, 2006 to January 31, 2007. On February 22, 2006, the credit agreement was further amended to allow the Company to pay dividends and distributions on its stock and increase the aggregate amount the Company may use for repurchases of its stock during any calendar year, including any dividends and distributions that the Company may pay on its stock.

Loans outstanding under the credit agreement, as amended, bear interest, at the Company’s option, at 25 basis points below the prime rate or at LIBOR plus 175 basis points. The credit agreement contains certain financial and other covenants, including a requirement that James R. Bazet continue as CEO of the Company. At December 31, 2005, the Company had no interest bearing debt outstanding and approximately $29.8 million available under this credit line based on asset advance formulas.

Net cash flows used for operating activities were $5.3 million for the year ended December 31, 2005. Operating cash flows were provided by net earnings of $12.0 million, depreciation and amortization of $4.8 million and an increase in accounts payable and accrued liabilities of $1.1 million. The above inflows were partially offset by a $7.2 million gain associated with the payment of a death benefit from life insurance maintained by the Company to fund a deferred compensation plan for Jerry Kalov, the Company’s former president and chief executive officer, a $1.9 million gain on the sale of unimproved property located adjacent to the Company’s office and warehouse facility in Chicago, an increase in other current assets of $4.1 million, an increase in intangible assets of $2.3 million, an increase in inventories of $2.4 million and an increase in receivables of $1.6 million. The increase in other current assets was mainly due to a $2.2 million increase in the products returned to vendors for credit against similar, new models, as well as increases in the loan receivable from Horizon and prepaid assets. Intangible assets increased because of costs incurred for the ERP system and for product software development in connection with the Company’s development of mobile navigation products. Costs for mobile navigation product software development are expected to continue in 2006 and beyond. Additionally, the amortization of these product software assets is also expected to increase in future years.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2006 to fund its working capital needs.

Net cash provided by investing activities amounted to $9.2 million in 2005, principally because of $11.2 million of cash from life insurance proceeds (from a death benefit from life insurance maintained by the Company to fund a deferred compensation plan for Jerry Kalov, the Company’s former president and chief executive officer) and $2.0 million of proceeds from the sale of unimproved property located adjacent to its office and warehouse facility in Chicago. These amounts were offset in part by expenditures of $2.0 million for the purchase of tooling and equipment and implementation costs of $1.8 million on the Company’s ERP system.

Net cash provided by financing activities amounted to $306,000 and resulted from transactions related to the exercise of stock options.

On February 22, 2006, the Company’s Board of Directors approved an annual cash dividend of $0.16 per share payable on April 28, 2006 to shareholders of record on April 14, 2006. The annual dividend payment for 2006 will approximate $1.0 million.

The Company believes that for the foreseeable future, it will be able to continue to fund its operations and the payment of the annual cash dividend with cash generated from operations using existing or similar future bank credit agreements to fund its seasonal working capital needs.

Total outstanding commitments at December 31, 2005 were as follows: (in thousands)

	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Capital lease (a)	$234	$72	$144	$18	$—
Operating leases	1,269	310	341	105	513
Purchase obligations	32,286	32,286	—	—	—
Letters of credit	3,637	3,637	—	—	—
Deferred compensation (a)	5,095	33	171	1,185	3,706

Total	$42,521	$36,338	$656	$1,308	$4,219

(a)	included in Consolidated Balance Sheets on page 24-25.

The Company does not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, standby repurchase obligations or other commercial commitments.

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

Critical accounting policies generally consist of those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions. The accounting policies and estimates that may have a significant impact upon the operating results, financial position and footnote disclosures of the Company are as follows:

Revenue Recognition.    Revenue from the sale of goods is recognized at the time of shipment, except for revenue from sales of products to certain customers whose contractual terms specify FOB destination. Revenue from sales of products to these customers is recognized at the estimated time of receipt by the customer (estimated based on the average shipping time for all such customers), when title and risk of loss would pass to the customer. Obligations for sales returns and allowances and product warranties are recognized at the time of sale on an accrual basis as described below.

Sales Returns Reserve.    The Company has a policy that allows its customers to return product that was returned to them by their customers. The reserve reflects the sales, cost of sales and gross profit impact of expected returns and related stock adjustments, as well as reduction in accounts receivable and increases in inventory for the amount of expected returns. The amount of the reserve is determined by multiplying the sales and cost of sales by product category for the current quarter by historical return rates adjusted for any known changes in key variables affecting these return rates. Thus, judgments must be made regarding whether current return rates will approximate anticipated return rates. This reserve will vary based on the changes in sales, gross margin and historical, as well as anticipated, return rates from quarter to quarter.

Warranty Reserve.    The Company generally provides a one year consumer warranty for its products and also allows its customers to return product that has been returned by their customers. Consequently, the Company maintains a warranty reserve, which reflects historical return rates by product category multiplied by the most recent six months of unit sales and the unit standard cost of each model. The Company uses the most recent six months of unit sales in its estimate, as historical experience indicates that most returns will occur within six months of the Company’s original sale date. Therefore, judgments must be made based on historical return rates and how the returned product will be disposed of, either by liquidation or return to vendors for credit on new purchases. This reserve may vary based upon the level of sales and changes in historical return rates from quarter to quarter as well as estimated costs of disposal, either liquidation prices or the credit given by vendors.

Liquidation Reserve.    The Company maintains a liquidation reserve representing the write-down of returned product from our customers to its net realizable value. Returned inventory is either sold to various liquidators or returned to vendors for partial credit against similar, new models; this decision depends upon the estimated future demand for the models. Judgments are made as to whether various models are to be liquidated or returned to the vendor, taking into consideration the liquidation prices expected to be received and the amount of vendor credit. The amount of the reserve is determined by comparing the cost of each unit returned to the estimated amount to be realized upon each unit’s disposition, either from returning the unit to the vendor for credit towards the cost of new, similar product or liquidating the unit. This reserve can fluctuate significantly from quarter to quarter depending upon quantities of returned inventory on hand and the estimated liquidation price or vendor credit per unit.

Net Realizable Value Reserve.    The Company maintains a net realizable value reserve to write-down, as necessary, certain inventory not previously sold to customers, except for inventory covered by the liquidation reserve discussed above, below cost. The reserve includes models where it is determined that net realizable value is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models are to be included in the reserve and the estimated net realizable value of such model (i.e., the per unit price that it is estimated can be received in the marketplace if the model was sold). This reserve will vary depending upon the specific models selected, the estimated net realizable value for each model and quantities of each model that are determined will be sold below cost from quarter to quarter.

Advertising and Sales Promotion Accrual.    The advertising and sales promotion accrual reflects amounts provided to retailers and distributors for advertising and sales promotions. Customer programs, generally agreed to at the beginning of each year, are mainly variable programs dependent on sales and may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new promotional opportunities. Accruals are made monthly for each customer by multiplying the customer’s estimated program accrual percentage by the customer’s actual sales. Therefore, this accrual will vary quarter to quarter depending on a given quarter’s sales and the sales mix of customers. In addition, should a customer significantly exceed or fall short of its planned program sales, negotiate changes to the term of the existing programs or add new ones, adjustments may need to be made to the customer’s estimated program accrual percentage due to certain minimum and/or maximum sales thresholds in such customer’s programs. Periodic adjustments may also be necessary for unused customer funds.

Deferred Compensation.    Obligations under the deferred compensation plans (most of which are non-qualified defined benefit plans) and annual deferred compensation expense are determined by a number of assumptions. Key assumptions in the determination of obligations under the deferred compensation plans and annual deferred compensation expense include the discount rate and anticipated compensation for each individual covered by the plans, which in part is dependent upon the anticipated future profitability of the Company. The discount rate for 2005 and 2004 was 7 percent. The compensation increase assumptions are based on historical experience and anticipated future performance. The Company maintains life insurance policies for certain current and former executives to provide funding for future obligations. As of December 31, 2005, the cash surrender value of the insurance policies in force for the Company’s president and chief executive officer was $808,000.

Software Related to Products to be Sold.    The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell. Such costs are capitalized and deferred as intangible assets in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Such costs consist of expenditures incurred after technological feasibility of the software has been established and a working model of the product developed and consist principally of coding and related costs. Such costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the estimated product life cycle. In 2005, certain engineering costs associated with the development of mobile navigation products were capitalized in accordance with SFAS No. 86, as Cobra expanded its internal capabilities and reduced its reliance on outside contractors. Software related intangible assets are periodically reviewed for possible impairment as required by paragraph 10 of SFAS No. 86 and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying value is reduced to the estimated fair value.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States. See Note 1 to Cobra’s consolidated financial statements included under Item 8 of the Annual Report on Form 10-K, which is incorporated herein by reference, for more information with respect to the Company’s significant accounting policies.

New Accounting Pronouncements

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections” (a replacement of APB Opinion No. 20 and SFAS No. 3) was issued. SFAS No. 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so. APB Opinion 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of change. SFAS No. 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application encouraged. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued (May 2005). SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. Accordingly, the Company will implement the provisions of this accounting pronouncement in the fiscal reporting period ending December 31, 2006. The Company does not expect SFAS No. 154 to have any impact on its financial statements.

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123 (revised 2004), “Share-Based Payment” (Statement No. 123R). SFAS No. 123R, as amended, is applicable for all fiscal years beginning after June 15, 2005. As a result the Company is required to implement SFAS No. 123R at the beginning of its next fiscal year, and accordingly, the Company will begin to reflect the adjustment to earnings for the impact of this accounting pronouncement in the interim reporting period ending March 31, 2006. The Company does not expect the adoption of SFAS 123R to have a material effect on the financial statements.

FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” with an effective date of November 10, 2005 provides an elective alternative transition method. The Company has one year from the date of the initial adoption of SFAS No. 123R or November 10, 2005 to evaluate the available transition alternatives and make its on-time election. The transition method prescribed by SFAS 123R should be followed until the alternative method FSP is elected.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign exchange rates. The Company does not have any interest rate exposure at December 31, 2005, as it does not have any outstanding debt. Debt incurred under our credit agreement is priced at interest rates that float with the market and therefore the fair value of the Company’s debt is not significantly affected by changes in market interest rates.

The Company’s suppliers are located in China, Hong Kong, the Philippines and Italy. In 2005, approximately 13.5% of the Company’s sales were outside the United States, principally in Europe and Canada, compared to 14.8% in 2004. The Company minimizes the foreign currency exchange rate risk associated with relationships outside of the United States by conducting all of its transactions in U.S. dollars, except for some billings of its European business, which are conducted in euros. The Company does not use derivative financial or commodity instruments for trading or speculative purposes, however, forward contracts are occasionally used for hedging a portion of the Company’s European business’ euro denominated transactions. Please refer to Note 4 in the financial statements, included under Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference, for further information on the Company’s financial instruments and derivatives. A 10% movement in the U.S. dollar/euro exchange rate on the forward contracts outstanding at December 31, 2005 would result in approximately a $226,000 annual increase or decrease in cost of sales and cash flows.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found at Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the SEC, press releases, or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, liquidity, plans for acquisitions or sales of assets or businesses, plans relating to products or services, assessments of materiality, expansion into international markets, growth trends in the consumer electronics business, technological and market developments in the consumer electronics business, the availability of new consumer electronics products and predictions of future events, as well as assumptions relating to these statements. In addition, when used in this report, the words “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report or in other Company filings, press releases, or otherwise. Factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas:

•	global economic and market conditions, including continuation of or changes in the current economic environment;

•	ability of the Company to introduce new products to meet consumer needs, including timely introductions as new consumer technologies are introduced, and customer and consumer acceptance of these new product introductions;

•	pressure for the Company to reduce prices for older products as newer technologies are introduced;

•	significant competition in the consumer electronics business, including introduction of new products and changes in pricing;

•	factors related to foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation, and health and safety concerns, and effects of fluctuation in exchange rates);

•	ability of the Company to maintain adequate financing, to bear the interest cost of such financing and to remain in compliance with financing covenants;

•	changes in law; and

•	other risk factors, which may be detailed from time to time in the Company’s SEC filings.

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

Item 8.  Financial Statements and Supplementary Data

Financial statements and quarterly financial data are included in this Annual Report on Form 10-K, as indicated in the index on page 46.

CONSOLIDATED STATEMENTS OF EARNINGS

Cobra Electronics Corporation

Years Ended December 31	2005	2004	2003
	(in thousands, except per share amounts)
Net sales	$133,084	$122,877	$114,811
Cost of sales	98,949	90,652	84,156

Gross profit	34,135	32,225	30,655

Selling, general and administrative expense	30,614	28,337	27,515

Operating income	3,521	3,888	3,140

Other income (expense):
Life insurance proceeds	7,244	—	—
Gain on sale of land	1,916	—	—
Other income (expense), net	902	(11)	3

Income before income taxes	13,583	3,877	3,143
Tax provision	1,599	1,496	1,302

Net earnings	$11,984	$2,381	$1,841

Net earnings per common share:
Basic	$1.86	$0.37	$0.29
Diluted	$1.81	$0.36	$0.28

Weighted average shares outstanding:
Basic	6,448	6,439	6,420
Diluted	6,609	6,603	6,495

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

Cobra Electronics Corporation

At December 31	2005	2004
	(in thousands)
ASSETS
Current assets:
Cash	$6,704	$2,600
Receivables, less allowances for claims and doubtful accounts of $275 in 2005 and $270 in 2004	28,710	27,181
Inventories, primarily finished goods	21,837	19,551
Deferred income taxes	5,237	5,209
Loan receivable	3,374	2,465
Other current assets	5,614	3,487

Total current assets	71,476	60,493

Property, plant and equipment, at cost:
Buildings and improvements	5,398	4,939
Tooling and equipment	17,612	16,318

	23,010	21,257
Accumulated depreciation	(16,342)	(14,792)
Land	230	330

Net property, plant and equipment	6,898	6,795

Other assets:
Cash surrender value of officers’ life insurance policies	3,672	7,024
Intangible assets	10,084	8,182
Other assets	792	—

Total other assets	14,548	15,206

Total assets	$92,922	$82,494

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS (cont.)

Cobra Electronics Corporation

At December 31	2005	2004
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,292	$4,785
Accrued salaries and commissions	1,315	1,074
Accrued advertising and sales promotion costs	2,935	2,470
Accrued product warranty costs	1,618	1,277
Accrued income taxes	646	1,896
Other accrued liabilities	1,725	1,696

Total current liabilities	13,531	13,198
Non-current liabilities:
Deferred compensation	5,062	5,564
Deferred income taxes	1,691	3,206
Other long term liabilities	386	399

Total non-current liabilities	7,139	9,169

Total liabilities	20,670	22,367

Shareholders’ equity:
Preferred stock, $1 par value, shares authorized-1,000,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized, 7,039,100 issued for 2005 and 2004	2,345	2,345
Paid-in capital	19,761	19,650
Retained earnings	54,255	42,271
Accumulated comprehensive loss	(251)	(17)

	76,110	64,249
Treasury stock, at cost (549,853 shares for 2005 and 594,285 shares for 2004)	(3,458)	(3,722)
Officer’s note receivable	(400)	(400)

Total shareholders’ equity	72,252	60,127

Total liabilities and shareholders’ equity	$92,922	$82,494

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cobra Electronics Corporation

Years Ended December 31	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net earnings	$11,984	$2,381	$1,841
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	4,844	3,369	2,732
Gain on cash surrender value (CSV) of life insurance	(319)	(203)	(306)
Tax benefit from stock options exercised	69	78	—
Deferred income taxes	(1,543)	(574)	1,450
(Gain) loss on sale of fixed assets	(1,925)	91	2
Gain on ex-officer’s life insurance	(7,244)	—	—
Net benefit of Horizon agreement	(724)	—	—
Gain on deferred compensation payout	(299)	—	—
Changes in assets and liabilities:
Receivables	(1,632)	(4,687)	2,463
Inventories	(2,407)	1,176	312
Other current assets	(4,117)	(355)	77
Intangible assets	(2,273)	(2,818)	(2,408)
Accounts payable	543	1,693	(1,251)
Accrued income taxes	(543)	1,739	(441)
Accrued liabilities	527	(297)	173
Deferred compensation	(204)	1,009	771
Other long term liabilities	(13)	264	135

Net cash flows (used in) provided by operating activities	(5,276)	2,866	5,550

Cash flows from investing activities:
Capital expenditures	(1,970)	(2,043)	(1,500)
Proceeds on sale of land	2,015	—	—
Implementation of ERP system	(1,791)	(1,808)	—
Premiums on CSV life insurance	(288)	(257)	(292)
Proceeds on ex-officer’s life insurance	11,204	—	—
Loan receivable	—	(740)	(1,725)

Net cash flows provided by (used in) investing activities	9,170	(4,848)	(3,517)

Cash flows from financing activities:
Transactions related to exercise of stock options, net	306	—	—

Net cash flows provided by financing activities	306	—	—

Effect of exchange rate changes on cash and cash equivalents	(96)	(154)	(126)

Net increase (decrease) in cash	4,104	(2,136)	1,907
Cash at beginning of year	2,600	4,736	2,829

Cash at end of year	$6,704	$2,600	$4,736

Supplemental disclosure of cash flow information:

	2005	2004	2003
Cash paid during the year for:
Interest	$89	$110	$162
Income taxes, net of refunds	$4,556	$364	$530

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Cobra Electronics Corporation

Three Years Ended December 31, 2005	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accum Comp Inc(Loss)	Officer’s Loan Rec	Total
	(dollars in thousands)
Balance—January 1, 2003	$2,345	$19,772	$38,049	$(3,922)	$35	$(400)	$55,879
Comprehensive Income:
Net earnings	—	—	1,841	—	—	—	1,841
Accumulated other comprehensive income—foreign currency translation adjustment	—	—	—	—	(19)	—	(19)

Total comprehensive income							1,822
Transactions related to exercise of options, net	—	—	—	—	—	—	—
Tax benefit from stock options exercised	—	—	—	—	—	—	—

Balance—December 31, 2003	$2,345	$19,772	$39,890	$(3,922)	$16	$(400)	$57,701
Comprehensive Income:
Net earnings	—	—	2,381	—	—	—	2,381
Accumulated other comprehensive income(loss)—foreign currency translation adjustment	—	—	—	—	(33)	—	(33)

Total comprehensive income							2,348
Transactions related to exercise of options, net	—	(200)	—	200	—	—	—
Tax benefit from stock options exercised	—	78	—	—	—	—	78

Balance—December 31, 2004	$2,345	$19,650	$42,271	$(3,722)	$(17)	$(400)	$60,127
Comprehensive Income:
Net earnings	—	—	11,984	—	—	—	11,984
Accumulated other comprehensive income(loss)—foreign currency translation adjustment	—	—	—	—	(234)	—	(234)

Total comprehensive income							11,750
Transactions related to exercise of options, net	—	42	—	264	—	—	306
Tax benefit from stock options exercised	—	69	—	—	—	—	69

Balance—December 31, 2005	$2,345	$19,761	$54,255	$(3,458)	$(251)	$(400)	$72,252

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cobra Electronics Corporation

Years ended December 31, 2005, 2004 and 2003

(1)  Summary of Significant Accounting Policies

Business—The Company designs and markets consumer electronics products, which it sells primarily under the Cobra brand name principally in the United States, Canada and Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong, the Philippines and Italy. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Translation of Foreign Currency—Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions and the related tax effects are reflected in net earnings. The resulting translation adjustments are included in stockholders’ equity as accumulated comprehensive income.

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

Accounts Receivable—The majority of the Company’s accounts receivable are due from retailers and two-step distributors. Credit is extended based on an evaluation of a customer’s financial condition, including the availability of credit insurance, and, generally, collateral is not required. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for claims and doubtful accounts.

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

Advertising and Sales Promotion Expenses—These costs reflect amounts provided to retailers and distributors for advertising and sales promotions and are expensed as incurred. Customer programs, generally agreed to at the beginning of each year, are mainly variable programs dependent on sales and special promotional events and may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new, or changes to existing, promotional programs. Advertising and sales promotion expenses for the years ended December 31, 2005, 2004 and 2003 totaled $6.1 million, $5.9 million and $5.7 million, respectively.

Comprehensive Income (Loss)—The Company reports comprehensive income under the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income includes net earnings and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the years ended December 31, 2005, 2004 and 2003, other comprehensive income includes only one component, which is the change in the foreign currency translation adjustment.

Concentration of Credit Risk—The Company has a broad customer base doing business in all regions of the United States as well as other areas in North America and Europe. The Company maintained credit insurance covering over 6% of its outstanding accounts receivable balance at December 31, 2005 and 48% of its customer base for 2004. This expense is included in selling, general and administrative expense in the Consolidated Statements of Earnings.

The Company places temporary cash investments with institutions of high credit quality. At December 31, 2005 and 2004, the Company had approximately $6.7 million and $2.6 million, respectively, on deposit with such financial institutions, of which $6.6 million and $2.5 million, respectively, were in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of this concentration. Consequently, no significant concentration of credit risk is considered to exist.

Depreciation—Depreciation of buildings, improvements, tooling and equipment is computed using the straight-line method over the following estimated useful lives. Depreciation expense totaled $1.8 million for 2005, $2.1 million for 2004, and $2.3 million for 2003.

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

Loan Receivable—On January 8, 2003, the Company entered into a loan agreement with Horizon Navigation, Inc. (“Horizon”) a California corporation and vendor to the Company, that was subsequently modified on February 6, 2003. Horizon was permitted to borrow up to $2,000,000 per annum, at Cobra’s discretion, up to an aggregate amount of $6,000,000 at December 31, 2005. The loan accrued interest at a variable rate at a fixed margin above the prime rate. The loan amount provides that the interest will be added to the principal amount of the loan. The principal amount of the loan and all accrued interest were paid in full at maturity as of January 3, 2006.

In connection with the repayment of the loan, Cobra and Horizon agreed to terminate their development and license agreement. As part of the agreement, Horizon refunded a portion of previously paid development fees and released Cobra from the obligation to pay royalties on the sale of products using the Horizon Navigation platform. The termination of the Horizon Navigation agreement resulted in a net benefit of $724,000 that was recorded as a reduction to cost of sales.

Certain amounts of callable and non-callable warrants to purchase shares of common stock of Horizon were issued to the Company each time the Company made a loan to Horizon in excess of specified amounts. Based on Horizon’s financial performance, the Company assigned no value to these warrants. During the first nine months of 2005, the Company adopted the equity method of accounting to recognize its pro-rata share of Horizon’s pre-tax losses. The termination of the Horizon Navigation agreement and the repayment in full of the loan from Cobra resulted in a gain as losses previously recognized under the equity method of accounting were offset.

Research, Engineering and Product Development Expenditures—Research and product development expenditures, as well as the non-capitalized engineering costs, are expensed as incurred and amounted to $1.8 million in 2005, $2.4 million in 2004 and $2.0 million in 2003. In 2005, certain engineering costs associated with the development of mobile navigation products were capitalized in accordance with SFAS No. 86.

Shipping & Handling—Shipping and handling costs are included in cost of goods sold, and the amounts invoiced to customers relating to shipping and handling are included in net sales.

Software Related to Products Sold—The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell, mainly Mobile Navigation products. Such costs are capitalized and deferred as intangible assets in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Such costs consist of expenditures incurred after technological feasibility of the software has been established and a working model of the product developed and consist principally of coding and related costs. Such costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the estimated product life cycle. In 2005, certain engineering costs associated with the development of Mobile Navigation products were capitalized in accordance with SFAS No. 86, as Cobra expanded its internal capabilities and reduced its reliance on outside contractors. Software related intangible assets are reviewed at each balance sheet date for possible impairment as required by paragraph 10 of SFAS No. 86, and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value.

ERP System Costs—The Company capitalizes certain costs associated with ERP software developed or obtained for internal use in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use ERP software. Capitalized costs are classified as intangible assets. Costs associated with preliminary project activities and training are expensed as incurred. Capitalized costs related to ERP software developed or obtained for internal use are amortized over a seven year period on a straight-line basis when the relevant ERP software is placed in service. Capitalized costs are classified as intangible assets.

Stock Options—The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized as options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Had compensation cost been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires measuring compensation cost at the fair value of the options granted, the Company’s net earnings and net earnings per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31
	2005	2004	2003
Net earnings, as reported	$11,984	$2,381	$1,841
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(68)	(90)	(153)

Pro forma net earnings	$11,916	$2,291	$1,688

Net earnings per common share:
Basic—as reported	$1.86	$0.37	$0.29
Basic—pro forma	1.85	0.36	0.26

Diluted—as reported	$1.81	$0.36	$0.28
Diluted—pro forma	1.80	0.35	0.26

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

New Accounting Pronouncements

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections” (a replacement of APB Opinion No. 20 and SFAS No. 3) was issued. SFAS No. 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so. APB Opinion 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of change. SFAS No. 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application encouraged. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued (May 2005). SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. Accordingly, the Company will implement the provisions of this accounting pronouncement in the fiscal reporting period ending December 31, 2006. The Company does not expect SFAS No. 154 to have any impact on its financial statements.

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). SFAS No. 123R, as amended, is applicable for all fiscal years beginning after June 15, 2005. As a result the Company is required to implement SFAS No. 123R at the beginning of its next fiscal year, and accordingly, the Company will begin to reflect the adjustment to earnings for the impact of this accounting pronouncement in the interim reporting period ending March 31, 2006. The Company does not expect the adoption of SFAS 123R to have a material effect on its financial statements.

FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” with an effective date of November 10, 2005 provides an elective alternative transition method. The Company has one year from the date of the initial adoption of SFAS No. 123R or November 10, 2005 to evaluate the available transition alternatives and make its on-time election. The transition method prescribed by SFAS 123R should be followed until the alternative method FSP is elected.

(2)  Income Taxes

The provision for income taxes on earnings for the years ended December 31, 2005, 2004 and 2003 consists of:

	2005	2004	2003
	(in thousands)
Current (Benefit) Provision:
Federal	$2,404	$1,579	$(124)
State	738	491	(24)

	3,142	2,070	(148)

Deferred (Benefit) Provision:
Federal	(1,322)	(505)	1,177
State	(221)	(249)	314
Foreign	—	180	(41)

	(1,543)	(574)	1,450

Total	$1,599	$1,496	$1,302

Deferred tax assets and liabilities by type at December 31, 2005 and 2004 are as follows:

	2005	2004
	(in thousands)
Deferred tax assets:
Sales/receivable reserves	$1,409	$973
Inventory reserves	416	836
Compensation reserves	1,953	2,247
Accrued promotion expenses	1,109	1,553
Warranty reserves	619	496
Property, plant and equipment	955	447
AMT credit carry-forward	1,014	—
Cobra Electronics Europe Limited—net operating loss carry-forward	182	207
Other	—	118

Deferred tax assets	7,657	6,877
Less: Valuation allowance	(182)	(207)

Deferred tax assets, net of allowance	7,475	6,670

Deferred tax liabilities:
Tax lease income	(700)	(2,012)
R & D expenditures	(1,916)	(1,774)
Prepaid expenses	(1,066)	(881)
Other	(247)	—

Deferred tax liabilities	(3,929)	(4,667)

Net deferred tax asset	$3,546	$2,003

Reconciliation of net deferred tax asset to Consolidated Balance Sheets:

Current Assets:
Deferred income taxes	$5,237	$5,209
Non-current liabilities:
Deferred income taxes	(1,691)	(3,206)

Net deferred tax asset	$3,546	$2,003

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

At December 31, 2005, the Company had a AMT credit carry forward of $1.0 million, which does not expire, to offset against future income tax payments.

The total valuation allowance recognized on deferred tax assets, totaling $182,000 as of December 31, 2005, was due to the establishment of a valuation allowance for the deferred net operating loss carry-forward tax asset related to Cobra Electronics Europe Limited. The net change in the total valuation allowance during the year was $25,000.

The statutory federal income tax rate (34%) is reconciled to the effective income tax rate as follows:

Description	2005	2004	2003
Income taxes at statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	4.2	4.8	4.5
Life insurance proceeds	(21.3)	—	—
R&D credit	(7.6)	—	—
Non-deductible Cobra Electronics Europe Limited net loss	—	1.9	2.7
Permanent items	1.8	(1.4)	(0.7)
Other	0.7	(0.7)	0.9

Income tax expense	11.8%	38.6%	41.4%

(3)  Financing Arrangements

The Company’s $45 million revolving credit agreement with three financial institutions was scheduled to terminate on January 31, 2006. In November 2005, the Company amended the credit agreement to increase the capital expenditure limitation to $6.5 million for the year ended December 31, 2005, amend the definition of “EBIT” to exclude certain items, and extended the term of the agreement from January 31, 2006 to January 31, 2007. In February 2006, the credit agreement was amended to allow cash dividends to be paid. The credit agreement contains certain financial and other covenants, including a requirement that James R. Bazet continue as CEO of the Company. The Company was in compliance with all the covenants as of December 31, 2005.

Borrowings and letters of credit issued under the credit agreement are secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. Loans outstanding under the credit agreement, as amended, bear interest, at the Company’s option, at 25 basis points below the prime rate or at LIBOR plus 175 basis points.

Maximum borrowings outstanding at any month end were $0 and $1.5 million in 2005 and 2004, respectively. The maximum values of letters of credit outstanding at any month end were $10.0 million and $7.6 million in 2005 and 2004, respectively. At December 31, 2005, the Company had no interest bearing debt outstanding and approximately $29.8 million available under this credit line based on asset advance formulas. Aggregate average daily borrowings outstanding were $0 during 2005 and $135,000 during 2004, with weighted average interest rates thereon of 4.9% during 2004.

(4)  Fair Value of Financial Instruments and Derivatives

The Company’s financial instruments include cash, accounts receivable, accounts payable, long-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The contract value/fair value of the letters of credit at December 31, 2005 was $3.6 million and at December 31, 2004 was $4.4 million. These letters of credit are only executed with major financial institutions, and full performance is anticipated.

The Company operates globally with various manufacturing and distribution facilities. The Company may reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through derivative financial instruments. The Company currently does not use derivative financial instruments for trading or speculative purposes. The Company regularly monitors foreign exchange exposures and ensures hedge contract amounts do not exceed the amounts of the underlying exposures.

The Company’s current hedging activity is limited to foreign currency purchases. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The Company hedges these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the instruments are carried at fair value in the Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the year ended December 31, 2005. To manage foreign currency risk, as of December 31, 2005, the Company had entered into foreign exchange forward contracts for the sale of euros and the purchase of U.S. dollars with a total notional value of $2.4 million. These contracts were originally purchased at exchange rates ranging from 1.1925 dollars per euro to 1.339 dollars per euro and mature periodically during 2006. The fair value of these contracts at December 31, 2005 is the carrying amount.

(5)  Lease Transactions

The Company leases facilities and equipment under non-cancelable leases with remaining terms of one year or more. The terms of the agreements provide that the Company will pay certain operating expenses. The capital lease provides the Company with the option to purchase the related asset at the end of the respective initial lease terms. The gross amount and accumulated amortization of the capital lease at December 31, 2005 was $318,000 and $111,000, respectively.

Total minimum rental amounts committed in future years as of December 31, 2005 are as follows:

	Operating Leases	Capital Lease	Total
	(in thousands)
2006	$310	$72	$382
2007	288	72	360
2008	53	72	125
2009	53	18	71
2010	52	—	52
Thereafter	513	—	513

Total	$1,269	$234	$1,503

Total rental expense amounted to $386,000 in 2005, $430,000 in 2004 and $429,000 in 2003.

(6)  Shareholders’ Equity

Preferred Stock—Preferred stock is issuable at anytime in one or more series, each of which may have such voting powers, designations, preferences, relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue of such stock adopted by the Board of Directors. The Company has designated 120,000 of the 1 million authorized shares of preferred stock as Series A Junior Participating preferred stock. No preferred stock has been issued.

EARNINGS PER SHARE

	2005	2004	2003
Basic earnings per share:
Net earnings available to common shareholders (in thousands)	$11,984	$2,381	$1,841
Weighted-average shares outstanding	6,448,055	6,439,274	6,419,777

Basic earnings per share	$1.86	$0.37	$0.29

Diluted earnings per share:
Weighted-average shares outstanding	6,448,055	6,439,274	6,419,777
Dilutive shares issuable in connection with stock option plans	589,916	626,348	442,900
Less: shares purchasable with option proceeds	(429,386)	(462,800)	(367,449)

Total	6,608,585	6,602,822	6,495,228

Diluted earnings per share	$1.81	$0.36	$0.28

Additionally, there were 11,250 anti-dilutive shares at December 31, 2005, 23,250 anti-dilutive shares at December 31, 2004 and 245,182 anti-dilutive shares at December 31, 2003.

Changes in shares of common stock and treasury stock for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Common Stock (Net of Treasury Stock)	Treasury Stock
	(Shares in thousands)
Shares outstanding—January 1, 2003	6,420	619
Exercise of stock options	—	—

Shares outstanding—December 31, 2003	6,420	619
Exercise of stock options	25	(25)

Shares outstanding—December 31, 2004	6,445	594
Exercise of stock options	44	(44)

Shares outstanding—December 31, 2005	6,489	550

(7)  Stock Option Plans

The Company has six Stock Option Plans—2002 Outside Directors Plan, 2000, 2000 Outside Directors Plan, 1998, 1997 and 1995 (“the Plans”). The Company’s 1995 Key Employee and Non-Qualified Incentive Stock Option Plan was terminated in accordance with its terms on March 17, 2005. Under the terms of the Plans, the consideration received by the Company upon exercise of the options may be paid in cash or by the surrender and delivery to the Company of previously owned shares of its common stock, or by a combination thereof. The optionee is credited with the fair market value of any stock surrendered and delivered as of the exercise date. Options become exercisable in annual 25% increments commencing twelve months after the date of grant.

A summary of certain provisions and amounts related to the Plans follows (in thousands):

	2002 Plan	2000 Plans	1998 Plan	1997 Plan	1995 Plan
Authorized, unissued shares originally available for grant	25	325	310	300	300
Shares granted	8	175	310	242	300
Shares available for grant at December 31, 2005	17	150	—	58	—
Options exercisable at December 31, 2005.	6	149	262	119	18

A summary of the status of the Plans as of December 31, 2005, 2004 and 2003, and changes during the years ended on those dates is presented below:

	2005		2004		2003
Fixed Options	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price
Outstanding at beginning of year	650	$6.19	688	$6.00	757	$6.12
Granted	10	7.56	10	9.55	12	7.01
Exercised	(44)	6.88	(48)	4.13	—	—
Cancellations and expirations	(15)	—	—	—	(81)	7.28

Outstanding at end of year	601	6.14	650	6.19	688	6.00
Options exercisable at year end	554		560		532
Weighted-average fair value of option granted during the year		$4.49		$5.68		$4.15

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable (000)	Weighted Average Exercise Price
$4.01 to $5.00	52	$4.13	3.6	52	$4.13
$5.01 to $6.00	236	5.63	2.3	236	5.63
$6.01 to $7.00	178	6.38	4.8	177	6.38
$7.01 to $8.00	116	7.23	6.0	79	7.23
$8.01 to $9.00	9	8.38	6.2	7	8.39
$9.01 to $10.00	10	9.55	8.1	3	9.55

Total	601	6.14		554	6.01

(8)  Retirement Benefits

The only qualified retirement plan for employees is the Cobra Electronics Corporation Profit Sharing and 401(k) Incentive Savings Plan. The Company may make a discretionary annual profit sharing contribution that is allocated among accounts of persons employed by the Company for more than one year, prorated based on the compensation paid to such persons during the year. Profit sharing expense for 2005, 2004 and 2003 was $130,000, $129,000 and $149,000, respectively. Company match 401(k) expense for 2005, 2004 and 2003 was $217,000, $205,000 and $208,000, respectively.

As of December 31, 2005 and 2004, deferred compensation of $5.1 million and $5.6 million, respectively, was recorded as a long-term liability. The current portion of the deferred compensation liability was included in accrued salaries and commissions, and amounted to $34,000 at December 31, 2005 and $254,000 at December 31, 2004. Deferred compensation obligations arise pursuant to outstanding key executive deferred compensation plans, most of which are non-qualified defined benefit arrangements. In the fourth quarter of 2005, the Company, using a 14% discount rate, recognized a $299,000 gain on the lump-sum settlement of deferred compensation paid to the estate of Jerry Kalov, the Company’s former president and chief executive officer. The liability is based on discounted future cash flows related to these arrangements. The discount rate used at December 31, 2005 and 2004 was 7%.

Other assets at December 31, 2005 and 2004 included primarily the cash surrender value of officers’ life insurance policies. The cash value of officers’ life insurance policies is maintained to fund deferred compensation obligations.

(9)  Commitments

At December 31, 2005 and 2004, the Company had outstanding inventory purchase orders with suppliers totaling approximately $32.3 million and $17.2 million, respectively.

(10)  Loan Receivable

On January 8, 2003, the Company entered into a loan agreement with Horizon Navigation, Inc. (“Horizon”), a California corporation and vendor to the Company, that was subsequently modified on February 6, 2003. Horizon was permitted to borrow up to $2,000,000 per annum, at Cobra’s discretion, up to an aggregate amount of $6,000,000 at December 31, 2005. The loan accrued interest at a variable rate at a fixed margin above the prime rate. The loan agreement provides that the interest will be added to the principal amount of the loan. The principal amount of the loan and all accrued interest were paid in full at maturity as of January 3, 2006.

In connection with the repayment of the loan, Cobra and Horizon agreed to terminate their development and license agreement. As part of the agreement, Horizon refunded a portion of previously paid development fees and released Cobra from the obligation to pay royalties on the sale of products using the Horizon Navigation platform. The termination of the Horizon Navigation agreement resulted in a net benefit of $724,000 that was recorded as a reduction to cost of sales.

Certain amounts of callable and non-callable warrants to purchase shares of common stock of Horizon were issued to the Company each time the Company made a loan to Horizon in excess of specified amounts. Based on Horizon’s financial performance, the Company assigned no value to these warrants. During the first nine months of 2005, the Company adopted the equity method of accounting to recognize its pro-rata share of Horizon’s pre-tax losses. The termination of the Horizon Navigation agreement and the repayment in full of the loan from Cobra resulted in a gain as losses previously recognized under the equity method of accounting were offset.

(11)  Segment Information

The Company operates in only one business segment—consumer electronics (see Note 1). The Company has a single sales department and distribution channel, which provides all product lines to all customers. In 2005, sales to Wal-Mart totaled 17.1% of consolidated net sales. In 2004, sales to Wal-Mart and Best Buy totaled 17.7% and 14.2% of consolidated net sales, respectively. In 2003, sales to Wal-Mart and Best Buy totaled 22.3% and 13.0% of consolidated net sales, respectively.

The tabular presentation below sets forth certain financial information regarding the Company’s net sales and long-lived assets by geographic area for the years ended December 31, 2005, 2004 and 2003 (in thousands).

	Year Ended December 31
	2005	2004	2003
Net sales
Domestic	$115,110	$104,683	$100,395
Foreign	17,974	18,194	14,416
Long-lived assets
Domestic	$19,219	$19,772	$17,238
Foreign	2,227	2,229	2,604

For 2005, approximately 54% of international sales were to a customer in Canada. For 2004, approximately 49% of international sales were to a customer in Canada and 9% were to a customer in Sweden. For 2003, approximately 53% of international sales were to a customer in Canada and 11% were to a customer in Sweden.

(12)  Intangible Assets

Intangible assets consist of the following at December 31, 2005 and December 31, 2004 (in thousands):

	December 31, 2005	December 31, 2004
Internal use software	$1,771	$1,657
Less accumulated amortization	(1,605)	(1,545)

	166	112

ERP internal software system	3,599	1,808
Less accumulated amortization	(257)	—

	3,342	1,808

Trademarks and patents	1,566	1,486
Less accumulated amortization	(520)	(455)

	1,046	1,031

Software License	—	450
Less accumulated amortization	—	(125)

	—	325

Product Software	8,004	6,123
Less accumulated amortization	(2,474)	(1,217)

	5,530	4,906

	$10,084	$8,182

Internal use software is generally amortized over its weighted average estimated life, which is three years. The Company’s new ERP internal software system is amortized over its weighted average estimated life of seven years. Trademarks are generally amortized over their weighted average estimated life of 20 years and patents are amortized over their weighted average estimated life of 17 years. The software license asset is amortized according to units sold during the contract period based on the contract royalty rate as the software license waives royalties on the initial sale of products using the software, up to the cost of the software license. In the fourth quarter of 2005, Cobra and Rand McNally executed a settlement agreement that refunded $200,000 of prepaid licensing fees to Cobra and permitted Cobra to sell remaining inventory containing Rand McNally software without a license fee. With the settlement agreement, the software license was fully amortized at December 31, 2005. The product software assets are amortized based on the percentage of revenues generated in each reporting period to the total revenues expected over the weighted average estimated product life cycle.

Intangible assets are reviewed for possible impairment at each balance sheet date as required by paragraph 10 of SFAS No. 86 or SFAS No. 142 and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value. Management believes that the reported intangible assets values are without impairment and reflect the fair value of the Company’s intangible assets as of December 31, 2005.

Total amortization expense was $1.6 million in 2005, $1.3 million in 2004 (includes $614,000 for the change in hand-held GPS estimated economic useful life) and $400,000 in 2003. The total anticipated amortization expense over the next 5 years is $3.9 million in 2006, $1.8 million in 2007, $1.7 million in 2008, $0.7 million in 2009 and $ 0.6 million in 2010.

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

	2005	2004	2003
Accrued product warranty costs, January 1	$1,277	$1,524	$2,137
Warranty provision	2,914	3,448	4,446
Warranty expenditures	(2,573)	(3,695)	(5,059)

Accrued product warranty costs, December 31	$1,618	$1,277	$1,524

(14)  Inventory Valuation Reserves

The Company maintains a liquidation reserve representing the write-down of returned product from its customers to its net realizable value. Returned inventory is either sold to various liquidators or returned to vendors for partial credit against similar, new models. The decision to sell or return products to vendors depends upon the estimated future demand for the models. Judgments are made as to whether various models are to be liquidated or returned to the vendor, taking into consideration the liquidation prices expected to be received and the amount of the vendor credit. The amount of the reserve is determined by comparing the cost of each unit returned to the estimated amount to be realized upon each unit’s disposition, either from returning the unit to the vendor for partial credit towards the cost of new, similar product or liquidating the unit. This reserve can fluctuate significantly from quarter to quarter depending upon quantities of returned inventory on hand and the estimated liquidation price or vendor credit per unit. A roll-forward of the liquidation reserve is as follows (in thousands):

	2005	2004	2003
Liquidation reserve, January 1	$715	$1,108	$3,188
Liquidation provision	5,776	3,083	4,082
Liquidation of models	(5,617)	(3,476)	(6,162)

Liquidation reserve, December 31	$874	$715	$1,108

The Company maintains a net realizable value (“NRV”) reserve to write-down, as necessary, certain inventory not previously sold to customers, except for that covered by the liquidation reserve discussed above, below cost. The reserve includes models where it is determined that the NRV is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models are to be included in the reserve and the estimated net realizable value of such models. The estimated realizable value of each model is the per unit price that it is estimated to be received if the model was sold in the marketplace. This reserve will vary depending upon the specific models selected, the estimated NRV for each model and quantities of each model that are determined will be sold below cost from quarter to quarter. A roll-forward of the NRV reserve is as follows (in thousands):

	2005	2004	2003
Net realizable reserve, January 1	$506	$812	$938
NRV provision	1,660	1,508	1,512
NRV write-offs	(1,657)	(1,814)	(1,638)

Net realizable reserve, December 31	$509	$506	$812

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

(16)  Related Party Transactions

On July 17, 2002, the President and Chief Executive Officer of the Company, James R. Bazet, borrowed $399,938 from the Company pursuant to a full recourse term promissory note. The proceeds of the loan were used to exercise incentive stock options for 71,100 shares of common stock. The loan is classified as an offset to equity in the balance sheet at December 31, 2005 and 2004.

The loan accrues interest at the prime rate (currently 7.25%). The entire principal indebtedness, together with all accrued and unpaid interest, will be due and payable on July 18, 2006. Interest is payable on July 18 in each year, commencing on July 18, 2003. However, Mr. Bazet has the option to defer the payment of interest and has elected to defer the payment of interest until the maturity date of the loan. Accrued interest receivable totaling $75,316 at December 31, 2005 and $42,281 at December 31, 2004 was classified in other current assets. The outstanding loan balance including accrued interest from Mr. Bazet totaled $475,254 at December 31, 2005 and $442,219 at December 31, 2004.

On October 6, 1999, the Company made a bridge loan to Mr. Bazet in the aggregate principal amount of $80,000 for the purpose of purchasing a residence. The loan accrued interest at the greater of the prime rate or the Company’s average weighted interest rate on its indebtedness for borrowed money. Accrued interest was added to the principal amount of the loan. The note evidencing the loan was amended in March 2002, to extend the due date to March 31, 2004, and to provide for repayment of $30,000 of the principal amount of the note by March 31, 2002, $30,000 of the principal amount of the note by March 31, 2003, and the balance of the outstanding principal and accrued interest under the note by March 31, 2004. On February 20, 2004, Mr. Bazet paid the remaining balance on the note, including the accrued interest.

(17)  Other Current Assets

Other current assets consist of the following at December 31, 2005 and December 31, 2004 (in thousands):

	December 31, 2005	December 31, 2004
Receivable from vendors	$2,365	$174
Prepaid assets	1,411	1,147
Miscellaneous receivables	692	587
Prepaid packaging & design	668	1,579
Prepaid royalties—Horizon	478	—

Total	$5,614	$3,487

(18)  Allowance for Claims and Doubtful Accounts

The following table shows the activity in the allowance for claims and doubtful accounts (in thousands):

	For the Years Ended December 31
	2005	2004	2003
Balance at beginning of period	$270	$577	$1,179
Provision for claims and doubtful accounts	206	263	118
Reserve reduction	—	(308)	—
Account write-offs, less recoveries	(201)	(262)	(720)

Balance at end of period	$275	$270	$577

(19)  Other Income/Expense

The following table shows the components of other income/expense (in thousands):

	For the Years Ended December 31
	2005	2004	2003
Life insurance proceeds	$7,244	$—	$—
Gain on sale of land	1,916	—	—
Deferred Compensation payout	299	—	—
Interest expense	(89)	(110)	(162)
Interest income	402	157	100
Other—net	290	(58)	65

Total	$10,062	$(11)	$3

(20)  Subsequent Events

On February 22, 2006, the Company amended its credit agreement to increase the aggregate amount the Company can use for purchases, dividend and distributions during a calendar year and allow the payment of dividends.

On February 22, 2006, the Board of Directors approved an annual cash dividend of $0.16 per share, payable on April 28, 2006 to shareholders of record on April 14, 2006.

Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31		June 30		September 30		December 31
	2005	2004	2005	2004	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net sales	$19,290	$22,666	$33,672	$25,186	$33,511	$31,014	$46,610	$44,010
Cost of sales (a)	15,107	17,525	25,064	18,351	25,213	22,874	33,566	31,901
Gross profit	4,183	5,141	8,608	6,835	8,298	8,140	13,044	12,109
Selling, general and administrative expense (b)	6,331	5,919	7,730	6,057	6,782	7,312	9,769	9,049
Operating income (loss)	(2,148)	(778)	878	778	1,516	828	3,275	3,060
Other income (expense)	9,096	(73)	(20)	8	115	78	873	(23)
Tax provision (benefit) (c)	1,281	(309)	135	285	(250)	335	435	1,186
Net earnings (loss)	5,667	(542)	723	501	1,881	571	3,713	1,851
Net earnings (loss) per share (d):
Basic	.88	(0.08)	.11	0.08	.29	0.09	0.57	0.29
Diluted	.86	(0.08)	.11	0.08	.29	0.09	0.56	0.28
Weighted average shares outstanding:
Basic	6,445	6,423	6,445	6,445	6,445	6,445	6,458	6,445
Diluted	6,569	6,630	6,583	6,625	6,595	6,559	6,689	6,589
Stock Price:
High	8.130	11.540	9.850	9.250	9.500	8.920	15.000	9.250
Low	7.010	7.400	7.000	8.110	6.810	6.020	7.120	7.020
End of Quarter	7.590	8.151	7.160	9.050	8.190	7.210	13.370	8.110
Trading Volume	381	2,113	1,120	559	734	531	4,315	706

(a)	The fourth quarter of 2005 included a $724,000 net benefit related to the settlement of the Horizon development agreement.
(b)	The fourth quarter of 2004 included a reduction of $308,000 in the allowance for doubtful accounts, based on the Company’s write-off history in the last five years and specifically identified accounts that might be at risk.
(c)	Tax provision for 2005 reflects the R&D credit for the years 1995 to 2005 and the non-taxable life insurance proceeds in the first quarter of 2005.
(d)	The sum of the quarterly net earnings per share amounts may not equal the annual amount because net earnings per share are calculated independently for each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Cobra Electronics Corporation

We have audited the accompanying consolidated balance sheet of Cobra Electronics Corporation and its’ subsidiaries, Cobra Electronics Europe Limited and Cobra Electronics Hong Kong Limited, as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cobra Electronics Corporation and its’ subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/    GRANT THORNTON LLP

Chicago, Illinois

March 24, 2006

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Company’s auditors regarding accounting or financial disclosure matters.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures have also been designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

During 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2005.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2005 fiscal year, and such information is hereby incorporated by reference.

The Company has adopted a Code of Business Conduct and Ethics (the “Code”), which applies solely to the Company’s officers, senior financial accounting and financial personnel and directors. The Company has posted the Code on its website at www.cobra.com and any waivers of, or amendments to, the Code will be approved by the Board of Directors or the Governance and Nominating Committee of the Company’s Board of Directors. Any change to or waiver of the Code will be disclosed by publishing a statement on the Company’s website.

Additional information concerning Cobra’s executive officers is included under “Executive Officers of the Registrant” in Part I, Item 4A.

Item 11.  Executive Compensation

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2005 fiscal year, and such information, other than the information required by Item 402(k) (“Board Compensation Committee Report on Executive Compensation”) and Item 402(l) (“Performance Graph”) under Regulation S-K adopted by the SEC, is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table provides information about stock options outstanding and shares available for future awards under all of Cobra’s equity compensation plans. The information is as of December 31, 2005. Cobra Electronics has not made any grants outside of its equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	578,166	$6.09	198,068	(1)
Equity compensation plans not approved by security holders	23,000	7.32	27,000

Total	601,166	6.14	225,068

(1)	Includes 58,068 shares from the 1997 Plan and 140,000 shares from the 2000 Plan.

Set forth below is a brief description of the material features of each of the Company’s equity compensation plans that was adopted without the approval of the Company’s shareholders and that were in effect at December 31, 2005.

2002 Outside Directors Stock Option Plan

This plan includes a total of 25,000 non-qualified stock options to be granted to Directors who are not officers or employees of the Company. The stock option committee, designated by the Company’s Board of Directors, has the authority to select persons who will receive options and determine the number of shares of common stock subject to each option and all other terms and conditions of each option. The period for the exercise of each option and the exercise price for an option will also be determined by the Stock Option committee. An option may be exercised by giving written notice to the Company specifying the number of whole shares of common stock to be purchased.

2000 Outside Directors Stock Option Plan

This plan includes a total of 25,000 non-qualified stock options to be granted to Directors who are not officers or employees of the Company. The stock option committee, designated by the Company’s Board of Directors, has the authority to select persons who will receive options and determine the number of shares of common stock subject to each option and all other terms and conditions of each option. The period for the exercise of each option and the exercise price for an option will also be determined by the Stock Option committee. An option may be exercised by giving written notice to the Company specifying the number of whole shares of common stock to be purchased.

***

Other information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2005 fiscal year, and such information is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2005 fiscal year, and such information is hereby incorporated by reference.

Item 14.  Principal Accountant Fees and Services

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2005 fiscal year, and such information is hereby incorporated by reference.

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

Dated: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ JAMES R. BAZET	Director, President and Chief Executive Officer (Principal Executive Officer)
James R. Bazet

/s/ CARL KORN	Director and Chairman of the Board
Carl Korn

/s/ WILLIAM P. CARMICHAEL	Director
William P. Carmichael

/s/ ROBERT P. ROHLEDER	Director
Robert P. Rohleder

/s/ GERALD M. LAURES	Vice President—Finance and Corporate Secretary (Principal Accounting Officer)
Gerald M. Laures

/s/ IAN R. MILLER	Director
Ian R. Miller

/s/ HENRY G. CHIARELLI	Director
Henry G. Chiarelli

/s/ MICHAEL SMITH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Michael Smith

Dated: March 31, 2006

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3(i)	Restated Certificate of Incorporation, as amended October 28, 1998-Filed as Exhibit No. 3(i) to the Registrant’s Form 10-K for the year ended December 31, 1998 (File No. 0-511), and hereby incorporated by reference.

3(ii)	Amended and Restated Bylaws, as amended October 28, 1998-Filed as Exhibit No. 3(ii) to the Registrant’s Form 10-K for the year ended December 31, 1998 (File No. 0-511), and hereby incorporated by reference.

3(iii)	Certificate of Designation of Series A Junior Participating Preferred Stock of Cobra Electronics Corporation pursuant to Section 151 of the General Corporation Law of the State of Delaware—Filed as Exhibit No. 3(iii) to the Registrant’s Form 10-K for the year ended December 31, 2001 (File No. 0-511), and hereby incorporated by reference.

4	Rights Agreement dated as of October 24, 2001 between Cobra and American Stock Transfer & Trust Company, as Rights Agent—Filed as Exhibit 4 of the Registrant’s Form 8-K dated October 25, 2001 (File No. 0-511), and hereby incorporated by reference

10-1 #	1988 Key Employees Nonqualified and Incentive Stock Option Plan—Filed as Exhibit No. 10-8 to the Registrant’s Form 10-K for the year ended December 31, 1990 (File No. 0-511), and hereby incorporated by reference.

10-2 #	Deferred Compensation Plan dated as of December 23, 1992-Filed as Exhibit No. 10-19 to the Registrant’s Form 10-K for the year ended December 31, 1992 (File No. 0-511), and hereby incorporated by reference.

10-3 #	1995 Key Employees Nonqualified and Incentive Stock Option Plan—Filed as Exhibit No. 10-23 to the Registrant’s Form 10-K for the year ended December 31, 1995 (File No. 0-511), and hereby incorporated by reference.

10-4 #	Employment Agreement between Cobra Electronics Corporation and Anthony Mirabelli dated January 31, 1997-Filed as Exhibit No. 10-29 to the Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-511), and hereby incorporated by reference.

10-5	Termination of Safe Harbor Lease between Cobra Electronics Corporation and the Department of Transportation of Maryland dated as of November 15, 1996-Filed as Exhibit No. 10-30 to the Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-511), and hereby incorporated by reference.

10-6 #	Employment Agreement between Cobra Electronics Corporation and James R. Bazet dated May 11, 1999-Filed as Exhibit No. 10-16 to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 (File No. 0-511), and hereby incorporated by reference.

10-7 #	1998 Stock Option Plan, as amended—Filed as Exhibit 99.1 to the Registration Statement on Form S-8 of the Registrant dated September 16, 1998 (File No. 333-63501), and hereby incorporated by reference.

10-8 #	Cobra Electronics Corporation Executive Deferred Compensation Plan dated May 11, 1999—Filed as Exhibit No. 10-14 to the Registrant’s Form 10-K in the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10-9 #	Cobra Electronics Corporation Deferred Compensation Plan For Select Executives dated December 21, 1999—Filed as Exhibit No. 10-15 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10-10 #	Cobra Electronics Corporation Executive Retirement Trust dated May 11, 1999 between Cobra Electronics Corporation and Gerald Laures, as trustee, for the benefit of James Bazet dated May 11, 1999—Filed as Exhibit No. 10-16 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

Exhibit Number	Description of Document
10-11 #	Employment Agreement addendum between Cobra Electronics Corporation and Anthony Mirabelli dated April 22, 1999-Filed as Exhibit No. 10-17 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000 (File No. 0-511), and hereby incorporated by reference.

10-12 #	2000 Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25, 2000 (File No. 333-42164), and hereby incorporated by reference.

10-13 #	2000 Outside Directors Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25, 2000 (File No. 333-42166), and hereby incorporated by reference.

10-14 #	Employment Agreement between Cobra Electronics Corporation and Michael Smith dated January 17, 2001-Filed as Exhibit No. 10-20 to the Registrant’s Form 10-K for the year ended December 31, 2000 (File No. 0-511), and hereby incorporated by reference.

10-15	Loan and Security Agreement dated January 31, 2002, by and among, LaSalle Bank National Association as Agent, the Financial Institution from time to time a party hereto, as lenders, and Cobra Electronics Corporation as Borrower-Filed as Exhibit No. 10-20 to the Registrant’s Form 10-K for the year ended December 31, 2001 (File No. 0-511), and hereby incorporated by reference.

10-16	Term Loan Promissory Note between James R. Bazet and Cobra Electronics Corporation dated July 17, 2002-Filed as Exhibit No. 10-21 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-511), and hereby incorporated by reference.

10-17 #	Cobra Electronics Corporation 2002 Deferred Compensation Plan for Select Executives-Filed as Exhibit No. 10-22 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-511), and hereby incorporated by reference.

10-18 #	2002 Outside Directors Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated June 24, 2002 (File No. 333-91078), and hereby incorporated by reference.

10-19	Second Amendment to the Loan and Security Agreement dated January 31, 2002, by and among LaSalle Bank National Association, as Agent, the Financial Institutions from time to time a party thereto, as Lenders, And the Company, as Borrower-Filed as Exhibit 10-1 of the Registrant’s Form 8-K dated February 25, 2003 (File No. 0-511), and hereby incorporated by reference.

10-20	Development and License Agreement dated January 8, 2003, by and between Horizon Navigation, Inc. and the Company—Filed as Exhibit No. 10-22 to the Registrant’s Form 10-K for the year ended December 31, 2002 (File No. 0-511), and hereby incorporated by reference. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

10-21	Supplemental Agreement to Development and License Agreement dated February 20, 2003, by and between Horizon Navigation, Inc. and the Company—Filed as Exhibit No. 10-23 to the Registrant’s Form 10-K for the year ended December 31, 2002 (File No. 0-511), and hereby incorporated by reference.

10-22	Amended and Restated Loan Agreement, dated February 6, 2003, between Horizon Navigation, Inc., as Borrower, and the Company, as Lender—Filed as Exhibit No. 10-24 to the Registrant’s Form 10-K for the year ended December 31, 2002 (File No. 0-511), and hereby incorporated by reference. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

Exhibit Number	Description of Document
10-23 #	Employment Agreement between Cobra Electronics Corporation and Michael Smith dated December 20, 2002—Filed as Exhibit No. 10-25 to the Registrant’s Form 10-K for the year ended December 31, 2002 (File No. 0-511), and hereby incorporated by reference.

10-24	Amendment No. 3 to the Loan and Security Agreement dated as of January 31, 2002 among LaSalle Bank National Association, as a Lender and As Agent for the Lenders, the Lenders and Cobra Electronics Corporation—Filed as Exhibit No. 10-26 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003 (File No. 0-511), and hereby incorporated by reference.

10-25	License Agreement, dated May 10, 2002, by and between Rand McNally & Company and the Company, including Amendment No. 1 thereto—Filed as Exhibit No. 10-27 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-511), and hereby incorporated by reference. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

10-26	Amendment No. 4 to the Loan and Security Agreement Dated As of January 31, 2002 among LaSalle Bank National Association, As a Lender and As Agent for the Lenders, the Lenders and Cobra Electronics Corporation—Filed as Exhibit No. 10.1 to the Registrant’s current report on Form 8-K dated February 18, 2004 (File No. 0-511), and hereby incorporated by reference.

10-27 #	Employment Agreement between Cobra Electronics Corporation and James R. Bazet dated May 25, 2004-Filed as Exhibit No. 10-29 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 0-511), and hereby incorporated by reference.

10-28 #	Executive Bonus structure for 2005—filed as Exhibit No. 10-30 to the Registrant’s Form 10-Q for quarter ended March 31, 2005 (File No. 0-511), and hereby incorporated by reference.

10-29 #	Employment Agreement between Cobra Electronics Corporation and Michael Smith dated November 10, 2005—Filed as Exhibit No. 10-1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005 (File No. 0-511), and hereby incorporated by reference.

10-30	Amendment No. 6 to the Loan and Security Agreement Dated As of January 31, 2002 among LaSalle Bank National Association, As a Lender and As Agent for the Lenders, the Lenders and Cobra Electronics Corporation – Filed as Exhibit No. 10-1 to the Registrant’s current report on Form 8-K dated November 21, 2005 (File No. 0-511), and hereby incorporated by reference.

10-31	Amendment No. 7 to the Loan and Security Agreement Dated As of January 31, 2002 among LaSalle Bank National Association, As a Lender and As Agent for the Lenders, the Lenders and Cobra Electronics Corporation—Filed as Exhibit No. 10-1 to the Registrant’s current report on Form 8-K dated February 22, 2006 (File No. 0-511), and hereby incorporated by reference.

10-32 #	Executive Bonus structure for 2006—filed as Exhibit No. 10-30 to the Registrant’s current report on Form 8-K dated February 22, 2006 (File No. 0-511), and hereby incorporated by reference.

10-33 *	Settlement Agreement and Release between Horizon Navigation, Inc. and Cobra Electronics Corporation dated December 30, 2005 (confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks).

14-1	Cobra Electronics Code of Business Conduct and Ethics For Officers, Senior Financial Accounting and Financial Personnel and Directors adopted February 22, 2006 filed as Exhibit No. 14-1 to the Registrant’s current report on Form 8-K dated February 22, 2006 (File No. 0-511), and hereby incorporated by reference.

23.1 *	Consent of Grant Thornton LLP dated March 31, 2006.

Exhibit Number	Description of Document
31.1 *	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer.

31.2 *	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer.

32.1 *	Section 1350 Certification of the Chief Executive Officer.

32.2 *	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith.
#	Executive compensation plan or arrangement.