Form 10-Q
period 2006-03-31
COBRA ELECTRONICS CORP
filed 2006-05-12
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

YES ☐    NO ☒

Number of shares of Common Stock of Registrant outstanding as of May 5, 2006: 6,489,247

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended (Unaudited )
	March 31, 2006	March 31, 2005

Net sales	$25,307	$19,290
Cost of sales	20,285	15,107

Gross profit	5,022	4,183
Selling, general and administrative expense	6,588	6,331

Operating loss	(1,566)	(2,148)

Other income (expense):
Life insurance proceeds	—	7,244
Gain on sale of land	—	1,916
Other expense	(96)	(64)

(Loss) earnings before income taxes	(1,662)	6,948
Tax (benefit) provision	(535)	1,281

Net (loss) earnings	$(1,127)	$5,667

Net (loss) earnings per common share:
Basic	$(0.17)	$0.88
Diluted	$(0.17)	$0.86

Weighted average shares outstanding:
Basic	6,489	6,445
Diluted	6,778	6,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	(Unaudited)
	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$10,196	$ 6,704
Receivables, less allowance for claims and doubtful accounts of $259 at March 31, 2006 and $275 at December 31, 2005	24,333	28,710
Inventories, primarily finished goods	24,663	21,837
Deferred income taxes	4,649	5,237
Loan receivable	—	3,374
Other currents assets	6,152	5,614

Total current assets	69,993	71,476

Property, plant and equipment, at cost:
Buildings and improvements	5,401	5,398
Tooling and equipment	17,810	17,612

	23,211	23,010
Accumulated depreciation	(16,799)	(16,342)
Land	230	230

Net property, plant and equipment	6,642	6,898

Other assets:
Cash surrender value of officers’ life insurance policies	3,468	3,672
Intangible assets	10,442	10,084
Other assets	503	792

Total other assets	14,413	14,548

Total assets	$91,048	$ 92,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets-Continued

(in thousands, except share data)

	(Unaudited)
	March 31, 2006	December 31, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 8,065	$ 5,292
Accrued salaries and commissions	515	1,315
Accrued advertising and sales promotion costs	2,066	2,935
Accrued product warranty costs	1,552	1,618
Accrued income taxes	—	646
Other accrued liabilities	1,437	1,725

Total current liabilities	13,635	13,531

Non-current liabilities:
Deferred compensation	5,286	5,062
Deferred income taxes	1,592	1,691
Other long term liabilities	382	386

Total non-current liabilities	7,260	7,139

Total liabilities	20,895	20,670

Shareholders’ equity:	—	—
Preferred stock, $1 par value, shares authorized - 1,000,000; none issued
Common stock, $.33 1/3 par value, 12,000,000 shares authorized, 7,039,100 issued for 2006 and 2005	2,345	2,345
Paid-in capital	19,781	19,761
Retained earnings	52,088	54,255
Accumulated comprehensive loss	(203)	(251)

	74,011	76,110
Treasury stock, at cost (549,853 shares for 2006 and 2005)	(3,458)	(3,458)
Officer’s note receivable	(400)	(400)

Total shareholders’ equity	70,153	72,252

Total liabilities and shareholders’ equity	$ 91,048	$ 92,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended (Unaudited)
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net (loss) earnings	$(1,127)	$5,667
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
Equity loss in Horizon	—	24
Depreciation, amortization and impairment	1,582	850
Deferred income taxes	489	132
Loss on cash surrender value (“CSV”) life insurance	204	57
Stock-based compensation	20	—
Life insurance proceeds	—	(11,204)
CSV of ex-officer’s life insurance policy	—	3,960
Gain on sale of land	—	(1,915)

Changes in assets and liabilities:
Receivables	4,394	10,943
Inventories	(2,796)	(2,955)
Other current assets	(830)	(1,174)
Intangible assets	(794)	(543)
Accounts payable	1,727	399
Accrued taxes	(1,086)	(635)
Accrued liabilities	(1,586)	(1,689)
Deferred compensation	224	209
Other long term liabilities	(4)	(2)

Net cash flows provided by operating activities	417	2,124

Cash flows from investing activities:
Capital expenditures	(345)	(385)
Loan receivable	3,374	(46)
Proceeds on sale of land	—	2,015

Net cash flows provided by investing activities	3,029	1,584

Effect of exchange rate changes on cash and cash equivalents	46	(325)

Net increase in cash	3,492	3,383
Cash at beginning of period	6,704	2,600

Cash at end of period	$10,196	$5,983

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$34	$25
Income taxes, net of refunds	$283	$1,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2006 and 2005

(Unaudited)

The condensed consolidated financial statements included herein have been prepared by Cobra Electronics Corporation (the “Company” or “Cobra”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited consolidated balance sheet as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2005. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS — The Company designs and markets consumer electronics products, which it sells primarily under the Cobra brand name principally in the United States, Canada and Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong, Italy and the Philippines. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company.

PRINCIPLES OF CONSOLIDATION — The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

TRANSLATION OF FOREIGN CURRENCY — Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at quarter end. Revenues and expenses are translated at average exchange rates prevailing during the quarter. Gains or losses on foreign currency transactions and the related tax effects are reflected in net earnings. The resulting translation adjustments are included in stockholders’ equity as accumulated comprehensive income.

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

ADVERTISING AND SALES PROMOTION EXPENSES –- These costs reflect amounts provided to retailers and distributors for advertising and sales promotions and are expensed as incurred. Customer programs, generally agreed to at the beginning of each year, are mainly variable programs dependent on sales and special promotional events and may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new, or changes to existing, promotional programs. Advertising and sales promotion expenses for the three months ended March 31, 2006 and 2005 totaled $1.1 million and $1.0 million, respectively.

COMPREHENSIVE INCOME (LOSS) — The Company reports comprehensive income under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income includes net earnings and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the three-month periods ended March 31, 2006 and 2005, other comprehensive income includes only one component, which is the change in the foreign currency translation adjustment.

CONCENTRATION OF CREDIT RISK — The Company has a broad customer base doing business in all regions of the United States as well as other areas in North America and Europe. The Company maintained credit insurance on selective outstanding accounts receivable balances at March 31, 2006 and December 31, 2005. This expense is included in selling, general and administrative expense in the Consolidated Statements of Operations.

The Company places temporary cash investments with institutions of high credit quality. At March 31, 2006 and December 31, 2005, the Company had approximately $10.2 million and $6.7 million, respectively, on deposit with such financial institutions, of which $10.1 million and $6.6 million, respectively, were in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of this concentration. Consequently, no significant concentration of credit risk is considered to exist.

DEPRECIATION — Depreciation of buildings, improvements, tooling and equipment is computed using the straight-line method over the following estimated useful lives. Depreciation expense for three months ending March 31, 2006 and 2005 totaled $458,000 and $453,000, respectively.

Classification	Life
Buildings	30 years
Building improvements	20 years
Motor vehicles	3 - 5 years
Equipment	5 - 10 years
Tools, dies and molds	1.5 - 3 years

LONG-LIVED ASSETS — Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates impairment, the carrying amount of such assets is reduced to an estimated fair value.

LOAN RECEIVABLE – On January 8, 2003, the Company entered into a loan agreement with Horizon Navigation, Inc. (“Horizon”) a California corporation and vendor to the Company, that was subsequently modified on February 6, 2003. Horizon was permitted to borrow up to $2 million per annum, at Cobra’s discretion, up to an aggregate amount of $6 million at December 31, 2005. The loan accrued interest at a variable rate at a fixed margin above the prime rate. The loan agreement provides that the interest will be added to the principal amount of the loan. The principal amount of the loan and all accrued interest were paid in full at maturity as of January 3, 2006.

In connection with the repayment of the loan, Cobra and Horizon agreed to terminate their development and license agreement. As part of the agreement, Horizon refunded a portion of previously paid development fees and released Cobra from the obligation to pay royalties on the sale of products using the Horizon Navigation platform. The termination of the Horizon Navigation agreement resulted in a net benefit of $724,000 that was recorded as a reduction to cost of sales in the fourth quarter of 2005.

Certain amounts of callable and non-callable warrants to purchase shares of common stock of Horizon were issued to the Company each time the Company made a loan to Horizon in excess of specified amounts. Based on Horizon’s financial performance, the Company assigned no value to these warrants. During the first nine months of 2005, the Company adopted the equity method of accounting to recognize its pro-rata share of Horizon’s pre-tax losses. The termination of the Horizon Navigation agreement and the repayment in full of the loan from Cobra resulted in a gain in the fourth quarter 2005 as losses previously recognized under the equity method of accounting were offset.

RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT EXPENDITURES — Research and product development expenditures, as well as non-capitalized engineering costs, are expensed as incurred. For the three months ended March 31, 2006 and 2005 these expenditures amounted to $422,000 and $615,000 in 2006 and 2005, respectively. Certain engineering costs associated with the development of mobile navigation products were capitalized in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”).

SHIPPING & HANDLING — Shipping and handling costs are included in cost of goods sold, and the amounts invoiced to customers relating to shipping and handling are included in net sales.

SOFTWARE RELATED TO PRODUCTS SOLD — The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell, mainly Mobile Navigation products. Such costs are capitalized and deferred as intangible assets in accordance with SFAS No. 86. Such costs consist of expenditures incurred after technological feasibility of the software has been established and a working model of the product developed and consist principally of coding and related costs. Such costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the estimated product life cycle. Software related intangible assets are reviewed at each balance sheet date for possible impairment as required by paragraph 10 of SFAS No. 86, and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value.

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

STOCK BASED COMPENSATION — At March 31, 2006, the Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

Prior to January 1, 2006, the Company accounted for its equity-based awards in accordance with the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company did not recognize stock-based compensation cost in its Consolidated Statement of Operations prior to January 1, 2006, since the options granted had an exercise price equal to the market value of the common stock on the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of January 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. The Company has not awarded stock-based compensation to employees, officers or directors during the three-month period ended March 31, 2006. The stock-based compensation expense for the 2006’s first quarter totaled $20,000 ($14,000 net of tax). Results for prior periods have not been restated.

The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton option pricing model and the assumptions shown in the following table:

Three Months Ended March 31
	2006	2005
Risk-free interest rate	4.0 – 4.7%	4.0 – 4.7%
Expected life	10 years	10 years
Expected volatility	42-45%	42-45%

The effect on earnings and earnings per share if the fair value recognition provisions of SFAS 123R were applied to the three-month period ending March 31, 2005 is shown in the following table:

Proforma Three Months Ended March 31, 2005
Net earnings, as reported	$5,667
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	21

Proforma net earnings	$5,646

Net earnings per common share:
Basic — as reported	$.88
Basic — proforma	$.88
Diluted — as reported	$.86
Diluted — proforma	$.86

INCOME TAXES — The Company provides for income taxes under the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recorded based on the expected tax effects of future taxable income or deductions resulting from differences in the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when necessary to reduce net deferred tax assets to the amount considered more likely than not to be realized. For the three month period ending March 31, 2006 the Company recorded a tax benefit of $535,000 versus a $1.3 million expense for the same period in 2005. The effective tax rate for 2006 was 32.2 percent, as compared to 18.4 percent for 2005. The lower effective tax rate for 2005 reflects the non-taxable life insurance proceeds received in 2005.

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

At March 31, 2006 and 2005, the Company had outstanding inventory purchase orders with suppliers totaling approximately $37.5 million and $28.0 million, respectively.

(3)	(LOSS) EARNINGS PER SHARE

	Three Months Ended (Unaudited)
	March 31, 2006	March 31, 2005
Basic (loss) earnings per share:
Net (loss) earnings available to common shareholders (thousands)	$(1,127)	$5,667
Weighted-average shares outstanding	6,489,247	6,444,815

Basic (loss) earnings per share	$(0.17)	$0.88

Diluted (loss) earnings per share:
Weighted-average shares outstanding	6,489,247	6,444,815
Dilutive shares issuable in connection with	601,166	613,848
stock option plans
Less: shares purchasable with proceeds	(311,944)	(489,746)

Total	6,778,469	6,568,917

Diluted (loss) earnings per share	$(0.17)	$0.86

(4)	COMPREHENSIVE (LOSS) INCOME

	Three Months Ended (Unaudited)
	March 31, 2006	March 31, 2005
	(In Thousands)
Net (loss) earnings	$(1,127)	$5,667
Accumulated other comprehensive (loss) income :
Foreign currency translation adjustment (no tax effect)	48	(109)

Accumulated other comprehensive (loss) income	48	(109)

Total comprehensive (loss) income	$(1,079)	$5,558

(5)	FINANCIAL INSTRUMENTS

The Company operates with various manufacturing and distribution facilities and product sourcing locations around the world. The Company reduces its exposure to fluctuations in foreign exchange rates by creating offsetting positions through derivative financial instruments. The Company currently does not use derivative financial instruments for trading or speculative purposes. The Company regularly monitors foreign exchange exposures and attempts to minimize such exposure with the use of hedge contracts.

The Company’s current hedging activity is limited to foreign currency purchases. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The Company hedges these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the instruments are carried at fair value in the Condensed Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in earnings as cost of sales. Foreign exchange forward contract activities resulted in a loss of $191,000 for the three months ending March 31, 2006.

(6)	INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2006 and December 31, 2005 (in thousands):

	(Unaudited)
	March 31, 2006	December 31, 2005

Internal use software	$1,779	$ 1,771
Less accumulated amortization	(1,624)	(1,605)

	155	166

ERP internal software system	3,729	3,599
Less accumulated amortization	(382)	(257)

	3,347	3,342

Trademarks and patents	1,568	1,566
Less accumulated amortization	(546)	(520)

	1,022	1,046

Product software	9,049	8,004
Less accumulated amortization	(3,131)	(2,474)

	5,918	5,530

Total	$10,442	$ 10,084

Internal use software is generally amortized over its average estimated life, which is three years. The Company’s ERP internal software system is being amortized over its average estimated life of seven years. Trademarks are generally amortized over their average estimated life of 20 years and patents are amortized over their average estimated life of 17 years. Product software assets are amortized based on the percentage of revenues generated in each reporting period to the total revenues expected over the weighted average estimated product life cycle.

Total amortization expense for intangible assets for the three months ended March 31, 2006 and 2005 was $826,000 and $401,000, respectively. Product software assets are reviewed for possible impairment at each balance sheet date as required by paragraph 10 of SFAS No. 86 or SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value.

During the first quarter of 2006, the Company licensed intellectual property from TeleAtlas North America that will provide additional capabilities for mobile navigation products. In connection with its quarter-end review and the acquisition of new intellectual property, management determined that certain software developed in concert with the launch of handheld products in 2003 will not be used in the Company’s future mobile navigation products since consumers are expecting greater functionality at a lower cost than can be supported by the older platform. Accordingly, the carrying value of certain handheld software was reduced by $486,000. Management believes that the other intangible assets values are without impairment and all intangible assets are reflected at the fair value as of March 31, 2006.

(7)	CONTINGENCIES

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

	Three Months Ended March 31, 2006	Year Ended December 31, 2005

Accrued product warranty costs, beginning of period	$1,618	$1,277
Warranty provision	410	2,914
Warranty expenditures	(476)	(2,573)

Accrued product warranty costs, end of period	$1,552	$1,618

(8)	INVENTORY VALUATION RESERVES

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

	Three Months Ended March 31, 2006	Year Ended December 31, 2005

Liquidation reserve, beginning of period	$874	$715
Liquidation provision	746	5,776
Liquidation of models	(966)	(5,617)

Liquidation reserve, end of period	$654	$874

The Company maintains a net realizable value (“NRV”) reserve to write-down, as necessary, certain inventory not previously sold to customers, except for that covered by the liquidation reserve discussed above, below cost. The reserve includes models where it is determined that the estimated realizable value is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models are to be included in the reserve and the NRV of such models. The estimated NRV of each model is the per unit price that it is estimated to be received if the model was sold in the marketplace. This reserve will vary depending upon the specific models selected, the estimated NRV for each model and quantities of each model that are determined will be sold below cost from quarter to quarter. A roll-forward of the NRV reserve is as follows (in thousands):

	Three Months Ended March 31, 2006	Year Ended December 31, 2005

NRV reserve, beginning of period	$509	$506
NRV provision	87	1,660
NRV write-offs	(203)	(1,657)

NRV reserve, end of period	$393	$509

(9)	LOAN RECEIVABLE

On January 8, 2003, the Company entered into a loan agreement with Horizon Navigation, Inc. (“Horizon”) a California corporation and vendor to the Company, that was subsequently modified on February 6, 2003. Horizon was permitted to borrow up to $2 million per annum, at Cobra’s discretion, up to an aggregate amount of $6 million at December 31, 2005. The loan accrued interest at a variable rate at a fixed margin above the prime rate. The loan agreement provides that the interest will be added to the principal amount of the loan. The principal amount of the loan and all accrued interest were paid in full at maturity as of January 3, 2006.

In connection with the repayment of the loan, Cobra and Horizon agreed to terminate their development and license agreement. As part of the agreement, Horizon refunded a portion of previously paid development fees and released Cobra from the obligation to pay royalties on the sale of products using the Horizon Navigation platform. The termination of the Horizon Navigation agreement resulted in a net benefit of $724,000 that was recorded as a reduction to cost of sales in the fourth quarter of 2005.

Certain amounts of callable and non-callable warrants to purchase shares of common stock of Horizon were issued to the Company each time the Company made a loan to Horizon in excess of specified amounts. Based on Horizon’s financial performance, the Company assigned no value to these warrants. During the first nine months of 2005, the Company adopted the equity method of accounting to recognize its pro-rata share of Horizon’s pre-tax losses. The termination of the Horizon Navigation agreement and the repayment in full of the loan from Cobra resulted in a gain in the fourth quarter 2005 as losses previously recognized under the equity method of accounting were offset.

(10)	OTHER CURRENT ASSETS

Other current assets consist of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Receivable from vendors (RTV)	$1,649	$2,365
Prepaid assets	1,405	1,411
Miscellaneous receivables	1,951	692
Prepaid packaging & design	760	668
Prepaid royalties – Horizon	387	478

Total	$6,152	$5,614

(11)	OTHER INCOME/EXPENSE

The following table shows the components of other income (expense) (in thousands):

	Three Months Ended March 31
	2006	2005
Life insurance proceeds	$—	$7,244
Gain on sale of land	—	1,916
Interest expense	(34)	(25)
Interest income	112	65
Other – net	(174)	(104)

Total	$(96)	$9,096

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary

The Company had a net loss of $1.1 million, or $0.17 per diluted share, in the first quarter of 2006 compared to net earnings of $5.7 million, or $0.86 per diluted share, in the first quarter of 2005. The net earnings decrease from 2005 was mainly due to the absence of the non-operating gains recorded in 2005. Net sales increased by $6 million, or 31.2 percent, to $25.3 million, from $19.3 million in the prior year’s quarter. This increase reflected improved sales of the Mobile Navigation and Detection products. Gross margin for 2006 decreased to 19.8 percent from 21.7 percent in the first quarter of 2005 attributable to sales of older two-way radio models at a lower profit as new models were introduced and the charge associated with the obsolescence of certain intellectual property used for Mobile Navigation. Selling, general and administrative expenses increased to $6.6 million, as compared to $6.3 million in the first quarter of 2005, but declined as a percent of net sales to 26.0 percent from 32.8 percent in the first quarter of 2005.

The Company anticipates year-over-year increases in both revenue and net earnings for the second quarter of 2006. The Company also forecasts that both revenue and net earnings in 2006 will exceed those of 2005, absent the non-recurring events from last year.

First Quarter 2006 vs. First Quarter 2005

For the quarter ended March 31, 2006, the Company reported a net loss of $1.1 million, or $0.17 per diluted share, compared to net earnings of $5.7 million, or $0.86 per diluted share, in the first quarter of 2005. The net earnings decrease was due to lower gross margin percentages and the absence of the non-operating gains recorded in 2005.

Net sales for the first quarter of 2006 increased $6 million, or 31.2 percent, to $25.3 million from net sales of $19.3 million in the first quarter of 2005. This increase reflected improved sales in nearly all of the Company’s domestic product lines, especially sales of Mobile Navigation and Detection products. Sales of Mobile Navigation were up significantly due primarily to improved sales of the NAV ONE™ 4500 and NAV One 4000 which were introduced in the fourth quarter of 2005. Sales of Detection products benefited from the introduction of the Company’s new 12 Band™ models.

Gross margin decreased in the first quarter of 2006 to 19.8 percent from 21.7 percent, primarily due to the lower margin sales of two-way radios and a $486,000 impairment adjustment for the obsolescence of intellectual property owned by Cobra as the Company acquired new intellectual property to support future Mobile Navigation products. The lower margin in two-way radios was attributable sales of older two-way radio models at a lower profit as new models were set to be launched.

Selling, general and administrative expenses increased to $6.6 million, as compared to $6.3 million in the first quarter of 2005, but declined as a percent of net sales to 26.0 percent from 32.8 percent in the first quarter of 2005. The $257,000 increase from 2005 represented higher variable selling expenses because of higher sales. Higher selling expenses were offset by a $440,000 reversal of unused promotional funds from prior periods compared to the $142,000 reversal for the first quarter of 2005. General and administrative expenses increased by $186,000 due to fees for professional services and consulting assistance associated with the Company’s Sarbanes-Oxley Act of 2002 compliance efforts as well as legal fees associated with a trademark opposition proceeding. These increases were offset by lower engineering expenses for non-mobile navigation software development activities.

Other income decreased $9.2 million compared to the three months ended March 31, 2005 due to the non-recurrence of gains recorded in 2005. In the first quarter of 2005, the Company recorded a $7.2 million gain associated with the payment of a death benefit from life insurance maintained to fund a deferred compensation program for a former executive. Also in the first quarter of 2005, the Company recorded a $1.9 million gain on the sale of unimproved property located adjacent to its office and warehouse facility in Chicago.

For the first quarter of 2006, an income tax benefit of $535,000 was recorded compared to an income tax expense of $1.3 million in the first quarter of 2005. The overall effective tax rate for the first quarter of 2006 was 32.2 percent; compared to 18.4 percent for first quarter of 2005. The lower effective tax rate for 2005 reflected the non-taxable nature of the life insurance proceeds received by the Company in 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123R using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of January 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. Results for prior periods have not been restated. The stock-based compensation expense recognized for the first quarter of 2006 totaled $20,000 ($14,000 net of tax).

LIQUIDITY AND CAPITAL RESOURCES

The Company is party to a revolving credit agreement for $45 million with three financial institutions, which extends until January 31, 2007. Borrowings and letters of credit issued under the agreement are secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. Loans outstanding under the credit agreement, as amended, bear interest, at the Company’s option, at 25 basis points below the prime rate or at LIBOR plus 175 basis points. The credit agreement allows the payment of cash dividends and contains certain financial and other covenants, including a requirement that James R. Bazet continue to serve as CEO of the Company. As of March 31, 2006, the Company had no interest bearing debt outstanding and approximately $23.5 million available under this credit line based on asset advance formulas.

Net cash flows provided by operating activities were $417,000 during the first three months of 2006. Significant net cash inflows from operations included a reduction in accounts receivable of $4.4 million, an increase in accounts payable of $1.7 million and the non-cash depreciation and amortization expenses of $1.6 million. Offsetting the inflows were an increase in inventory of $2.8 million, a decrease in accrued liabilities of $1.6 million, a decrease in accrued taxes of $1.1 million, and an increase in other current assets of $830,000.

The Company declared an annual dividend of $0.16 per share, payable on April 28, 2006 to shareholders of record as of April 14, 2006. In accordance with the dividend declaration, the Company recorded a liability of approximately $1 million at March 31, 2006 for the dividends to be paid in April 2006.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2006 to fund its working capital needs.

Investing activities generated cash of $3 million in the first three months of 2006 due to a $3.4 million decrease in the Horizon receivable and $345,000 for capital expenditures, primarily for purchases of tooling.

At March 31, 2006 and 2005, the Company had outstanding inventory purchase orders with suppliers totaling approximately $37.5 million and $28 million, respectively.

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

Liquidation Reserve: The Company maintains a liquidation reserve representing the write-down of returned product from our customers to its net realizable value. Returned inventory is either sold to various liquidators or returned to vendors for partial credit against similar, new models; this decision depends upon the estimated future demand for the models. Judgments are made as to whether various models are to be liquidated or returned to the vendor, taking into consideration the liquidation prices expected to be received and the amount of vendor credit. The amount of the reserve is determined by comparing the cost of each unit returned to the estimated amount to be realized upon each unit’s disposition, either from returning the unit to the vendor for credit towards the cost of a new, similar product or liquidating the unit. This reserve can fluctuate significantly from quarter to quarter depending upon quantities of returned inventory on hand and the estimated liquidation price or vendor credit per unit.

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

Advertising and Sales Promotion Accrual: The advertising and sales promotion accrual reflects amounts provided to retailers and distributors for advertising and sales promotions. Customer programs, generally agreed to at the beginning of each year, are mainly variable programs dependent on sales and may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new promotional opportunities. Accruals are made monthly for each customer by multiplying the customer’s estimated program accrual percentage by the customer’s actual sales. Therefore, this accrual will vary quarter to quarter depending on a given quarter’s sales and the sales mix of customers. In addition, should a customer significantly exceed or fall short of its planned program sales, negotiate changes to the term of the existing programs or add new ones, adjustments may need to be made to the customer’s estimated program accrual percentage due to certain minimum and/or maximum sales thresholds in such customer’s programs. Periodic adjustments may also be necessary.

Deferred Compensation: Obligations under the deferred compensation plans (most of which are non-qualified defined benefit plans) and annual deferred compensation expense are determined by a number of assumptions. Key assumptions in the determination of obligations under the deferred compensation plans and annual deferred compensation expense include the discount rate and anticipated compensation for each individual covered by the plans, which in part is dependent upon the anticipated future profitability of the Company. The discount rate for 2006 and 2005 was 7 percent. The compensation increase assumptions are based on historical experience and anticipated future performance. The Company maintains life insurance policies for certain current and former executives to provide funding for future deferred compensation obligations. As of March 31, 2006, the cash surrender value of the insurance policies in force for the Company’s president and chief executive officer was $799,000.

Software Related to Products to be Sold: The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell. Such costs are capitalized and deferred as intangible assets in accordance with SFAS No. 86. Such costs consist of expenditures incurred after technological feasibility of the software has been established and a working model of the product developed and consist principally of coding and related costs. Such costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the estimated product life cycle. Software related intangible assets are reviewed at each balance sheet date for possible impairment as required by paragraph 10 of SFAS No. 86 and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying value is reduced to the estimated fair value.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States. See Note 1 to Cobra’s condensed consolidated financial statements included under Item 1, which is incorporated herein by reference, for a description of the Company’s significant accounting policies.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign exchange rates. The Company does not have any interest rate exposure at March 31, 2006, as there was no outstanding debt as of that date. Debt incurred is priced at interest rates that float with the market and therefore the fair value of the Company’s debt is not significantly affected by changes in market interest rates.

The Company’s suppliers are located in China, Hong Kong, Italy and the Philippines. In the first quarter of 2006, approximately 11.3 percent of the Company’s sales were outside the United States, principally in Europe and Canada, compared to 15.5 percent in the first quarter of 2005. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in U.S. dollars, except for some of the billings of its European business, which are conducted in Euros. The Company does not use derivative financial or commodity instruments for trading or speculative purposes; however, forward contracts are occasionally used for hedging some Euro denominated transactions for the Company’s European business. Please refer to Note 5 to the Company’s condensed consolidated financial statements, included under Item 1, which is incorporated herein by reference. A 10 percent movement in the U.S. dollar/Euro exchange rate on the forward contracts outstanding at March 31, 2006 would result in approximately a $98,000 increase or decrease in the market value of the Company’s forward contracts held at March 31, 2006.

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

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of March 31, 2006.

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits

a)	Exhibit 10.01 Technology Patent License Agreement dated March 31, 2006 between TeleAtlas North America, Inc. and Cobra Electronics Corporation. (confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks).

b)	Exhibit 31.1 Rule 13a-14(a)/15(d) – 14(a) Certification of the Chief Executive Officer

c)	Exhibit 31.2 Rule 13a-14(a)/15(d) – 14(a) Certification of the Chief Financial Officer

d)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer

e)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/S/ MICHAEL SMITH
Michael Smith
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer)

Dated: May 12, 2006

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.01	Technology Patent License Agreement dated March 31, 2006 between TeleAtlas North America, Inc. and Cobra Electronics Corporation. (confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks).

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.