Form 10-Q
period 2006-06-30
COBRA ELECTRONICS CORP
filed 2006-08-11
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

YES ☐    NO ☒

Number of shares of Common Stock of Registrant outstanding as of August 4, 2006: 6,489,247

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended (Unaudited )		Six Months Ended (Unaudited )
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net sales	$39,586	$33,672	$64,893	$52,963
Cost of sales	35,413	25,064	55,698	40,171

Gross profit	4,173	8,608	9,195	12,792
Selling, general and administrative expense	8,117	7,730	14,705	14,062

(Loss) earnings from operations	(3,944)	878	(5,510)	(1,270)

Other (expense) income	(100)	(20)	(196)	9,075

(Loss) earnings before income taxes	(4,044)	858	(5,706)	7,805
Tax (benefit) provision	(1,358)	135	(1,892)	1,415

Net (loss) earnings	$(2,686)	$723	$(3,814)	$6,390

Net (loss) earnings per common share:
Basic	$(0.41)	$0.11	$(0.59)	$0.99
Diluted	$(0.40)	$0.11	$(0.56)	$0.97

Weighted average shares outstanding:
Basic	6,489	6,445	6,489	6,445
Diluted	6,753	6,583	6,766	6,576
Dividends declared per common share	$—	$—	$0.16	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	(Unaudited)
	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,013	$6,704
Receivables, less allowance for claims and doubtful accounts of $271 at June 30, 2006 and $275 at December 31, 2005	21,698	28,710
Inventories, primarily finished goods	25,420	21,837
Deferred income taxes	5,749	5,237
Loan receivable	—	3,374
Other current assets	6,017	5,614

Total current assets	67,897	71,476

Property, plant and equipment, at cost:
Buildings and improvements	5,406	5,398
Tooling and equipment	18,258	17,612

	23,664	23,010
Accumulated depreciation	(17,278)	(16,342)
Land	230	230

Net property, plant and equipment	6,616	6,898

Other assets:
Cash surrender value of officers’ life insurance policies	3,634	3,672
Intangible assets	7,907	10,084
Other assets	554	792

Total other assets	12,095	14,548

Total assets	$86,608	$92,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets-Continued

(in thousands, except share data)

	(Unaudited)
	June 30, 2006	December 31, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,096	$5,292
Accrued salaries and commissions	523	1,315
Accrued advertising and sales promotion costs	2,077	2,935
Accrued product warranty costs	1,408	1,618
Accrued income taxes	—	646
Other accrued liabilities	1,424	1,725

Total current liabilities	12,528	13,531

Non-current liabilities:
Deferred compensation	5,469	5,062
Deferred income taxes	699	1,691
Other long term liabilities	378	386

Total non-current liabilities	6,546	7,139

Total liabilities	19,074	20,670

Shareholders’ equity:
Preferred stock, $1 par value, shares authorized - 1,000,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized, 7,039,100 issued for 2006 and 2005	2,345	2,345
Paid-in capital	19,787	19,761
Retained earnings	49,402	54,255
Accumulated comprehensive loss	(142)	(251)

	71,392	76,110
Treasury stock, at cost (549,853 shares for 2006 and 2005)	(3,458)	(3,458)
Officer’s note receivable	(400)	(400)

Total shareholders’ equity	67,534	72,252

Total liabilities and shareholders’ equity	$86,608	$92,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended (Unaudited)
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net (loss) earnings	$(3,814)	$6,390
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
Equity loss in Horizon	—	111
Depreciation and amortization	2,648	1,510
Impairment of product software	2,757	—
Deferred income taxes	(1,504)	(266)
Loss on cash surrender value (“CSV”) life insurance	346	47
Stock-based compensation	26	—
Gain on ex-officer’s life insurance	—	(7,244)
Gain on sale of fixed assets	—	(1,925)

Changes in assets and liabilities:
Receivables	7,056	6,937
Inventories	(3,515)	(1,247)
Other current assets	(896)	(4,037)
Accounts payable	1,763	1,550
Accrued income taxes	(646)	(952)
Accrued liabilities	(2,173)	(1,848)
Deferred compensation	407	373
Other long term liabilities	(8)	(5)

Net cash flows provided by (used in) operating activities	2,447	(606)

Cash flows from investing activities:
Capital expenditures	(916)	(1,031)
Loan receivable	3,374	(96)
Premiums on CSV life insurance	(308)	(288)
Intangible assets	(1,181)	(1,444)
Life insurance proceeds	—	11,204
Proceeds on sale of land	—	2,015

Net cash flows provided by investing activities	969	10,360

Cash flows from financing activities :
Dividends paid to shareholders	(1,038)	—

Net cash flows used in financing activities	(1,038)	—

Effect of exchange rate changes on cash and cash equivalents	(69)	(200)

Net increase in cash	2,309	9,554
Cash at beginning of period	6,704	2,600

Cash at end of period	$9,013	$12,154

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$59	$49
Income taxes, net of refunds	$332	$2,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2006 and 2005

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

TRANSLATION OF FOREIGN CURRENCY — Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at quarter end. Revenues and expenses are translated at average exchange rates prevailing during the quarter. Gains or losses on foreign currency transactions and the related tax effects are reflected in net earnings. The resulting translation adjustments are included in stockholders’ equity as accumulated comprehensive income or loss.

USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period that are largely based on current business conditions, including economic climate, revenue growth, sales return rates, net realizable value of returned products and changes in certain working capital amounts. The Company believes its estimates and assumptions are reasonable. However, actual results and the timing of the recognition of such amounts could differ from those estimates.

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

The Company determines its allowance for claims and doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation to the Company. The Company writes off accounts receivable against the allowance for claims and doubtful accounts when they are judged to be uncollectible, and payments subsequently received on such receivables are credited to customer claims or bad debt expense.

INVENTORIES — Inventories are recorded at the lower of cost, on a first-in, first-out basis, or market.

ADVERTISING AND SALES PROMOTION EXPENSES — These costs reflect amounts provided to retailers and distributors for advertising and sales promotions and are expensed as incurred. Customer programs, generally agreed to at the beginning of each year, are mainly variable programs dependent on sales and special promotional events and may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new, or changes to existing, promotional programs. Advertising and sales promotion expenses for the three months ended June 30, 2006 and 2005 totaled $1.7 million and $1.5 million, respectively and totaled $2.8 million and $2.5 million, respectively for the six months ended June 30, 2006 and 2005.

COMPREHENSIVE INCOME (LOSS) — The Company reports comprehensive income under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income includes net earnings and other non-owner changes in equity that are not included in the statement of operations, but instead reported as a separate component of equity. For the three-month and six-month periods ended June, 2006 and 2005, other comprehensive income includes only one component, which is the change in the foreign currency translation adjustment.

CONCENTRATION OF CREDIT RISK — The Company has evaluated its concentration of credit risk as it applies both to customers and to the institutions with which it places cash investments.

The Company believes that its concentration of credit risk as it applies to customers is low due to its broad customer base in all regions of the United States, as well as other areas in North America and Europe. Currently, the company is not using credit insurance for any of its accounts although such coverage is evaluated regularly in light of management’s judgment of credit risk and the expense to acquire such insurance.

The Company places temporary cash investments with institutions of high credit quality. At June 30, 2006 and December 31, 2005, the Company had approximately $9.0 million and $6.7 million, respectively, on deposit with such financial institutions, of which $8.9 million and $6.6 million, respectively, were in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of this concentration. Consequently, no significant concentration of credit risk is considered to exist.

DEPRECIATION — Depreciation of buildings, improvements, tooling and equipment is computed using the straight-line method over the following estimated useful lives. Depreciation expense totaled $477,000 and $933,000 for the three and six months ending June 30, 2006, respectively and totaled $477,000 and $930,000 for the three and six months ended June 30, 2005, respectively.

Classification	Life
Buildings	30 years
Building improvements	20 years
Motor vehicles	3 - 5 years
Equipment	5 - 10 years
Tools, dies and molds	1.5 - 3 years

LONG-LIVED ASSETS — Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates impairment, the carrying amount of such assets are reduced to the estimated fair value of such assets.

LOAN RECEIVABLE – On January 8, 2003, the Company entered into a loan agreement with Horizon Navigation, Inc. (“Horizon”) a California corporation and vendor to the Company, that was subsequently modified on February 6, 2003. Horizon was permitted to borrow up to $2 million per annum, at Cobra’s discretion, up to an aggregate amount of $6 million at December 31, 2005. The loan accrued interest at a variable rate at a fixed margin above the prime rate. The loan agreement provided that the interest will be added to the principal amount of the loan. The principal amount of the loan and all accrued interest were paid in full at maturity as of January 3, 2006.

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

RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT EXPENDITURES — Research and product development expenditures, as well as non-capitalized engineering costs, are expensed as incurred. For the three and six months ended June 30, 2006 these expenditures amounted to $424,000 and $846,000, respectively and for the three and six months ended June 30, 2005 these expenditures amounted to $627,000 and $1.2 million, respectively. Certain engineering costs associated with the development of mobile navigation products were capitalized in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”).

SHIPPING & HANDLING — Shipping and handling costs are included in cost of goods sold, and the amounts invoiced to customers relating to shipping and handling are included in net sales.

SOFTWARE RELATED TO PRODUCTS SOLD — The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell, mainly Mobile Navigation products. Such costs are capitalized and deferred as intangible assets in accordance with SFAS No. 86. Such costs consist of expenditures incurred after technological feasibility of the software has been established either from a working model of the product developed, a detail design, or the purchase of computer software that has an alternative future use. Such costs which consist principally of coding and related costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the estimated product life cycle. Software related intangible assets are reviewed at each balance sheet date for possible impairment as required by paragraph 10 of SFAS No. 86, and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value. The impairment charges for the three and six months ended June 30, 2006 totaled $2.3 million and $2.8 million, respectively.

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

STOCK-BASED COMPENSATION — At June 30, 2006, the Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

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

Effective January 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of January 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. The Company has not awarded stock-based compensation to employees, officers or directors during the six-month period ended June 30, 2006. The stock-based compensation expense for the three and six months ended June 30, 2006 totaled $6,000 and $26,000, respectively. In accordance with SFAS 123R, results for prior periods have not been restated.

The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton option pricing model and the assumptions at June 30, 2006 and 2005 as shown in the following table:

	2006	2005
Risk-free interest rate	4.0 – 4.3%	4.0 – 4.7%
Expected life	10 years	10 years
Expected volatility	42-43%	42-43%

The effect on earnings and earnings per share if the fair value recognition provisions of SFAS 123R were applied to the three and six months ending June 30, 2005 is shown in the following table:

	Pro forma June 30, 2005
	Three Months	Six Months
Net earnings, as reported	$723	$6,390
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16)	(37)

Pro forma net earnings	$707	$6,353

Net earnings per common share:
Basic — as reported	$.11	$.99
Basic — pro forma	$.11	$.99
Diluted — as reported	$.11	$.97
Diluted — pro forma	$.11	$.97

INCOME TAXES — The Company provides for income taxes under the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recorded based on the expected tax effects of future taxable income or deductions resulting from differences in the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when necessary to reduce net deferred tax assets to the amount considered more likely than not to be realized. For the three and six months ending June 30, 2006, the Company recorded a tax benefit of $1.4 million and $1.9 million, respectively, versus a tax expense of $135,000 and $1.4 million, respectively, for the same periods in 2005. The effective tax rate for the second quarter was 33.6 percent for 2006 as compared to 15.7 percent for the same period in 2005. On a year to date basis, the effective tax rate was 33.2 percent for 2006 and 18.1 percent for 2005. The lower effective tax rate for 2005 reflects the non-taxable life insurance proceeds received in 2005.

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

NEW ACCOUNTING PRONOUNCEMENT — The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on July 13, 2006. FIN 48 clarifies FAS No. 109, “Accounting for Income Taxes” by providing the criterion a tax position must satisfy for some or all of the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is reviewing the requirements and impact of FIN 48 prior to implementation on January 1, 2007.

(2)	PURCHASE ORDERS AND COMMITMENTS

At June 30, 2006 and 2005, the Company had outstanding inventory purchase orders with suppliers totaling approximately $35.5 million and $31.3 million, respectively.

(3)	(LOSS) EARNINGS PER SHARE

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Basic (loss) earnings per share:
Net (loss) earnings available to common shareholders (in thousands)	$(2,686)	$723	$(3,814)	$6,390
Weighted-average shares outstanding	6,489,247	6,444,815	6,489,247	6,444,815

Basic (loss) earnings per share	$(0.41)	$0.11	$(0.59)	$0.99

Diluted (loss) earnings per share:
Weighted-average shares outstanding	6,489,247	6,444,815	6,489,247	6,444,815
Dilutive shares issuable in connection with stock option plans	601,166	611,348	601,166	611,348
Less: shares purchasable with proceeds	(337,376)	(473,447)	(324,077)	(480,582)

Total	6,753,037	6,582,716	6,766,336	6,575,581

Diluted (loss) earnings per share	$(0.40)	$0.11	$(0.56)	$0.97

(4)	COMPREHENSIVE (LOSS) INCOME

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)		(in thousands)
Net (loss) earnings	$(2,686)	$723	$(3,814)	$6,390
Accumulated other comprehensive (loss) income :
Foreign currency translation adjustment (no tax effect)	61	(54)	109	(163)

Total comprehensive (loss) income	$(2,625)	$669	$(3,705)	$6,227

(5)	FINANCIAL INSTRUMENTS

The Company conducts business with various manufacturing and distribution facilities and product sourcing locations around the world. The Company reduces its exposure to fluctuations in foreign exchange rates by creating offsetting positions through derivative financial instruments. The Company currently does not use derivative financial instruments for trading or speculative purposes. The Company regularly monitors foreign exchange exposures and attempts to minimize such exposure with the use of hedge contracts.

The Company’s current hedging activity is limited to foreign currency purchases. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that eventual settlements of foreign currency transactions will be adversely affected by changes in exchange rates. The Company hedges these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the instruments are carried at fair value in the Condensed Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in earnings as cost of sales. Foreign exchange loss totaled $45,000 and $236,000, respectively for the three and six months ended June 30, 2006 and foreign exchange gain totaled $344,000 and $697,000, respectively, for the three and six months ended June 30, 2005.

(6)	INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2006 and December 31, 2005 (in thousands):

	(Unaudited)
	June 30, 2006	December 31, 2005
Internal use software	$1,783	$1,771
Less accumulated amortization	(1,643)	(1,605)

	140	166

ERP internal software system	3,826	3,599
Less accumulated amortization	(513)	(257)

	3,313	3,342

Trademarks and patents	1,587	1,566
Less accumulated amortization	(572)	(520)

	1,015	1,046

Product software	3,689	8,004
Less accumulated amortization	(250)	(2,474)

	3,439	5,530

Total	$7,907	$10,084

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

Amortization expense for intangible assets for the three and six months ended June 30, 2006 was $772,000 and $1.1 million, respectively. Impairment charges (as discussed below) for the three and six month periods ended June 30, 2006 was $2.3 million and $2.8 million, respectively. Amortization expense for the three and six months ended June 30, 2005 was $183,000 and $584,000, respectively. Product software assets are reviewed for possible impairment at each balance sheet date as required by paragraph 10 of SFAS No. 86 or SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value of such assets.

In connection with its second quarter review, management determined that the intellectual property (product software) for its first generation handheld GPS and mobile navigation products was impaired. Accordingly, the carrying value of certain product software was reduced by $2.3 million during the three months ended June 30, 2006. During the first six months of 2006, the Company reduced the carrying value of product software for first generation handheld GPS and mobile navigation products by $2.8 million. Management believes that the values of other intangible assets are without impairment and all intangible assets are reflected at their fair values as of June 30, 2006.

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

	Six Months Ended June 30, 2006	Year Ended December 31, 2005
Accrued product warranty costs, beginning of period	$1,618	$1,277
Warranty provision	1,496	2,914
Warranty expenditures	(1,706)	(2,573)

Accrued product warranty costs, end of period	$1,408	$1,618

(8)	INVENTORY VALUATION RESERVES

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

	Six Months Ended June 30, 2006	Year Ended December 31, 2005
Liquidation reserve, beginning of period	$874	$715
Liquidation provision	1,599	5,776
Liquidation of models	(1,576)	(5,617)

Liquidation reserve, end of period	$897	$874

The Company maintains a net realizable value (“NRV”) reserve to write-down, as necessary, certain inventory not previously sold to customers, except for that covered by the liquidation reserve discussed above, below cost. The reserve includes models where it is determined that the estimated realizable value is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models are to be included in the reserve and the NRV of such models. The estimated NRV of each model is the per unit price that is estimated to be received if the model was sold in the marketplace. This reserve will vary depending upon the specific models selected, the estimated NRV for each model and quantities of each model that are determined will be sold below cost from quarter to quarter. A roll-forward of the NRV reserve is as follows (in thousands):

	Six Months Ended June 30, 2006	Year Ended December 31, 2005
NRV reserve, beginning of period	$509	$506
NRV provision	1,776	1,660
NRV write-offs	(341)	(1,657)

NRV reserve, end of period	$1,944	$509

The $1.8 million NRV provision for the first half of 2006 includes a second quarter charge of $1.5 million to write down the inventory of the first generation handheld GPS and mobile navigation products to the estimated realizable sales value.

(9)	LOAN RECEIVABLE

On January 8, 2003, the Company entered into a loan agreement with Horizon Navigation, Inc. (“Horizon”) a California corporation and vendor to the Company, that was subsequently modified on February 6, 2003. Horizon was permitted to borrow up to $2 million per annum, at Cobra’s discretion, up to an aggregate amount of $6 million at December 31, 2005. The loan accrued interest at a variable rate at a fixed margin above the prime rate. The loan agreement provided that the interest will be added to the principal amount of the loan. The principal amount of the loan and all accrued interest were paid in full at maturity as of January 3, 2006.

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

(10)	OTHER CURRENT ASSETS

Other current assets consisted of the following at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Receivable from vendors	$1,423	$2,365
Prepaid assets	3,169	1,984
Income tax refund/receivable	694	597
Prepaid packaging & design	731	668

Total	$6,017	$5,614

(11)	OTHER INCOME/EXPENSE

The following table shows the components of other (expense) income (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Gain on ex-officer’s life insurance	$—	$—	$—	$7,244
Gain on sale of land	—	—	—	1,916
Interest expense	(25)	(24)	(59)	(49)
Interest income	70	86	182	151
Gain (loss) on cash surrender value of life insurance	(142)	10	(346)	(47)
Horizon equity loss	—	(86)	—	(111)
Other – net	(3)	(6)	27	(29)

Total	$(100)	$(20)	$(196)	$9,075

(12)	SUBSEQUENT EVENT

The Company’s $400,000 loan to James R. Bazet, President and Chief Executive Officer was scheduled for repayment on July 18, 2006. Mr. Bazet repaid the loan on July 14, 2006. The payment including accrued interest, amounted to $490,000.

On August 10, 2006, the Company entered into Waiver and Amendment No. 8 to the revolving credit agreement pursuant to which its lenders waived certain covenant violations that would have otherwise occurred with respect to the quarter ended June 30, 2006 due to the asset write-down charges of $4.6 million. The amendment also amends the financial covenants contained in the revolving credit agreement through the term of the credit agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary

The Company had a net loss of $2.7 million, or $.40 per diluted share, in the second quarter of 2006 compared to net earnings of $723,000, or $.11 per diluted share, in the second quarter of 2005. The net earnings decrease from 2005 reflects the reduction in the value of certain intellectual property and inventory pertaining to the Company’s first generation handheld GPS and mobile navigation products.

Net sales increased by $5.9 million, or 17.6 percent, to $39.6 million, from $33.7 million in the second quarter of 2005. This increase reflected improved sales of both Mobile Navigation and Detection products. Gross margin for 2006 decreased to 10.5 percent from 25.6 percent in the second quarter of 2005 reflecting the write down of certain intellectual property and inventory related to the first generation handheld GPS and mobile navigation products. Primarily as a result of the increase in sales and associated variable selling expenses, selling, general and administrative expenses increased to $8.1 million, as compared to $7.7 million in the second quarter of 2005, but declined as a percent of net sales to 20.5 percent in the second quarter of 2006 from 23.0 percent in the second quarter of 2005.

The Company anticipates that net sales in 2006 will exceed those of 2005. However, the Company expects a loss for 2006 compared to earnings in 2005 because of the asset write-downs taken in the second quarter. For the third quarter of 2006, the Company anticipates that sales will be approximately equal to those of last year and that net income will decline as compared to last year.

Second Quarter 2006 vs. Second Quarter 2005

For the second quarter ended June 30, 2006, the Company reported a net loss of $2.7 million, or $0.40 net loss per diluted share, compared to net earnings of $723,000, or $0.11 per diluted share, in the second quarter of 2005. The net earnings decrease reflects the write down in value of certain intellectual property and inventory of first generation handheld GPS and mobile navigation products.

Net sales increased $5.9 million, or 17.6 percent, to $39.6 million in the second quarter of 2006 from net sales of $33.7 million in the second quarter of 2005. This increase reflected improved sales in nearly all of the Company’s domestic product lines, especially sales of Mobile Navigation and Detection products. Sales of Mobile Navigation were up $3.8 million in the second quarter of 2006 from the prior year’s second quarter due primarily to sales of the NAV ONE™ 4500 and NAV ONE 4000, which were introduced in the fourth quarter of 2005. Additionally, sales in this category increased as a result of sales of the NAV ONE 2950 to a major customer. Sales of Detection products, which increased 25.7% from the prior year’s second quarter, benefited from the introduction of the Company’s new 12 Band™ models. These increases were offset, in part, by a decline in two-way radio sales due to the continuing impact of the production delays of the new lithium ion battery powered models.

Gross margin decreased in the second quarter of 2006 to 10.5 percent from 25.6 percent in the second quarter of 2005, primarily due to a $2.3 million impairment charge for certain intellectual property pertaining to first generation handheld GPS and mobile navigation products and a $2.3 million inventory write down attributable to lower selling prices on these products. Both of these items combined represented a decrease of 11.7 gross margin points. In addition, margins were negatively impacted by lower than anticipated sales of the lithium ion two-way radios as the Company experienced production delays and incurred substantial airfreight expenses to ensure that customers remained in stock on these items, as well as selling a higher proportion of the older reduced margin products compared to 2005.

Selling, general and administrative expenses increased to $8.1 million in the second quarter of 2006 as compared to $7.7 million in the second quarter of 2005, but declined as a percent of net sales to 20.5 percent in the second quarter of 2006 from 23.0 percent in the second quarter of 2005. The $387,000 increase from 2005 was attributed to higher variable selling expenses of $333,000, higher general and administrative expenses of $258,000 and lower engineering expenditures of $203,000. The increased variable selling expenses reflected higher sales for the second quarter of 2006 compared to 2005, but were partially offset by a $443,000 increase in reversal of unused promotional funds from prior periods compared to the second quarter of 2005. Two factors contributed to the increase in the amount of unused promotional funds reversed in 2006 compared to 2005. First, in 2005, there was a higher amount reversed for unused customer funds for price related programs, the costs of which are initially recorded as a reduction in revenue instead of as a selling expense in selling, general and administrative expenses. Secondly, a substantial portion of selling expenses accrued for retailers and distributors is ultimately paid upon proof of performance, some of which can only be resolved over the passage of time. The increased general and administrative expenses in the second quarter of 2006 were due to higher compensation expense for several previously open positions that have since been filled and for expenses associated with the Company’s ERP system placed in service on January 1, 2005. The lower engineering expenses reflect the capitalization of certain salary and related expenses for mobile navigation software development activities that began in the third quarter of 2005.

Other expense increased $80,000 in the second quarter of 2006 compared to the three months ended June 30, 2005 due to a loss on the cash surrender value of life insurance policies compared to a small gain in 2005.

For the second quarter of 2006, an income tax benefit of $1.4 million was recorded compared to an income tax expense of $135,000 in the second quarter of 2005. The overall effective tax rate for the second quarter of 2006 was 33.6 percent compared to 15.7 percent for second quarter of 2005. The lower effective tax rate for 2005 was due to the non-taxable nature of the life insurance gain received by the Company in 2005 for which the impact was spread equally over the four quarters of 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123R using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of January 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. Results for prior periods have not been restated. The stock-based compensation expense recognized for the second quarter of 2006 totaled $6,000.

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

For the six months ended June 30, 2006, the Company reported a net loss of $3.8 million, or a net loss of $0.56 per diluted share, compared to net earnings of $6.4 million, or $.97 per diluted share, in the first half of 2005. The net earnings decrease reflects the second quarter 2006 charges associated with the reduction in the value of certain intellectual property and inventory for first generation handheld GPS and mobile navigation products as well as the non-recurring life insurance and land sale gains recorded in the first quarter of 2005.

Net sales for the first half of 2006 increased $11.9 million, or 22.5 percent, to $64.9 million from net sales of $53.0 million in the first half of 2005. This increase reflected improved sales in nearly all of the Company’s domestic product lines, particularly sales of Mobile Navigation and Detection products. Sales of Mobile Navigation were up $7.3 million in the first half of 2006 due primarily to sales of the NAV ONE™ 4500 and NAV ONE 4000, which were introduced in the fourth quarter of 2005, as well as sales of the NAV ONE 2950 to a major customer. Sales of Detection products, which increased 19.9 percent in the first half of 2006 from the same period in the prior year, benefited from the introduction of the Company’s new 12 Band™ models.

Gross margin decreased in the first six months of 2006 to 14.2 percent from 24.2 percent in the first six months of 2005 primarily due to a $2.8 million of impairment charges in the first and second quarters of 2006 for certain intellectual property pertaining to first generation handheld GPS and mobile navigation products and a $2.3 million inventory write down attributable to lower selling prices on these products. Both of these items combined represented a decrease of 7.8 gross margin points. In addition, margins were negatively impacted by lower than anticipated sales of the new lithium ion two-way radios as the Company experienced production delays and incurred substantial airfreight expenses to ensure that customers remained in stock on these items, as well as selling a higher proportion of the older reduced margin products compared to 2005. Partially offsetting these decreases were increases in the first six months of 2006 in the Detection products because of the impact of the new 12 band line and in Citizens Band radios gross margin because of lower pricing incentives than in 2005.

Selling, general and administrative expenses increased to $14.7 million in the first half of 2006 as compared to $14.1 million in the first half of 2005, but declined as a percent of net sales to 22.7 percent in the first half of 2006 from 26.6 percent in the first half of 2005. The $643,000 increase from 2005 was attributed to higher variable selling expenses of $604,000, higher general and administrative expenses of $442,000 and lower engineering expenditures of $396,000. The increased variable selling expenses reflected higher sales for the first half of 2006, which were partially offset by a $624,000 reversal of unused promotional funds from prior periods compared to the $73,000 reversal for the first half of 2005. Two factors contributed to the increase in the amount of unused promotional funds reversed in 2006 compared to 2005. First, in 2005, there was a higher amount reversed for unused customer funds for price related programs, the costs of which are initially recorded as a reduction in revenue instead of as a selling expense in selling, general and administrative expenses. Secondly, a substantial portion of selling expenses accrued for retailers and distributors is ultimately paid upon proof of performance, some of which can only be resolved over the passage of time. The higher general and administrative expenses resulted from increased professional service fees mainly for Sarbanes-Oxley compliance work, higher legal fees for trademark and patent matters, and expenses associated with the ERP System that was placed in service on January 1, 2005. The lower engineering expenses reflect the capitalization of certain salary expense for mobile navigation software development activities that began in the third quarter of 2005.

Other income decreased $9.3 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to the non-recurring gains recorded in the first quarter of 2005, which consisted of a $7.2 million gain associated with the payment of a death benefit from life insurance maintained to fund a deferred compensation program for the former president of the Company and a $1.9 million gain on the sale of unimproved property located adjacent to the Company’s office and warehouse facility in Chicago.

For the six-month period ended June 30, 2006, an income tax benefit of $1.9 million was recorded compared to an income tax expense of $1.4 million in the same period of 2005. The overall effective tax rate for the six month period of 2006 was 33.2 percent, compared to 18.1 percent for six-month period of 2005. The lower effective tax rate for 2005 was due to the non-taxable nature of the life insurance gain received by the Company for which the impact was equally spread over the four quarters of 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123R using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of January 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. Results for prior periods have not been restated. The stock-based compensation expense recognized for the first half of 2006 totaled $26,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company is party to a revolving credit agreement for $45 million with three financial institutions, which extends until January 31, 2007. Borrowings and letters of credit issued under the agreement are secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. Loans outstanding under the credit agreement, as amended, bear interest, at the Company’s option, at 25 basis points below the prime rate or at LIBOR plus 175 basis points. The credit agreement allows the payment of cash dividends and contains certain financial and other covenants, including a requirement that James R. Bazet continue to serve as CEO of the Company. As of June 30, 2006, the Company had no interest bearing debt outstanding and approximately $22.8 million available under this credit line based on asset advance formulas. On August 10, 2006, the Company entered into Waiver and Amendment No. 8 to the revolving credit agreement pursuant to which its lenders waived certain covenant violations that would have otherwise occurred with respect to the quarter ended June 30, 2006 due to the asset write-down charges of $4.6 million. The amendment also amends the financial covenants through the tern of the credit agreement.

Net cash flows provided by operating activities were $2.4 million during the first six months of 2006. Significant net cash inflows from operations included a reduction in accounts receivable of $7.1 million, an increase in accounts payable of $1.8 million, non-cash depreciation and amortization of $2.6 million, and impairment charges of $2.8 million. The decrease in accounts receivable resulted from collections on increased fourth quarter of 2005 sales. The increase in accounts payable was due to higher purchases of inventory in the first six months of 2006.

Offsetting the inflows were an increase in inventory of $3.5 million, a decrease in accrued liabilities of $2.2 million, an increase in deferred taxes of $1.5 million, and a decrease in accrued taxes of $0.6 million. The increase in inventory represented a build-up resulting from normal seasonal requirements and forecasted sales for the third and fourth quarters. The decrease in accrued liabilities was due to payments of year-end accruals for bonuses, advertising and promotional funds.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2006 to fund its working capital needs.

Investing activities generated cash of $1.0 million in the first half of 2006 due to the payment of $3.4 million relating to the Horizon receivable paid on January 3, 2006, partially offset by a $1.2 million increase in intangible assets, primarily for mobile navigation product software and $0.9 million for capital expenditures, primarily for purchases of tooling.

The Company declared an annual dividend of $0.16 per share, payable on April 28, 2006 to shareholders of record as of April 14, 2006, which utilized $1 million during the first six months of 2006 for financing activities.

At June 30, 2006 and 2005, the Company had outstanding inventory purchase orders with suppliers totaling approximately $35.5 million and $31.3 million, respectively.

On July 14, 2006, James R. Bazet, President and Chief Executive Officer, repaid a $400,000 loan to the Company due on July 18, 2006. The payment, including accrued interest, amounted to $490,000.

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

Warranty Reserve: The Company generally provides a one year consumer warranty for its products and also allows its customers to return product that has been returned by their customers. Consequently, the Company maintains a warranty reserve, which reflects historical return rates by product category multiplied by the most recent six months of unit sales and the unit standard cost of each model. The Company uses the most recent six months of unit sales in its estimate, as historical experience indicates that most returns will occur within six months of the Company’s original sale date. Therefore, judgments must be made based on historical return rates and how the returned product will be disposed of, either by liquidation or return to vendors for credit on new purchases. This reserve may vary based upon the level of sales and changes in historical return rates from quarter to quarter as well as estimated costs of disposal, either liquidation prices or credit given by vendors.

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

Advertising and Sales Promotion Accrual: The advertising and sales promotion accrual reflects amounts provided to retailers and distributors for advertising and sales promotions. Customer programs, generally agreed to at the beginning of each year, are mainly variable programs dependent on sales and may be revised during the course of the year based upon a customer’s projected sales and other factors, such as new promotional opportunities. Accruals are made monthly for each customer by multiplying the customer’s estimated program accrual percentage by the customer’s actual sales. Therefore, this accrual will vary quarter to quarter depending on a given quarter’s sales and the sales mix of customers. In addition, should a customer significantly exceed or fall short of its planned program sales, negotiate changes to the term of the existing programs or add new programs, adjustments may need to be made to the customer’s estimated program accrual percentage due to certain minimum and/or maximum sales thresholds in such customer’s programs. Periodic adjustments may also be necessary.

Deferred Compensation: Obligations under the deferred compensation plans (most of which are non-qualified defined benefit plans) and annual deferred compensation expense are determined by a number of assumptions. Key assumptions in the determination of obligations under the deferred compensation plans and annual deferred compensation expense include the discount rate and anticipated compensation for each individual covered by the plans, which in part is dependent upon the anticipated future profitability of the Company. The discount rate for 2006 and 2005 was 7 percent. The compensation increase assumptions are based on historical experience and anticipated future performance. The Company maintains life insurance policies for certain current and former executives to provide funding for future deferred compensation obligations. As of June 30, 2006, the cash surrender value of the insurance policies in force for the Company’s president and chief executive officer was $874,000.

Software Related to Products to be Sold: The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell, mainly Mobile Navigation products. Such costs are capitalized and deferred as intangible assets in accordance with SFAS No. 86. Such costs consist of expenditures incurred after technological feasibility of the software has been established either from a working model of the product developed, a detail design, or the purchase of computer software that has an alternative future use. Such costs which consist principally of coding and related costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the estimated product life cycle. Software related intangible assets are reviewed at each balance sheet date for possible impairment as required by paragraph 10 of SFAS No. 86, and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign exchange rates. The Company does not have any interest rate exposure at June 30, 2006, as there was no outstanding debt as of that date. Debt incurred is priced at interest rates that float with the market and therefore the fair value of the Company’s debt is not significantly affected by changes in market interest rates.

The Company’s suppliers are located in China, Hong Kong, Italy and the Philippines. In the second quarter of 2006, approximately 10.8 percent of the Company’s sales were outside the United States, principally in Europe and Canada, compared to 14.4 percent in the second quarter of 2005. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in U.S. dollars, except for some of the billings of its European business, which are conducted in Euros. The Company does not use derivative financial or commodity instruments for trading or speculative purposes; however, forward contracts are occasionally used for hedging some Euro denominated transactions for the Company’s European business. Please refer to Note 5 to the Company’s condensed consolidated financial statements, included under Item 1, which is incorporated herein by reference. A 10 percent movement in the U.S. dollar/Euro exchange rate on the forward contracts outstanding at June 30, 2006 would result in approximately a $102,000 increase or decrease in the market value of the Company’s forward contracts held at June 30, 2006.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report or in other Company filings, press releases, or otherwise. Factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas:

•	global economic and market conditions, including continuation of or changes in the current economic environment;

•	ability of the Company to introduce new products to meet consumer needs, including timely introductions as new consumer technologies are introduced, and customer and consumer acceptance of these new product introductions;

•	pressure for the Company to reduce prices for older products as newer technologies are introduced;

•	significant competition in the consumer electronics business, including introduction of new products and changes in pricing;

•	factors related to foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation, health and safety concerns and effects of fluctuation in exchange rates);

•	ability of the Company to maintain adequate financing, to bear the interest cost of such financing and to remain in compliance with financing covenants;

•	changes in law; and

•	other risk factors, which may be detailed from time to time in the Company’s SEC filings.

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

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of June 30, 2006.

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Shareholders was held on May 9, 2006. The election of three directors was submitted to the shareholders for vote. The following persons were elected Directors of the Company to serve until the annual meeting of the term specified below:

Name	Class	Votes For	Votes Withheld	Term
Henry G. Chiarelli	II	5,294,420	577,632	2009
Robert P. Rohleder	II	5,401,617	470,435	2009
William P. Carmichael	I	5,295,392	576,660	2008

The Class III Directors continuing in office until the 2007 Annual Meeting of Shareholders are Carl Korn and Ian R. Miller. The Class I Director continuing in office until the 2008 Annual Meeting of Shareholders is James R. Bazet.

Item 5.	Other Information

Entry into a Material Definitive Agreement. On August 10, 2006, the Company entered into Waiver and Amendment No. 8 (the “Amendment”) to the Loan and Security Agreement dated January 31, 2002 (as amended, the “Loan Agreement”) among the Company, LaSalle Bank National Association, as lender and agent (the “Agent”) and the other lenders party thereto. The Loan Agreement was amended to modify certain financial covenants and address certain covenant violations that would have otherwise occurred with respect to the quarter ended June 30, 2006 due to the asset write-down charges of $4.6 million.

Item 6. Exhibits

a)	Exhibit 10.1 Waiver and Amendment No. 8 to the Loan and Security Agreement dated as of August 10, 2006 by and among LaSalle Bank National Association, as Lender and As Agent for the Lenders and Cobra Electronics Corporation.

b)	Exhibit 31.1 Rule 13a-14(a)/15(d) – 14(a) Certification of the Chief Executive Officer.

c)	Exhibit 31.2 Rule 13a-14(a)/15(d) – 14(a) Certification of the Chief Financial Officer.

d)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

e)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ MICHAEL SMITH
Michael Smith
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: August 11, 2006

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.1	Waiver and Amendment No. 8 to the Loan and Security Agreement dated as of August 10, 2006 by and among LaSalle Bank National Association, as Lender and As Agent for the Lenders and Cobra Electronics Corporation.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.