Form 10-Q
period 2006-09-30
COBRA ELECTRONICS CORP
filed 2006-11-13
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

YES ☐    NO ☒

Number of shares of Common Stock of Registrant outstanding as of November 10, 2006: 6,423,438

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended (Unaudited )		Nine Months Ended (Unaudited )
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net sales	$35,548	$33,511	$100,441	$86,474
Cost of sales	28,511	25,213	84,209	65,383

Gross profit	7,037	8,298	16,232	21,091
Selling, general and administrative expense	6,850	6,782	21,555	20,845

Earnings (loss) from operations	187	1,516	(5,323)	246

Other income	197	115	1	9,189

Earnings (loss) before income taxes	384	1,631	(5,322)	9,435
Tax provision (benefit)	11	(250)	(1,881)	1,164

Net earnings (loss)	$373	$1,881	$(3,441)	$8,271

Net earnings (loss) per common share:
Basic	$0.06	$0.29	$(0.53)	$1.28
Diluted	$0.06	$0.29	$(0.51)	$1.26

Weighted average shares outstanding:
Basic	6,489	6,445	6,489	6,445
Diluted	6,677	6,595	6,741	6,582
Dividends declared per common share	$—	$—	$0.16	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	(Unaudited)
	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,485	$6,704
Receivables, less allowance for claims and doubtful accounts of $265 at September 30, 2006 and $275 at December 31, 2005	23,785	28,710
Inventories, primarily finished goods	33,189	21,837
Deferred income taxes	6,441	5,237
Loan receivable	—	3,374
Other current assets	6,981	5,614

Total current assets	72,881	71,476

Property, plant and equipment, at cost:
Buildings and improvements	5,415	5,398
Tooling and equipment	18,498	17,612

	23,913	23,010
Accumulated depreciation	(17,656)	(16,342)
Land	230	230

Net property, plant and equipment	6,487	6,898

Other assets:
Cash surrender value of officers’ life insurance policies	3,761	3,672
Intangible assets	8,141	10,084
Other assets	481	792

Total other assets	12,383	14,548

Total assets	$91,751	$92,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets-Continued

(in thousands, except share data)

	(Unaudited)
	September 30, 2006	December 31, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,182	$5,292
Accrued salaries and commissions	646	1,315
Accrued advertising and sales promotion costs	2,002	2,935
Accrued product warranty costs	1,564	1,618
Accrued income taxes	945	646
Other accrued liabilities	1,521	1,725

Total current liabilities	15,860	13,531

Non-current liabilities:
Deferred compensation	5,579	5,062
Deferred income taxes	1,587	1,691
Other long term liabilities	374	386

Total non-current liabilities	7,540	7,139

Total liabilities	23,400	20,670

Shareholders’ equity:
Preferred stock, $1 par value, shares authorized - 1,000,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized, 7,039,100 issued for 2006 and 2005	2,345	2,345
Paid-in capital	19,803	19,761
Retained earnings	49,774	54,255
Accumulated comprehensive loss	(113)	(251)

	71,809	76,110
Treasury stock, at cost (549,853 shares for 2006 and 2005)	(3,458)	(3,458)
Officer’s note receivable	—	(400)

Total shareholders’ equity	68,351	72,252

Total liabilities and shareholders’ equity	$91,751	$92,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended (Unaudited)
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net (loss) earnings	$(3,441)	$8,271
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
Equity loss in Horizon	—	153
Depreciation and amortization	3,421	2,314
Impairment of product software	2,757	—
Deferred income taxes	(1,308)	(1,774)
(Gain) loss on cash surrender value (“CSV”) life insurance	218	(9)
Stock-based compensation	42	—
Gain on ex-officer’s life insurance	—	(7,244)
Gain on sale of fixed assets	—	(1,925)

Changes in assets and liabilities:
Receivables	4,980	5,308
Inventories	(11,251)	(8,033)
Other current assets	(2,143)	(4,345)
Accounts payable	3,856	2,203
Accrued income taxes	299	(469)
Accrued liabilities	(1,870)	562
Deferred compensation	517	591
Other long term liabilities	(12)	(8)

Net cash flows used in operating activities	(3,935)	(4,405)

Cash flows from investing activities:
Capital expenditures	(1,227)	(1,526)
Loan receivable	3,374	(151)
Premiums on CSV life insurance	(308)	(288)
Intangible assets	(1,484)	(2,559)
Life insurance proceeds	—	11,204
Proceeds on sale of land	—	2,015

Net cash flows provided by investing activities	355	8,695

Cash flows from financing activities :
Dividends paid to shareholders	(1,038)	—
Repayment of officer’s note receivable	400	—

Net cash flows used in financing activities	(638)	—

Effect of exchange rate changes on cash and cash equivalents	(1)	(217)

Net (decrease) increase in cash	(4,219)	4,073
Cash at beginning of period	6,704	2,600

Cash at end of period	$2,485	$6,673

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$84	$72
Income taxes, net of refunds	$332	$2,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2006 and 2005

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

ADVERTISING AND SALES PROMOTION EXPENSES — These costs reflect amounts provided to retailers and distributors for advertising and sales promotions and are expensed as incurred. Customer programs, generally agreed to at the beginning of each year, are mainly variable programs dependent on sales and special promotional events and may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new, or changes to existing, promotional programs. Advertising and sales promotion expenses for the three months ended September 30, 2006 and 2005 totaled $1.2 million and $1.3 million, respectively, and totaled $4.0 million and $3.8 million, respectively, for the nine months ended September 30, 2006 and 2005.

COMPREHENSIVE INCOME (LOSS) — The Company reports comprehensive income (loss) under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income includes net earnings and other non-owner changes in equity that are not included in the statement of operations, but instead reported as a separate component of equity. For the three-month and nine-month periods ended September 30, 2006 and 2005, other comprehensive income(loss) included only one component, which was the change in the foreign currency translation adjustment.

CONCENTRATION OF CREDIT RISK — The Company has evaluated its concentration of credit risk as it applies both to customers and to the institutions with which it places cash investments.

The Company believes that its concentration of credit risk as it applies to customers is low due to its broad customer base in all regions of the United States, as well as other areas in North America and Europe. Currently, the company is not using credit insurance for any of its accounts although such coverage is evaluated regularly in light of management’s judgement of credit risk and the expense to acquire such insurance.

The Company places temporary cash investments with institutions of high credit quality. At September 30, 2006 and December 31, 2005, the Company had approximately $2.5 million and $6.7 million, respectively, on deposit with such financial institutions, of which $2.4 million and $6.6 million, respectively, were in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of this concentration. Consequently, no significant concentration of credit risk is considered to exist.

DEPRECIATION — Depreciation of buildings, improvements, tooling and equipment is computed using the straight-line method over the following estimated useful lives. Depreciation expense totaled $376,000 and $1.3 million for the three and nine months ending September 30, 2006, respectively and totaled $464,000 and $1.4 million for the three and nine months ended September 30, 2005, respectively.

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

LOAN RECEIVABLE — On January 8, 2003, the Company entered into a loan agreement with Horizon Navigation, Inc. (“Horizon”) a California corporation and vendor to the Company, that was subsequently modified on February 6, 2003. Horizon was permitted to borrow up to $2 million per annum, at Cobra’s discretion, up to an aggregate amount of $6 million at December 31, 2005. The loan accrued interest at a variable rate at a fixed margin above the prime rate. The loan agreement provided that the interest would be added to the principal amount of the loan. The principal amount of the loan and all accrued interest were paid in full at maturity as of January 3, 2006.

In connection with the repayment of the loan, Cobra and Horizon agreed to terminate their development and license agreement. As part of the agreement, Horizon refunded a portion of previously paid development fees and released Cobra from the obligation to pay royalties on the sale of products using the Horizon platform. The termination of the Horizon agreement resulted in a net benefit of $724,000 that was recorded as a reduction to cost of sales in the fourth quarter of 2005.

Certain amounts of callable and non-callable warrants to purchase shares of common stock of Horizon were issued to the Company each time the Company made a loan to Horizon in excess of specified amounts. Based on Horizon’s financial performance, the Company assigned no value to these warrants. During the first nine months of 2005, the Company adopted the equity method of accounting to recognize its pro-rata share of Horizon’s pre-tax losses. The termination of the Horizon agreement and the repayment in full of the loan from Cobra resulted in a gain in the fourth quarter 2005 as losses previously recognized under the equity method of accounting were offset.

RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT EXPENDITURES — Research and product development expenditures, as well as non-capitalized engineering costs, are expensed as incurred. For the three and nine months ended September 30, 2006 these expenditures amounted to $462,000 and $1.3 million, respectively, and for the three and nine months ended September 30, 2005 these expenditures amounted to $98,000 and $1.3 million, respectively. Certain engineering costs associated with the development of mobile navigation products were capitalized in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”). These expenditures increased for the three months ended September 30, 2006 due to increased internal engineering resources as the Company has taken on the development of its own proprietary platform for mobile navigation products.

SHIPPING & HANDLING — Shipping and handling costs are included in cost of goods sold, and the amounts invoiced to customers relating to shipping and handling are included in net sales.

SOFTWARE RELATED TO PRODUCTS SOLD — The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell, mainly mobile navigation products. Such costs are capitalized and deferred as intangible assets in accordance with SFAS No. 86. Such costs consist of expenditures incurred after technological feasibility of the software has been established either from a working model of the product developed, a detail design, or the purchase of computer software that has an alternative future use. Such costs which consist principally of coding and related costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the estimated product life cycle. Software related intangible assets are reviewed at each balance sheet date for possible impairment as required by paragraph 10 of SFAS No. 86, and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value. During the first nine months of 2006, the Company reduced the carrying value of product software for first generation handheld GPS and mobile navigation products by $2.8 million.

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

STOCK-BASED COMPENSATION — At September 30, 2006, the Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

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

Effective January 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of January 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. The Company has not awarded stock-based compensation to employees, officers or directors during the nine-month period ended September 30, 2006. The stock-based compensation expense for the three and nine months ended September 30, 2006 totaled $16,000 and $42,000, respectively. In accordance with SFAS 123R, results for prior periods have not been restated.

The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton option pricing model and the assumptions at September 30, 2006 and 2005 are shown in the following table:

	2006	2005
Risk-free interest rate	4.0 – 4.3%	4.0 – 4.7%
Expected life	10 years	10 years
Expected volatility	41 – 43%	42 – 43%

The effect on earnings and earnings per share if the fair value recognition provisions of SFAS 123R were applied to the three and nine months ending September 30, 2005 is shown in the following table:

	Pro forma September 30, 2005
	Three Months	Nine Months
Net earnings, as reported	$1,881	$8,271
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14)	(51)

Pro forma net earnings	$1,867	$8,220

Net earnings per common share:
Basic — as reported	$.29	$1.28
Basic — pro forma	$.29	$1.28
Diluted — as reported	$.29	$1.26
Diluted — pro forma	$.28	$1.25

INCOME TAXES — The Company provides for income taxes under the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recorded based on the expected tax effects of future taxable income or deductions resulting from differences in the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when necessary to reduce net deferred tax assets to the amount considered more likely than not to be realized. For the three and nine months ending September 30, 2006, the Company recorded a tax expense of $11,000 and a tax benefit of $1.9 million, respectively, versus a tax benefit of $250,000 and tax expense $1.2 million, respectively, for the same periods in 2005. The effective tax rate for the third quarter was 2.9 percent for 2006 as compared to 15.3 percent for the same period in 2005, primarily as a result of a higher mix of income for Cobra Electronics Europe Limited, which has a significantly lower tax rate than the Company’s U.S. operations. On a year to date basis, the effective tax rate was 35.3 percent for 2006 and 12.3 percent for 2005. The lower effective tax rate for 2005 reflects the non-taxable life insurance proceeds received in 2005.

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

NEW ACCOUNTING PRONOUNCEMENT — The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on July 13, 2006. FIN 48 clarifies SFAS No. 109, “Accounting for Income Taxes” by providing the criteria a tax position must satisfy for some or all of the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is reviewing the requirements and impact of FIN 48 prior to implementation on January 1, 2007.

The SEC issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Financial Statements” (“SAB 108”). Pursuant to SAB 108, a company will be required to quantify errors using both a balance sheet and income statement approach and restate prior period financial statements when either approach (as opposed to only one approach) results in a material misstatement. Adoption of SAB 108 is not expected to impact the Company.

(2)	PURCHASE ORDERS AND COMMITMENTS

At September 30, 2006 and 2005, the Company had outstanding inventory purchase orders with suppliers totaling approximately $28.4 million and $28.0 million, respectively.

(3)	EARNINGS(LOSS)PER SHARE

	Three Months Ended (Unaudited)		Nine Months Ended (Unaudited)
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Basic earnings (loss) per share:
Net earnings (loss) available to common shareholders (in thousands)	$373	$1,881	$(3,441)	$8,271
Weighted-average shares outstanding	6,489,247	6,444,815	6,489,247	6,444,815

Basic earnings (loss) per share	$0.06	$0.29	$(0.53)	$1.28

Diluted earnings (loss) per share:
Weighted-average shares outstanding	6,489,247	6,444,815	6,489,247	6,444,815
Dilutive shares issuable in connection with stock option plans	591,166	631,348	601,166	611,348
Less: shares purchasable with proceeds	(403,697)	(480,810)	(349,482)	(473,871)

Total	6,676,716	6,595,353	6,740,931	6,582,292

Diluted earnings (loss) per share	$0.06	$0.29	$(0.51)	$1.26

(4)	COMPREHENSIVE INCOME (LOSS)

	Three Months Ended (Unaudited)		Nine Months Ended (Unaudited)
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(in thousands)		(in thousands)
Net earnings (loss)	$373	$1,881	$(3,441)	$8,271
Accumulated other comprehensive income (loss) :
Foreign currency translation adjustment (no tax effect)	29	(58)	138	(221)

Total comprehensive income (loss)	$402	$1,823	$(3,303)	$8,050

(5)	FINANCIAL INSTRUMENTS

The Company conducts business with various manufacturing and distribution facilities and product sourcing locations around the world. The Company attempts to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through derivative financial instruments. The Company currently does not use derivative financial instruments for trading or speculative purposes. The Company regularly monitors foreign exchange exposures and attempts to minimize such exposure with the use of hedge contracts.

The Company’s current hedging activity is limited to foreign currency purchases. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that eventual settlements of foreign currency transactions will be adversely affected by changes in exchange rates. The Company attempts to hedge these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the instruments are carried at fair value in the Condensed Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in earnings as cost of sales. For the third quarter, the foreign exchange gain totaled $69,000 for 2006 compared to a foreign exchange loss of $123,000 for 2005. On a year-to-date basis, the foreign exchange loss for the nine-month period ending September 30, 2006 totaled $167,000 compared to a foreign exchange gain of $574,000 for the same period in 2005.

(6)	INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2006 and December 31, 2005 (in thousands):

	(Unaudited)
	September 30, 2006	December 31, 2005
Internal use software	$1,789	$1,771
Less accumulated amortization	(1,662)	(1,605)

	127	166

ERP internal software system	3,877	3,599
Less accumulated amortization	(648)	(257)

	3,229	3,342

Trademarks and patents	1,596	1,566
Less accumulated amortization	(598)	(520)

	998	1,046

Product software	4,069	8,004
Less accumulated amortization	(282)	(2,474)

	3,787	5,530

Total	$8,141	$10,084

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

Amortization expense for intangible assets for the three and nine months ended September 30, 2006 was $212,000 and $1.3 million, respectively. Impairment charges (as discussed below) for the nine-month period ended September 30, 2006 were $2.8 million. Amortization expense for the three and nine months ended September 30, 2005 was $283,000 and $865,000, respectively. Product software assets are reviewed for possible impairment at each balance sheet date as required by paragraph 10 of SFAS No. 86 or SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value of such assets.

During the first nine months of 2006, the Company reduced the carrying value of product software for first generation handheld GPS and mobile navigation products by $2.8 million. Management believes that the values of intangible assets are without impairment and all intangible assets are reflected at their fair values as of September 30, 2006.

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

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Accrued product warranty costs,beginning of period	$1,618	$1,277
Warranty provision	2,245	2,914
Warranty expenditures	(2,299)	(2,573)

Accrued product warranty costs,end of period	$1,564	$1,618

(8)	INVENTORY VALUATION RESERVES

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

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Liquidation reserve,beginning of period	$874	$715
Liquidation provision	3,215	5,776
Liquidation of models	(2,217)	(5,617)

Liquidation reserve,end of period	$1,872	$874

The Company maintains a net realizable value (“NRV”) reserve to write-down, as necessary, certain inventory not previously sold to customers, except for that covered by the liquidation reserve discussed above, below cost. The reserve includes models where it is determined that the estimated realizable value is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models are to be included in the reserve and the NRV of such models. The estimated NRV of each model is the per unit price that is estimated to be received if the model were sold in the marketplace.

This reserve will vary depending upon the specific models selected, the estimated NRV for each model and quantities of each model that are determined will be sold below cost from quarter to quarter. A roll-forward of the NRV reserve is as follows (in thousands):

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
NRV reserve,beginning of period	$509	$506
NRV provision	1,876	1,660
NRV write-offs	(1,549)	(1,657)

NRV reserve,end of period	$836	$509

The $1.9 million NRV provision for the first nine months of 2006 includes a second quarter charge of $1.5 million to write down the inventory of the first generation handheld GPS and mobile navigation products to the estimated realizable sales value.

(9)	LOAN RECEIVABLE

On January 8, 2003, the Company entered into a loan agreement with Horizon Navigation, Inc. (“Horizon”) a California corporation and vendor to the Company, that was subsequently modified on February 6, 2003. Horizon was permitted to borrow up to $2 million per annum, at Cobra’s discretion, up to an aggregate amount of $6 million at December 31, 2005. The loan accrued interest at a variable rate at a fixed margin above the prime rate. The loan agreement provided that the interest would be added to the principal amount of the loan. The principal amount of the loan and all accrued interest were paid in full at maturity as of January 3, 2006.

In connection with the repayment of the loan, Cobra and Horizon agreed to terminate their development and license agreement. As part of the agreement, Horizon refunded a portion of previously paid development fees and released Cobra from the obligation to pay royalties on the sale of products using the Horizon platform. The termination of the Horizon agreement resulted in a net benefit of $724,000 that was recorded as a reduction to cost of sales in the fourth quarter of 2005.

Certain amounts of callable and non-callable warrants to purchase shares of common stock of Horizon were issued to the Company each time the Company made a loan to Horizon in excess of specified amounts. Based on Horizon’s financial performance, the Company assigned no value to these warrants. During the first nine months of 2005, the Company adopted the equity method of accounting to recognize its pro-rata share of Horizon’s pre-tax losses. The termination of the Horizon agreement and the repayment in full of the loan from Cobra resulted in a gain in the fourth quarter 2005 as losses previously recognized under the equity method of accounting were offset.

(10)	OTHER CURRENT ASSETS

Other current assets consisted of the following at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Vendor receivables/prepayments	$3,528	$2,365
Prepaid assets	2,018	1,984
Income tax refund/receivable	697	597
Prepaid packaging & design	738	668

Total	$6,981	$5,614

(11)	OTHER INCOME/EXPENSE

The following table shows the components of other income/expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gain on ex-officer’s life insurance	$—	$—	$—	$7,244
Gain on sale of land	—	—	—	1,916
Interest expense	(25)	(23)	(84)	(72)
Interest income	59	135	241	286
Gain (loss) on cash surrender value of life insurance	128	55	(218)	9
Horizon equity loss	—	(41)	—	(152)
Other – net	35	(11)	62	(42)

Total	$197	$115	$1	$9,189

(12)	SUBSEQUENT EVENT

On October 19, 2006 the Company entered into an Amended and Restated Loan and Security Agreement for a term of five years to provide for a $7.0 million term loan facility, a $40.0 million revolving credit facility and a $6.6 million delayed draw term loan facility. The amended and restated agreement contains financial and other covenants and requires certain prepayments. Borrowings under the Amended and Restated Loan Agreement will bear interest at the option of the Company at the LIBOR rate or a base rate consisting of the higher of the prime rate and the federal funds rate plus 0.5% per annum plus the applicable interest rate margin determined based on the Company’s total leverage ratio. The amounts borrowed under the Amended and Restated Loan Agreement will be secured by a first priority interest in substantially all of the Company’s assets, other than a portion of the Company’s equity interests in non-U.S. subsidiaries. The applicable margin for LIBOR rate loans ranges from 1.5 percent to 2.0 percent and the applicable margin for prime rate loans ranges from 0 percent to 0.5 percent.

On October 20, 2006 the Company acquired Performance Products Limited (“PPL”) a privately held consumer electronics company based in the United Kingdom. The acquisition will expand Cobra’s international presence with new products such as the GPS-enabled speed camera detection systems and personal navigation devices.

Pursuant to the term of the acquisition agreement, Cobra acquired all of PPL’s outstanding stock for cash consideration of $21.4 million plus two earnout payments of up to approximately $6.5 million and $9.3 million, respectively, contingent upon Performance Products operating performance for the year ending March 31, 2007 and the fourteen months ending May 31, 2008. The actual earnout payments will be based on a specified formula of gross profit less certain agreed upon sales and marketing costs. The Company used borrowings under the Amended and Restated Loan Agreement to fund the purchase price.

The Company is in the process of obtaining a third-party valuation of certain intangible assets; thus the allocation of the purchase price to major asset and liability captions is currently being completed and is subject to refinement.

On November 10, 2006 the Company purchased 65,809 shares of Company stock from James R. Bazet, our President and Chief Executive Officer, for $9.117 per share, a discount from the market price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary

The Company had net earnings of $373,000, or $.06 per diluted share, in the third quarter of 2006 compared to net earnings of $1.9 million, or $.29 per diluted share, in the third quarter of 2005. The net earnings decrease from 2005 is primarily the result of a 5 percent decrease in gross margin attributable to the following: 1.4 percent from the $2.2 million sale of first generation mobile navigation and handheld GPS inventory at or near net realizable values established in prior periods, 1.4 percent for a $496,000 reserve taken for first generation mobile navigation products that have been returned as defective products and nearly one percent for $274,000 of higher airfreight expenses associated with the Company’s line of lithium ion battery powered GMRS radios.

Net sales increased by $2.0 million, or 6.1 percent, to $35.5 million, from $33.5 million in the third quarter of 2005. This increase reflected improved sales of both Mobile Navigation and Detection products. Gross margin for the third quarter of 2006 decreased to 19.8 percent from 24.8 percent in the third quarter of 2005.

Selling, general and administrative expenses increased to $6.9 million, as compared to $6.8 million in the third quarter of 2005, but declined as a percent of net sales to 19.3 percent in the third quarter of 2006 from 20.2 percent in the third quarter of 2005.

The Company anticipates, without consideration of the impact of the acquisition of PPL, that net sales in the fourth quarter will exceed those of 2005. This sales increase is expected to be driven by mobile navigation, including anticipated strong sales of the Company’s new NAV ONE® 2500 and derivative models. The Company also expects pretax earnings to be nearly the same as earnings from the prior year’s fourth quarter after excluding the benefit of $876,000 realized from the termination of the Horizon contract and repayment by Horizon of the associated loan, the $299,000 gain associated with the payment of a lump-sum settlement of deferred compensation obligations, and a $312,000 gain in the cash surrender value of life insurance polices owned by the Company to fund certain deferred compensation programs to former and current officers. Additionally, the Company benefited from a low tax rate in 2005 due to the non-taxable nature of life insurance proceeds received in the first quarter of that year; however, this beneficial tax rate is not expected to be applicable to the Company’s results in 2006. As a result of these factors, the Company anticipates that net income will decline in the fourth quarter as compared to the prior year. PPL will provide additional benefit in sales and earnings, although its impact will be limited by the brief time that PPL will be included in the Company’s consolidated results for the quarter and period expenses associated with post-acquisition regulatory requirements, including the preparation of financial statements in accordance with U.S. GAAP.

Third Quarter 2006 vs. Third Quarter 2005

For the third quarter ended September 30, 2006, the Company reported net earnings of $373,000 or $.06 per diluted share, compared to net earnings of $1.9 million or $0.29 per diluted share, in the third quarter of 2005. The decrease in net earnings is primarily due to a 5 percent decrease in gross margin that was driven by several factors as noted above.

Net sales increased $2 million, or 6.1 percent, to $35.5 million in the third quarter of 2006 from net sales of $33.5 million in the third quarter of 2005. This increase reflected improved sales in nearly all of the Company’s domestic product lines, especially sales of Mobile Navigation and Detection products. Sales of Mobile Navigation products were up $782,000 in the third quarter of 2006 from the prior year’s third quarter due to sales of the NAV ONE 2500 which was introduced late in the third quarter of 2006. Also, contributing to the higher sales of Mobile Navigation products was the sale of first generation products as previously discussed. Sales of Detection products, which increased $1.6 million or 19.4% from the prior year’s third quarter, benefited from the increased demand of the Company’s new 12 Band™ models introduced earlier this year. These increases were offset, in part, by a decline in two-way radio sales to a major customer, mainly due to decreases in average selling prices.

Gross margin decreased in the third quarter of 2006 to 19.8 percent from 24.8 percent in the third quarter of 2005, primarily due to a 5 percent decrease in gross margin attributable as follows: 1.4 percent from the $2.2 million sale of first generation mobile navigation and handheld GPS inventory at or near net realizable values established in prior periods, 1.4 percent for a $496,000 reserve taken for mobile navigation products that have been returned as defective products and nearly one percent for $274,000 of higher airfreight expenses associated with the Company’s line of lithium ion battery powered GMRS radios.

Selling, general and administrative expenses increased to $6.9 million in the third quarter of 2006 as compared to $6.8 million in the third quarter of 2005, but declined as a percent of net sales to 19.3 percent in the third quarter of 2006 from 20.2 percent in the third quarter of 2005. The increase from 2005 was mainly due to lower variable selling expenses of $125,000, lower general and administrative expenses of $259,000, mostly offset by higher engineering expenditures of $364,000. Variable selling expenses declined due to the low program requirements associated with the disposition of excess inventory of GPS and mobile navigation products. General and administrative expenses declined from the prior year due to lower legal and deferred compensation expenses. Engineering expenses increased due to increased internal engineering resources as the Company has taken on the development of its own proprietary platform for mobile navigation products.

Other income increased $82,000 in the third quarter of 2006 compared to the third quarter of 2005 due to a higher gain on the cash surrender value of life insurance policies and the absence of the Horizon equity loss when compared to 2005.

For the third quarter of 2006, an income tax expense of $11,000 was recorded compared to an income tax benefit of $250,000 in the third quarter of 2005. The overall effective tax rate for the third quarter of 2006 was 2.9 percent compared to 15.3 percent for third quarter of 2005 primarily as a result of a higher mix of income for Cobra Electronics Europe Limited, which has a significantly lower tax rate than the Company’s U.S. operations.

Effective January 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123R using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of January 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. Results for prior periods have not been restated. The stock-based compensation expense recognized for the third quarter of 2006 totaled $16,000.

Nine Months Ended September 30, 2006 vs. September 30, 2005

For the nine months ended September 30, 2006, the Company reported a net loss of $3.4 million, or a net loss of $0.51 per diluted share, compared to net earnings of $8.3 million, or $1.26 per diluted share, in the first nine months of 2005. The net earnings decrease reflected $5.6 million of charges associated with the impairment of certain intellectual property and inventory write down of first generation handheld GPS and mobile navigation products as well as the absence of the $7.2 million life insurance and $1.9 million land sale gains recorded in the first quarter of 2005.

Net sales for the first nine months of 2006 increased $14.0 million, or 16.2 percent, to $100.4 million from net sales of $86.5 million in the first nine months of 2005. This increase was due to improved sales in nearly all of the Company’s domestic product lines, particularly sales of Mobile Navigation and Detection products. Sales of Mobile Navigation increased $8.1 million in the first nine months of 2006 due primarily to sales of the NAV ONE 4500 and NAV ONE 4000, which were introduced in the fourth quarter of 2005, as well as a large sale of the NAV ONE 2950 to a major customer. Sales of Detection products, which increased $4.9 million or 19.8 percent in the first nine months of 2006 from the same period in the prior year, benefited from the increased demand for the Company’s new 12 Band models introduced in early 2006.

Gross margin decreased in the first nine months of 2006 to 16.2 percent from 24.4 percent in the first nine months of 2005 primarily due to $2.8 million of impairment charges in the first and second quarters of 2006 for certain intellectual property pertaining to first generation handheld GPS and mobile navigation products and a $2.8 million inventory write down attributable to lower selling prices on these products. Both of these items when combined represented a gross margin decrease of 5.5 percent. In addition, gross margin was negatively impacted by selling a higher proportion of the older reduced margin two-way radio products compared to 2005.

Selling, general and administrative expenses increased to $21.6 million in the first nine months of 2006 as compared to $20.8 million in the first nine months of 2005, but declined as a percent of net sales to 21.5 percent in the first nine months of 2006 from 24.1 percent in the first nine months of 2005. The increase from 2005 was due to higher variable selling expenses of $476,000 and higher general and administrative expenses of $182,000. The increased variable selling expenses reflected higher sales for the first nine months of 2006 and were partially offset by a $752,000 reversal of unused promotional funds from prior periods compared to a $310,000 reversal for the first nine months of 2005.

The increase in the amount of unused promotional funds reversed in 2006 compared to 2005 was due to the facts that in 2005, there was a higher amount reversed for unused customer funds for price related programs, the costs of which are initially recorded as a reduction in revenue instead of as a selling expense in selling, general and administrative expenses, as well as there is a substantial portion of selling expenses accrued for retailers and distributors is ultimately paid upon proof of performance, some of which can only be resolved over the passage of time. Higher general and administrative expenses resulted from increased professional service fees mainly for Sarbanes-Oxley compliance work, audit and tax matters as well as expenses associated with the ERP System that was placed in service on January 1, 2005.

Other income decreased $9.2 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to the non-recurring gains recorded in the first quarter of 2005, which consisted of a $7.2 million gain associated with the payment of a death benefit from life insurance maintained to fund a deferred compensation program for the former president of the Company and a $1.9 million gain on the sale of unimproved property located adjacent to the Company’s office and warehouse facility in Chicago.

For the nine-month period ended September 30, 2006, an income tax benefit of $1.9 million was recorded compared to an income tax expense of $1.2 million in the same period of 2005. The overall effective tax rate for the nine-month period of 2006 was 35.3 percent, compared to 12.3 percent for nine-month period of 2005. The lower effective tax rate for 2005 was due to the non-taxable nature of the life insurance gain received by the Company for which the impact was equally spread over the four quarters of 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123R using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of January 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. Results for prior periods have not been restated. The stock-based compensation expense recognized for the first nine months of 2006 totaled $42,000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company was a party to a revolving credit agreement for $45 million with three financial institutions. Borrowings and letters of credit issued under the agreement were secured by substantially all of the assets of the Company, with the exception of real property and the cash surrender value of certain life insurance policies owned by the Company. Loans outstanding under the credit agreement, as amended, bore interest, at the Company’s option, at 25 basis points below the prime rate or at LIBOR plus 175 basis points. The credit agreement allowed the payment of cash dividends and contained certain financial and other covenants. As of September 30, 2006, the Company had no interest bearing debt outstanding and approximately $26.9 million available under this credit line based on asset advance formulas. On August 10, 2006, the Company entered into Waiver and Amendment No. 8 to the revolving credit agreement pursuant to which its lenders waived certain covenant violations that would have otherwise occurred with respect to the quarter ended June 30, 2006 due to the asset write-down charges of $4.6 million.

On October 20, 2006, the Company completed the acquisition of PPL. Pursuant to the terms of the agreement, Cobra acquired all of PPL’s outstanding stock for cash consideration of $21.4 million plus two earnout payments of up to approximately $6.5 million and $9.3 million, respectively, contingent upon Performance Products operating performance for the year ending March 31, 2007 and the fourteen months ending May 31, 2008. The actual earnout payments will be based on a specified formula of gross profit less certain agreed upon sales and marketing costs.

In connection with this acquisition, the Company entered into an Amended and Restated Loan and Security Agreement on October 19, 2006 for a term of five years, to provide for a $7.0 million term loan facility, a $40.0 million revolving credit facility and a $6.6 million delayed draw term loan facility. The amended and restated agreement contains financial and other covenants and requires certain prepayments upon certain circumstances. Borrowings under the Amended and Restated Loan Agreement will bear interest at the option of the Company at the LIBOR rate or a base rate consisting of the higher of the prime rate and the federal funds rate plus 0.5% per annum plus the applicable interest rate margin determined based on the Company’s total leverage ratio. The applicable margin for LIBOR rate loans ranges from 1.5 percent to 2.0 percent and the applicable margin for prime rate loans ranges from 0 percent to 0.5 percent. The amounts borrowed under the Amended and Restated Loan Agreement will be secured by a first priority security interest in substantially all of the Company’s assets, other than a portion of the Company’s equity interests in non-U.S. subsidiaries. As of October 20, 2006, the completion date of the acquisition, Cobra had interest-bearing debt of approximately $23.4 million under this facility.

Net cash flows used by operating activities were $3.9 million during the first nine months of 2006. Net cash inflows from operations included a reduction in accounts receivable of $5.0 million, an increase in accounts payable of $3.9 million, non-cash depreciation and amortization of $3.4 million, and impairment charges of $2.8 million. The decrease in accounts receivable resulted from collections on increased fourth quarter of 2005 sales. The increase in accounts payable was due to higher purchases of inventory in the third quarter of 2006.

Offsetting the inflows were an increase in inventory of $11.3 million, a decrease in accrued liabilities of $1.9 million, an increase in deferred taxes of $1.3 million, and an increase in other current assets of $2.1 million. The increase in inventory represented a build-up resulting from normal seasonal requirements and forecasted sales for the third and fourth quarters. The decrease in accrued liabilities was due to payments of year-end accruals for bonuses, advertising and promotional funds.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2006 to fund its working capital needs.

Investing activities generated cash of $355,000 in the first nine months of 2006 due to the receipt of $3.4 million relating to the Horizon receivable paid on January 3, 2006, partially offset by a $1.5 million increase in intangible assets, primarily for mobile navigation product software and $1.2 million for capital expenditures, primarily for purchases of tooling.

The Company declared an annual dividend of $0.16 per share, payable on April 28, 2006 to shareholders of record as of April 14, 2006, which utilized $1 million during the first nine months of 2006 for financing activities.

At September 30, 2006 and 2005, the Company had outstanding inventory purchase orders with suppliers totaling approximately $28.4 million and $28.0 million, respectively.

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

Net Realizable Value Reserve: The Company maintains a net realizable value reserve to write-down, as necessary, certain inventory not previously sold to customers, except for inventory covered by the liquidation reserve discussed above, below cost. The reserve includes models where it is determined that net realizable value is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models are to be included in the reserve and the estimated net realizable value of such model (i.e., the per unit price that it is estimated can be received in the marketplace if the model were sold). This reserve will vary depending upon the specific models selected, the estimated net realizable value for each model and quantities of each model that are determined will be sold below cost from quarter to quarter.

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

Deferred Compensation: Obligations under the deferred compensation plans (most of which are non-qualified defined benefit plans) and annual deferred compensation expense are determined by a number of assumptions. Key assumptions in the determination of obligations under the deferred compensation plans and annual deferred compensation expense include the discount rate and anticipated compensation for each individual covered by the plans, which in part is dependent upon the anticipated future profitability of the Company. The discount rate for 2006 and 2005 was 7 percent. The compensation increase assumptions are based on historical experience and anticipated future performance. The Company maintains life insurance policies for certain current and former executives to provide funding for future deferred compensation obligations. As of September 30, 2006, the cash surrender value of the insurance policies in force for the Company’s president and chief executive officer was $907,000.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to market risk associated principally with changes in interest rates and foreign exchange rates. The Company does not have any interest rate exposure at September 30, 2006, as there was no outstanding debt as of that date. Debt incurred is priced at interest rates that float with the market and therefore the fair value of the Company’s debt is not significantly affected by changes in market interest rates.

The Company’s suppliers are located in China, Hong Kong, Italy and the Philippines. Substantially all of the Company’s purchases from these suppliers are in U.S. dollars at prices contractually set for a one-year period. Therefore, while Cobra may not be exposed directly to market risk for currency or commodity fluctuations, the Company’s suppliers are exposed to such risks. In the third quarter of 2006, approximately 20.8 percent of the Company’s sales were outside the United States, principally in Europe and Canada, compared to 20.4 percent in the third quarter of 2005. It is anticipated that a higher percentage of sales will take place outside of the United States in the future due to the acquisition of PPL in the fourth quarter. The Company minimizes its foreign currency exchange rate risk by conducting all of its transactions in U.S. dollars, except for some of the billings of its European business, which are conducted in Euros. The Company does not use derivative financial or commodity instruments for trading or speculative purposes; however, forward contracts are occasionally used for hedging some Euro denominated transactions for the Company’s European business. Please refer to Note 5 to the Company’s condensed consolidated financial statements, included under Item 1, which is incorporated herein by reference. The Company did not have any foreign exchange contracts outstanding at September 30, 2006.

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

As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of September 30, 2006.

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors

Except as noted below, there have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005.

We may be unable to successfully consolidate and integrate the operations of businesses we acquire, which may adversely affect our stock price, operating results and financial condition.

We must consolidate and integrate the operations of acquired businesses with our business. Recently, we completed the acquisition of Performance Products Limited, a consumer electronics company based in the United Kingdom. The success of any acquisition, including the acquisition of Performance Products Limited, will depend on our ability to integrate assets and personnel acquired in these transactions. Integration efforts often take a significant amount of time, place a significant strain on our managerial, operational and financial resources and could prove to be more difficult and expensive than we predicted. The diversion of our management’s attention and any delays or difficulties encountered in connection with any acquisitions, including the acquisition of Performance Products Limited, and any future acquisitions we may consummate, could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings.

Item 5. Other Information

On November 10, 2006 the Company purchased 65,809 shares of Company stock from James R. Bazet, our President and Chief Executive Officer, for $9.117 per share, a discount from the market price.

Item 6. Exhibits

a)	Exhibit 10.1 Amended and Restated Loan and Security Agreement dated as of October 19, 2006 by and among LaSalle Bank National Association, as Lender and as Agent, for the lenders and Cobra Electronics Corporation.

b)	Exhibit 31.1 Rule 13a-14(a)/15(d) – 14(a) Certification of the Chief Executive Officer.

c)	Exhibit 31.2 Rule 13a-14(a)/15(d) – 14(a) Certification of the Chief Financial Officer.

d)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

e)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ MICHAEL SMITH
Michael Smith
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: November 13, 2006

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1	Exhibit 10.1 Amended and Restated Loan and Security Agreement dated As of October 19, 2006 by and among LaSalle Bank National Association, as Lender and as Agent, for the Lenders and Cobra Electronics Corporation.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.