Form 10-K
period 2006-12-31
COBRA ELECTRONICS CORP
filed 2007-03-30
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock,

Par Value $.33 1/3 Per Share

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2006, was $61,193,976.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐                    Accelerated Filer  ☐                    Non-Accelerated Filer  ☒

The number of shares of Registrant’s Common Stock outstanding as of March 30, 2007 was 6,420,972.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 8, 2007, are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

General

Cobra Electronics Corporation (the “Company”), incorporated in Delaware in 1961, is traded on The NASDAQ Stock Market under the symbol “COBR”. The Company is a leading designer and marketer of two-way mobile communications products in the United States, Canada and Europe, holding the number one or strong number two position in each of its longstanding product lines and targeting a similar position for businesses recently entered into, namely portable mobile navigation systems, marine VHF radios and marine chartplotters. The Company has a 45-year track record of innovation and the development of award-winning products and is an industry leader in developing technology applications that serve consumers’ needs. Management believes that the Company’s future success depends upon its ability to predict and respond in a timely and effective manner to changes in the markets it serves. Product performance, reliability, price, availability and service are the main competitive factors. The Company’s sales are dependent upon timely introduction of new products, which incorporate new features desired by consumers, at competitive prices. Cobra is the number one brand in Citizens Band radios and radar detectors and a strong number two in the two-way radio category.

The consolidated entity consists of Cobra Electronics Corporation and subsidiaries Cobra Electronics Europe Limited, Cobra Electronics Hong Kong Limited, Cobra Electronics U.K. Limited and Performance Products Limited (“PPL”).

In October 2006, the Company completed the acquisition of Performance Products Limited (“PPL”). A U.K.- based company, PPL is a designer and marketer of consumer electronic products, including GPS-enabled speed camera detection systems and personal navigation devices, to consumers and also markets a data base of speed camera locations.

With the acquisition of PPL, the Company will segregate and report its operating results into the Cobra and PPL business segments.

Cobra is well known for innovation and its responsiveness to consumer needs in each of its six product lines:

•

Two-way radios. Cobra entered the two-way radio category in 1997 and quickly emerged as a market leader. In 2006, Cobra sustained its track record of designing innovative products by launching the world’s smallest and most powerful two-way radio for consumers, a lithium ion battery powered model with a range of up to 17 miles.

•

Radar detectors. Cobra remains on the leading edge of developing radar detectors with innovative features and designs and has established itself as the clear market leader. In 2006, Cobra introduced 12-band radar detectors with the industry’s first full-color LED displays.

•

Citizens Band radios. Cobra has the leading market share among Citizens Band radio manufacturers. The Company has developed and sustained that lead by introducing unique features that appeal to the professional driver, such as NightWatchTM illumination and Soundtracker® noise reduction.

•

Power inverters. In 2006, Cobra launched a new line of power inverters for consumers and professional drivers. These products allow consumers to power 120-volt AC products, such as computers, video games and appliances, using the 12-volt outlet in their vehicle. A key introduction in 2006 was the CPI 150 Micro Size inverter which includes a USB port that is ideal for an iPod®, Blackberry®, mobile phone or laptop.

•

Mobile navigation. Cobra entered the burgeoning mobile navigation market in 2004, with the launch of the NAV ONETM 3000, an award-winning “plug and go” product. In 2005, Cobra launched the NAV ONE 4500, the first fully integrated portable navigation device with real-time traffic and the exclusive “compare routes” feature. In 2006, Cobra introduced the NAV ONE 2500, with 3-D mapping, driver controlled speed warnings, a 3.5 inch high resolution touch screen and a temperature functionality range of minus 4 degrees to 158 degrees.

•

Marine consumer electronics. Cobra entered the marine consumer electronics industry in 2003, with the introduction of handheld and fixed mount VHF marine radios. This was followed in 2006 with the launch of marine chartplotters.

Recent Developments

Innovation remains the hallmark of Cobra’s success, as demonstrated by just a few of its recent product introductions and other recent developments.

On October 20, 2006, Cobra Electronics UK Ltd., a wholly owned subsidiary of Cobra completed the acquisition of 100% of the issued and outstanding share capital of PPL. PPL is a provider of GPS-enabled speed camera detection systems and personal navigation devices to consumers and retail locations based in the United Kingdom, as well as other locations in Europe.

PPL’s mobile navigation products include the Snooper Indago, the Snooper Syrius and the Snooper Strabo. PPL’s speed camera detection devices include the Snooper Sapphire, Snooper S6-R Neo Plus and Snooper Evolution. PPL also sells to consumers subscriptions to its enigma data base, which provides locations of speed cameras and potentially hazardous driving locations to users of its mobile navigation and speed camera detection devices.

Cobra introduced the following products in 2006:

•	MC 600Ci—chartplotter

•	MC 6000Cx—chartplotter

•	XRS9830—radar detector

•	XRS9930—radar detector

•	CPI 150—power inverter

•	LI 6000-2WX VP—two way radio

•	LI 3900-2DX VP—two way radio

•	NAV ONE 2200/2500—mobile navigation

The MC 600Ci and MC 600Cx chartplotters are targeted toward the recreational boater. The features of the MC 600 series include: 6 inch color TFT display, 3D mapping, analog style speedometer, customizable data bases, anchor drag, and arrival and off-course alarms.

The XRS9830 and XRS9930 digital radar/laser detectors, feature the industry’s first color LED displays and incorporate proprietary technology to significantly improve detection range. Both products include the Extreme Bright DataGrafix™ color display that features alert screens, and useful icons such as car battery voltage, signal strength and an eight-point digital compass. Both models utilize Cobra’s Xtreme Range Superheterodyne® technology with proprietary circuitry for extra detection range and best advance warning and an industry-leading 12 bands. The color display allows users to customize the display to match the color of their car’s instrumentation panel.

The CPI 150, a micro size inverter, features a USB port that is ideal for an iPod®, Blackberry®, mobile phone or laptop.

The LI 6000-2WX VP two way radio, with a range up to 17 miles, and the LI 3900-2DX VP two way radio, with a range up to 14 miles are the industry’s first ultra compact, high powered lithium ion battery powered two-way radios. These new products are sized to fit easily in a pocket.

The NAV ONE 2200/2500 mobile navigation device features 3-D mapping, driver controlled speed warnings, a 3.5 inch high resolution touch screen and a temperature functionality range of minus 4 degrees to 158 degrees.

In the first quarter of 2007, Cobra introduced the following products

•	LI-4900—two way radio

•	LI-6500—two way radio

•	LI-7000—two way radio

•	NAV ONE 2100—mobile navigation

•	XRS R7—radar detector

•	XRS R9G—radar detector

•	MR HH425LI VP—marine radio

•	MR F80B—marine radio

The LI-4900, LI-6500 and LI-7000 extended range lithium ion battery powered two-way radios, featuring a sleek ultra-compact design and a communication range of up to 25 miles, build upon the success of the lithium ion technology models introduced in 2006.

The NAV ONE 2100, the latest mobile navigation device, features a 3.5 inch high resolution touch screen and a temperature functionality range of minus 4 degrees to 158 degrees at a competitive price.

The XRS R7 and XRS R9G wireless remote controlled radar/laser detectors, feature an optional GPS locator (standard in the R9G model) to alert the driver to upcoming red light and speed cameras. The discreet appearance of the GPS locator and detection unit deters theft and improves detection range.

The handheld MR HH425LI VP and the fixed mount MR F80B radios feature Rewind Say-Again™, a digital voice recorder that records the last 20 seconds of the transmission, 10 NOAA weather channels, illuminated LCD display and illuminated function keys. The handheld radio can be used as an All-Terrain-Radio that seamlessly goes from a VHF to a GMRS two-way radio.

In the first quarter of 2007, PPL introduced the Snooper Strabo, a mobile navigation device with speed camera detection capabilities and a built-in MP3 Player.

Suppliers

One of the Company’s fundamental strengths is its product sourcing ability. Substantially all of the Company’s products, including those of PPL, are manufactured to its specifications and engineering designs by a number of suppliers, primarily in China, Hong Kong, Italy, the Philippines, South Korea and Thailand. The Company maintains control over the design and production quality of its products through its wholly-owned subsidiary in Hong Kong which seeks out new suppliers, monitors technological changes, performs source inspection of key suppliers, provides selected engineering services and expedites shipments from suppliers.

Over a period of years, the Company has developed a network of suppliers for its products. To maintain flexibility in product sourcing, all of the Company’s contracts with its suppliers can be terminated by the Company “at will.” While it is the Company’s goal to maintain strong relationships with its current suppliers, management believes that, if necessary, alternate suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends upon the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, under certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company. The Company negotiates substantially all of its purchases in U.S. dollars to protect itself from currency fluctuations and, in the case of PPL, uses forward contracts to purchase dollars at a fixed exchange rate to the pound sterling. Long–lived assets located outside of the United States totaled $25.2 million at December 31, 2006.

Research and product development expenditures, as well as non-capitalized engineering costs, are expensed as incurred and amounted to $1.9 million in 2006, $1.8 million in 2005 and $2.4 million in 2004. Beginning in 2005, certain engineering costs associated with the development of mobile navigation products have been capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86. Refer to Note 1 “Summary of Significant Accounting Policies”.

Products

The Company operates only in the consumer and marine electronics industries. Principal products marketed under the Cobra tradename include:

•	microTALK GMRS, PMR two-way radios;

•	9 Band™, 10 Band™, 11 Band™ and 12 Band™ radar detectors including those with exclusive Strobe Alert™ technology;

•	Citizens Band radios, including those with exclusive SoundTracker® and NightWatch™ technologies;

•	Power Inverter and HighGear™ accessories;

•	Marine VHF radios and chartplotters; and

•	NAV ONE™ mobile navigation devices

In the United States, the Company competes primarily with various manufacturers and distributors of consumer electronics products, principally on the basis of product features and price, and expects the market for its products to remain highly competitive. The Company also markets its products in over 30 countries through distributors.

PPL’s principal products include two mobile navigation devices marketed under the tradenames Snooper Indago and Snooper Syrius and GPS-enabled speed camera location detectors, marketed under the tradenames of Snooper Sapphire, Snooper S6-R Neo Plus and Snooper Evolution among others. PPL also markets a database of speed camera locations.

Two-Way Radios

In 1997, the Company entered the two-way radio market and in the fall of 1998 began selling its new microTALK line. The Company has attained a strong number two market position in the domestic GMRS two-way radio market. The Company estimates that the domestic market for GMRS two-way radios in factory net sales in 2006 was approximately $120 million compared to $170 million in 2005, based in part on Industrial Marketing Research (“IMR”) data.

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

In 1999, the Company launched its European line of microTALK PMR radios in the United Kingdom, France, Spain, Germany, Sweden and Finland, and now holds a leading share in the European market. In 2000, as part of its European strategy to be closer to its customers, the Company formed an Irish subsidiary, Cobra Electronics Europe Limited, which is headquartered in Dublin, Ireland. As of December 31, 2006, the Company had 20 distributors serving approximately 30 countries in Europe.

In the second quarter of 2000, Cobra began selling its microTALK FRS radios in Canada and now holds the number one share in this market. The Canadian government approved the sale of GMRS radios in 2004 and Cobra holds the number one share in this market as well. Lithium ion battery powered two-way radios that fit into a pocket and feature a range of up to 17 miles were unveiled in December 2005 for all GMRS geographic markets.

Detection

Cobra is the number one brand in the domestic market for integrated radar/laser detectors. In factory net sales, the Company estimates that the U.S. market for integrated radar/laser detectors was approximately $90 million in 2006 and approximately $64 million in 2005 (based in part on IMR data). Cobra commands the number one market share by offering innovative products with the latest technology.

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

The Company introduced in 2002 the innovative SmartMute feature that is standard on Cobra’s 10 Band, 11 Band and 12 Band radar/laser detectors. An enhanced SmartMute feature called Intellimute™ was introduced in

2004. This technology automatically mutes unwanted audible alerts below a driver-set speed, based on engine revolutions per minute.

The first 11 Band models, which alert drivers to the Spectre devices used to detect the presence of radar detectors in vehicles were introduced in 2003. These models also employ SmartPower™ technology, which avoids inadvertent car battery draining that could occur in certain automobiles by not turning the detector off when the vehicle has been turned off.

A new line of radar detectors that incorporates industry-leading technology that increases range and detects the new K and Ka POP Modes were introduced in 2004. This new line included IntelliShield™ software that significantly reduces false alerts in densely populated urban areas. The “city mode” has three settings for enhanced false signal rejection. Cobra announced digital radar detectors with the industry’s first color LED displays, improved detection range and a strong advance warning and an industry leading 12 bands in 2006.

In 2007, the Company will introduce wireless remote controlled radar/laser detectors (XRS R7 and XRS R9G) with an optional GPS locator (standard with the R9G model)to detect red light and speed camera locations. The discreet appearance of the GPS locator and detection unit deters theft and improves detection range.

Citizens Band Radios

Cobra is the leading brand in the domestic Citizens Band radio market, which the Company estimates to have been approximately $38 million in factory net sales (based on Industrial Marketing Research (“IMR”) data) in 2006 and 2005. Approximately 90 percent of this market is for mobile Citizens Band radios, most of which are purchased by professional truck drivers. The remaining part of the domestic market is for hand-held Citizens Band radios used for sport and recreational activities.

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

The Company introduced a new line of Citizens Band radios featuring an adjustable illuminated front panel in 1999. This NightWatch line enhanced drivers’ safety by making it dramatically easier for them to see and adjust their Citizens Band radio controls at night. The vast majority of the nine million mobile Citizens Band radios used by professional truck drivers today are not illuminated despite the fact that these drivers spend a significant amount of time driving at night. The 19DX IV model, featuring a compact design illuminated LCD display, 40 channels, RF gain control and an instant 9/19 channel, was introduced in the first quarter of 2005.

Cobra looks for opportunities to introduce limited edition Citizens Band Radios that are intended to drive incremental sales. Historically, Cobra has licensed Harley-Davidson®, Dale Earnhardt® and Dale Earnhardt Jr.® trademarks for this purpose.

Power Inverters and High Gear Accessories

In 2000, Cobra started its HighGear accessories division to develop and market high quality Citizens Band radio microphones and external speakers.

In 1997, Cobra introduced its first line of power inverters, which permit users to power devices requiring a 120-volt AC power using the 12-volt outlet.

Marine Products

In the fourth quarter of 2003, Cobra introduced its first marine electronics products. The new product line is distinguished by premium features and industry firsts focused on usability and safety. The marine product line consists of fixed and hand-held dual power marine VHF transceivers and marine chartplotters.

Marine chartplotters, the MC 600 series, featuring embedded aerial photographs of marina and harbor entrances, 3D mapping, dynamic arrows to indicate direction and speed of tidal currents and arrival and off-course alarms, were introduced to marine retailers in 2006.

In February 2007, Cobra launched a new line of handheld and fixed-mount VHF radios with Rewind Say-Again™, a digital voice recorder that records the last 20 seconds of the transmission. The handheld MR HH425LI VP and the fixed mount MR F80B radios feature Rewind Say-Again™, 10 NOAA weather channels, illuminated LCD display and illuminated function keys. The handheld radio can be used as an All-Terrain-Radio that seamlessly goes from a VHF to a GMRS two-way radio.

Mobile Navigation

The Company introduced the NAV ONE 3000 at the 2004 International Consumer Electronics Show where it won two 2004 International CES Innovations Awards from the Consumer Electronics Association for its innovative features. The NAV ONE 3000 began selling in the third quarter of 2004, and marked a milestone for the Company, as it made the leap from selling hardware to selling technology. The Company estimates that the domestic market for mobile navigation in factory net sales during 2006 was approximately $600 million compared to $400 million in 2005 (based on data from Frost & Sullivan).

The NAV ONE 4500, introduced in September 2005, incorporated real-time traffic updates. The NAV ONE 4500 offered up-to-the minute information on traffic incidents, congestion and construction to help drivers avoid traffic jams. The NAV ONE 4000, a “traffic-ready” companion unit to the NAV ONE 4500, provided many of the features of the NAV ONE 4500 including a five-inch high-resolution touchscreen and more than 7.6 million points of interest at an attractive price point to the consumer.

The NAV ONE 2500 with 3-D mapping, driver controlled speed warnings, a 3.5 inch high resolution touch screen and a temperature functionality range of minus 4 degrees to 158 degrees was launched in September 2006. The NAV ONE 2100, with features similar to the NAV ONE 2500 at a more competitive price-point, was launched in January 2007.

PPL

PPL markets its mobile navigation and speed camera locator devices through consumer electronics retailers, speciality retailers and directly to consumers through its website and customer service centers. Its products are marketed primarily in the U.K., although sales throughout Europe are increasing. PPL also markets its enigma database, providing drivers with advance notice of upcoming speed camera and hazardous locations.

PPL’s mobile navigation products include the Snooper Indago and the Snooper Syrius, as well as the Snooper Strabo, introduced in the first quarter of 2007. Each product features a full-color LCD touchscreen, two dimensional and three dimensional views, and built-in rechargeable battery for cordless operation. Each unit also provides the option to download the enigma database.

PPL markets five speed camera detection devices including the Snooper Sapphire, Snooper S6-R Neo Plus and Snooper Evolution. Each product uses GPS location technology and the enigma database to alert drivers to upcoming speed camera and hazard locations.

A significant competitive advantage for PPL is the proprietary enigma database. Unlike database capabilities of competitors, PPL updates the enigma database on a daily basis and makes the information available to its subscribers 24 hours a day, 7 days a week. Therefore, new speed camera locations are more readily available to PPL’s customers.

Patents and Intellectual Property

The Company believes that patents and other intellectual property are of material importance for mobile navigation and hand-held GPS products. This is not the case for the Company’s other products. However, when the Company develops a unique technology (such as VibrAlert™ vibrating technology for two-way radios), patents are applied for to preserve exclusivity, wherever possible. The Company has entered into agreements with various providers and/or developers of intellectual property used in connection with its GPS and mobile navigation products, including Horizon Navigation, Inc. (“Horizon”), AtBrain Corporation, C-MAP Italy S.p.A. and TeleAtlas North America, Inc. The Company has negotiated agreements with these parties, which in management’s view, protect the Company’s rights to the underlying intellectual property.

The Company’s microTALK GMRS two-way radios, 9 Band, 10 Band, 11 Band and 12 Band detectors with exclusive Strobe Alert technology, SoundTracker and NightWatch Citizens Band radios, HighGear accessories, GPS receivers, marine products and mobile navigation devices are marketed under the Cobra brand name. The Company has registered the Cobra trademark in the U.S., most European countries and various other jurisdictions. The Company believes that the Cobra trademark, which is indefinitely renewable by the Company, is a significant factor in the successful marketing of its products.

Personal navigation devices and GPS locators designed and marketed by PPL are marketed under the Snooper trademark.

Competition

Major competitors in the Cobra business segment are Garmin, Tom Tom and Magellan (Mobile Navigation and GPS receivers); Motorola, Audiovox and Uniden (GMRS); Whistler and Escort/Beltronics (Detection); Uniden, Midland and Radio Shack (Citizens Band radios); and Icom, Uniden and Standard Radio (Marine products).

Competitors in the PPL segment include Garmin, Tom Tom and Navman for personal navigation devices and Road Angel for GPS locators.

Sales & Distribution

Demand for consumer electronics products is somewhat seasonal and varies according to channel of distribution. Historically, sales in the last half of the year are significantly greater than in the first half, reflecting increasing purchases by retailers for various promotional activities that begin mainly in the third quarter and culminate with the holiday selling season. Also, because mass retail accounts make up an increasing portion of the Company’s business, the Company has experienced a shift in orders from the third quarter to the fourth quarter when the mass retailers normally begin their load-in for the holiday selling season. In 2007, the Company expects to continue developing new customers in the marine/outdoor channel that will over time reduce the fourth quarter seasonality, as sales in the marine/outdoor channel tend to peak in the first and second quarters.

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

Customers which exceeded 10 percent of net sales in any one year are as follows: in 2006, sales to Wal-Mart were 17.0 percent and sales to QVC were 10.3 percent, in 2005, sales to Wal-Mart were 17.1 percent, and in 2004, sales to Wal-Mart and Best Buy were 17.7 percent and 14.2 percent of net sales, respectively.

International sales, primarily in Canada and Europe, were $20.6 million, $18.0 million and $18.2 million in 2006, 2005 and 2004, respectively. For additional financial information about geographic areas, see Note 12 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Company’s return policies and payment terms are similar to those of other companies serving the consumer electronics market. The Company’s products generally must be shipped within a short time after an order is received and, as a result, order backlog is not significant.

PPL’s sales are primarily in the United Kingdom, through a network of retailers and distributors, as well as through the Company’s website.

Employees

As of December 31, 2006, the Company employed 135 persons in the U.S. and 46 persons in its international operations. None of the Company’s employees are a member of a union. With the acquisition of PPL in October 2006, the Company’s international workforce increased by 28 persons.

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

Item 1A.  Risk Factors

This section identifies certain risks and uncertainties that the Company faces. If unable to appropriately address these and other circumstances that could have a negative effect on its business, the Company’s business may suffer. Negative events may decrease revenues, increase costs, negatively affect financial results and decrease financial strength, thereby, causing the price of the Company’s stock to decline.

Business, financial condition or results of operation could be adversely affected by the inability to enhance existing products or introduce new products to meet consumer preferences, including timely introductions as new consumer technologies are introduced.

Management believes that the Company’s future success depends upon its ability to predict and respond in a timely and effective manner to changes in the market it serves. Consequently, the Company strives to introduce distinctive new products that anticipate changing consumer demands and capitalize upon emerging technologies. If the Company fails to introduce, or suffer delays in introducing new products, misinterpret consumer preferences or fail to respond to changes in the marketplace, consumer demand for our products could decrease and our brand image could suffer. In addition, competitors may introduce new designs or technologies, undermining our products’ desirability. If any of the foregoing occurs, our business, financial condition or results of operations could be materially harmed.

Failure to maintain relationships with key customers and failure by key customers to purchase expected quantities of our products could have an adverse effect on our business.

Cobra products are distributed through a network of nearly 300 retailers and distributors located primarily in the United States and PPL products are sold through a network of over 500 retailers and distributors in Europe. The Company’s success is dependent upon the ability to retain an existing base of customers to sell the Company’s products. Loss of customers means loss of product placement and, consequently, a reduction in sales volume.

Certain of the Company’s customers account for a large portion of the Company’s net sales. For instance, in 2006, sales to Wal-Mart were 17.0 percent of net sales and sales to QVC were 10.3 percent. We anticipate that Wal-Mart will continue to account for a significant portion of our net sales in the foreseeable future.

Customers are not obligated by any firm, long-term purchase commitments for our products. As a result, customers may cancel purchase commitments or reduce or delay orders on relatively short notice. The loss of sales to, or a material delay in orders from, our key customers could materially harm our business, financial condition and results of operations.

If the Company is unable to obtain sufficient amounts of high quality products on a timely basis, customer needs may not be met and reduced sales may result.

Substantially all products are manufactured by third party manufacturers located outside of the United States, primarily in China, Hong Kong, Italy, the Philippines, South Korea and Thailand. The ability to meet customers’ needs depends on the ability to maintain an uninterrupted supply of products from multiple third party manufacturers. While the Company purchases most products from a multiple third party manufacturers, the business, financial condition or results of operations could be adversely affected if any of the principal third party manufacturers experience production problems, lack of capacity or transportation disruptions. In addition, certain of our third party manufacturers serve other customers, a number of which have greater production requirements than we do. As a result, third party manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate services for us on short notice. The extent to which changes in third party manufacturers would have an adverse effect on the Company’s business depends upon the timing of the changes, the product or products that the third party manufacturers produce and the volume of production.

Dependence on third party manufacturers for products subjects the Company to the risk of supplier failure and customer dissatisfaction with the quality or performance of such products. Quality or performance failures by third party manufacturers or changes in their financial or business condition which affect their production could disrupt the ability to supply quality products to customers and thereby materially harm the business.

Shortages of components and materials may disrupt the supply of products.

The inability of third party manufacturers to obtain sufficient quantities of components and other materials used in our products could disrupt the supply of products or increase costs. Materials and components for some products may not be available in sufficient quantities to satisfy sales requirements as a result of supply shortages. Supply interruptions relating to products could result in lost sales opportunities which may harm the business, financial condition and results of operation.

Reliance on retailers and third party distributors to sell our products.

Cobra products are sold through a network of nearly 300 retailers and distributors located primarily in the United States and PPL products are sold through a network of over 500 retailers and distributors in Europe. Certain distributors market competitors’ products. The loss, termination or failure of one or more of the distributors to effectively promote our products could affect the Company’s ability to bring its products to market and could reduce sales. Changes in the financial or business condition of these distributors and retailers could also affect the level of their purchases of our products which could materially harm our business, financial condition and results of operation.

The Company competes with a large number of companies in the consumer electronics business, and if unable to compete effectively, the business, financial condition and results of operations may be materially affected.

The Company encounters strong competition from a number of companies in the consumer electronics business. Some of the current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial resources than we do. Competition is based principally on the introduction of new products and pricing. Competitors may have greater resources and operating and financial flexibility to introduce new products and withstand changes in pricing. To compete for sales, the Company may have to lower its prices or increase its investment in development of new technologies, which could reduce the gross margin and adversely affect our business, financial condition and results of operations. The Company cannot make assurances that it will continue to compete effectively against existing and new competitors that may enter our markets.

Any downturn in the global economic and market conditions could negatively impact the business, financial condition and results of operations.

The consumer electronics products sold by the Company are generally discretionary purchases for consumers. Consumer spending is affected by many factors, including consumer confidence levels, interest rates, tax rates, employment levels and prospects and other general economic conditions. Periods of economic slowdown or recession in the United States or worldwide economies, or the public’s perception that these may occur, would likely decrease the demand for products and adversely affect sales. In addition, deteriorating or weak economic conditions, or the forecast or perception of the same, may trigger changes in inventory levels at our retail customers, including a reduction in product offerings and out of stock situations, which may adversely affect the results of operations.

International markets expose us to political and economic risks in foreign countries, as well as to risks relating to currency values and import/export policies.

Substantially all products are manufactured to our specifications and engineering designs by suppliers located primarily in China, Hong Kong, Italy, the Philippines, South Korea and Thailand. In addition, international sales, primarily in Canada and Europe, represent a significant portion of our total sales. International activities pose risks not faced by companies that limit themselves to the United States market. These risks include:

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

Revenues and purchases are predominately in U.S. dollars; however, a portion of revenue is collectible in other currencies, principally euros and British pounds. As sales expand in international markets, customers may increasingly make payments in other currencies. The Company hedges foreign currency fluctuations; however, it may not be able to fully hedge against the risks of such fluctuations and future exchange rate fluctuations could materially affect our operating results.

The Company is subject to various governmental regulations that could adversely affect the business.

Operations are subject to various federal, state and local regulatory requirements, including those relating to environmental, health and safety matters. The Company becomes subject to liabilities as a result of a failure to comply with applicable laws and could incur substantial costs to comply with existing or new more stringent regulations. In addition, the use of the Company’s products is also governed by a variety of federal, state and local regulations, including the regulations of the Federal Communications Commission, and changes in such regulations may affect product demand.

The Company is subject to governmental regulation in the countries in which it operates.

The Company’s business is subject to governmental regulations in the countries in which it operates. From time to time, such governments may consider proposed legislation relating to the regulation of products that we or our subsidiaries sell. For instance, the regulation of radar and laser detectors could become more restrictive in the future and such restriction would harm our business. Recently, the Road Safety Act 2006 received Royal Assent in the UK. The Road Safety Act 2006 contains provisions which, when in force, would enable the UK government to adopt regulations prohibiting the use of speed detection devices, such as radar and laser detectors, in the UK. The loss of sales as a result of any such regulations and any similar legislation could materially harm the business, financial condition and results of operations.

Mobile navigation devices and other GPS-enabled products depend upon a network of satellites maintained by the United States Department of Defense. If these satellites become inoperable or the policies of the United States regarding civilian use of the GPS system change, there would be a material effect on our business.

The Global Positioning System functions through a network of satellites launched, operated and maintained by the United States Department of Defense. Should the satellites or underlying support systems become inoperable or if the United States government were to choose to degrade the quality of signals available to civilians, GPS products will not function as designed and there would likely be an adverse effect on demand for these products. Additionally, The Department of Defense does not currently charge users for access to the signals used by these devices and any move to do so could affect the economies of this business.

If the Company is unable to enforce or defend its rights with respect to intellectual property, the business may be adversely affected.

The Cobra trademark is a key factor in the marketing of products. Trademark protection with respect to the Cobra trademark in the United States could be subject to challenge in some product areas. In addition, the Company may not be able to obtain trademark protection for the Cobra trademark in each country in which it sells products. If we are unable to use the Cobra trademark with respect to some products or in some markets, the results of operations could be adversely affected.

The Snooper trademark is a well-known trademark in the United Kingdom and contributes to the success of PPL. If unable to use the Snooper trademark in the United Kingdom or in other areas where PPL is expanding its business, the results of operations could be adversely affected.

The Company licenses patents for use in certain of our products, particularly navigation products. If the patents are challenged, or third parties claim that products infringe upon the intellectual property rights of others, the Company may incur significant costs to defend its intellectual property rights and may not ultimately be successful. If any products are determined to have infringed upon the intellectual property rights of others, the Company may face substantial damages as well as injunctive relief which could effectively block our ability to market these products in the United States and abroad. Such a judgment could materially harm the business.

Profitability and financial condition depends on the Company’s ability to collect on amounts due from customers.

The Company has significant accounts receivable due from customers. It is not uncommon for a customer to suspend payments of amounts due if the customer experiences operational difficulties. A customer experiencing severe operational difficulties may file for bankruptcy. In these cases, the Company may be unable to collect on that customer’s outstanding accounts receivable balance. The failure of our customers to pay amounts due could negatively affect the financial condition and results of operations.

Secured credit facility contains restrictive covenants and our failure to comply with those restrictions could result in a default, which could have a material adverse effect on the business.

The secured credit facility is our principal source of available liquidity, other than cash generated by operations. As of December 31, 2006, we had $16.7 million of outstanding indebtedness under our credit facility. The credit facility contains a number of significant restrictions that limit our ability to, among other things, do the following:

•	incur additional indebtedness;

•	make capital expenditures and other investments;

•	grant liens on assets; or

•	merge, consolidate or dispose of our assets.

The secured credit facility also requires compliance with certain financial covenants. A breach of the covenants contained in the credit facility could result in any outstanding indebtedness under the credit facility becoming immediately due and payable and in our inability to borrow additional funds under the credit facility, either of which could adversely affect our business.

Sales of products are subject to seasonal variations and, as a result, the quarterly operating results may fluctuate and may not be a reliable indicator of future performance.

Because mass retail accounts make up an increasing portion of the business, we have experienced a shift in orders from the third quarter to the fourth quarter when mass retailers normally begin purchasing for the holiday selling season. Consequently, you should not rely on our results of operations during any particular quarter as an indication of our results for a full year or any other quarter. In addition, if investors inaccurately estimate our results of operations in one or more future quarters and our operating results fall below expectations, our stock price may decline.

The price of our common stock may be subject to sudden decreases due to the inherent volatility of operating and competitive factors.

The market price of the Company’s common stock may be highly volatile and subject to wide fluctuations in response to various factors. The market price of our common stock is dependent upon, but not limited to:

•	press releases or publicity relating to the Company or its competitors or relating to trends in the consumer electronics industry;

•	changes in the legal or regulatory environment affecting the business;

•	changes in expectations as to future financial performance, including financial estimates by securities analysts and investors;

•	the operating and stock performance of other companies that investors may deem comparable;

•	developments affecting us, customers or suppliers; and

•	general domestic or international economic, market and political conditions.

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

The loss of key members of management and technical team may adversely affect the business.

The Company’s success depends on the performance of key management, sales, technical and other critical personnel and the ability to continue to attract, motivate and retain management and highly qualified key personnel. Failure to do so could disrupt operations, adversely affect customer relationships and impair the ability to successfully implement and complete Company initiatives. The loss of any services of any key management or technical personnel could make it more difficult to successfully pursue business goals. In addition, the Company may not be as successful as its competitors at recruiting, assimilating and retaining key personnel.

Performance depends on favorable relations with employees and the ability to attract and retain them. Any deterioration of those relations, increase in labor costs or inability to attract and retain employees could adversely affect our business.

Any significant deterioration in employee relations, increases in labor costs or shortages of labor at any facility could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2006, none of the employees were covered by collective bargaining agreements. A slowdown or work stoppage at one facility that lasts for a significant period of time could cause lost sales and increased costs and could adversely affect the Company’s ability to meet customers’ needs.

Business could be adversely affected by a disruption to the Chicago, Illinois facility’s operations.

The Chicago, Illinois facility accounts for approximately 80.8 percent of the total space utilized by the Company. Therefore, any disruption to our operations at this facility could adversely impact our performance and impair our ability to deliver products and services to customers on a timely basis. The operations at the Chicago, Illinois facility could be disrupted in the event of:

•	damage to, or inoperability of, its warehouse;

•	a hardware or software error, failure or crash;

•	a power or telecommunications failure; or

•	fire, flood or other natural disaster.

Any disruption could damage the Company’s reputation and cause customers to cease purchasing products from the Company. The Company could be subject to claims or litigation with respect to these losses. The Company’s property and business interruption insurance may not adequately compensate for all losses we may incur.

Damage to or disruptions in the operations of the computer infrastructure and software systems could harm the business.

The unavailability of any of our information management systems for any significant period of time could have a material adverse effect on our operations. In particular, our ability to deliver products to our customers when needed, collect receivables and manage inventory levels successfully largely depends on the efficient operation of our computer hardware and software systems. All information management systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war and telecommunication failures. There also may be system or network disruptions if new or upgraded business management systems are defective or are not installed properly. Any system failure or security breach could negatively impact the business and results of operations. In addition, we may incur additional costs to remedy the damages caused by these system failures or security breaches.

Internal controls over financial reporting may not be considered effective, which could result in possible regulatory sanctions and a decline in the stock price.

Beginning with the fiscal year ended December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to furnish annually a report on our internal controls over financial reporting, beginning with that Annual Report on Form 10-K. The internal control report must contain an assessment by our management of the effectiveness of our internal controls over financial reporting (including the disclosure of any material weakness) and if the Company’s market capitalization (excluding insider holdings) exceeds $75 million at June 30, 2007, a statement that our independent auditors have attested to and reported on management’s evaluation of such internal controls will be required. Effective for the fiscal year ending December 31, 2008, the independent auditors will be required to attest to and report on management’s evaluation of internal controls. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order for management to evaluate our internal controls, the Company must regularly review and document its internal control processes and procedures and test such controls. Ultimately, the Company or its independent auditors could conclude that our internal control over financial reporting may not be effective if, among others things:

•	any material weakness in our internal controls over financial reporting exist; or

•	assessed deficiencies are not remediated

Due to the number of controls to be examined, the complexity of the project, and the subjectivity involved in determining the effectiveness of controls, we cannot be certain that, in the future, all of our controls will be considered effective by management or, if considered effective by our management, that our auditors will agree with such assessment.

If, as required by the Sarbanes-Oxley Act of 2002, the Company is unable to assert that its internal control over financial reporting is effective, or if the auditors are unable to attest that management’s report is fairly stated or they are unable to express an opinion on management’s evaluation, the Company could be subject to regulatory sanctions or lose investor confidence in the accuracy and completeness of the financial reports, either of which could have an adverse effect on the market price for the Company’s common stock.

The Company may be unable to successfully consolidate and integrate the operations of businesses acquired, which may adversely affect the Company’s stock price, operating results and financial condition.

The Company must consolidate and integrate the operations of acquired businesses with our business. Recently, the Company completed the acquisition of Performance Products Limited, (“PPL”) a consumer electronics company based in the United Kingdom. The success of any acquisition, including the acquisition of PPL, will depend on our ability to integrate assets acquired and personnel in these transactions. Integration efforts often take a significant amount of time, place a significant strain on our managerial, operational and financial resources and could prove to be more difficult and expensive than we predicted. The diversion of our management’s attention and any delays or difficulties encountered in connection with any acquisitions, including the acquisition of PPL, and any future acquisitions that may consummated, could result in the disruption of the ongoing business or inconsistencies in standards, controls, procedures and policies that could negatively affect the ability to maintain relationships with customers, suppliers, employees and others with whom the Company has business dealings.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company owns one building in Chicago, Illinois containing a total of approximately 93,000 sq. feet of office and warehouse space. The Company has approximately 7,000 sq. feet of leased office space in Hong Kong, 1,650 sq. feet of leased office space in Dublin, Ireland and 13,500 sq. feet of office and warehouse space in the United Kingdom. The Company believes that these facilities are adequate to meet its current needs.

Item 3.  Legal Proceedings

The Company is subject to various unresolved legal actions and proceedings, which arise, in the normal course of its business. None of these actions is expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2006.

Item 4A.  Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name, Age and Present Position	Has Held Present Position Since

James R. Bazet, 59, President and Chief Executive Officer*	Jan. 1998

Carl Korn, 85, Chairman*	Nov. 1961

Anthony Mirabelli, 65, Senior Vice President, Marketing and Sales	Feb. 1997

Michael Smith, 53, Senior Vice President and Chief Financial Officer	Jan. 2001

Gerald M. Laures, 59, Vice President-Finance and Corporate Secretary	Mar. 1994

*	Is also a director.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on The NASDAQ Stock Market under the symbol COBR. As of March 9, 2007, the Company had approximately 667 shareholders of record and approximately 1,877 shareholders for whom securities firms acted as nominees. The Company’s common stock is the only class of equity securities outstanding.

The Company’s credit facility permits the Company to pay cash dividends subject to limitations set forth therein. The Board of Directors declared annual cash dividends of $0.16 per share on February 22, 2007 and February 22, 2006. The 2007 dividend is payable on April 27, 2007 to shareholders of record on April 13, 2007 and the 2006 dividend was payable on April 28, 2006 to shareholders of record on April 14, 2006.

	STOCK PRICE RANGE
	2006		2005		2004
Quarter	High	Low	High	Low	High	Low
First	$14.000	$10.060	$8.130	$7.010	$11.540	$7.400
Second	12.490	9.040	9.850	7.000	9.250	8.110
Third	11.450	8.040	9.500	6.810	8.920	6.020
Fourth	10.420	8.020	15.000	7.120	9.250	7.020
Year	14.000	8.020	15.000	6.810	11.540	6.020

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

FIVE-YEAR FINANCIAL SUMMARY

Year Ended December 31	2006 *	2005	2004	2003	2002
	(in thousands, except per share amounts)
Operating Data:
Net sales	$153,695	$133,084	$122,877	$114,811	$135,840
Gross profit	29,953	34,135	32,225	30,655	34,277
Selling, general and administrative expense	32,620	30,614	28,337	27,515	31,074
Operating (loss) income	(2,667)	3,521	3,888	3,140	3,203
Other (expense) income	(416)	10,062	(11)	3	(137)
Tax (benefit) provision	(1,449)	1,599	1,496	1,302	1,346
Minority interest	4	—	—	—	—
Net (loss) earnings	(1,630)	11,984	2,381	1,841	1,720

Net (loss) earnings per share:
Basic	(0.25)	1.86	0.37	0.29	0.27
Diluted	(0.25)	1.81	0.36	0.28	0.26

As of December 31:
Total assets	116,758	92,922	82,494	76,233	74,782
Long-term debt	15,614	—	—	—	—
Shareholders’ equity	69,769	72,252	60,127	57,701	55,879
Book value per share	$10.85	$11.13	$9.33	$8.99	$8.70
Shares outstanding	6,433	6,489	6,445	6,420	6,420

*	Reflects the acquisition of Performance Products Limited (PPL) on October 20, 2006

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

For 2006, the Company reported a 15.5 percent increase in net sales to $153.7 million from $133.1 million in 2005. The increase reflected strong performance in the Cobra business segment, particularly its Mobile Navigation and Detection products. Also contributing to the increase in net sales was $2.7 million from the Company’s other business segment, Performance Products, Limited (“PPL”), which the Company acquired in late October 2006. The Company’s gross margin decreased to 19.5 percent from 25.6 percent in 2005 primarily due to the acquisition of new software for mobile navigation and the impact of lower selling prices on Cobra’s first generation handheld GPS and Mobile Navigation products, which resulted in $2.8 million of impairment charges for certain intellectual property and $2.3 million in charges for inventory write downs pertaining to these products. The Company’s selling, general and administrative expenses increased $2.0 million, or 6.6 percent, but were down as a percentage of net sales, 21.2 percent compared to 23.0 percent in 2005. The increase in selling, general and administrative expenses reflected $1.6 million of selling, general and administrative expenses for PPL, as well as professional fees of $388,000 the Company incurred to assist with accounting and regulatory matters pertaining to this acquisition. Cobra also had increased selling expenses because of higher sales. These increases were offset in part by a $767,000 reduction in Cobra’s bonus and profit sharing expense as a result of the decision not to pay bonuses or profit sharing in 2006 based on the Company’s performance.

Other income for the Company decreased $10.1 million in 2006 due to 2005 gains from non-recurring events including a $7.2 million gain associated with payment of a death benefit from life insurance maintained by the Company to fund a deferred compensation plan for the Company’s former president and chief executive officer, and a $1.9 million gain from the sale of unimproved property located adjacent to the Company’s office and warehouse facility in Chicago. Interest expense increased by $390,000 in 2006 as a result of the debt incurred to acquire PPL.

The Company had a net loss in 2006 of $1.6 million, or a net loss of $0.25 per diluted share, compared to net earnings of $12.0 million, or $1.81 per diluted share, for 2005. The income tax benefit for 2006 reflected a 47.0 percent effective tax rate compared to an effective tax rate of 11.8 percent for 2005’s tax provision. The effective tax rate for 2005 was substantially lower due to the non-taxable effect of the gain on life insurance proceeds and the R&D tax credit.

The Company anticipates higher revenues in 2007 mainly because of higher sales of Cobra Mobile Navigation products, resulting from the introduction of new models and increased national distribution, and the favorable impact of a full year of sales from PPL.

Results of Operations

2006 Compared to 2005

The following table contains sales and pre-tax profit (loss) after eliminating intercompany accounts by business segment for the years ended December 31, 2006 and 2005.

	2006		2005		2006 vs. 2005 Dollar Inc. (Dec.)
Business Segments ($000)	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)
Cobra	150,974	(2,503)	133,084	13,583	17,890	(16,086)
PPL	2,721	(580)	—	—	2,721	(580)

Total Company	153,695	(3,083)	133,084	13,583	20,611	(16,666)

Cobra Business Segment

Cobra’s net sales increased $17.9 million, or 13.4 percent, from the prior year. The increase was due mainly to higher sales of Mobile Navigation products, which increased 147.8 percent, and higher sales of Detection products, which increased 22.1 percent. The increase in Mobile Navigation net sales was due primarily to large sales of two Cobra Mobile Navigation models, including the new NAV ONE 2200, to QVC, a major television home shopping retailer. Strong demand for Cobra’s new 12 Band models and expanded placement at Wal-Mart were mainly responsible for the increase in Detection. These increases were offset in part by an approximate 11 percent decline in Two-Way Radio net sales in North America, which reflected slightly lower unit sales and a 9.8 percent drop in average selling prices due to overall higher household penetration as these markets mature, and lower Citizens Band radio net sales resulting from a decline in purchases by Radio Shack as well as the negative effect of high fuel prices on the discretionary income of professional drivers.

In 2006, Cobra experienced a pre-tax segment loss of $2.5 million compared to a pre-tax segment profit of $13.6 million in 2005, which included $10.1 million of gains from four non-recurring events. Absent these gains, the overall $5.9 million decline in segment profit from 2005 reflected primarily a decrease in gross margin as well as higher selling, general and administrative expenses and interest expense.

Gross margin decreased to 19.0 percent in 2006 from 25.6 percent in 2005. The decrease was due mainly to the obsolescence of intellectual property upon Cobra Electronics’ acquisition of new intellectual property for future Mobile Navigation products and the impact of lower selling prices on Cobra Electronics’ first generation handheld GPS and Mobile Navigation products, which resulted in $2.8 million of impairment charges for certain intellectual property and $2.3 million in charges for inventory write downs pertaining to these first generation products. Together these charges reduced gross margin by approximately 3.4 points.

Additionally, gross margin was reduced by approximately 1.7 points by a significant decline in domestic two-way radio gross margin as a result of higher vendor costs, due to commodity price increases and fewer vendors producing two-way radios, lower selling prices, which fell 13 percent during 2006 as pricing pressures continued in this maturing category, and increased air freight of $538,000 mainly because of production delays earlier in the year. Lastly, gross profit for 2005 included a $724,000 reduction in cost of sales from the termination of the development agreement with Horizon Navigation, Inc. This benefit increased gross margin in 2005 by approximately 0.5 points.

Selling, general and administrative expenses increased $395,000 in 2006 due to $747,000 of increased selling expenses, mainly because of higher sales, and $388,000 of professional fees incurred by the Company to assist with accounting and regulatory matters pertaining to the PPL acquisition. These increases were partly offset by a $767,000 reduction in Cobra’s bonus and profit sharing expense, which was due to the Company’s decision not to pay bonuses or profit sharing in 2006 based on Cobra Electronics segment’s performance in 2006, and a $320,000 increase in the reversal of unused accrued marketing program funds from prior periods.

Interest expense increased $385,000 in 2006 because of higher working capital requirements and debt taken on with the purchase of PPL.

In 2005 there were four significant non-recurring events, included in the Cobra Electronics segment profit, which resulted in $10.1 million of gains. The first was a $7.2 million gain (that was non-taxable, except for alternative minimum tax) associated with the payment of a death benefit from life insurance maintained by the Company to fund a deferred compensation plan for the Company’s former president and chief executive officer. The Company maintains insurance policies on the lives of certain current and former senior executives to provide a mechanism to pay retirement benefits under its deferred compensation plans and recoup the cost through death benefits. The Company also realized a $1.9 million gain from the sale of unimproved property located adjacent to its office and warehouse facility in Chicago. In addition, 2005 included a gain of $299,000 on a lump-sum payment in settlement of the deferred compensation obligation to the estate of the former president and chief executive officer. Finally, as noted above, the Company had a reduction in cost of $724,000 in connection with the termination of the development agreement with Horizon.

Performance Products Business Segment

On October 20, 2006, the Company acquired Performance Products Limited, a privately-held designer and marketer of GPS-enabled speed camera detection systems and personal navigation devices for the consumer market which is based in the United Kingdom. Accordingly, the results discussed herein include only those for the period from the date of acquisition through December 31, 2006.

PPL had net sales of $2.7 million and a pre-tax segment loss of $580,000 for the period. Contributing to the segment loss was lower than expected net sales and gross margin. There was a significant shortfall in sales of satellite navigation systems. These sales were negatively impacted by the failure of a new vendor to deliver, for the critical holiday selling season, a key new product, the SNP 250. Gross margin was lower due to an exchange loss of $68,000, as PPL purchases inventory in U.S. dollars, as well as to a higher percentage of sales to European customers outside the United Kingdom, which have a lower gross margin.

Also contributing to the segment loss was $272,000 of other expense, which included approximately $200,000 of losses on foreign exchange contracts for the sale of pounds sterling and the purchase of U.S. dollars. As each contract matures, the loss associated with it will be reversed.

Income Taxes

The income tax benefit of $1.4 million for 2006 reflected a 47.0 percent effective tax rate compared to an effective tax rate of 11.8 percent for 2005’s tax provision of $1.6 million. The effective tax rate for 2006 was higher than the combined U.S. statutory rate of 36.6 percent because of the effect of the R&D tax credit, which increases the effective tax rate when there is a pretax loss. The effective tax rate for 2005 was substantially lower than the combined U.S. statutory rate of 38.2 percent due to the non-taxable effect of the gain on life insurance proceeds and R&D tax credit, which represented eleven prior years of credit.

2005 Compared to 2004

In 2005 and 2004, the Company operated in only one business segment, consumer electronics. Accordingly, the results of operations discussed below are those of that one business segment.

The $10.2 million increase in net sales in 2005 from $122.9 million to $133.1 million, resulted primarily from higher sales in Detection and Citizens Band radios. Detection sales benefited from the addition in 2005 of two major new radar customers, Radio Shack and Sears, as well as strong sales to two of the Company’s largest existing Detection customers, Best Buy and Wal-Mart. The increase in sales of Citizen Band radios was due to strong sales to distributors driven by increased promotional activities by distributors with their customers. Ten Meter radios, a new product line in 2005, also contributed to the overall sales increase in 2005. Offsetting these increases in part were lower unit sales of two-way radios, mainly because of a major customer’s declining two-way business, and handheld GPS models as the Company was discontinuing this line at this time.

Gross margin decreased to 25.6 percent from 26.2 percent in 2004 primarily due to lower net pricing on older mobile navigation models because of the introduction of the NAV ONE 4500 and NAV ONE 4000 with significant new features. Also contributing to the gross margin decline were lower margins on the sale of radar detectors to several customers which require minimal program dollars for advertising and sales promotion activities, thus offsetting the lower margin with lower variable selling expenses. Partially offsetting these margin declines were gains on foreign exchange contracts for the sale of euros and the purchase of U.S. dollars that totaled $501,000 as well as a $724,000 reduction in cost of sales from the termination of the development agreement with Horizon. In connection with the termination of this agreement, the Company had previously identified alternative technology platforms for its mobile navigation products. To compensate the Company for the loss of the Horizon platform for future products, Horizon refunded to Cobra certain development fees previously paid and released Cobra from the obligation to pay royalties on remaining sales of products using the Horizon platform. After recognizing the impact of the termination of the development and license agreement on the intangible assets associated with the Horizon platform, the net benefit was recorded as a reduction of cost of sales from the Horizon settlement.

Selling, general and administrative expenses increased $2.3 million, or 8.0 percent, and declined slightly as a percentage of net sales, 23.0 percent in 2005 compared to 23.1 percent in 2004. The increase reflected increased selling expenses because of higher sales as well as increases in expenses associated with the Company’s new ERP system, which was placed in service on January 1, 2005, and a $727,000 increase in professional fees, primarily associated with Sarbanes-Oxley Section 404 consulting, domestic and international trademark legal work and tax work related to the research and development tax credits. Partially offsetting these increases was a decrease in R&D expense.

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

The $10.1 million increase in other income in 2005, compared to 2004, resulted primarily from the two significant events, which occurred in the first quarter of 2005. The first was a $7.2 million gain (that is non-taxable, except for alternative minimum tax) associated with the payment of a death benefit from life insurance maintained by the Company to fund a deferred compensation plan for the Company’s former president and chief executive officer. The Company maintains insurance policies on the lives of certain current and former senior executives to provide a mechanism to pay retirement benefits under its deferred compensation plans and recoup the cost through death benefits. The Company also realized a $1.9 million gain from the sale of unimproved property located adjacent to its office and warehouse facility in Chicago. Also contributing to the increase was a gain of $299,000 on a lump-sum payment in settlement of the deferred compensation obligation to the estate of the Company’s former president and chief executive officer.

For 2005, income tax expense increased by $103,000, while the effective tax rate decreased to 11.8 percent from 38.6 percent in 2004. The lower effective tax rate was due to the non-taxable effect of the gain on life insurance proceeds and a R&D tax credit, which represented eleven prior years of credit.

Liquidity and Capital Resources

On January 31, 2002, the Company executed a new three-year Revolving Credit Agreement (“Credit Agreement”) with three financial institutions. In November 2005 the term of the agreement was amended to January 31, 2007. In October 2006, in connection with the PPL acquisition, the Credit Agreement was amended and restated for a five-year term and maximum loan limit of $53.6 million, including the $40 million revolver, and a $7.0 million Term Loan. The balance of $6.6 million is for a Delayed-Draw Term Loan available until November 15, 2007 that can only be used to fund the first earn out payment of up to approximately $6.6 million under the PPL purchase agreement which is contingent upon PPL’s operating performance for the twelve-month period ending March 31, 2007. At the Company’s option, the revolver may be increased to $50 million upon sixty days advance notice. Borrowings and letters of credit issued under the Credit Agreement are secured by substantially all of the assets of the Company.

The credit agreement continues to allow the Company to pay dividends and distributions on its stock, and repurchases of its stock, up to $1.2 million per calendar year.

The credit agreement contains certain financial and other covenants, including but not limited to, a Tangible Net Worth Minimum, a Fixed Charge Coverage Ratio and a Debt-to-EBITDA Ratio, which may cause the applicable interest rate to increase or decrease after September 30, 2007. The revolver portion of the credit agreement is also subject to an unused line fee of 37.5 basis points while the Delayed-Draw Term Loan is subject to a non-use fee of 62.5 basis points. Loans outstanding on the revolver currently bear interest, at the Company’s option, at prime rate plus 25 basis points or LIBOR plus 175 basis points. The Company has elected the LIBOR option on the $7.0 million Term Loan and has subsequently entered into a 5-year interest rate swap in January 2007, as required by the credit agreement, which effectively fixes the total interest rate at 5.34 percent plus applicable basis points, currently 175 points, or a total interest rate of 7.09 percent. The $7.0 million Term Loan and the Delayed-Draw Term Loan are subject to quarterly installment payments and mandatory prepayments based on certain asset sales, excess cash flow and issuance of equity or debt.

At December 31, 2006, the Company had interest bearing debt outstanding of $16.7 million, consisting of the $6.8 million term loan and $9.9 million in the Revolver. As of December 31, 2006, availability was approximately $16.0 million under the revolving credit line based on asset advance formulas.

Net cash flows provided by operating activities were $3.4 million for the year ended December 31, 2006. Operating cash flows were impacted by the add-back of non-cash charges related to depreciation and amortization of $5.8 million and impairment of product software of $2.8 million. Operating cash flows benefited from a decrease in receivables of $2.6 million and an increase in deferred compensation of $796,000. These inflows were partially offset by an increase in inventories of $4.7 million, an increase in other current assets of $1.5 million and a net loss of $1.6 million.

Depreciation and amortization included $2.0 million of product software amortization mainly for COBRA brand mobile navigation products, $528,000 of amortization for ERP internal software and $500,000 of PPL amortization of intangibles and other assets that resulted from the allocation of the purchase price for PPL in accordance with SFAS No. 141. Impairment of product software resulted from the impact of lower selling prices on first generation COBRA brand handheld GPS and Mobile Navigation products and an impairment adjustment for the obsolescence of intellectual property because the Company acquired new intellectual property to support future Mobile Navigation products. The decrease in receivables reflected the terms of sale for certain customers that had greater sales in 2006 than in 2005. Deferred compensation increased because in 2005 there was a lump-sum payment in settlement of the deferred compensation obligation to the estate of a former president and chief executive officer. Inventories increased because of an increase in PPL’s inventory since the date of acquisition—mainly because of products that had been delayed due to vendor issues and increases in detection inventory in anticipation of strong demand in the first quarter of 2007 and in mobile navigation inventory, mostly older models that will be sold early in 2007. Intangible assets increased primarily because of costs incurred for product software development in connection with the Company’s development of COBRA brand mobile navigation products. The Company expects that costs for mobile navigation product software development will continue in 2007 and beyond. Additionally, the amortization of these product software assets is also expected to increase in future years. Other assets increased because of higher expenditures on packaging and outside design for new products to be introduced in 2007, particularly mobile navigation and detection products, as well as prepaid loan fees incurred in connection with the credit agreement that was restated and amended in late 2006 to provide funding for the acquisition of PPL.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2007 to fund its working capital needs.

Net cash used in investing activities amounted to $23.9 million in 2006, principally because the Company acquired all of PPL’s outstanding stock for cash consideration of $21.9 million (plus two earnout payments contingent upon PPL’s operating performance for the twelve-month period ending March 31, 2007 and the fourteen months ending May 31, 2008). The Company also had expenditures of $1.6 million primarily for the purchase of tooling and expenditures of $3.4 million to acquire intangible assets. In addition, cash of $3.4 million was provided from Horizon’s loan repayment including all accrued interest. The repayment was part of an agreement between the Company and Horizon, effective December 31, 2005, to terminate their development and license agreement.

Net cash provided by financing activities amounted to $15.5 million and resulted mainly from borrowings to finance the PPL acquisition. Cash of $490,000 was also provided by the President and Chief Executive Officer’s repayment of his loan to the Company consisting of $400,000 principal and $90,000 of accrued interest, on July 14, 2006. The Company also used cash for an annual dividend of $1 million paid in April 2006 and for the repurchase of $600,000 in common stock from the President and Chief Executive Officer in November 2006, at a discounted price.

On February 22, 2007, the Company’s Board of Directors approved an annual cash dividend of $0.16 per share payable on April 27, 2007 to shareholders of record on April 13, 2007. The annual dividend payment for 2007 will approximate $1.0 million.

The Company believes that for the foreseeable future, it will be able to continue to fund its operations and any payment of the earnout, contingent upon PPL’s operating performance for the year ending March 31, 2007 with cash generated from operations using existing or similar future bank credit agreements to fund its seasonal working capital needs, but will be determined on a yearly basis.

Total outstanding commitments at December 31, 2006 were as follows:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Capital lease (a)	$162	$72	$90	$—	$—
Operating leases	2,299	487	436	410	966
Purchase obligations	27,008	27,008	—	—	—
Letters of credit	3,692	3,692	—	—	—
Deferred compensation (a)	5,926	68	493	991	4,374
Term loan (a)	6,750	1,060	2,610	3,080	—
Revolving loan (a)	9,924	—	—	9,924	—

Total	$55,761	$32,387	$3,629	$14,405	$5,340

(a)	included in Consolidated Balance Sheets on pages 31 and 32.

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

Net Realizable Value Reserve.    The Company maintains a net realizable value reserve to write-down below cost, as necessary, certain inventory not previously sold to customers where it is determined that net realizable value is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models are to be included in the reserve and the estimated net realizable value of such model (i.e., the per unit price that it is estimated can be received in the marketplace if the model was sold). This reserve will vary depending upon the specific models selected, the estimated net realizable value for each model and quantities of each model that are determined will be sold below cost from quarter to quarter.

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

Deferred Compensation.    Obligations under the deferred compensation plans (most of which are non-qualified defined benefit plans) and annual deferred compensation expense are determined by a number of assumptions. Key assumptions in the determination of obligations under the deferred compensation plans and annual deferred compensation expense include the discount rate and anticipated compensation for each individual covered by the plans, which in part is dependent upon the anticipated future profitability of the Company. The discount rate for 2006 and 2005 was 7 percent. The compensation increase assumptions are based on historical experience and anticipated future performance. The Company maintains life insurance policies for certain current and former executives to provide funding for future obligations. As of December 31, 2006, the cash surrender value of the insurance policies in force for the Company’s president and chief executive officer was $974,000.

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

Goodwill and Other Intangible Assets.    Pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company evaluates goodwill for impairment on an annual basis or if impairment indicators exist. For goodwill, the evaluation requires a comparison of estimated fair value of PPL to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge.

The fair values used in the SFAS 142 evaluation are estimated based upon discounted future cash flow projections. These cash flow projections are based on a number of assumptions, including risk-adjusted discount rates, future sales volumes, price levels and rates of increase in operating expenses. Management believes that the assumptions made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet expectations, the Company may be required to record an impairment charge, the amount of which could be material to its results of operations.

Intangible assets subject to amortization are evaluated for impairment pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires impairment testing whenever events or circumstances indicate that the carrying amount of an amortizable intangible asset may not be recoverable. If impairment indicators exist for an amortizable intangible asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If the projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If the projection of undiscounted cash flows is less than the carrying value of the intangible asset, an impairment charge is recorded to reduce the intangible asset to its fair value.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on July 13, 2006. FIN 48 clarifies SFAS No. 109, “Accounting for Income Taxes” by providing the criteria a tax position must satisfy for some or all of the tax benefit to be recognized in the financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measure of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of FIN 48 to have a material effect on its results of operations or financial position.

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

Effective January 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of January 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. The Company has not awarded stock-based compensation to employees, officers or directors during the twelve-month period ended December 31, 2006. The stock-based compensation expense for the twelve months ended December 31, 2006 totaled $48,000. In accordance with SFAS 123R, results for prior years have not been restated.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risks related to changes in foreign currency exchange risks and interest rates are inherent to the Company’s operations. Changes to these factors could cause fluctuations in the Company’s net earnings, cash flows and the fair values of financial instruments subject to market risks. The Company identifies theses risks and mitigates the financial impact with hedging and interest rate swaps.

Debt incurred under a revolving loan agreement with a balance of $9.9 million as of December 31, 2006 is priced at an interest rate that floats with the market. Therefore, this debt is not significantly affected by changes in the interest rate market. Also, the Company has $6.8 million of debt as of December 31, 2006 with a fixed rate of interest. Accordingly, fair value of this fixed-rate debt can be significantly affected by changes in the interest rate market.

The Company’s suppliers are located in China, Hong Kong, Italy, the Philippines, South Korea and Thailand.

In 2006, approximately 13.4 percent of the Company’s sales were outside the United States, principally in Europe and Canada, compared to 13.5 percent in 2005. The Company minimizes the foreign currency exchange rate risk associated with relationships outside of the United States by conducting all of its transactions in U.S. dollars, except for some billings of its European business, which are conducted in euros and the billings of PPL which are primarily in pound sterling. The Company does not use derivative financial or commodity instruments for trading or speculative purposes, however, forward contracts are occasionally used for hedging a portion of the Company’s European business’ euro denominated transactions and hedging dollar purchases for PPL. Please refer to Note 5 in the financial statements, included under Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference, for further information on the Company’s financial instruments and derivatives. A 10 percent movement in the U.S. dollar/pound sterling exchange rate on the forward contracts outstanding at December 31, 2006 would result in approximately a $775,000 annual increase or decrease in cost of sales and cash flows.

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

•	ability of the Company to maintain adequate financing, to bear the interest cost of such financing and to remain in compliance with financing covenants;

•	changes in law;

•	ability to successfully integrate acquisitions; and

•	other risk factors, which may be detailed from time to time in the Company’s SEC filings.

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

Item 8.  Financial Statements and Supplementary Data

Financial statements and quarterly financial data are included in this Annual Report on Form 10-K, as indicated in the index on page 61.

CONSOLIDATED STATEMENTS OF OPERATIONS

Cobra Electronics Corporation

Years Ended December 31	2006	2005	2004
	(in thousands, except per share amounts)
Net sales	$153,695	$133,084	$122,877
Cost of sales	123,742	98,949	90,652

Gross profit	29,953	34,135	32,225
Selling, general and administrative expense	32,620	30,614	28,337

(Loss) earnings from operations	(2,667)	3,521	3,888
Other (expense) income	(416)	10,062	(11)

(Loss) earnings before income taxes	(3,083)	13,583	3,877
Tax (benefit) provision	(1,449)	1,599	1,496
Minority interest	4	—	—

Net (loss) earnings	$(1,630)	$11,984	$2,381

Net (loss) earnings per common share:
Basic	$(0.25)	$1.86	$0.37
Diluted	$(0.25)	$1.81	$0.36

Weighted average shares outstanding:
Basic	6,482	6,448	6,439
Diluted	6,482	6,609	6,603

Dividends declared and paid per common share	$0.16	$—	$—

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

Cobra Electronics Corporation

At December 31	2006	2005
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,878	$6,704
Receivables, less allowance for claims and doubtful accounts of $282 in 2006 and $275 in 2005	28,320	28,710
Inventories, primarily finished goods	29,039	21,837
Deferred income taxes	7,196	5,237
Loan receivable	—	3,374
Other current assets	6,810	5,614

Total current assets	73,243	71,476

Property, plant and equipment, at cost:
Buildings and improvements	5,433	5,398
Tooling and equipment	20,079	17,612

	25,512	23,010

Accumulated depreciation	(18,117)	(16,342)

Land	230	230

Net property, plant and equipment	7,625	6,898

Other assets:

Cash surrender value of officers’ life insurance policies	3,968	3,672
Goodwill	11,997	—
Intangible assets	19,503	10,084
Other assets	422	792

Total other assets	35,890	14,548

Total assets	$116,758	$92,922

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS (cont.)

Cobra Electronics Corporation

At December 31	2006	2005
	(in thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,097	$5,292
Accrued salaries and commissions	760	1,315
Accrued advertising and sales promotion costs	2,292	2,935
Accrued product warranty costs	1,963	1,618
Accrued income taxes	1,650	646
Current maturities of long-term debt	1,060	—
Other accrued liabilities	5,279	1,725

Total current liabilities	19,101	13,531

Non-current liabilities:
Long-term bank debt	15,614	—
Deferred compensation	5,858	5,062
Deferred income taxes	5,337	1,691
Other long term liabilities	1,075	386

Total non-current liabilities	27,884	7,139

Total liabilities	46,985	20,670

Minority Interest	4	—
Shareholders’ equity:
Preferred stock, $1 par value, shares authorized-1,000,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized, 7,039,100 issued for 2006 and 2005	2,345	2,345
Paid-in capital	19,824	19,761
Retained earnings	51,584	54,255
Accumulated comprehensive income (loss)	11	(251)

	73,764	76,110
Treasury stock, at cost (605,662 shares for 2006 and 549,853 shares for 2005)	(3,995)	(3,458)
Officer’s note receivable	—	(400)

Total shareholders’ equity	69,769	72,252

Total liabilities and shareholders’ equity	$116,758	$92,922

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cobra Electronics Corporation

Years Ended December 31	2006	2005	2004
Cash flows from operating activities:
Net (loss) earnings	$(1,630)	$11,984	$2,381
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
Depreciation and amortization	5,852	4,844	3,369
Impairment of product software	2,757	—	—
Deferred income taxes	(2,503)	(1,543)	(574)
(Gain) loss on cash surrender value (CSV) life insurance	12	(319)	(203)
Stock-based compensation	48	—	—
Gain on ex-officer’s life insurance	—	(7,244)	—
(Gain) loss on sale of fixed assets	—	(1,925)	91
Net benefit of Horizon agreement	—	(724)	—
Gain on deferred compensation payout	—	(299)	—
Tax benefit from stock options exercised	12	69	78
Changes in assets and liabilities:
Receivables	2,550	(1,632)	(4,687)
Inventories	(4,696)	(2,407)	1,176
Other current assets	(1,516)	(4,117)	(355)
Other long term assets	1,002	—	—
Accounts payable	(747)	543	1,693
Accrued income taxes	1,004	(543)	1,739
Accrued liabilities	1,166	527	(297)
Deferred compensation	796	(204)	1,009
Deferred income	(950)	—	—
Other long term liabilities	195	(13)	264

Net cash provided by (used in) operating activities	3,352	(3,003)	5,684

Cash flows from investing activities:
Capital expenditures	(1,623)	(1,970)	(2,043)
Implementation of ERP system	—	(1,791)	(1,808)
Loan receivable	3,374	—	(740)
Intangible assets	(3,448)	(2,273)	(2,818)
Premiums on CSV life insurance	(308)	(288)	(257)
Purchase of Performance Products Limited	(21,898)	—	—
Proceeds on ex-officer’s life insurance	—	11,204	—
Proceeds on sale of land	—	2,015	—

Net cash (used in) provided by investing activities	(23,903)	6,897	(7,666)

Cash flows from financing activities :
Bank borrowings	16,674	—	—
Dividends paid to shareholders	(1,041)	—	—
Repayment of officer’s note receivable	400	—	—
Transactions related to exercise of stock options, net	(534)	306	—

Net cash provided by financing activities	15,499	306	—

Effect of exchange rate changes on cash and cash equivalents	226	(96)	(154)

Net (decrease) increase in cash	(4,826)	4,104	(2,136)
Cash at beginning of year	6,704	2,600	4,736

Cash at end of year	$1,878	$6,704	$2,600

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$182	$89	$110
Income taxes, net of refunds	$377	$4,556	$364

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Cobra Electronics Corporation

Three Years Ended December 31, 2006	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Comprehensive Income (Loss)	Officer’s Loan Receivable	Total
	(in thousands)
Balance—January 1, 2004	$2,345	$19,772	$39,890	$(3,922)	$16	$(400)	$57,701
Comprehensive income:
Net earnings	—	—	2,381	—	—	—	2,381
Accumulated other comprehensive income—foreign currency translation adjustment	—	—	—	—	(33)	—	(33)

Total comprehensive income							2,348
Transactions related to exercise of options, net	—	(200)	—	200	—	—	—
Tax benefit from stock options exercised	—	78	—	—	—	—	78

Balance—December 31, 2004	$2,345	$19,650	$42,271	$(3,722)	$(17)	$(400)	$60,127
Comprehensive income:
Net earnings	—	—	11,984	—	—	—	11,984
Accumulated other comprehensive income—Foreign currency translation adjustment	—	—	—	—	(234)	—	(234)

Total comprehensive income							11,750
Transactions related to exercise of options, net	—	42	—	264	—	—	306
Tax benefit from stock options exercised	—	69	—	—	—	—	69

Balance—December 31, 2005	$2,345	$19,761	$54,255	$(3,458)	$(251)	$(400)	$72,252
Comprehensive income:
Net (loss) earnings	—	—	(1,630)	—	—	—	(1,630)
Accumulated other comprehensive income—Foreign currency translation adjustment	—	—	—	—	262	—	262

Total comprehensive loss							(1,368)
Repayment of loan	—	—	—	—	—	400	400
Dividends to shareholders	—	—	(1,041)	—	—		(1,041)
Stock compensation expense	—	48	—		—	—	48
Purchase treasury stock	—	—	—	(600)	—	—	(600)
Transactions related to exercise of options, net	—	3	—	63	—	—	66
Tax benefit from stock options exercised	—	12	—	—	—	—	12

Balance—December 31, 2006	$2,345	$19,824	$51,584	$(3,995)	$11	$—	$69,769

The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cobra Electronics Corporation

Years ended December 31, 2006, 2005 and 2004

(1)  Summary of Significant Accounting Policies

Business—Cobra designs and markets consumer electronics products, which it sells primarily under the Cobra brand name principally in the United States, Canada and Europe. Effective October 20, 2006, the Company acquired PPL and sells its products under the Snooper tradename, principally in the United Kingdom, as well as elsewhere in Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong, Italy, the Philippines, South Korea and Thailand. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. Effective October 20, 2006, the consolidated financial statements also include a variable interest entity (“VIE”) of which Performance Products Limited is the primary beneficiary as further described in Note 20, Variable Interest Entity. The consolidated entities are collectively referred to as the “Company”. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable—The majority of the Company’s accounts receivable are due from retailers and two-step distributors. Credit is extended based on an evaluation of a customer’s financial condition, including, at times the availability of credit insurance, and, generally, collateral is not required. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for claims and doubtful accounts.

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

Advertising and Sales Promotion Expenses—These costs reflect amounts provided to retailers and distributors for advertising and sales promotions and are expensed as incurred. Customer programs, generally agreed to at the beginning of each year, are mainly variable programs dependent on sales and special promotional events and may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new, or changes to existing, promotional programs. Advertising and sales promotion expenses for the years ended December 31, 2006, 2005 and 2004 totaled $7.5 million, $6.1 million and $5.9 million, respectively.

Comprehensive Income (Loss)—The Company reports comprehensive income under the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income includes net earnings and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the years ended December 31, 2006, 2005 and 2004, other comprehensive income includes only one component, which is the change in the foreign currency translation adjustment.

Concentration of Credit Risk—The Company has evaluated its concentration of credit risk as it applies both to customers and to the institutions with which it places cash investments.

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

The Company places temporary cash investments with institutions of high credit quality. At December 31, 2006 and 2005, the Company had approximately $1.9 million ($1.6 million was on deposit in foreign banks) and $6.7 million ($600,000 was on deposit in foreign banks), respectively, on deposit with such financial institutions, of which $1.8 million and $6.6 million, respectively, were in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of this concentration. Consequently, no significant concentration of credit risk is considered to exist.

Depreciation—Depreciation of buildings, improvements, tooling and equipment is computed using the straight-line method over the following estimated useful lives. Depreciation expense totaled $1.7 million for 2006, $1.8 million for 2005, and $2.1 million for 2004.

Classification	Life
Buildings	30 years
Building improvements	20 years
Motor vehicles	2 – 5 years
Equipment	5 – 10 years
Tools, dies and molds	1.5 – 4.5 years

Long-Lived Assets—Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates impairment, the carrying amount of such assets is reduced to an estimated fair value.

Goodwill and Other Intangible Assets—Pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company evaluates goodwill for impairment on an annual basis or if impairment indicators exist. For goodwill, the evaluation requires a comparison of the estimated fair value of Performance Products Limited (“PPL”) to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge.

The fair values used in the SFAS 142 evaluation are estimated based upon discounted future cash flow projections. These cash flow projections are based on a number of assumptions, including risk-adjusted discount rates, future sales volumes, price levels and rates of increase in operating expenses. Management believes that the assumptions made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet expectations, the Company may be required to record an impairment charge, the amount of which could be material to its results of operations.

Intangible assets subject to amortization are evaluated for impairment pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires impairment testing whenever events or circumstances indicate that the carrying amount of an amortizable intangible asset may not be recoverable. If impairment indicators exist for an amortizable intangible asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If the projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If the projection of undiscounted cash flows is less than the carrying value of the intangible asset, an impairment charge is recorded to reduce the intangible asset to its fair value.

Amortization of intangible assets is computed using the straight-line method over the following estimated useful lives.

Classification	Life
Trade Names and Trademarks	2–30 years
Enigma Database	5 years
Noncompetition Agreements	3 years
Customer Relationships	10 years
ERP System	7 years

Amortization expense relating to intangible assets subject to amortization (excluding product software) totaled $935,000 in 2006, $384,000 in 2005 and $264,000 in 2004.

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

Research, Engineering and Product Development Expenditures—Research and product development expenditures, as well as the non-capitalized engineering costs, are expensed as incurred and amounted to $1.9 million in 2006, $1.8 million in 2005 and $2.4 million in 2004. Beginning in 2005, certain engineering costs associated with the development of mobile navigation products were capitalized in accordance with SFAS No. 86.

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

Stock-Based Compensation—The Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

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

Effective January 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of January 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. The Company has not awarded stock-based compensation to employees, officers or directors during the twelve-month period ended December 31, 2006. The stock-based compensation expense for the twelve months ended December 31, 2006 totaled $48,000. In accordance with SFAS 123R, results for prior years have not been restated.

The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton option pricing model and the assumptions at December 31, 2006 and 2005 are shown in the following table:

	2006	2005
Risk-free interest rate	4.0 – 4.3%	4.0 – 6.8%
Expected life	10 years	10 years
Expected volatility	41 – 43%	42 – 45%

The effect on earnings and earnings per share if the fair value recognition provisions of SFAS 123R were applied to the twelve months ending December 31, 2005 and 2004 is shown in the following table:

	Year Ended December 31,
	2005	2004
	(In thousands, except per share amounts)
Net earnings, as reported	$11,984	$2,381
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	(68)	(90)

Pro-forma net earnings	$11,916	$2,291

Net earnings per common share:
Basic—as reported	$1.86	$0.37
Basic—pro forma	$1.85	$0.36

Diluted—as reported	$1.81	$0.36
Diluted—pro forma	$1.80	$0.35

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

Deferred Income—The Company’s PPL subsidiary balance sheet includes $857,000 of current and $708,000 of long-term deferred income for prepaid customer download fees related to subscriptions to its Enigma database (most commonly for 2.5 years worth of service) that will be recognized throughout 2007 and 2008. The current deferred income is classified as other accrued liabilities and the long-term deferred income is classified as other long-term liabilities on the balance sheet. These amounts are net of a purchase price allocation that reduced total deferred income of which approximately $735,000 will be amortized in 2007 and $323,000 will be amortized in 2008.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on July 13, 2006. FIN 48 clarifies SFAS No. 109, “Accounting for Income Taxes” by providing the criteria a tax position must satisfy for some or all of the tax benefit to be recognized in the financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measure of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of FIN 48 to have a material effect on its results of operations or financial position.

The SEC issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Financial Statements”(“SAB 108”). Pursuant to SAB 108, a company will be required to quantify errors using both a balance sheet and income statement approach and restate prior period financial statements when either approach (as opposed to only one approach) results in a material misstatement. Adoption of SAB 108 is not expected to impact the Company.

(2)  Acquisition of Performance Products Limited

On October 20, 2006, Cobra Electronics UK Ltd., a wholly owned subsidiary of Cobra Electronics Corporation completed the acquisition of 100% of the issued and outstanding share capital of Performance Products Limited (“PPL”). PPL is a provider of GPS-enabled speed camera detection systems and personal navigation devices to consumers and retail locations based in the United Kingdom, as well as other locations in Europe.

Under the acquisition agreement, the purchase price for the issued share capital of PPL consisted of $21.2 million paid in cash at the closing of the transaction. In addition, additional cash consideration of up to approximately $6.5 million will be payable upon achievement of certain performance targets by PPL for the twelve-month period ended March 31, 2007 and cash consideration of up to approximately $9.4 million will be payable upon achievement of certain performance targets by PPL for the fourteen month period ended May 31, 2008. Additional payment could be due depending on PPL’s performance in excess of the cumulative targets for the periods ending March 31, 2007 and May 31, 2008.

The acquisition was funded from borrowings under an Amended and Restated Loan Agreement between LaSalle Bank, National Association as agent for the lenders, and the Company dated October 19, 2006. (Refer to Note 4 on Financing Arrangements.)

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$2,080
Inventory	2,343
Other current assets	760
Property, plant & equipment	1,062
Intangible assets	11,816
Goodwill	11,997

Total assets acquired	30,058

Accounts payable	1,530
Deferred income	616
Other current liabilities	1,660
Deferred Income—long-term	344
Deferred income taxes	4,010

Total liabilities assumed	8,160

Net assets acquired	$21,898

PURCHASE PRICE RECAP:
Cash	$21,209
Assumed debt	36
Direct acquisition costs	1,831
Working capital adjustment	(1,178)

Total purchase price	$21,898

Unaudited Pro Forma Information

The following unaudited pro forma information shows the results of Cobra’s operations for the years ended December 31, 2006 and 2005 as though the acquisition of PPL occurred as of January 1, 2005.

	2006	2005
	(in thousands, except per share amounts)
Total revenue	$164,469	$147,064
Net (loss) earnings	(3,700)	9,841
Net (loss) earnings per common share
Basic	$(0.57)	$1.53
Diluted	$(0.57)	$1.49

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of January 1, 2005, or the results that may occur in the future. Furthermore, the pro forma results do not give effect to the cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisition.

(3)  Income Taxes

The provision for income taxes on earnings for the years ended December 31, 2006, 2005 and 2004 consists of:

	2006	2005	2004
	(in thousands)
Current Provision:
Federal	$844	$2,404	$1,579
State	152	738	491
Foreign	58	—	—

	1,054	3,142	2,070

Deferred Benefit
Federal	(1,964)	(1,322)	(505)
State	(309)	(221)	(249)
Foreign	(230)	—	180

	(2,503)	(1,543)	(574)

Total	$(1,449)	$1,599	$1,496

Deferred tax assets and liabilities by type at December 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Deferred tax assets:
Sales/receivable reserves	$1,259	$1,409
Inventory reserves	1,860	899
Compensation reserves	2,298	1,953
Accrued promotion expenses	847	1,109
Warranty reserves	746	619
Property, plant and equipment	508	472
AMT credit carry-forward	857	1,014
Net operating loss carry-forward	315	182

Deferred tax assets	8,690	7,657
Less: Valuation allowance	(315)	(182)

Deferred tax assets, net of allowance	8,375	7,475

Deferred tax liabilities:
Tax lease income	—	(700)
Tax basis difference on PPL assets acquired	(3,959)	—
R & D expenditures	(933)	(1,916)
Prepaid expenses	(653)	(1,066)
Other	(971)	(247)

Deferred tax liabilities	(6,516)	(3,929)

Net deferred tax asset	$1,859	$3,546

Reconciliation of deferred tax to Consolidated Balance Sheet:

Current Assets:
Deferred income taxes	$7,196	$5,237
Non-Current Liabilities
Deferred income taxes	(5,337)	(1,691)

Net deferred tax asset	$1,859	$3,546

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

At December 31, 2006, the Company had a AMT credit carry forward of $857,000, which does not expire, to offset against future income tax payments.

The total valuation allowance recognized on deferred tax assets, totaling $315,000 as of December 31, 2006, was due to the establishment of a valuation allowance for the deferred net operating loss carry-forward tax asset related to Cobra Electronics Europe Limited. The net change in the total valuation allowance during the year was $133,000.

The statutory federal income tax rate (34%) is reconciled to the effective income tax rate as follows:

Description	2006	2005	2004
Income taxes at statutory federal income tax rate	(34.0)%	34.0%	34.0%
State taxes, net of federal income tax benefit	(2.6)	4.2	4.8
Life insurance proceeds	—	(21.3)	—
R & D credit	(13.0)	(7.6)	—
Foreign operations	(0.8)	—	1.9
Permanent items	2.0	1.8	(1.4)
Other	1.4	0.7	(0.7)

Income tax expense	(47.0)%	11.8%	38.6%

(4)  Financing Arrangements

On January 31, 2002, the Company executed a new three-year Revolving Credit Agreement (“Credit Agreement”) with three financial institutions. In November 2005, the term of the agreement was amended to January 31, 2007. In October 2006, in connection with the PPL acquisition, the Credit Agreement was amended and restated for a five-year term and maximum loan limit of $53.6 million, including the $40 million revolver, and a $7.0 million Term Loan. The balance of $6.6 million is for a Delayed-Draw Term Loan available until November 15, 2007 that can only be used to fund the first earn out payment of up to approximately $6.6 million under the PPL purchase agreement which is contingent upon PPL’s operating performance for the twelve-month period ending March 31, 2007. At the Company’s option, the revolver may be increased to $50 million upon sixty days advance notice. Borrowings and letters of credit issued under the Credit Agreement are secured by substantially all of the assets of the Company.

The credit agreement continues to allow the Company to pay dividends and distributions on its stock, and repurchases of its stock, up to $1.2 million per calendar year.

The credit agreement contains certain financial and other covenants, including but not limited to, a Tangible Net Worth Minimum, a Fixed Charge Coverage Ratio and a Debt-to-EBITDA Ratio, which may cause the applicable interest rate to increase or decrease after September 30, 2007. The revolver portion of the credit agreement is also subject to an unused line fee of 37.5 basis points while the Delayed-Draw Term Loan is subject to a non-use fee of 62.5 basis points. Loans outstanding on the revolver currently bear interest, at the Company’s option, at prime rate plus 25 basis points or LIBOR plus 175 basis points. The Company has elected the LIBOR option on the $7.0 million Term Loan and has subsequently entered into a 5-year interest rate swap in January 2007, as required by the credit agreement, which effectively fixes the total interest rate at 5.34 percent plus applicable basis points, currently 175 points, or a total interest rate of 7.09 percent. The $7.0 million Term Loan and the

Delayed-Draw Term Loan are subject to quarterly installment payments and mandatory prepayments based on certain asset sales, excess cash flow and issuance of equity or debt.

At December 31, 2006, the Company had interest bearing debt outstanding of $16.7 million, consisting of the $6.8 million term loan and $9.9 million in the Revolver. As of December 31, 2006, availability was approximately $16.0 million under the revolving credit line based on asset advance formulas.

Maximum borrowings outstanding at any month end were $19.4 and $0 million in 2006 and 2005, respectively. The maximum values of letters of credit outstanding at any month end were $8.1 million and $10.0 million in 2006 and 2005, respectively. Aggregate average daily borrowings outstanding were $4.4 million during 2006 and $0 during 2005, with weighted average interest rates thereon of 8.1 percent during 2006.

Aggregate principal repayments of long-term debt excluding payments on capital lease obligations over the next five years as December 31, 2006 are as follows:

Year	Term Loan	Revolver	Total
	(in thousands)
2007	$1,060	$—	$1,060
2008	1,240	—	1,240
2009	1,370	—	1,370
2010	1,760	—	1,760
2011	1,320	9,924	11,244

	$6,750	$9,924	$16,674

(5)  Fair Value of Financial Instruments and Derivatives

The Company’s financial instruments include cash, cash surrender value of officers life insurance policies, accounts receivable, accounts payable, current portion of long-term debt, long-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The contract value/fair value of the letters of credit at December 31, 2006 was $3.7 million and at December 31, 2005 was $3.6 million. These letters of credit are only executed with major financial institutions, and full performance is anticipated.

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

The Company’s current hedging activity is limited to foreign currency purchases and an interest rate swap. The purpose of the foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The purpose of the interest rate swap is to fix the interest rate for the loan term, thereby protecting the Company from future interest rate increases.

The Company hedges foreign exchange exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the instruments are carried at fair value in the Consolidated Balance Sheets as a component of current liabilities.

Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the year ended December 31, 2006. To manage foreign currency risk, as of December 31, 2006, the Company had entered into foreign exchange forward contracts for the sale of pound sterling and the purchase of U.S. dollars with a total notional value of $7.5 million. These contracts were originally purchased at exchange rates ranging from 1.86 dollars per pound sterling to 1.95 dollars per pound sterling and mature periodically during 2007. The fair value of these contracts at December 31, 2006 is the carrying amount. In the fourth quarter, PPL recorded a $200,000 loss to revalue its foreign currency contracts to market, however as the contracts mature the loss will reverse

(6)  Lease Transactions

The Company leases facilities and equipment under non-cancelable leases with remaining terms of one year or more. The terms of the agreements provide that the Company will pay certain operating expenses. The capital lease provides the Company with the option to purchase the related asset at the end of the respective initial lease terms. The gross amount and accumulated amortization of the capital lease at December 31, 2006 was $318,000 and $175,000, respectively.

Total minimum rental amounts committed in future years as of December 31, 2006 are as follows:

	Operating Lease	Capital Lease	Total
	(in thousands)
2007	$487	$72	$559
2008	218	72	290
2009	218	18	236
2010	205	—	205
2011	205	—	205
Thereafter	966	—	966

Total	$2,299	$162	$2,461

Total rental expense amounted to $466,000 in 2006, $386,000 in 2005 and $430,000 in 2004.

(7)  Shareholders’ Equity

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

EARNINGS PER SHARE

	2006	2005	2004
Basic (loss) earnings per share:
Net (loss) earnings available to common shareholders (in thousands)	$(1,630)	$11,984	$2,381
Weighted-average shares outstanding	6,481,727	6,448,055	6,439,274

Basic (loss) earnings per share	$(0.25)	$1.86	$0.37

Diluted (loss) earnings per share:
Weighted-average shares outstanding	6,481,727	6,448,055	6,439,274
Dilutive shares issuable in connection with stock option plans (1)	—	589,916	626,348
Less: shares purchasable with option proceeds	—	(429,386)	(462,800)

Total	6,481,727	6,608,585	6,602,822

Diluted (loss) earnings per share	$(0.25)	$1.81	$0.36

(1)	Stock options to purchase 591,166; 11,250; and 23,250 shares were not included in the calculation for diluted earnings per share for the year ended December 31, 2006, 2005 and 2004, respectively, as their effect would have been antidilutive.

Changes in shares of common stock and treasury stock for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Common Stock (Net of Treasury Stock)	Treasury Stock
	(shares in thousands)
Shares outstanding—January 1, 2004	6,420	619
Exercise of stock options	25	(25)

Shares outstanding—December 31, 2004	6,445	594
Exercise of stock options	44	(44)

Shares outstanding—December 31, 2005	6,489	550
Exercise of stock options	10	(10)
Purchase of stock	(66)	66

Shares outstanding—December 31, 2006	6,433	606

(8)  Stock Option Plans

The Company has six Stock Option Plans—2002 Outside Directors Plan, 2000 Outside Directors Plan, 2000, 1998, 1997 and 1995 (“the Plans”). The Company’s 1995 Key Employee and Non-Qualified Incentive Stock Option Plan was terminated in accordance with its terms on March 17, 2005. Under the terms of the Plans, the consideration received by the Company upon exercise of the options may be paid in cash or by the surrender and delivery to the Company of previously owned shares of its common stock, or by a combination thereof. The optionee is credited with the fair market value of any stock surrendered and delivered as of the exercise date. Options become exercisable in annual 25 percent increments commencing twelve months after the date of grant.

A summary of certain provisions and amounts related to the Plans follows (in thousands):

	2002 Plan	2000 Plans	1998 Plan	1997 Plan	1995 Plan
	(in thousands)
Authorized, unissued shares originally available for grant	25	325	310	300	300
Granted	8	175	310	242	300
Shares available for grant at December 31, 2006	17	150	—	58	—
Options exercisable at December 31, 2006	8	162	262	119	25

A summary of the status of the Plans as of December 31, 2006, 2005 and 2004, and changes during the years ended on those dates is presented below:

	2006		2005		2004
Fixed Options	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price
Outstanding at beginning of year	601	$6.14	650	$6.19	688	$6.00
Granted	—		10	7.56	10	9.55
Exercised	(10)	6.56	(44)	6.88	(48)	4.13
Cancellations and expirations	—		(15)	—	—

Outstanding at end of year	591	6.13	601	6.14	650	6.19
Options exercisable at year end	576		554		560
Weighted-average fair value of options granted during the year		$—		$4.49		$5.68

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Exercisable (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable (000)	Weighted Average Exercise Price
$4.01 to $5.00	52	$4.13	2.6	52	$4.13
$5.01 to $6.00	236	5.63	1.3	236	5.63
$6.01 to $7.00	168	6.37	3.8	168	6.37
$7.01 to $8.00	116	7.23	5.1	106	7.21
$8.01 to $9.00	9	8.38	5.2	9	8.38
$9.01 to $10.00	10	9.55	7.1	5	9.55

Total	591	6.13		576	6.08

(9)  Retirement Benefits

The only qualified retirement plan for employees is the Cobra Electronics Corporation Profit Sharing and 401(k) Incentive Savings Plan. The Company may make a discretionary annual profit sharing contribution that is allocated among accounts of persons employed by the Company for more than one year, prorated based on the compensation paid to such persons during the year. Profit sharing and other defined contribution expenses for 2006, 2005 and 2004 were $0, $130,000 and $129,000, respectively. Company match 401(k) expense for 2006, 2005 and 2004 was $275,000, $217,000 and $205,000, respectively.

As of December 31, 2006 and 2005, deferred compensation of $5.9 million and $5.1 million, respectively, was recorded as a long-term liability. The current portion of the deferred compensation liability was included in accrued salaries and commissions, and amounted to $68,000 at December 31, 2006 and $34,000 at December 31, 2005. Deferred compensation obligations arise pursuant to outstanding key executive deferred compensation plans, most of which are non-qualified defined benefit arrangements. In the fourth quarter of 2005, the Company, using a 14 percent discount rate, recognized a $299,000 gain on the lump-sum settlement of deferred compensation paid to the estate of Jerry Kalov, the Company’s former president and chief executive officer. The liability is based on discounted future cash flows related to these arrangements. The discount rate used at December 31, 2006 and 2005 was 7 percent.

Other assets at December 31, 2006 and 2005 included primarily the cash surrender value of officers’ life insurance policies. The cash value of officers’ life insurance policies is maintained to fund deferred compensation obligations.

(10)  Commitments

At December 31, 2006 and 2005, the Company had outstanding inventory purchase orders with suppliers totaling approximately $27.0 million and $32.3 million, respectively.

(11)  Loan Receivable

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

(12)  Segment Information

The Company operates in two business segments—the Cobra segment, which is comprised of Cobra Electronics Corporation U.S., Cobra Hong Kong, Cobra Electronics Europe Limited, and the PPL segment. The Company has separate sales departments and distribution channels for each segment, which provide all segment exclusive product lines to all customers for that segment. Currently, there are no intersegment sales.

In 2006, net sales to Wal-Mart and QVC totaled 17.0 percent and 10.3 percent of consolidated net sales. In 2005, net sales to Wal-Mart totaled 17.1 percent of consolidated net sales. In 2004, net sales to Wal-Mart and Best Buy totaled 17.7 percent and 14.2 percent of consolidated net sales, respectively. The tabular presentation below sets forth certain financial information regarding the Company’s net sales and long-lived assets by geographic area for the years ended December 31, 2006, 2005 and 2004 (in thousands).

	Year Ended December 31
	2006	2005	2004
	(in thousands)
Net sales
Domestic	133,141	115,110	104,683
International	20,554	17,974	18,194

Long-lived assets
Domestic	18,345	19,219	19,772
International	25,170	2,227	2,229

For 2006, approximately 44 percent of international net sales were to a customer in Canada. For 2005, approximately 54 percent of international net sales were to a customer in Canada. For 2004, approximately 49 percent of international net sales were to a customer in Canada.

The tabular presentation below summarizes the financial information by business segment for the year ended December 31, 2006.

	Year ended December 31, 2006
	COBRA	PPL	TOTAL
	(in thousands)
STATEMENT OF OPERATIONS
Net sales	$150,974	$2,721	$153,695
Cost of sales	122,325	1,417	123,742

Gross profit	28,649	1,304	29,953
Selling, general & administrative expense	31,008	1,612	32,620

Loss from operations	(2,359)	(308)	(2,667)
Other expense	(144)	(272)	(416)

Loss before income taxes	(2,503)	(580)	(3,083)
Tax benefit	(1,261)	(188)	(1,449)
Minority interest	—	4	4

Net loss	$(1,242)	$(388)	$(1,630)

	December 31, 2006
	COBRA	PPL	TOTAL
	(in thousands)
BALANCE SHEET
Capital expenditures	$1,572	$51	$1,623
Depreciation & amortization	8,083	526	8,609
Total assets	84,572	32,186	116,758

(13)  Intangible Assets

Intangible assets consist of the following at December 31, 2006 and December 31, 2005:

	December 31
	2006	2005
	(in thousands)
Internal use software	$1,813	$1,771
Less accumulated amortization	(1,684)	(1,605)

	129	166

ERP internal software system	3,891	3,599
Less accumulated amortization	(786)	(257)

	3,105	3,342

Trademarks and patents	5,923	1,566
Less accumulated amortization	(657)	(520)

	5,266	1,046

Product software	4,890	8,004
Less accumulated amortization	(1,312)	(2,474)

	3,578	5,530

Enigma database	1,460	—
Less accumulated amortization	(58)	—

	1,402	—

Noncompetition agreements	254	—
Less accumulated amortization	(17)	—

	237	—

Customer relationships	5,902	—
Less accumulated amortization	(116)	—

	5,786	—

Total	$19,503	$10,084

Internal use software is generally amortized over its weighted average estimated life, which is three years. The Company’s ERP internal software system is amortized over its weighted average estimated life of seven years. Cobra trademarks are generally amortized over their weighted average estimated life of 20 years and patents are amortized over their weighted average estimated life of 17 years. The product software assets are amortized based on the percentage of revenues generated in each reporting period to the total revenues expected over the weighted average estimated product life cycle.

Amortization of PPL’s intangible assets is computed using the straight-line method over the following estimated useful lives:

Classification	Life
Trade Names and Trademarks	2-30 years
Enigma Database	5 years
Noncompetition Agreements	3 years
Customer Relationships	10 years

Pursuant to SFAS 142, the Company evaluates goodwill for impairment on an annual basis or if impairment indicators exist. Other intangible assets are reviewed for possible impairment at each balance sheet date as required by paragraph 10 of SFAS No. 86 or whenever events or circumstances indicate that the carrying amount of an amortizable intangible asset may not be recoverable as required by SFAS No. 144. Accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value. Management believes that the reported intangible assets values are without impairment and reflect the fair value of the Company’s intangible assets as of December 31, 2006.

Total amortization expense was $3.0 million in 2006, $1.6 million in 2005, and $1.3 million in 2004. Impairment charges based on cash flow analyses were recorded in the Cobra segment cost of sales that reduced the carrying value of product software for first generation handheld GPS and mobile navigation products for the year ended December 31, 2006 by $2.8 million. The total anticipated amortization expense over the next 5 years is $3.5 million in 2007, $4.6 million in 2008, $4.5 million in 2009, $4.4 million in 2010 and $ 4.1 million in 2011.

(14)  Contingencies

The Company is subject to various unresolved legal actions, which arise in the normal course of its business. None of these matters is expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters can not be determined at this time.

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

	2006	2005	2004
Accrued product warranty costs, January 1	$1,618	$1,277	$1,524
Warranty provision	3,873	2,914	3,448
Warranty expenditures	(3,528)	(2,573)	(3,695)

Accrued product warranty costs, December 31	$1,963	$1,618	$1,277

(15)  Inventory Valuation Reserves

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

	2006	2005	2004
Liquidation reserve, January 1	$874	$715	$1,108
Liquidation provision	4,115	5,776	3,083
Liquidation of models	(3,877)	(5,617)	(3,476)

Liquidation reserve, December 31	$1,112	$874	$715

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

	2006	2005	2004
Net realizable reserve, January 1	$509	$506	$812
NRV provision	3,426	1,660	1,508
NRV write-offs	(3,199)	(1,657)	(1,814)

Net realizable reserve, December 31	$736	$509	$506

(16)  Stockholder Rights Plan

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

In the event that any person becomes an Acquiring Person, each right will entitle the holder (except for the Acquiring Person) thereof, upon payment of the current exercise price, to receive shares of common stock of the Company, which at the time of such person becoming an Acquiring Person, have a market value equal to two times the then current exercise price. If, after the public announcement has been made that any person has become an Acquiring Person, (i) the Company merges into or consolidates with another person (with limited exceptions), (ii) another person (with limited exceptions) merges into or consolidates with the Company and shares of common stock of the Company are converted into securities of another person, cash or property or (iii) the Company transfers 50% or more of its consolidated assets, cash flow or earning power to another person (with limited exceptions), each right will entitle the holder thereof to receive, upon payment of the current exercise price, the number of shares of common stock of the Acquiring Person (or of another person affiliated therewith) which, at the time of consummation of the transaction, have a market value equal to two times the then current exercise price.

(17)  Related Party Transactions

On July 17, 2002, the President and Chief Executive Officer of the Company, James R. Bazet, borrowed $399,938 from the Company pursuant to a full recourse term promissory note. The proceeds of the loan were used to exercise incentive stock options for 71,100 shares of common stock. The loan was classified as an offset to equity in the balance sheet at December 31, 2005 and 2004.

The loan accrued interest at the prime rate (7.25%). The entire principal indebtedness, together with all accrued and unpaid interest, was due and payable on July 18, 2006. Interest was payable on July 18 in each year, commencing on July 18, 2003. However, Mr. Bazet had the option to defer the payment of interest and elected to defer the payment of interest until the maturity date of the loan. Accrued interest receivable totaled $75,316 at December 31, 2005 and $42,281 at December 31, 2004 was classified in other current assets. The outstanding loan balance including accrued interest from Mr. Bazet totaled $475,254 at December 31, 2005 and $442,219 at December 31, 2004. On July 14, 2006, James R. Bazet repaid the $399,938 loan to the Company due on July 18, 2006. The payment, including accrued interest, amounted to $490,022.

The Company purchased 65,809 shares of common stock at a discounted price of $9.12 per share from James R. Bazet in November 2006 at a cost of $600,000.

(18)  Other Current Assets

Other current assets consist of the following at December 31, 2006 and December 31, 2005 (in thousands):

	December 31, 2006	December 31, 2005
Receivable from vendors	$2,388	$2,365
Prepaid assets	1,964	1,411
Miscellaneous receivables	1,684	692
Prepaid packaging & design	774	668
Prepaid royalties – Horizon	—	478

Total	$6,810	$5,614

(19)  Allowance for Claims and Doubtful Accounts

The following table shows the activity in the allowance for claims and doubtful accounts (in thousands):

	For the Years Ended December 31
	2006	2005	2004
Balance at beginning of period	$275	$270	$577
Provision for claims and doubtful accounts	84	206	263
Reserve reduction	—	—	(308)
Account write-offs, less recoveries	(77)	(201)	(262)

Balance at end of period	$282	$275	$270

(20)  Other Income/Expense

The following table shows the components of other income/expense (in thousands):

	For the Years Ended December 31
	2006	2005	2004
Life insurance proceeds	$—	$7,244	$—
Gain on sale of land	—	1,916	—
Deferred compensation payout	—	299	—
Interest expense	(479)	(89)	(110)
Interest income	258	402	157
Other—net	(195)	290	(58)

Total	$(416)	$10,062	$(11)

(21)  Variable Interest Entity

Effective with the acquisition of PPL on October 20, 2006, the Company applied FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”, which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). FIN 46R addresses the application of ARB 51 to variable interest entities (“VIEs”), and generally requires that assets, liabilities and results of activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary.

The Company’s financial statements for the year ended December 31, 2006 reflect the consolidation of a joint venture, Performance Products Nordic (“PPN”) in which PPL owns a 25 percent equity interest, however, holds equal voting rights. This entity serves as PPL’s strategic marketer for the Nordic countries. Additionally, PPL had an outstanding loan to PPN of approximately $82,000 as of December 31, 2006 and PPN has the option to borrow an additional $70,000 from PPL. PPN had no other significant outstanding debt as of December 31, 2006 and has reported net operating losses in its short history. Thus, PPN was determined to be a variable interest entity for which PPL was determined to be the primary beneficiary under FIN46R.

For the year ended December 31, 2006, the consolidation of PPN added approximately $146,000 to the Company’s net sales and reduced the Company’s net earnings by approximately $4,000. As of December 31, 2006, the fair value of the assets of this joint venture was approximately $231,000 and the fair values of the associated liabilities and non-controlling interests totaled approximately $229,000.

The liabilities of PPN do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of PPN. Likewise, the assets of PPN do not represent additional assets available to satisfy claims against the Company’s general assets. To offset the credit risk associated with the Company’s variable interest in PPN, the Company has full claim to an accumulation of 12.5 percent of profits deposited to a loan redemption reserve on a quarterly basis, and if necessary, a proportionate percentage of the majority stockholder’s shares of stock for any loan losses.

(22)  Subsequent Events

The Board of Directors declared an annual cash dividend of $0.16 per share on February 22, 2007. This dividend is payable on April 27, 2007 to shareholders of record on April 13, 2007.

In January 2007, the Company entered into a 5-year interest rate swap which effectively fixes the total interest rate of 5.34 percent plus applicable basis points, currently 175 points or a total interest rate of 7.09 percent.

On March 2, 2007, the Company granted a total of 195,000 stock options at the market price of $10.78 to executive management and other key employees under various stock option plans.

Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31		June 30		September 30		December 31
	2006	2005	2006	2005	2006	2005	2006	2005
	(in thousands, except per share amounts)
Net sales	$25,307	19,290	39,586	33,672	35,548	33,511	53,254	46,610
Cost of sales (a)	$20,285	15,107	35,413	25,064	28,511	25,213	39,533	33,566
Gross profit	$5,022	4,183	4,173	8,608	7,037	8,298	13,721	13,044
Selling, general and administrative expense	$6,588	6,331	8,117	7,730	6,850	6,782	11,065	9,769
Operating (loss) income	$(1,566)	(2,148)	(3,944)	878	187	1,516	2,656	3,275
Other (expense) income	$(96)	9,096	(100)	(20)	197	115	(417)	873
Tax (benefit) provision (b)	$(535)	1,281	(1,358)	135	11	(250)	432	435
Minority interest	—	—	—	—	—	—	4	—
Net (loss) earnings	$(1,127)	5,667	(2,686)	723	373	1,881	1,811	3,713

Net (loss) earnings per share (c)
Basic	$(0.17)	0.88	(0.41)	0.11	0.06	0.29	0.28	0.57
Diluted	$(0.17)	0.86	(0.41)	0.11	0.06	0.29	0.27	0.56

Weighted average shares outstanding:
Basic	6,489	6,445	6,489	6,445	6,489	6,445	6,459	6,458
Diluted	6,489	6,569	6,489	6,583	6,677	6,595	6,662	6,689

Stock price:
High	$14.000	8.130	12.490	9.850	11.450	9.500	10.420	15.000
Low	$10.060	7.010	9.040	7.000	8.040	6.810	8.020	7.120
End of quarter	$10.590	7.590	9.430	7.160	8.510	8.190	9.560	13.370

Trading volume	4,711	381	2,185	1,120	848	734	1,003	4,315

(a)	The fourth quarter of 2005 included a $724,000 net benefit related to the settlement of the Horizon development agreement.
(b)	Tax provision for 2005 reflects the R&D credit for the years 1995 to 2005 recorded in the third and fourth quarters of 2005 and the non-taxable life insurance proceeds in the first quarter of 2005.
(c)	The sum of the quarterly net earnings per share amounts may not equal the annual amount because net earnings per share are calculated independently for each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Cobra Electronics Corporation

We have audited the accompanying consolidated balance sheet of Cobra Electronics Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cobra Electronics Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/    GRANT THORNTON LLP

Chicago, Illinois

March 27, 2007

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Company’s auditors regarding accounting or financial disclosure matters.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15 d-15(e) under the Exchange Act),to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures have also been designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

During 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2006 fiscal year, and such information is hereby incorporated by reference.

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

Item 11.  Executive Compensation

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2006 fiscal year, and such information, provided that the “Compensation Committee Report” shall not be deemed “filed” in this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table provides information about stock options outstanding and shares available for future awards under all of Cobra’s equity compensation plans. The information is as of December 31, 2006. Cobra Electronics has not made any grants outside of its equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	568,166	$6.09	198,068	(1)
Equity compensation plans not approved by security holders	23,000	7.32	0	(2)

Total	591,166	6.13	198,068

(1)	Includes 58,068 shares from the 1997 Plan and 140,000 shares from the 2000 Plan.
(2)	The 27,000 shares available or issued under these plans may not be issued to directors prior to the approval of the plans by security holders.

Set forth below is a brief description of the material features of each of the Company’s equity compensation plans that was adopted without the approval of the Company’s shareholders and that were in effect at December 31, 2006.

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

***

Other information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2006 fiscal year, and such information is hereby incorporated by reference.

Performance Graph

The following Performance Graph compares the yearly percentage change in the Company’s cumulative total shareholder return on the Company’s Common Stock for the five-year period, December 31, 2001 to December 31, 2006, with the percentage change in the cumulative total return for the Russell 2000 Index (the “Russell Index”), and a peer group of companies selected by the Company.

Peer Group consists of Emerson Radio, Koss Corporation and Audiovox Corporation. In selecting companies for the peer groups, the Company focused on publicly traded companies that design and market electronics products, which have characteristics similar to that of the Company’s in terms of one or more of the following: type of product, end market, distribution channels, sourcing or sales volume. The returns of each of the companies in the peer groups have been weighted according to their respective stock market capitalizations at the beginning of each period for which a return is indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cobra Electronics, The Russell 2000 Index

And A Peer Group

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal	year ending December 31.

Item 13.  Certain Relationships and Related Transactions

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2006 fiscal year, and such information is hereby incorporated by reference.

Item 14.  Principal Accountant Fees and Services

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2006 fiscal year, and such information is hereby incorporated by reference.

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

Dated: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ JAMES R. BAZET James R. Bazet	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ CARL KORN Carl Korn	Director and Chairman of the Board

/s/ WILLIAM P. CARMICHAEL William P. Carmichael	Director

/s/ ROBERT P. ROHLEDER Robert P. Rohleder	Director

/s/ GERALD M. LAURES Gerald M. Laures	Vice President—Finance and Corporate Secretary (Principal Accounting Officer)

/s/ IAN R. MILLER Ian R. Miller	Director

/s/ MICHAEL SMITH Michael Smith	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: March 30, 2007

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2-1

Share Purchase Deed dated October 14, 2006 among Cobra Electronics UK

Limited, Performance Products Limited and the shareholders of Performance Products Limited. Filed as Exhibit No. 2-1 to the Registrant’s current report on Form 8-K dated October 19, 2006 (File No. 0-511), and hereby incorporated by reference.

3(i)	Restated Certificate of Incorporation, as amended October 28, 1998-Filed as Exhibit No. 3(i) to the Registrant’s Form 10-K for the year ended December 31, 1998 (File No. 0-511), and hereby incorporated by reference.

3(ii)	Amended and Restated Bylaws, as amended October 28, 1998-Filed as Exhibit No. 3(ii) to the Registrant’s Form 10-K for the year ended December 31, 1998 (File No. 0-511), and hereby incorporated by reference.

3(iii)	Certificate of Designation of Series A Junior Participating Preferred Stock of Cobra Electronics Corporation pursuant to Section 151 of the General Corporation Law of the State of Delaware—Filed as Exhibit No. 3(iii) to the Registrant’s Form 10-K for the year ended December 31, 2001 (File No. 0-511), and hereby incorporated by reference.

4	Rights Agreement dated as of October 24, 2001 between Cobra and American Stock Transfer & Trust Company, as Rights Agent—Filed as Exhibit 4 of the Registrant’s Form 8-K dated October 25, 2001 (File No. 0-511), and hereby incorporated by reference.

10-2 #	Deferred Compensation Plan dated as of December 23, 1992-Filed as Exhibit No. 10-19 to the Registrant’s Form 10-K for the year ended December 31, 1992 (File No. 0-511), and hereby incorporated by reference.

10-3 #	1995 Key Employees Nonqualified and Incentive Stock Option Plan—Filed as Exhibit No. 10-23 to the Registrant’s Form 10-K for the year ended December 31, 1995 (File No. 0-511), and hereby incorporated by reference.

10-4 #	Employment Agreement between Cobra Electronics Corporation and Anthony Mirabelli dated January 31, 1997-Filed as Exhibit No. 10-29 to the Registrant’s Form 10-K for the year ended December 31, 1996 (File No.0-511), and hereby incorporated by reference.

10-5	Termination of Safe Harbor Lease between Cobra Electronics Corporation and the Department of Transportation of Maryland dated as of November 15, 1996-Filed as Exhibit No. 10-30 to the Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-511), and hereby incorporated by reference.

10-7 #	1998 Stock Option Plan, as amended—Filed as Exhibit 99.1 to the Registration Statement on Form S-8 of the Registrant dated September 16, 1998 (File No. 333-63501), and hereby incorporated by reference.

10-8 #	Cobra Electronics Corporation Executive Deferred Compensation Plan dated May 11, 1999—Filed as Exhibit No. 10-14 to the Registrant’s Form 10-K in the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10-9 #	Cobra Electronics Corporation Deferred Compensation Plan For Select Executives dated December 21, 1999—Filed as Exhibit No. 10-15 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10-10 #	Cobra Electronics Corporation Executive Retirement Trust dated May 11, 1999 between Cobra Electronics Corporation and Gerald Laures, as trustee, for the benefit of James Bazet dated May 11 1999—Filed as Exhibit No. 10-16 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

Exhibit Number	Description of Document
10-11 #	Employment Agreement addendum between Cobra Electronics Corporation and Anthony Mirabelli dated April 22, 1999-Filed as Exhibit No. 10-17 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000 (File No. 0-511), and hereby incorporated by reference.

10-12 #	2000 Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25,2000 (File No. 333-42164), and hereby incorporated by reference.

10-13 #	2000 Outside Directors Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25, 2000 (File No. 333-42166), and hereby incorporated by reference.

10-14 #	Cobra Electronics Corporation 2002 Deferred Compensation Plan for Select Executives-Filed as Exhibit No. 10-22 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-511), and hereby incorporated by reference.

10-15 #	2002 Outside Directors Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated June 24, 2002 (File No. 333-91078), and hereby incorporated by reference.

10-16 #	Employment Agreement between Cobra Electronics Corporation and Michael Smith dated December 20, 2002—Filed as Exhibit No. 10-25 to the Registrant’s Form 10-K for the year ended December 31, 2002 (File No. 0-511), and hereby incorporated by reference.

10-17	License Agreement, dated May 10, 2002, by and between Rand McNally & Company and the Company, including Amendment No. 1 thereto – Filed as Exhibit No. 10-27 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-511), and hereby incorporated by reference. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

10-18 #	Employment Agreement between Cobra Electronics Corporation and James R. Bazet dated May 25, 2004-Filed as Exhibit No. 10-29 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No.0-511), and hereby incorporated by reference.

10-19 #	Executive Bonus structure for 2005—filed as Exhibit No. 10-30 to the Registrant’s Form 10-Q for quarter ended March 31, 2005 (File No. 0-511), and hereby incorporated by reference.

10-20 #	Employment Agreement between Cobra Electronics Corporation and Michael Smith dated November 10, 2005 – Filed as Exhibit No. 10-1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005 (File No. 0-511), and hereby incorporated by reference.

10-21 #	Executive Bonus structure for 2006—filed under Item 1.01 as Exhibit No. 10-30 to the Registrant’s current report on Form 8-K dated February 28, 2006 (File No. 0-511), and hereby incorporated by reference.

10-22	Settlement Agreement and Release between Horizon Navigation, Inc. and Cobra Electronics Corporation dated December 30, 2005 (confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks).

Exhibit Number	Description of Document
10-23	Technology Patent License Agreement dated March 31, 2006 between TeleAtlas North America, Inc. and Cobra Electronics Corporation. (confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks). Filed as Exhibit No. 10-1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006(File No. 0-511), and hereby incorporated by reference.

10-24	Amended and Restated Loan and Security Agreement dated as of October 19, 2006 by and among LaSalle Bank National Association, as Lender and as Agent, for the lenders and Cobra Electronics Corporation. Filed as Exhibit No. 10-1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 0-511), and hereby incorporated by reference.

14-1	Cobra Electronics Code of Business Conduct and Ethics For Officers, Senior Financial Accounting and Financial Personnel and Directors adopted February 22, 2006 filed as Exhibit No. 14-1 to the Registrant’s current report on Form 8-K dated February 22, 2006 (File No. 0-511), and hereby incorporated by reference.

23.1 *	Consent of Grant Thornton LLP dated March 31, 2007.

31.1 *	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer.

31.2 *	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer.

32.1 *	Section 1350 Certification of the Chief Executive Officer.

32.2 *	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith.
#	Executive compensation plan or arrangement.