Form 10-Q
period 2007-03-31
COBRA ELECTRONICS CORP
filed 2007-05-11
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

YES ☐    NO ☒

Number of shares of Common Stock of Registrant outstanding as of May 4, 2007: 6,454,520

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended (Unaudited)
	March 31 2007	March 31 2006
Net sales	$32,036	$25,307
Cost of sales	23,948	20,285

Gross profit	8,088	5,022
Selling, general and administrative expense	9,036	6,588

Loss from operations	(948)	(1,566)

Other expense	(62)	(96)

Loss before income taxes	(1,010)	(1,662)
Tax benefit	(298)	(535)
Minority interest	(8)	—

Net loss	$(720)	$(1,127)

Net loss per common share:
Basic	$(0.11)	$(0.17)
Diluted	$(0.11)	$(0.17)

Weighted average shares outstanding:
Basic	6,438	6,489
Diluted	6,438	6,489
Dividends declared per common share	$0.16	$0.16

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	(Unaudited)
	March 31 2007	December 31 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,561	$1,878
Receivables, less allowance for claims and doubtful accounts of $245 in 2007 and $282 in 2006	24,339	28,320
Inventories, primarily finished goods	29,924	29,039
Deferred income taxes	6,342	7,196
Other current assets	7,441	6,810

Total current assets	71,607	73,243

Property, plant and equipment, at cost:
Buildings and improvements	5,436	5,433
Tooling and equipment	20,440	20,079

	25,876	25,512
Accumulated depreciation	(18,655)	(18,117)
Land	230	230

Net property, plant and equipment	7,451	7,625

Other assets:
Cash surrender value of officers’ life insurance policies	4,037	3,968
Goodwill	11,997	11,997
Intangible assets	19,558	19,503
Other assets	429	422

Total other assets	36,021	35,890

Total assets	$115,079	$116,758

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	(Unaudited)
	March 31 2007	December 31 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,414	$6,097
Accrued salaries and commissions	696	760
Accrued advertising and sales promotion costs	1,525	2,292
Accrued product warranty costs	1,424	1,963
Accrued income taxes	262	1,650
Current maturities of long-term debt	1,370	1,060
Other accrued liabilities	4,727	5,279

Total current liabilities	20,418	19,101

Non-current liabilities:
Long-term bank debt	15,126	15,614
Deferred compensation	6,067	5,858
Deferred income taxes	4,246	5,337
Other long term liabilities	993	1,075

Total non-current liabilities	26,432	27,884

Total liabilities	46,850	46,985
Minority interest	5	4

Shareholders’ equity:
Preferred stock, $1 par value, shares authorized 1,000,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized, 7,039,100 issued for 2007 and 2006	2,345	2,345
Paid-in capital	19,891	19,824
Retained earnings	49,862	51,584
Accumulated other comprehensive income	39	11

	72,137	73,764
Treasury stock, at cost (593,196 shares for 2007 and 605,662 shares for 2006)	(3,913)	(3,995)

Total shareholders’ equity	68,224	69,769

Total liabilities and shareholders’ equity	$115,079	$116,758

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended (Unaudited)
	March 31 2007	March 31 2006
Cash flows from operating activities:
Net loss	$(720)	$(1,127)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,566	1,582
Deferred income taxes	(219)	489
(Gain) loss on cash surrender value (CSV) life insurance	(69)	204
Stock-based compensation	48	20
Tax benefit from stock options exercised	19	—

Changes in assets and liabilities:
Receivables	3,991	4,394
Inventories	(878)	(2,796)
Other current assets	(885)	(830)
Accounts payable	3,284	1,727
Accrued income taxes	(1,488)	(1,086)
Accrued liabilities	(1,848)	(1,586)
Deferred compensation	209	224
Deferred income	(243)	—
Other long term liabilities	(155)	(4)

Net cash provided by operating activities	2,612	1,211

Cash flows from investing activities:
Capital expenditures	(382)	(345)
Loan receivable	—	3,374
Intangible assets	(561)	(794)

Net cash (used in) provided by investing activities	(943)	2,235

Cash flows from financing activities:
Bank borrowings	(178)	—
Transactions related to exercise of stock options, net	82	—

Net cash used in financing activities	(96)	—

Effect of exchange rate changes on cash and cash equivalents	110	46

Net increase in cash	1,683	3,492
Cash at beginning of year	1,878	6,704

Cash at end of period	$3,561	$10,196

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$327	$34
Income taxes, net of refunds	$1,818	$283

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2007 and 2006

(Unaudited)

The condensed consolidated financial statements included herein have been prepared by Cobra Electronics Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Consolidated Balance Sheet as of December 31, 2006 has been derived from the audited consolidated balance sheet as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS — Cobra designs and markets consumer electronics products, which it sells primarily under the Cobra brand name principally in the United States, Canada and Europe. Effective October 20, 2006, the Company acquired Performance Products Limited (“PPL”) and sells PPL’s products under the Snooper tradename, principally in the United Kingdom, as well as elsewhere in Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong, Italy, the Philippines, South Korea and Thailand. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company.

PRINCIPLES OF CONSOLIDATION — The consolidated financial statements include the accounts of the Company and its subsidiaries. Effective October 20, 2006, the consolidated financial statements also include a variable interest entity (“VIE”) of which Performance Products Limited is the primary beneficiary. Except as otherwise set forth herein, the consolidated entities are collectively referred to as the “Company”. All significant intercompany balances and transactions have been eliminated in consolidation.

TRANSLATION OF FOREIGN CURRENCY – Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at quarter-end. Revenues and expenses are translated at average exchange rates prevailing during the quarter. Gains or losses on foreign currency transactions and the related tax effects are reflected in net earnings. The resulting translation adjustments are included in stockholders’ equity as accumulated comprehensive income.

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

ADVERTISING AND SALES PROMOTION EXPENSES – These costs reflect amounts provided to retailers and distributors for advertising and sales promotions and are expensed as incurred. Customer programs, generally agreed to at the beginning of each year, are mainly variable programs dependent on sales and special promotional events and may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new, or changes to existing, promotional programs. Advertising and sales promotion expenses for the three months ended March 31, 2007 and 2006 totaled $1.2 million and $1.1 million, respectively.

COMPREHENSIVE INCOME (LOSS) — The Company reports comprehensive income under the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income includes net earnings and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the three months ended March 31, 2007 and 2006, other comprehensive income is comprised of the change in the foreign currency translation adjustment and the interest rate swap which is reported net of tax.

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

The Company places temporary cash investments with institutions of high credit quality. At March 31, 2007 and December 31, 2006, the Company had approximately $3.6 million ($1.7 million of which was on deposit in foreign banks) and $1.9 million ($1.6 million of which was on deposit in foreign banks), respectively, on deposit with such financial institutions, of which $3.5 million and $1.8 million, respectively, were in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of this concentration. Consequently, no significant concentration of credit risk is considered to exist.

DEPRECIATION — Depreciation of buildings, improvements, tooling and equipment is computed using the straight-line method over the following estimated useful lives. Depreciation expense for the three months ended March 31, 2007 and 2006 totaled $539,000 and $458,000, respectively.

Classification	Life
Buildings	30 years
Building improvements	20 years
Motor vehicles	2-5 years
Equipment	5-10 years
Tools, dies and molds	1.5-4.5 years

LONG-LIVED ASSETS — Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates impairment, the carrying amount of such assets is reduced to an estimated fair value.

GOODWILL AND OTHER INTANGIBLE ASSETS — Pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company evaluates goodwill for impairment on an annual basis or if impairment indicators exist. For goodwill, the evaluation requires a comparison of the estimated fair value of PPL to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge.

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

Amortization expense relating to intangible assets subject to amortization (excluding product software) totaled $477,000 and $170,000, respectively for the three months ended March 31, 2007 and 2006.

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

RESEARCH, ENGINEERING AND PRODUCT DEVELOPMENT EXPENDITURES — Research and product development expenditures, as well as the non-capitalized engineering costs, are expensed as incurred. For three months ended March 31, 2007 and 2006, these expenditures amounted to $548,000 and $422,000, respectively.

SHIPPING & HANDLING — Shipping and handling costs are included in cost of goods sold, and the amounts invoiced to customers relating to shipping and handling are included in net sales.

SOFTWARE RELATED TO PRODUCTS SOLD – The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell, mainly Mobile Navigation products. Such costs are capitalized and deferred as intangible assets in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Such costs consist of expenditures incurred after technological feasibility of the software has been established and a working model of the product developed and consist principally of coding and related costs. Such costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the estimated product life cycle. Software related intangible assets are reviewed at each balance sheet date for possible impairment as required by paragraph 10 of SFAS No. 86, and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value.

ERP SYSTEM COSTS — The Company capitalizes certain costs associated with ERP software developed or obtained for internal use in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use ERP software. Capitalized costs are classified as intangible assets. Costs associated with preliminary project activities and training are expensed as incurred. Capitalized costs related to ERP software developed or obtained for internal use are amortized over a seven year period on a straight-line basis when the relevant ERP software is placed in service. Capitalized costs are classified as intangible assets.

STOCK-BASED COMPENSATION — The Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

Prior to January 1, 2006, the Company accounted for its equity-based awards in accordance with the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company did not recognize stock-based compensation cost in its Consolidated Statement of Operations prior to January 1, 2006, since the options granted had an exercise price equal to the market value of the common stock on the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of January 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. The Company awarded 195,000 options with a fair value of $5.23 per share to employees in March 2007. The Company did not grant any stock-based awards during the twelve-month period ended December 31, 2006. The stock-based compensation expense for the three months ended March 31, 2007 and 2006 totaled $48,000 and $20,000, respectively.

In the first quarter of 2007, Michael Smith, Chief Financial Officer, exercised 12,466 options with an exercise price of $6.56 per share and market price of $10.75 per share.

The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton option pricing model and the assumptions at March 31, 2007 and 2006 are shown in the following table:

	2007	2006
Risk-free interest rate	4.0 – 4.6%	4.0 – 4.7%
Expected life	10 years	10 years
Expected volatility	41 – 42%	42 – 45%

INCOME TAXES — The Company provides for income taxes under the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recorded based on the expected tax effects of future taxable income or deductions resulting from differences in the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when necessary to reduce net deferred tax assets to the amount considered more likely than not to be realized. For the three-month period ending March 31, 2007, the Company recorded a tax benefit of $298,000 compared to a $535,000 benefit for the same period in 2006. The effective tax rate for 2007 was 29.5 percent versus the 32.2 percent tax rate for 2006. The lowered effective tax rate for 2007 was due to higher taxable income in foreign jurisdictions, as well as a lowered R&D tax credit.

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

DEFERRED INCOME — PPL’s subsidiary balance sheet includes $1.3 million of current and $557,000 of long-term deferred income for prepaid customer download fees related to subscriptions to its Enigma database (most commonly for 2.5 years worth of service) that will be recognized throughout 2007 and 2008. The current deferred income is classified as other accrued liabilities and the long-term deferred income is classified as other long-term liabilities on the balance sheet.

NEW ACCOUNTING PRONOUNCEMENTS — The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) on July 13, 2006. FIN 48 clarifies SFAS No. 109, “Accounting for Income Taxes” by providing the criteria a tax position must satisfy for some or all of the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006.

FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measure of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In the first quarter of 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. The total amount of unrecognized tax benefits as of January 1, 2007 was approximately $230,000, all of which would impact the effective tax rate if recognized. A $28,000 decrease in the unrecognized tax liability was recorded as an increase to retained earnings as of January 1, 2007.

The total amounts of accrued interest and penalties as of January 1, 2007 were approximately $10,000 and $5,500, respectively. The Company’s policy is to include interest and penalties in income tax expense.

One of the Company’s uncertain tax positions, research and development credits from 2003-2005, will result in an additional tax expense of approximately $10,000 due to the close of the IRS audit exam of 2004-2005 in April 2007. This amount will be recorded as income tax expense during the year. No additional significant changes in the Company’s tax positions are expected in the next twelve months.

The IRS completed its examination of the 2004 and 2005 federal tax returns in April 2007. The 2003 tax year still remains open for examination. The tax years 2000 through 2006 remain open to examination by major state taxing jurisdictions. The major foreign jurisdiction in which the Company files income tax returns is the United Kingdom. The 2004 through 2006 tax years remain open to examination in this jurisdiction.

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

Under the acquisition agreement, the purchase price for the issued share capital of PPL consisted of $21.2 million paid in cash at the closing of the transaction. In addition, additional cash consideration of up to approximately $6.5 million will be payable upon achievement of certain performance targets by PPL for the twelve-month period ended March 31, 2007 and cash consideration of up to approximately $9.4 million will be payable upon achievement of certain performance targets by PPL for the fourteen month period ended May 31, 2008. Additional payment could be due depending on PPL’s performance in excess of cumulative targets for the periods ending March 31, 2007 and May 31, 2008 and amounts not earned in the first period can be recovered if performance in the second period exceeds certain specified performance levels.

The acquisition was funded from borrowings under an Amended and Restated Loan Agreement between LaSalle Bank, National Association, as agent for the lenders, and the Company dated October 19, 2006.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$2,080
Inventory	2,343
Other current assets	760
Property, plant & equipment	1,062
Intangible assets	11,816
Goodwill	11,997

Total assets acquired	30,058

Accounts payable	1,530
Deferred income	616
Other current liabilities	1,660
Deferred income - long-term	344
Deferred income taxes	4,010

Total liabilities assumed	8,160

Net assets acquired	$21,898

PURCHASE PRICE RECAP:
Cash	$21,209
Assumed debt	36
Direct acquisition costs	1,831
Working capital adjustment	(1,178)

Total purchase price	$21,898

(3)	PURCHASE ORDERS AND COMMITMENTS

At March 31, 2007 and 2006, the Company had outstanding inventory purchase orders with suppliers totaling approximately $35.2 million and $37.5 million, respectively.

(4)	LOSS PER SHARE

	Three Months Ended (Unaudited)
	March 31 2007	March 31 2006
Basic loss per share:
Net loss available to common shareholders (in thousands)	$(720)	$(1,127)
Weighted-average shares outstanding	6,437,678	6,489,247

Basic loss per share	$(0.11)	$(0.17)

Diluted loss per share:
Weighted-average shares outstanding	6,437,678	6,489,247
Dilutive shares issuable in connection with stock option plans (a)	—	—
Less: shares purchasable with option proceeds	—	—

Total	6,437,678	6,489,247

Diluted loss per share	$(0.11)	$(0.17)

(a)	Stock options were not included in the calculation for dilutive earnings per share for the three-month period ending March 31, 2007 and 2006 due to the net loss in each period.

(5)	COMPREHENSIVE LOSS

	Three Months Ended (Unaudited)
	March 31 2007	March 31 2006
Net loss	$(720)	$(1,127)
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustment (no tax affect)	78	48
Interest rate swap (net of tax)	(50)	—

Total comprehensive loss	$(692)	$(1,079)

(6)	FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, cash surrender value of officers life insurance policies, accounts receivable, accounts payable, current portion of long-term debt, long-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The contract value/fair value of the letters of credit at March 31, 2007 was $4.2 million and at December 31, 2006 was $3.7 million. These letters of credit are only executed with major financial institutions, and full performance is anticipated.

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

The Company hedges foreign exchange exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are carried at fair value in the Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of sales. For the first quarter of 2007 the foreign exchange gain totaled $116,000 for 2007 compared to a foreign exchange loss of $191,000 for same period in 2006.

Hedging activities did not have a material impact on results of operations or financial condition during the three-month period ended March 31, 2007. To manage foreign currency risk, as of March 31, 2007, the Company entered into foreign exchange forward contracts for the sale of pound sterling and euros and the purchase of U.S. dollars with a total notional value of $7.4 million. These contracts maturing during 2007 were originally purchased at exchange rates ranging from 1.90 dollars per pound sterling to 1.97 dollars per pound sterling and for 1.34 dollars per euro. The fair value of these contracts at March 31, 2007 is the carrying amount.

(7)	INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2007 and December 31, 2006 (in thousands):

	(Unaudited)
	March 31 2007	December 31 2006
Internal use software	$1,815	$1,813
Less accumulated amortization	(1,705)	(1,684)

	110	129

ERP internal software system	3,912	3,891
Less accumulated amortization	(925)	(786)

	2,987	3,105

Trademarks and patents	5,943	5,923
Less accumulated amortization	(727)	(657)

	5,216	5,266

Product software	5,424	4,890
Less accumulated amortization	(1,358)	(1,312)

	4,066	3,578

Enigma database	1,460	1,460
Less accumulated amortization	(132)	(58)

	1,328	1,402

Noncompetition agreements	254	254
Less accumulated amortization	(38)	(17)

	216	237

Customer relationships	5,902	5,902
Less accumulated amortization	(267)	(116)

	5,635	5,786

Total	$19,558	$19,503

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

Amortization expense for the three months ended March 31, 2007 and 2006 was $524,000 and $826,000, respectively. The amortization expense for the first quarter of 2006 included $486,000 impairment charge. Product software assets are reviewed for possible impairment at each balance sheet date as required by paragraph 10 of SFAS No. 86 or SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value of such assets.

During the first quarter of 2006, the Company licensed intellectual property from Tele Atlas North America that provided additional capabilities for mobile navigation products. In connection with this new intellectual property, certain software developed for the launch of handheld products in 2003 will not be used in future products and accordingly the carrying value of certain handheld software was reduced by $486,000.

Management believes that the values of intangible assets are without impairment and all intangible assets are reflected at their fair values as of March 31, 2007.

(8)	CONTINGENCIES

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

	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Accrued product warranty costs, beginning of period	$1,963	$1,618
Warranty provision	497	3,873
Warranty expenditures	(1,036)	(3,528)

Accrued product warranty costs, end of period	$1,424	$1,963

(9)	INVENTORY VALUATION RESERVES

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

	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Liquidation reserve, beginning of period	$1,112	$874
Liquidation provision	1,349	4,115
Liquidation of models	(943)	(3,877)

Liquidation reserve, end of period	$1,518	$1,112

The Company maintains a net realizable value (“NRV”) reserve to write-down, as necessary, certain finished goods, except for that covered by the liquidation reserve discussed above, below cost. The reserve includes models where it is determined that the estimated realizable value is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models are to be included in the reserve and the NRV of such models. The estimated NRV of each model is the per unit price that is estimated to be received if the model were sold in the marketplace.

This reserve will vary depending upon the specific models selected, the estimated NRV for each model and quantities of each model that are determined will be sold below cost from quarter to quarter. A roll-forward of the NRV reserve is as follows (in thousands):

	Three Months Ended March 31, 2007	Year Ended December 31, 2006
NRV reserve, beginning of period	$736	$509
NRV provision	1,560	3,426
NRV write-offs	(888)	(3,199)

NRV reserve, end of period	$1,408	$736

(10)	LOAN RECEIVABLE

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

(11)	OTHER CURRENT ASSETS

Other current assets consisted of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Vendor receivables	$1,967	$2,388
Prepaid packaging & design	738	774
Miscellaneous receivables	1,848	1,684
Prepaid assets	2,888	1,964

Total	$7,441	$6,810

(12)	OTHER INCOME/EXPENSE

The following table shows the components of other income/expense (in thousands):

	Three Months Ended March 31,
	2007	2006
Interest expense	$(319)	$(34)
Interest income	11	112
CSV gain (loss)	69	(204)
Exchange gain (loss)	84	(4)
Other – net	93	34

Total	$(62)	$(96)

(13)	SEGMENT INFORMATION

The Company operates in two business segments. The first segment which is designated Cobra Consumer Electronics (“Cobra”) is comprised of Cobra Electronics Corporation, Cobra Hong Kong and Cobra Electronics Europe Limited. The second segment which is designated as PPL includes Cobra Electronics U.K. Limited and its wholly-owned subsidiary Performance Products Limited. The Company has separate sales departments and distribution channels for each segment, which provide all segment exclusive product lines to all customers for that segment. Currently, there are no intersegment sales.

The tabular presentation below summarizes the financial information by business segment for the three months ended March 31, 2007.

	Three Months Ended March 31, 2007
	COBRA	PPL	TOTAL
	(in thousands)
STATEMENT OF OPERATIONS
Net sales	$28,946	$3,090	$32,036
Cost of sales	22,197	1,751	23,948

Gross profit	6,749	1,339	8,088
Selling, general & administrative expense	7,730	1,306	9,036

Income (loss) from operations	(981)	33	(948)
Other expense (income)	138	(76)	62

Income (loss) before income taxes	(1,119)	109	(1,010)
Tax (benefit) expense	(448)	150	(298)
Minority interest	—	8	8

Net loss	$(671)	$(49)	$(720)

There have been no differences in the basis of segmentation or basis of measurement of segment loss.

(14)	UNCERTAIN TAX POSITIONS

In the first quarter of 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies SFAS No. 109, “Accounting for Income Taxes” by providing the criteria a tax position must satisfy for some or all of the tax benefit to be recognized in the financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measure of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The total amount of unrecognized tax benefits as of January 1, 2007 was approximately $230,000, all of which would impact the effective tax rate if recognized. A $28,000 decrease in the unrecognized tax liability was recorded as an increase to retained earnings as of January 1, 2007.

The total amounts of accrued interest and penalties as of January 1, 2007 were approximately $10,000 and $5,500, respectively. The Company’s policy is to include interest and penalties in income tax expense.

One of the Company’s uncertain tax positions, research and development credits from 2003-2005, will result in an additional tax expense of approximately $10,000 due to the close of the IRS audit exam of 2004-2005 in April 2007. This amount will be recorded as income tax expense during the year. No additional significant changes in the Company’s tax positions are expected in the next twelve months.

The IRS completed its examination of the 2004 and 2005 federal tax returns in April 2007. The 2003 tax year still remains open for examination. The tax years 2000 through 2006 remain open to examination by major state taxing jurisdictions. The major foreign jurisdiction in which the Company files income tax returns is the United Kingdom. The 2004 through 2006 tax years remain open to examination in this jurisdiction.

(15)	SUBSEQUENT EVENT

On April 21, 2007, the Company entered into a waiver to the revolving credit agreement pursuant to which its lenders waived certain covenant violations that would have otherwise occurred with respect to the quarter ended March 31, 2007 due to the Company not achieving the required EBITDA level and Debt-to-EBITDA ratio, as defined in the revolving credit agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary

For the first quarter of 2007, the Company reported a 26.6 percent increase in net sales to $32.0 million from $25.3 million in 2006. The increase reflected strong performance in the Cobra business segment, particularly sales of its Two-Way radio, Citizens Band radio and Detection products, as well as sales at Cobra Electronics Products Europe Limited. Also contributing to the increase in net sales was $3.1 million from the Company’s other business segment, PPL, which the Company acquired in late October 2006.

The Company’s 2007 gross margin increased to 25.3 percent from 19.8 percent in 2006 mainly as a result of higher Cobra segment gross margin, which improved to 23.3 percent from 19.8 percent in the prior year’s quarter. This improvement reflected increased gross margin in several domestic product categories—Two-Way radios, Detection and Citizens Band radios—and at Cobra Electronics Europe Limited. A 43.3 percent gross margin at PPL also contributed to the Company’s gross margin increase.

The Company’s selling, general and administrative expenses increased $2.4 million to $9.0 million from $6.6 million in the prior year. As a percentage of net sales, selling, general and administrative expenses were 28.2 percent compared to 26.0 percent in 2006. $1.3 million, or 54.2 percent, of the increase was attributable to PPL. The remainder of the increase was attributable to the Cobra segment, which incurred higher professional fees for compliance with new auditing pronouncements, specifically FIN 48, tax consulting services and assistance with U.S. GAAP reporting at PPL.

Other income for the Company increased $319,000 in 2007 primarily due to a higher gain on the cash surrender value of life insurance. Interest expense increased by $285,000 in 2007 as a result of the debt incurred to acquire PPL.

The Company had a net loss in the first quarter of 2007 of $720,000, or a net loss of $0.11 per diluted share, compared to a net loss of $1.1 million, or a net loss of $0.17 per diluted share, for 2006. The income tax benefit for 2007 reflected a 29.5 percent effective tax rate compared to an effective tax rate of 32.2 percent for 2006’s tax benefit. The lower effective tax rate for 2007 was due to higher taxable income in foreign jurisdictions, as well as a lowered R&D tax credit.

The Company anticipates that there will be year-over-year increases in both revenue and net income for the second quarter of 2007, but some softening of gross margins is anticipated as production of the NAV ONE™ 2100 has been accelerated to ensure timely arrival at the Company’s retailers and additional expenses will be incurred to manage this placement.

First Quarter 2007 vs. First Quarter 2006

The following table contains sales and pretax profit (loss) after eliminating intercompany accounts by business segment for the quarters ended March 31, 2007 and 2006.

	2007		2006		2007 vs. 2006 Increase (Decrease)
Business Segment	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)
Cobra	$28,946	(1,119)	$25,307	(1,662)	$3,639	543
PPL	3,090	109	—	—	3,090	109

Total	$32,036	(1,010)	$25,307	(1,662)	$6,729	652

Cobra Business Segment

Cobra’s net sales increased $3.6 million, or 14.4 percent, from the prior year. The increase reflected strong sales of domestic Two-Way radios, Citizens Band radios and Detection products and substantially higher sales at Cobra Electronics Europe Limited (“CEEL”), which increased 56.1 percent, 35.3 percent, 10.3 percent and 112.1 percent, respectively. Offsetting these increases were lower Mobile Navigation and other international sales, primarily into Canada, which declined 33.0 percent and 30.6 percent, respectively. The increase in Two-Way Radio sales was due to strong sales of lithium-ion powered radios, which had low sales in the first quarter of 2006 because of production delays. The introduction of a limited edition model for professional drivers was the main reason for the increase in Citizens Band radio sales while Detection sales increased primarily due to additional market penetration and a shift in mix towards higher priced models. CEEL’s sales benefited from the launch of a new line of Two-Way radios and strong demand for radar detectors in Eastern Europe. The decrease in Mobile Navigation sales was due to the timing of the launch for Cobra’s newest product, the NAV ONE 2100, with shipments scheduled for early in the second quarter, as well as the nonrecurrence in 2007 of a promotion with a large customer held in 2006. International sales declined primarily because of higher sales returns, reflecting a change in return policies that was accommodated through selected increases in selling prices.

For the first quarter of 2007, Cobra’s pre-tax segment loss decreased to $1.1 million from a pre-tax segment loss of $1.7 million in 2006. The decrease reflected the higher sales discussed above, as well as an increase in gross margin, offset in part by higher selling, general and administrative expenses and interest expense.

Cobra’s gross margin increased to 23.3 percent in 2007 from 19.8 percent in 2006. This improvement reflected increases in gross margin for domestic Two-Way radios, Detection and Citizens Band radios and for CEEL. Two-Way radio gross margin increased primarily because 2006 included both higher sales of older Two-Way radio models at a lower profit as new models were set to be launched and higher air freight expense as production delays for new lithium-ion powered radios required more expedited shipping of these models to meet customer commitments and demand. Detection gross margin increased because of more sales of higher-margin models. The increase in Citizens Band radio gross margin was due mainly to sales of a high-margin limited edition model for professional drivers. CEEL’s gross margin increased because of the launch of a new line of Two-Way radios and an increase in Detection sales. These increases were partially offset by a decrease in Mobile Navigation gross margin resulting from sales of certain older Mobile Navigation models at prices that approximated cost, as well as lower margins on more recent models. Also contributing to the decline in Mobile Navigation gross margin was a charge of $171,000 to adjust the cost of certain returned products to net realizable value.

Cobra’s selling, general and administrative expenses increased $1.1 million in the first quarter of 2007 to $7.7 million, or 26.7 percent of net sales, from $6.6 million, or 26.0 percent of net sales, for the prior year’s first quarter. The primary driver of this increase was higher general and administrative expense, due to higher professional fees for compliance with new auditing pronouncements, specifically FIN 48, tax consulting services in connection with a IRS audit and assistance with U.S. GAAP reporting at PPL. Also contributing to the increase were higher fixed sales and marketing costs, reflecting mainly higher compensation costs as an open position has been filled, and more sales bonus expense because of the higher sales. Additionally, $249,000 of the increase was due to a lower reversal in 2007 of accrued unused program funds from prior periods compared to 2006. The higher general and administrative expense was offset in part by lower general and domestic trademark legal fees.

Interest expense for Cobra increased $270,000 in 2007 primarily because of the debt relating to the purchase of PPL. Other income increased $202,000 in 2007 primarily due to a higher gain on cash surrender value life insurance.

PPL Business Segment

For the first quarter of 2007, PPL had net sales of $3.1 million, which were less than expected because of lower sales of Satellite Navigation systems. The primary causes of this shortfall were the failure of a new vendor to produce the SNP 250, which reduced sales by approximately $1.0 million, as well as lower than expected average selling prices for two models, the Snooper Indago and the Snooper Syrius, in order to spur demand. Also contributing to the lower net sales was a charge of $242,000, reflecting intangible amortization, that reduced PPL’s Enigma data base download fee revenue recognized for the quarter. The remaining amount of the intangible amortization at March 31, 2007 amounted to $816,000, of which $491,000 will be amortized during the last nine months of 2007 with the remainder to be amortized during 2008.

For the first quarter of 2007, PPL had a pre-tax segment profit of $109,000, which reflected a gross margin of 43.3 percent. Gross margin was negatively affected by the lower prices noted above as well as by non-cash charges of $373,000 associated with the intangible amortization that increased cost of sales.

Selling, general and administrative expenses for PPL amounted to $1.3 million for the quarter and included $213,000 of non-cash charges associated with the intangible amortization. PPL also incurred additional expenses for temporary assistance in the finance and accounting area in order to comply with U.S. GAAP reporting requirements as well as for outside fees in connection with the parent company’s quarterly review by its independent public accountant.

PPL recorded other income of approximately $76,000 in the quarter, which reflected gains on forward exchange contracts.

LIQUIDITY AND CAPITAL RESOURCES

On January 31, 2002, the Company executed a new three-year Revolving Credit Agreement (“Credit Agreement”) with three financial institutions. In November 2005, the term of the agreement was amended to January 31, 2007. In October 2006, in connection with the PPL acquisition, the Credit Agreement was amended and restated for a five-year term and maximum loan limit of $53.6 million, including the $40 million revolver, and a $7.0 million Term Loan. The balance of $6.6 million is for a Delayed-Draw Term Loan available until November 15, 2007 that can only be used to fund the first earn-out payment of up to approximately $6.5 million under the PPL purchase agreement which is contingent upon PPL’s operating performance for the twelve-month period ending March 31, 2007. At the Company’s option, the revolver may be increased to $50 million upon sixty days advance notice. Borrowings and letters of credit issued under the Credit Agreement are secured by substantially all of the assets of the Company.

The credit agreement continues to allow the Company to pay dividends and distributions on its stock, and repurchases of its stock, up to $1.2 million per calendar year.

The credit agreement contains certain financial and other covenants, including but not limited to, a Tangible Net Worth Minimum, a Fixed Charge Coverage Ratio and a Debt-to-EBITDA Ratio, which may cause the applicable interest rate to increase or decrease after September 30, 2007. The revolver portion of the credit agreement is also subject to an unused line fee of 37.5 basis points while the Delayed-Draw Term Loan is subject to a non-use fee of 62.5 basis points. Loans outstanding on the revolver currently bear interest, at the Company’s option, at prime rate plus 25 basis points or LIBOR plus 175 basis points. The Company has elected the LIBOR option on the $7.0 million Term Loan and entered into a 5-year interest rate swap in January 2007, as required by the credit agreement, which effectively fixes the total interest rate at 5.34 percent plus applicable basis points, currently 175 points, or a total interest rate of 7.09 percent. The $7.0 million Term Loan and the Delayed-Draw Term Loan are subject to quarterly installment payments and mandatory prepayments based on certain asset sales, excess cash flow and issuance of equity or debt.

At March 31, 2007, the Company had interest bearing debt outstanding of $16.5 million, consisting of the $6.7 million term loan and $9.8 million in the Revolver. As of March 31, 2007, availability was approximately $11.5 million under the revolving credit line based on asset advance formulas.

On April 21, 2007, the Company entered into a waiver to the revolving credit agreement pursuant to which its lenders waived certain covenant violations that would have otherwise occurred with respect to the quarter ended March 31, 2007 due to the Company not achieving the required EBITDA level and Debt-to-EBITDA ratio, as defined in the revolving credit agreement.

On October 20, 2006, Cobra Electronics UK Ltd., a wholly owned subsidiary of Cobra Electronics Corporation completed the acquisition of 100 percent of the issued and outstanding share capital of PPL. Under the acquisition agreement, the purchase price for the issued share capital of PPL consisted of $21.2 million paid in cash at the closing of the transaction. In addition, additional cash consideration of up to approximately $6.5 million will be payable upon achievement of certain performance targets by PPL for the twelve-month period ended March 31, 2007 and cash consideration of up to approximately $9.4 million will be payable upon achievement of certain performance targets by PPL for the fourteen-month period ended May 31, 2008. An additional payment could be due depending on PPL’s performance in excess of the cumulative targets for the periods ending March 31, 2007 and May 31, 2008 and any shortfall in performance for the first period may be recovered in the second period if certain targets are exceeded. Actual earn-out payments will be based on a specified formula of gross profit less certain agreed upon sales and marketing costs. The Company is currently reviewing PPL’s results, and the amount, if any, of the earn-out payment for the year ending March 31, 2007 has not yet been determined.

For the first quarter ended March 31, 2007, net cash flows provided by operating activities were $2.6 million. Significant net cash inflows from operations included a reduction in accounts receivable of $4.0 million, an increase in accounts payable of $3.3 million and non-cash depreciation and amortization of $1.6 million. The decrease in accounts receivable resulted from collections on increased fourth quarter of 2006 sales. The increase in accounts payable was due to a net payable position with one of the Company’s major customers and increased inventory. Significant offsets to the inflows were a decrease in accrued liabilities of $1.8 million, a decrease in accrued income taxes of $1.5 million and an increase in inventory of $878,000. The decrease in accrued liabilities was due to payments for year-end accruals for professional fees and advertising and promotional funds. The increase in inventory represented a build-up resulting from normal seasonal requirements and forecasted sales for the second quarter.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2007 to fund its working capital needs.

Investing activities used cash of $943,000 in the first three months of 2007 due to a $561,000 increase in intangible assets, primarily for Mobile Navigation product software, and $382,000 for capital expenditures, primarily for purchases of tooling.

At March 31, 2007 and 2006, the Company had outstanding inventory purchase orders with suppliers totaling approximately $35.2 million and $37.5 million, respectively.

The Company declared an annual dividend of $0.16 per share, payable on April 27, 2007 to shareholders of record as of April 13, 2006, which will utilize approximately $1 million.

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

Liquidation Reserve: The Company maintains a liquidation reserve representing the write-down of returned product from customers to its net realizable value. Returned inventory is either sold to various liquidators or returned to vendors for partial credit against similar, new models; this decision depends upon the estimated future demand for the models. Judgments are made as to whether various models are to be liquidated or returned to the vendor, taking into consideration the liquidation prices expected to be received and the amount of vendor credit. The amount of the reserve is determined by comparing the cost of each unit returned to the estimated amount to be realized upon each unit’s disposition, either from returning the unit to the vendor for credit towards the cost of new, similar product or liquidating the unit. This reserve can fluctuate significantly from quarter to quarter depending upon quantities of returned inventory on hand and the estimated liquidation price or vendor credit per unit.

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

Deferred Compensation: Obligations under the deferred compensation plans (most of which are non-qualified defined benefit plans) and annual deferred compensation expense are determined on the basis of a number of assumptions. Key assumptions in the determination of obligations under the deferred compensation plans and annual deferred compensation expense include the discount rate and anticipated compensation for each individual covered by the plans, which in part is dependent upon the anticipated future profitability of the Company. The discount rate for 2007 and 2006 was 7 percent. The compensation increase assumptions are based on historical experience and anticipated future performance. The Company maintains life insurance policies for certain current and former executives to provide funding for future obligations. As of March 31, 2007, the cash surrender value of the insurance policies in force for the Company’s president and chief executive officer was $993,000.

Software Related to Products to be Sold: The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell, mainly Mobile Navigation products. Such costs are capitalized and deferred as intangible assets in accordance with SFAS No. 86. Such costs consist of expenditures incurred after technological feasibility of the software has been established either from a working model of the product developed, a detail design, or the purchase of computer software that has an alternative future use. Such costs, which consist principally of coding and related costs, are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the estimated product life cycle. Software related intangible assets are reviewed at each balance sheet date for possible impairment as required by paragraph 10 of SFAS No. 86, and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value.

Goodwill and Other Intangible Assets: Pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company evaluates goodwill for impairment on an annual basis or if impairment indicators exist. For goodwill, the evaluation requires a comparison of estimated fair value of PPL to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge.

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

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States. See Note 1 to Cobra’s consolidated financial statements included under Item 8 of the Annual Report on Form 10-K for the year ending December 31, 2006.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Market risks related to changes in foreign currency exchange risks and interest rates are inherent to the Company’s operations. Changes to these factors could cause fluctuations in the Company’s net earnings, cash flows and the fair values of financial instruments subject to market risks. The Company identifies these risks and mitigates the financial impact with hedging and interest rate swaps.

Debt incurred under the Company’s revolving credit agreement with a balance of $9.8 million as of March 31, 2007, is priced at an interest rate that floats with the market. Therefore, this debt is not significantly affected by changes in the interest rate market. Also, the Company has $6.7 million of debt as of March 31, 2007 with a fixed rate of interest. Accordingly, fair value of this fixed-rate debt can be significantly affected by changes in the interest rate market.

The Company’s suppliers are located in China, Hong Kong, Italy, the Philippines, South Korea and Thailand.

In the first quarter of 2007, approximately 22.3 percent of the Company’s sales were outside the United States, principally in Europe and Canada, compared to 11.3 percent in 2006. The Company minimizes the foreign currency exchange rate risk associated with relationships outside of the United States by conducting all of its transactions in U.S. dollars, except for some billings of its European business, which are conducted in euros and the billings of PPL which are primarily in pound sterling. The Company does not use derivative financial or commodity instruments for trading or speculative purposes; however, forward contracts are occasionally used for hedging a portion of the Company’s European business’ euro denominated transactions and hedging dollar purchases for PPL. Please refer to Note 6 in this Form 10-Q. A 10 percent movement in the U.S. dollar/pound sterling/euro exchange rate on the forward contracts outstanding at March 31, 2007 would result in approximately a $742,000 annual increase or decrease in cost of sales and cash flows.

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

•	ability of the Company to maintain adequate financing, to bear the interest cost of such financing and to remain in compliance with financing covenants;

•	changes in law;

•	ability to successfully integrate acquisitions including PPL; and

•	other risk factors, which may be detailed from time to time in the Company’s SEC filings.

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

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of March 31, 2007.

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors

Except as noted below, there have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6. Exhibits

a)	Exhibit 10.1 Executive Bonus Structure for 2007.

b)	Exhibit 31.1 Rule 13a-14(a)/15(d)–14(a) Certification of the Chief Executive Officer.

c)	Exhibit 31.2 Rule 13a-14(a)/15(d)–14(a) Certification of the Chief Financial Officer.

d)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

e)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ MICHAEL SMITH
Michael Smith
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer)

Dated: May 11, 2007

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1	Executive Bonus Structure for 2007

31.1	Rule 13a – 14(a)/15d–14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d–14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.