Form 10-Q
period 2007-06-30
COBRA ELECTRONICS CORP
filed 2007-08-13
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

YES  ☐    NO  ☒

Number of shares of Common Stock of Registrant outstanding as of August 3, 2007: 6,471,280

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales	$39,215	$39,586	$71,251	$64,893
Cost of sales	30,835	35,413	54,783	55,698

Gross profit	8,380	4,173	16,468	9,195
Selling, general and administrative expense	9,632	8,117	18,668	14,705

Loss from operations	(1,252)	(3,944)	(2,200)	(5,510)

Other expense	(53)	(100)	(115)	(196)

Loss before income taxes	(1,305)	(4,044)	(2,315)	(5,706)
Tax benefit	874	1,358	1,172	1,892
Minority interest	(3)	—	(11)	—

Net loss	$(434)	$(2,686)	$(1,154)	$(3,814)

Net loss per common share:
Basic	$(0.07)	$(0.41)	$(0.18)	$(0.59)
Diluted	$(0.07)	$(0.41)	$(0.18)	$(0.59)
Weighted average shares outstanding:
Basic	6,454	6,489	6,446	6,489
Diluted	6,454	6,489	6,446	6,489
Dividends declared per common share	$—	$—	$0.16	$0.16

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	(Unaudited)
	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,061	$1,878
Receivables, less allowance for claims and doubtful accounts of $181 in 2007 and $282 in 2006	20,594	28,320
Inventories net, (primarily finished goods)	29,792	29,039
Deferred income taxes	7,306	7,196
Other current assets	7,874	6,810

Total current assets	68,627	73,243

Property, plant and equipment, at cost:
Buildings and improvements	5,436	5,433
Tooling and equipment	20,845	20,079

	26,281	25,512
Accumulated depreciation	(19,244)	(18,117)
Land	230	230

Net property, plant and equipment	7,267	7,625

Other assets:
Cash surrender value of officers’ life insurance policies	4,483	3,968
Goodwill	11,858	11,997
Intangible assets	19,101	19,503
Other assets	403	422

Total other assets	35,845	35,890

Total assets	$111,739	$116,758

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	(Unaudited)
	June 30, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,983	$6,097
Accrued salaries and commissions	591	760
Accrued advertising and sales promotion costs	1,446	2,292
Accrued product warranty costs	1,442	1,963
Accrued income taxes	113	1,650
Current maturities of long-term debt	1,430	1,060
Other accrued liabilities	4,602	5,279

Total current liabilities	15,607	19,101

Non-current liabilities:
Long-term bank debt	15,702	15,614
Deferred compensation	6,257	5,858
Deferred income taxes	5,276	5,337
Other long term liabilities	904	1,075

Total non-current liabilities	28,139	27,884

Total liabilities	43,746	46,985
Minority interest	8	4

Shareholders’ equity:
Preferred stock, $1 par value, shares authorized 1,000,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized, 7,039,100 issued for 2007 and 2006	2,345	2,345
Paid-in capital	19,929	19,824
Retained earnings	49,425	51,584
Accumulated other comprehensive income	106	11

	71,805	73,764
Treasury stock, at cost (579,192 shares for 2007 and 605,662 shares for 2006)	(3,820)	(3,995)

Total shareholders’ equity	67,985	69,769

Total liabilities and shareholders’ equity	$111,739	$116,758

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended (Unaudited)
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net loss	$(1,154)	$(3,814)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	3,767	2,648
Impairment of product software	—	2,757
Deferred income taxes	(171)	(1,504)
(Gain) loss on cash surrender value (CSV) life insurance	(220)	346
Stock-based compensation	91	26
Tax benefit from stock options exercised	19	—

Changes in assets and liabilities:
Receivables	7,726	7,056
Inventories	(753)	(3,515)
Other current assets	(1,064)	(896)
Accounts payable	(114)	1,763
Accrued income taxes	(1,537)	(646)
Accrued liabilities	(2,213)	(2,173)
Deferred compensation	399	407
Deferred income	(448)	—
Other long term liabilities	(171)	(8)

Net cash provided by operating activities	4,157	2,447

Cash flows from investing activities:
Capital expenditures	(845)	(916)
Loan receivable	—	3,374
Premiums on CSV life insurance	(295)	(308)
Intangible assets	(1,581)	(1,181)

Net cash (used in) provided by investing activities	(2,721)	969

Cash flows from financing activities:
Bank borrowings	458	—
Dividends paid to shareholders	(1,031)	(1,038)
Transactions related to exercise of stock options, net	170	—
Other	30	—

Net cash used in financing activities	(373)	(1,038)

Cash provided, excluding effect of rate changes	1,063	2,378
Effect of exchange rate changes on cash and cash equivalents	120	(69)

Net increase in cash	1,183	2,309
Cash at beginning of year	1,878	6,704

Cash at end of period	$3,061	$9,013

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$483	$59
Income taxes, net of refunds	$1,874	$332

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2007 and 2006

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

BUSINESS — The Company designs and markets consumer electronics products, which it sells primarily under the Cobra brand name principally in the United States, Canada and Europe. Effective October 20, 2006, the Company acquired Performance Products Limited (“PPL”). PPL’s products are sold under the Snooper tradename, principally in the United Kingdom, as well as elsewhere in Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong, Italy, the Philippines, South Korea and Thailand. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company.

PRINCIPLES OF CONSOLIDATION — The consolidated financial statements include the accounts of the Company and its subsidiaries. Effective October 20, 2006, the consolidated financial statements also include a variable interest entity (“VIE”) of which Performance Products Limited (“PPL”) is the primary beneficiary. Except as otherwise set forth herein, the consolidated entities are collectively referred to as the “Company”. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates in two business segments, Cobra and PPL, refer to Note 2 Segment Information for more detail.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS NO. 157 — Fair Value Measurements: In September 2006, the FASB issued Financial Accounting Standard No.157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS 157 is effective for Cobra beginning January 1, 2008. Cobra does not expect the provisions to have a material impact on its consolidated financial statements.

SFAS NO. 159 — The Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for Cobra beginning January 1, 2008. Cobra does not expect SFAS 159 to have a material impact on its consolidated financial statements.

FASB Staff Position FIN 48-1 — Definition of Settlement in FASB Interpretation No. 48: In May 2007, the FASB issued FASB Staff Position FIN 48-1 that amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48-1”). FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Cobra does not expect the provisions to have a material impact on its financial statements.

(2)	SEGMENT INFORMATION

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

The tabular presentation below summarizes the financial information by business segment for the three and six months ended June 30, 2007.

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(in thousands)
STATEMENT OF OPERATIONS
Net sales	$35,439	$3,776	$39,215	$64,385	$6,866	$71,251
Cost of sales	28,532	2,303	30,835	50,729	4,054	54,783

Gross profit	6,907	1,473	8,380	13,656	2,812	16,468
Selling, general and administrative expense	8,240	1,392	9,632	15,970	2,698	18,668

(Loss) income from operations	(1,333)	81	(1,252)	(2,314)	114	(2,200)
Other (expense) income	(47)	(6)	(53)	(211)	96	(115)

(Loss) income before income taxes	(1,380)	75	(1,305)	(2,525)	210	(2,315)
Tax benefit (expense)	790	84	874	1,238	(66)	1,172
Minority interest	—	(3)	(3)	—	(11)	(11)

Net (loss) income	$(590)	$156	$(434)	$(1,287)	$133	$(1,154)

There have been no differences in the basis of segmentation or basis of measurement of segment loss.

(3)	ACQUISITION OF PERFORMANCE PRODUCTS LIMITED

On October 20, 2006, Cobra Electronics U.K. Limited, a wholly-owned subsidiary of Cobra Electronics Corporation, completed the acquisition of 100% of the issued and outstanding share capital of PPL. PPL is a provider of GPS-enabled speed camera detection systems and personal navigation devices to consumers and retail locations based in the United Kingdom, as well as other locations in Europe.

Under the acquisition agreement, the purchase price for the issued share capital of PPL consisted of $21.2 million paid in cash at the closing of the transaction. The former shareholders of PPL were eligible to receive additional cash consideration of up to approximately $6.5 million based on the achievement of certain performance targets by PPL for the twelve month period ended March 31, 2007 (the first earn-out period) and up to approximately $9.4 million for the fourteen month period ending May 31, 2008 (the second earn-out period). No additional consideration was paid to the former shareholders for this first earn-out period; the former shareholders are eligible to recapture all or a portion of this first earn-out payment should the performance in the second earn-out period exceed the performance targets established for the payment of the entire second earn-out. Additionally, the former shareholders could earn additional consideration if the performance of Performance Products exceeds certain cumulative targets for the combined earn-out periods.

The acquisition was funded from borrowings under an Amended and Restated Loan Agreement between LaSalle Bank, National Association, as agent for the lenders, and the Company dated October 19, 2006.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$2,080
Inventory	2,343
Other current assets	760
Property, plant & equipment	1,062
Intangible assets	11,816
Goodwill	11,997

Total assets acquired	30,058

Accounts payable	1,530
Deferred income	616
Other current liabilities	1,660
Deferred income - long-term	344
Deferred income taxes	4,010

Total liabilities assumed	8,160

Net assets acquired	$21,898

PURCHASE PRICE RECAP:
Cash	$21,209
Assumed debt	36
Direct acquisition costs	1,831
Working capital adjustment	(1,178)

Total purchase price	$21,898

(4)	STOCK-BASED COMPENSATION

The Company has five Stock Option Plans — 2002 Outside Directors Plan, 2000 Outside Directors Plan, Employee Stock Option Plans of 2000, 1998, and 1997 (“the Plans”). Under the terms of the Plans, the consideration received by the Company upon exercise of the options may be paid in cash or by the surrender and delivery to the Company of previously owned shares of its common stock, or by a combination thereof. The optionee is credited with the fair market value of any stock surrendered and delivered as of the exercise date. Options become exercisable in annual 25 percent increments commencing twelve months after the date of grant.

Prior to January 1, 2006, the Company accounted for its equity-based awards in accordance with the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company did not recognize stock-based compensation cost in its Consolidated Statement of Operations prior to January 1, 2006, since the options granted had an exercise price equal to the market value of the common stock on the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of January 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. The Company awarded 195,000 options with a fair value of $5.23 per share to employees in March 2007. The Company did not grant any stock-based awards during the twelve-month period ended December 31, 2006. The stock-based compensation expense for the three and six months ended June 30, 2007 totaled $43,000 and $91,000, respectively. Stock-based compensation expense totaled $6,000 and $26,000, respectively, for the three and six months ended June 30, 2006.

Michael Smith, Chief Financial Officer, exercised 21,470 options with an exercise price of $6.56 per share and an average market price of $10.64 per share in the first half of 2007. Jim Bazet, Chief Executive Officer, exercised 5,000 options with an exercise price of $5.63 per share and an average market price of $10.35 per share in the first half of 2007.

The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton option pricing model and the assumptions at June 30, 2007 and 2006 are shown in the following table:

	2007	2006
Risk-free interest rate	4.0 – 4.6%	4.0 – 4.3%
Expected life	10 years	10 years
Expected volatility	40-43%	42-43%

758,000 and 601,000 options were issued and outstanding at June 30, 2007 and 2006 and 555,000 and 586,000 options were exercisable at June 30, 2007 and 2006.

(5)	INCOME TAXES

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

For the three-month and six-month periods ending June 30, 2007, the Company recorded a tax benefit of $874,000 and $1.2 million, respectively, compared to a $1.4 million and $1.9 million benefit, respectively, for those same periods in 2006. The effective tax rate for the second quarter of 2007 was 67 percent and 33.6 percent for the second quarter of 2006. The higher income tax rate compared to 2006 resulted from combining no tax for CEEL, which had substantial income for 2007 and a substantial loss in 2006, with a tax benefit for Cobra US, which had a less substantial loss for 2007 than 2006. The lack of tax expense at CEEL in the second quarter of 2007 reflected the availability of net operating loss carryforwards in that jurisdiction. For the six-month period ended June 30, the effective tax benefit rate was 50.6 percent for 2007 and 33.2 percent for 2006. The increase in 2007 reflected CEEL income with no tax expense compared to a loss in the prior year coupled with a smaller Cobra US loss.

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) on July 13, 2006. FIN 48 clarifies SFAS No. 109, Accounting for Income Taxes by providing the criteria a tax position must satisfy for some or all of the tax benefit to be recognized in the financial statements. FIN 48 was effective for fiscal years beginning after December 15, 2006.

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

One of the Company’s uncertain tax positions, research and development credits from 2003-2005, resulted in an additional tax expense of approximately $15,000 due to the close of the IRS audit exam of 2004-2005 in April 2007. This amount was recorded as income tax expense during the second quarter. No additional significant changes in the Company’s tax positions are expected in the next twelve months.

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

(6)	FINANCING ARRANGEMENTS

On January 31, 2002, the Company executed a new three-year Revolving Credit Agreement (“Credit Agreement”) with three financial institutions. In November 2005, the term of the agreement was amended to January 31, 2007. In October 2006, in connection with the PPL acquisition, the Credit Agreement was amended and restated for a five-year term and maximum loan limit of $53.6 million, including the $40 million revolver, and a $7.0 million Term Loan. The balance of $6.6 million was for a Delayed-Draw Term Loan available until November 15, 2007 that could only be used to fund the first earn-out payment of up to approximately $6.5 million under the PPL purchase agreement which was contingent upon PPL’s operating performance for the twelve-month period ending March 31, 2007. At the Company’s option, the revolver may be increased to $50 million upon sixty days advance notice. Borrowings and letters of credit issued under the Credit Agreement are secured by substantially all of the assets of the Company.

The amended and restated credit agreement continues to allow the Company to pay dividends and distributions on its stock, and repurchases of its stock, up to $1.2 million per calendar year.

The amended and restated credit agreement contained certain financial and other covenants, including but not limited to, a Tangible Net Worth Minimum, a Fixed Charge Coverage Ratio and a Debt-to-EBITDA Ratio. The revolver portion of the credit agreement was also subject to an unused line fee of 37.5 basis points. Prior to the execution of the Waiver and Amendment of July 26, 2007 (discussed below), loans outstanding on the revolver bore interest, at the Company’s option, at the prime rate plus an applicable margin or LIBOR plus an applicable margin. The Company elected the LIBOR option on the $7.0 million Term Loan and entered into a 5-year interest rate swap in January 2007, as required by the credit agreement, which effectively fixed the total interest rate at 5.34 percent plus applicable basis points, currently 225 points, or a total interest rate of 7.59 percent. The $7.0 million Term Loan was subject to quarterly installment payments and mandatory prepayments based on certain asset sales, excess cash flow and issuance of equity or debt.

At June 30, 2007, the Company had interest bearing debt outstanding of $17.1 million, consisting of the $6.5 million term loan and $10.6 million in the Revolver. As of June 30, 2007, availability was approximately $14.3 million under the revolving credit line based on asset advance formulas.

On July 26, 2007, the Company entered into a Waiver and Amendment to the loan agreement pursuant to which its lenders waived certain covenant violations that would have otherwise occurred with respect to the quarter ended June 30, 2007 due to the Company not achieving the required EBITDA level and Debt-to-EBITDA ratio, as defined in the revolving credit agreement. This amendment also amended the Debt-to-EBITDA Ratio covenant and Fixed Charge Coverage Ratio covenant and increased the applicable margin used to calculate the interest rate charged. In addition, the amendment provides that the Company is required to have excess availability under the credit agreement of not less than $5 million at all times. As of July 1, 2007, the interest on LIBOR rate loans is LIBOR plus 225 points compared to the LIBOR plus 175 points prior to the amendment. The amendment also eliminated the delayed draw term loan facility that was in place to pay the first earn-out payment to the former shareholders of Performance Products since the required performance for this payment was not achieved.

(7)	PURCHASE ORDERS AND COMMITMENTS

At June 30, 2007 and 2006, the Company had outstanding inventory purchase orders with suppliers totaling approximately $37.6 million and $35.5 million, respectively.

(8)	LOSS PER SHARE

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Basic loss per share:
Net loss available to common shareholders (in thousands)	$(434)	$(2,686)	$(1,154)	$(3,814)
Weighted-average shares outstanding	6,454,209	6,489,247	6,445,989	6,489,247

Basic loss per share	$(0.07)	$(0.41)	$(0.18)	$(0.59)

Diluted loss per share:
Weighted-average shares outstanding	6,454,209	6,489,247	6,445,989	6,489,247
Dilutive shares issuable in connection with stock option plans (a)	—	—	—	—
Less: shares purchasable with option proceeds	—	—	—	—

Total	6,454,209	6,489,247	6,445,989	6,489,247

Diluted loss per share	$(0.07)	$(0.41)	$(0.18)	$(0.59)

(a)	Stock options were not included in the calculation for dilutive earnings per share for the three-month and six-month periods ending June 30, 2007 and 2006 due to the net loss in each period. The number of dilutive shares was 653,000 for the three and six months ended June 30, 2007 and 601,000 for the three and six months ended June 30, 2006.

(9)	COMPREHENSIVE LOSS

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	June 30 2007	June 30 2006	June 30 2007	June 30 2006
Net loss	$(434)	$(2,686)	$(1,154)	$(3,814)
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustment (no tax affect)	18	61	96	109
Interest rate swap (net of tax)	47	—	(3)	—

Total comprehensive loss	$(369)	$(2,625)	$(1,061)	$(3,705)

(10)	CONTINGENCIES

The Company is subject to various unresolved legal actions, which arise in the normal course of its business. None of these matters is expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters could result in a change in the Company’s estimate of its liability for these matters.

The Company warrants to the consumer who purchases its products that it will repair or replace, without charge, defective products within a specified time period, generally one year. The Company also has a return policy for its customers that allows customers to return to the Company products returned to them by their customers for full or partial credit based on when the Company’s customer last purchased these products. Consequently, it maintains a warranty reserve, which reflects historical warranty returns rates by product category multiplied by the most recent six months of unit sales of that model and the unit standard cost of the model. A roll-forward of the warranty reserve is as follows (in thousands):

	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Accrued product warranty costs, beginning of period	$1,963	$1,618
Warranty provision	1,406	3,873
Warranty expenditures	(1,927)	(3,528)

Accrued product warranty costs, end of period	$1,442	$1,963

(11)	INVENTORY VALUATION RESERVES

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

	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Liquidation reserve, beginning of period	$1,112	$874
Liquidation provision	3,051	4,115
Liquidation of models	(3,140)	(3,877)

Liquidation reserve, end of period	$1,023	$1,112

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

This reserve will vary depending upon the specific models selected, the estimated NRV for each model and quantities of each model that are determined will be sold below cost from quarter to quarter. A roll-forward of the NRV reserve is as follows (in thousands):

	Six Months Ended June 30, 2007	Year Ended December 31, 2006
NRV reserve, beginning of period	$736	$509
NRV provision	2,386	3,426
NRV write-offs	(1,817)	(3,199)

NRV reserve, end of period	$1,305	$736

(12)	OTHER INCOME/EXPENSE

The following table shows the components of other income/expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest expense	$(411)	$(25)	$(730)	$(59)
Interest income	4	70	15	182
CSV gain (loss)	151	(142)	220	(346)
Exchange gain (loss)	74	6	158	3
Royalties	92	21	218	70
Other – net	37	(30)	4	(46)

Total	$(53)	$(100)	$(115)	$(196)

(13)	SUBSEQUENT EVENT

On July 26, 2007, the Company executed an amendment to its loan agreement that amends covenants and waives violations of the loan agreement relating to those covenants. The amendment also eliminated the delayed-draw term loan facility that was in place to fund the first earn-out payment to the former shareholders of PPL as such first earn-out payment was not required to be made by the Company.

During July 2007, James R. Bazet, Chief Executive Officer, exercised his option to purchase 41,701 shares at an exercise price of $5.63 per share. The average price per share acquired was $9.62. As part of his stock option transactions in July 2007, Mr. Bazet exchanged 30,329 of previously purchased shares of the Company’s stock. As of July 27, 2007, 32,199 of fully vested stock options entitled to Mr. Bazet were not exercised and accordingly expired.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary

For the second quarter of 2007, the Company reported slightly lower net sales, $39.2 million compared to $39.6 million in the prior year’s quarter. Net sales for the quarter reflected a decline in sales at the Company’s Cobra segment, mainly because of lower sales of mobile navigation and domestic two-way radio products, which was mostly offset by net sales of $3.8 million at the PPL segment, which the Company acquired in late October 2006.

The Company’s 2007 gross margin increased to 21.4 percent from 10.5 percent in 2006 mainly as a result of an improvement in gross margin in the Cobra segment, 19.5 percent compared to 10.5 percent in the prior year’s quarter. This improvement primarily reflected increased gross margins in mobile navigation, which was due in part to the fact that the $628,000 write-down of the value of certain older mobile navigation products to market prices in the current quarter compared favorably to the $4.6 million in charges in the second quarter of 2006 for the impairment charge of intellectual property pertaining to first generation handheld GPS and mobile navigation products and for an inventory write-down attributable to lower selling prices on these products. A 39.0 percent gross margin for the PPL segment also helped to increase gross margin in the current quarter.

The Company’s selling, general and administrative expenses increased $1.5 million to $9.6 million from $8.1 million in the prior year’s quarter. As a percentage of net sales, selling, general and administrative expenses were 24.6 percent compared to 20.5 percent in 2006. $1.4 million of the increase was attributable to PPL.

Other income for the Company increased $433,000 in 2007 primarily due to a higher gain on the cash surrender value of life insurance. Interest expense increased by $386,000 in 2007 as a result of the debt incurred to acquire PPL.

The Company had a net loss in the second quarter of 2007 of $434,000, or a net loss of $0.07 per diluted share, compared to a net loss of $2.7 million, or a net loss of $0.41 per diluted share, for 2006. The income tax benefit for 2007 reflected a 67.0 percent effective tax rate compared to an effective tax rate of 33.6 percent for 2006’s tax benefit. The higher income tax rate compared to 2006 resulted from combining no tax for CEEL, which had substantial income for 2007 and a substantial loss in 2006, with a tax benefit for Cobra US, which had a less substantial loss for 2007 than 2006. The lack of tax expense at CEEL in the second quarter of 2007 reflected the availability of net operating loss carryforwards in that jurisdiction.

For the six-month period ended June 30, the effective tax benefit rate was 50.6 percent for 2007 and 33.2 percent for 2006. The increase in 2007 reflected CEEL income with no tax expense compared to a loss in the prior year coupled with a smaller Cobra US loss.

The Company anticipates that there will be year-over-year increases in both revenue and net income for the third quarter of 2007.

Second Quarter 2007 vs. Second Quarter 2006

The following table contains sales and pretax income (loss) after eliminating intercompany accounts by business segment for the quarters ended June 30, 2007 and 2006.

	2007		2006		2007 vs. 2006 Increase (Decrease)
Business Segment	Net Sales	Income (Loss)	Net Sales	Income (Loss)	Net Sales	Income (Loss)
Cobra	$35,439	(1,380)	$39,586	(4,044)	$(4,147)	2,664
PPL	3,776	75	—	—	3,776	75

Total	$39,215	(1,305)	$39,586	(4,044)	$(371)	2,739

Cobra Business Segment

Cobra’s net sales decreased $4.1 million, or 10.5 percent, from the prior year’s quarter. The decrease reflected lower sales of domestic two-way radios, Citizens Band radios and mobile navigation products, which declined 34.1 percent, 22.8 percent and 45.0 percent, respectively. The decline in two-way radio sales in the U.S., as compared to the second quarter of last year, was due in part to timing since sales of two-way radios were 56.1 percent higher in the first quarter of 2007 compared to the prior year’s quarter as well as a lesser emphasis on this category from retailers as the category continues to mature. The decline in Citizens Band radio sales also was due to timing as sales for the first six months of 2007 were approximately the same as for the first six months of 2006. Mobile navigation sales decreased primarily because a competitor secured a large promotional sale to QVC that Cobra had received in the prior year. Some of the decline in mobile navigation sales was offset by sales of the new NAV ONE 2100 to Best Buy and other national and regional retailers. Partially offsetting the overall decrease in Cobra sales was a 3.2 percent increase in domestic detection sales and a 38.6 percent increase in non-U.S. sales, mainly in Canada and Europe.

For the second quarter of 2007, Cobra’s pre-tax segment loss decreased to $1.4 million from a pre-tax segment loss of $4.0 million in 2006. The decrease reflected mainly an increase in gross margin, offset in part by higher selling, general and administrative expenses and interest expense.

Cobra’s gross margin rose to 19.5 percent in 2007 from 10.5 percent in 2006, an increase of 9.0 gross margin points, which reflected primarily an improvement in mobile navigation gross margin. Much of this improvement resulted from the fact that, in 2006, there was a $2.3 million impairment charge for certain intellectual property pertaining to first generation handheld GPS and mobile navigation products and a $2.3 million inventory write down attributable to lower selling prices on these products, which combined resulted in a decrease of 11.7 gross margin points. In the current quarter, there was also a $628,000 inventory write-down in the value of certain older inventory of mobile navigation products to market prices and a charge of $125,000 to adjust the cost of certain returned mobile navigation products to net realizable value, which combined reduced Cobra’s gross margin for the second quarter of 2007 by 2.1 gross margin points. Also contributing to the increase were higher gross margins for domestic two-way radios, as 2006 had higher air freight because of production delays on new lithium ion models and at Cobra Electronics Europe Limited because of the introduction of a new PMR radio line, increased sales of high margin detection and a stronger euro.

Cobra’s selling, general and administrative expenses were $8.2 million, or 23.2 percent of net sales, compared to $8.1 million, or 20.5 percent of net sales, for the prior year’s second quarter. The current quarter’s expenses were higher because of a $295,000 lower reversal of accrued unused program funds from prior periods compared to 2006, which was offset in part by an increase in sales and marketing expenses.

Interest expense for Cobra increased $365,000 in 2007 primarily because of the debt relating to the purchase of PPL. Other income increased $419,000 in 2007 primarily due to a higher gain on cash surrender value life insurance.

PPL Business Segment

For the second quarter of 2007, PPL had net sales of $3.8 million, which were less than expected because of the delay in introducing two new satellite navigation products, resulting in a product line of only two skus at the beginning of the quarter and only three skus at the end of the quarter, which reduced sales by approximately $2.2 million. Additionally, unit sales of the satellite navigation products were less than expected as certain key accounts did not include the PPL products in their plan-o-grams or catalogs. Also contributing to the lower net sales was a charge of $204,000, reflecting intangible amortization, which reduced PPL’s Enigma data base download fee revenue recognized for the quarter. The remaining amount of the intangible amortization at June 30, 2007 amounted to $612,000, of which $287,000 will be amortized during the last six months of 2007 with the remainder to be amortized during 2008.

For the second quarter of 2007, PPL had a pre-tax segment income of $75,000. This reflected a gross margin of 39.0 percent, and was less than anticipated because of lower average selling prices on GPS products as well as non-cash charges of $212,000 associated with the intangible amortization that increased cost of sales and lowered gross margin by 5.6 points. The lower prices were implemented in lieu of spending advertising funds, which were curtailed from the forecast by more than $400,000 for the quarter. The pre-tax segment profit also reflected $1.4 million of selling, general and administrative expenses including $133,000 of non-cash charges associated with the intangible amortization, and was lower than expected because of the lower advertising expense noted above.

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

The following table contains sales and pretax income (loss) after eliminating intercompany accounts by business segment for the six months ended June 30, 2007 and 2006.

	2007		2006		2007 vs. 2006 Increase (Decrease)
Business Segment	Net Sales	Income (Loss)	Net Sales	Income (Loss)	Net Sales	Income (Loss)
Cobra	$64,385	(2,525)	$64,893	(5,706)	$(508)	3,181
PPL	6,866	210	—	—	6,866	210

Total	$71,251	(2,315)	$64,893	(5,706)	$6,358	3,391

Cobra Business Segment

Cobra’s net sales decreased $508,000 from the prior year. This slight decrease reflected lower sales of domestic two-way radios and mobile navigation products, which declined 11.1 percent and 40.4 percent, respectively, and higher domestic detection sales, which increased 6.3 percent, and higher international and Cobra Electronics Europe Limited sales, which increased a combined 39.8 percent. The decline in domestic two-way radio sales was primarily due to a continuing decrease in emphasis on this category from retailers as the category continues to mature. Mobile navigation sales decreased because a competitor secured a large promotional sale to QVC that Cobra had received in the prior year as well as lower sales of the Company’s older, large-screen models, which will be replaced by the new NAV ONE 5000 due out later in the year. Some of the mobile navigation sales decline was offset by sales of the new NAV ONE 2100 to Best Buy and other national and regional retailers. The increase in detection sales reflected mainly higher sales to Wal-Mart because of strong sell-through. Also contributing to the detection increase were sales of Cobra’s newest product entries in this line, the R7G and R9G, which are remote radar detectors, with the higher-end unit featuring GPS-based red light and speed camera location capabilities. The increase in international and Cobra Electronics Europe Limited sales was due to strong two-way radio sales in Canada and Europe and detector sales in Europe.

For the first six months of 2007, Cobra’s pre-tax segment loss decreased to $2.5 million from a pre-tax segment loss of $5.7 million for the same period in 2006. The decrease reflected mainly an increase in gross margin, offset in part by higher selling, general and administrative expenses and interest expense.

Cobra’s gross margin rose to 21.2 percent in 2007 from 14.2 percent in 2006, an increase of 7.0 gross margin points, which reflected primarily an improvement in gross margin for mobile navigation. The increase in domestic mobile navigation gross margin was due primarily to the fact that in 2006 there were charges of $2.8 million for impairment of certain intellectual property pertaining to first generation handheld GPS and mobile navigation products and $2.3 million for inventory write down attributable to lower selling prices on these products, which combined decreased Cobra’s 2006 gross margin by 7.8 points. Offsetting some of the mobile navigation gross margin improvement in 2007 were charges of $628,000 to write down the inventory value of certain older inventory market prices and $296,000 to adjust the cost of certain returned mobile navigation products to net realizable value. Also contributing to the improvement in gross margin were higher margins for domestic two-way radios and at Cobra Electronics Europe Limited. The increase in domestic two-way radio gross margin was due to the fact that in 2006 there was much higher air freight expense because of vendor delays on new lithium ion models as well as higher inventory write-downs for older models. The improvement in the gross margin of Cobra Electronics Europe Limited was because of increased sales of high margin detection products.

Cobra’s selling, general and administrative expenses increased $1.3 million to $16.0 million, or 24.8 percent of net sales, for the first six months of 2007 from $14.7 million, or 22.7 percent of net sales, for the first six months of 2006. The current period’s expenses were higher in part because of a $612,000 lower reversal of accrued unused program funds from prior periods compared to 2006. Also contributing to the increase were higher professional fees for compliance with new auditing pronouncements, specifically FIN 48, tax consulting services in connection with a IRS audit and assistance with U.S. GAAP reporting at PPL, as well as increased sales and marketing expenses because of higher compensation costs, as an open position was filled, higher fees for international trademark work and higher outside lab testing fees for new European products.

Interest expense for Cobra increased $636,000 in 2007 primarily because of the debt relating to the purchase of PPL. Other income increased $622,000 in 2007 primarily due to an increase of $567,000 in cash surrender value life insurance.

PPL Business Segment

For the first six months of 2007, PPL had net sales of $6.9 million, which were less than expected primarily because of lower sales of satellite navigation products. This was due to the failure of a new vendor to produce a key satellite navigation model, causing a six month delay to produce a replacement model, as well as delays in the launches of two other satellite navigation models. Together these delays reduced sales by approximately $4.0 million. Also contributing to the lower net sales was a charge of $446,000, reflecting intangible amortization, that reduced PPL’s Enigma data base download fee revenue recognized for the first six months of 2007. The remaining amount of the intangible amortization pertaining to download fees at June 30, 2007 amounted to $612,000, of which $287,000 will be amortized during the last six months of 2007 with the remainder to be amortized during 2008.

For the first six months of 2007, PPL had a pre-tax segment profit of $210,000, which reflected a gross margin of 40.9 percent and was lower than anticipated primarily because of non-cash charges of $239,000 associated with the intangible amortization that increased cost of sales and lowered gross margin by 3.5 points. The pre-tax segment profit also reflected $2.7 million of selling, general and administrative expenses which included $348,000 of non-cash charges associated with the intangible amortization, and were slightly lower than expected due to a decrease in certain advertising expenses offset in part by higher professional fees for assistance to comply with U.S. GAAP requirements.

LIQUIDITY AND CAPITAL RESOURCES

On January 31, 2002, the Company executed a new three-year Revolving Credit Agreement (“Credit Agreement”) with three financial institutions. In November 2005, the term of the agreement was amended to January 31, 2007. In October 2006, in connection with the PPL acquisition, the Credit Agreement was amended and restated for a five-year term and maximum loan limit of $53.6 million, including the $40 million revolver, and a $7.0 million Term Loan. The balance of $6.6 million was for a Delayed-Draw Term Loan available until November 15, 2007 that could only be used to fund the first earn-out payment of up to approximately $6.5 million under the PPL purchase agreement which was contingent upon PPL’s operating performance for the twelve-month period ending March 31, 2007. At the Company’s option, the revolver may be increased to $50 million upon sixty days advance notice. Borrowings and letters of credit issued under the Credit Agreement are secured by substantially all of the assets of the Company.

The amended and restated credit agreement continues to allow the Company to pay dividends and distributions on its stock, and repurchases of its stock, up to $1.2 million per calendar year.

The amended and restated credit agreement contained certain financial and other covenants, including but not limited to, a Tangible Net Worth Minimum, a Fixed Charge Coverage Ratio and a Debt-to-EBITDA Ratio. The revolver portion of the credit agreement was also subject to an unused line fee of 37.5 basis points. Prior to the execution of the Waiver and Amendment of July 26, 2007 (as discussed below), loans outstanding on the revolver bore interest, at the Company’s option, at the prime rate plus an applicable margin or LIBOR plus an applicable margin. The Company elected the LIBOR option on the $7.0 million Term Loan and entered into a 5-year interest rate swap in January 2007, as required by the credit agreement, which effectively fixed the total interest rate at 5.34 percent plus applicable basis points, currently 225 points, or a total interest rate of 7.59 percent. The $7.0 million Term Loan was subject to quarterly installment payments and mandatory prepayments based on certain asset sales, excess cash flow and issuance of equity or debt.

At June 30, 2007, the Company had interest bearing debt outstanding of $17.1 million, consisting of the $6.5 million term loan and $10.6 million in the Revolver. As of June 30, 2007, availability was approximately $14.3 million under the revolving credit line based on asset advance formulas.

On July 26, 2007, the Company entered into a Waiver and Amendment to the loan agreement pursuant to which its lenders waived certain covenant violations that would have otherwise occurred with respect to the quarter ended June 30, 2007 due to the Company not achieving the required EBITDA level and Debt-to-EBITDA ratio, as defined in the revolving credit agreement. This amendment also amended the Debt-to-EBITDA Ratio covenant and Fixed Charge Coverage Ratio covenant and increased the applicable margin used to calculate the interest rate charged. In addition, the amendment provides that the Company is required to have excess availability under the credit agreement of not less than $5 million at all times. As of July 1, 2007, the interest on LIBOR rate loans is LIBOR plus 225 points compared to the LIBOR plus 175 points prior to the amendment. The amendment also eliminated the delayed draw term loan facility that was in place to pay the first earn-out payment to the former shareholders of Performance Products since the required performance for this payment was not achieved.

On October 20, 2006, Cobra Electronics U.K. Limited, a wholly-owned subsidiary of Cobra Electronics Corporation completed the acquisition of 100 percent of the issued and outstanding share capital of PPL. Under the acquisition agreement, the purchase price for the issued share capital of PPL consisted of $21.2 million paid in cash at the closing of the transaction. The former shareholders of PPL were eligible to receive additional cash consideration of up to approximately $6.5 million based on the achievement of certain performance targets by PPL for the twelve month period ended March 31, 2007 (the first earn-out period) and up to approximately $9.4 million for the fourteen month period ended May 31, 2008 (the second earn-out period). No additional consideration was paid to the former shareholders for this first earn-out period; the former shareholders are eligible to recapture all or a portion of this first earn-out payment should the performance in the second earn-out period exceed the performance targets established for the payment of the entire second earn-out. Additionally, the former shareholders could earn additional consideration if the performance of Performance Products exceeds certain cumulative targets for the combined earn-out periods.

For the six months ended June 30, 2007, net cash flows provided by operating activities were $4.2 million. Significant net cash inflows from operations included a reduction in accounts receivable of $7.7 million and non-cash depreciation and amortization of $3.8 million. The decrease in accounts receivable resulted from collections on increased fourth quarter of 2006 sales. Significant offsets to the inflows were a decrease in accrued liabilities of $2.2 million, a decrease in accrued income taxes of $1.5 million, an increase in other current assets of $1.1 million and an increase in inventory of $753,000. The decrease in accrued liabilities was due to payments for year-end accruals for professional fees and advertising and promotional funds. The increase in other current assets was due primarily to $1.2 million of tax benefit that resulted from the Company’s loss before taxes and $652,000 due from a financial institution for a euro contract that matured at the end of the second quarter. These increases were offset in part by a payment of a $1.2 million receivable from PPL shareholders as a result of working capital adjustments that reduced the purchase price paid upon closing for the issued share capital of PPL. The increase in inventory represented a build-up resulting from normal seasonal requirements and forecasted sales for the third quarter.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2007 to fund its working capital needs.

Investing activities used cash of $2.7 million in the first six months of 2007 due to a $1.6 million increase in intangible assets, primarily for Mobile Navigation product software, and $845,000 for capital expenditures, primarily for purchases of tooling.

At June 30, 2007 and 2006, the Company had outstanding inventory purchase orders with suppliers totaling approximately $37.6 million and $35.5 million, respectively.

The Company declared an annual dividend of $0.16 per share, payable on April 27, 2007 to shareholders of record as of April 13, 2007, which utilized $1.0 million.

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

Critical accounting policies generally consist of those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions. For a description of the Company’s critical accounting polices refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

There have been no material changes in the Company’s market risk since December 31, 2006.

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

•	ability of the Company to maintain adequate financing, to bear the interest cost of such financing and to remain in compliance with financing covenants;

•	changes in law;

•	ability to successfully integrate acquisitions including PPL;

•	and other risk factors, which may be detailed from time to time in the Company’s SEC filings.

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

As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of June 30, 2007.

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting was held on May 8, 2007. The election of two directors was submitted to the shareholders for vote. The following persons were elected Directors of the Company to serve until the annual meeting of the term specified below:

Name	Class	Votes For	Votes Withheld	Term
Carl Korn	III	4,792,536	1,124,659	2010
Ian R. Miller	III	4,396,745	1,520,450	2010

The Class I Directors continuing in office until the 2008 Annual Meeting of Shareholders are James R. Bazet and William P. Carmichael. In addition, on July 26, 2007, John S. Lupo was elected as a Class I Director continuing in office until the 2008 Annual Meeting.

The Class II Director continuing in office until the 2009 Annual Meeting of Shareholders is Robert P. Rohleder. In addition, on June 6, 2007, S. Sam Park was elected as a Class II Director continuing in office until the 2009 Annual Meeting.

Item 6. Exhibits

a)	Exhibit 31.1 Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer.

b)	Exhibit 31.2 Rule 13a-14(a)/15(d)–14(a) Certification of the Chief Financial Officer.

c)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

d)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ MICHAEL SMITH
Michael Smith Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 13, 2007

INDEX TO EXHIBITS

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer