Form 10-Q
period 2007-09-30
COBRA ELECTRONICS CORP
filed 2007-11-13
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                Accelerated filer  ☐                                Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO☒

Number of shares of Common Stock of Registrant outstanding as of November 9, 2007: 6,471,280

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended (Unaudited)		Nine Months Ended (Unaudited)
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net sales	$39,283	$35,548	$110,534	$100,441
Cost of sales	29,550	28,511	84,333	84,209

Gross profit	9,733	7,037	26,201	16,232
Selling, general and administrative expense	9,716	6,850	28,384	21,555

Earnings (loss) from operations	17	187	(2,183)	(5,323)
Interest expense	419	25	1,149	84
Other income	212	222	827	85

(Loss) earnings before income taxes	(190)	384	(2,505)	(5,322)
Tax (benefit) provision	(596)	11	(1,768)	(1,881)
Minority interest	(2)	—	(13)	—

Net earnings (loss)	$404	$373	$(750)	$(3,441)

Net earnings (loss) per common share:
Basic	$0.06	$0.06	$(0.12)	$(0.53)
Diluted	$0.06	$0.06	$(0.12)	$(0.53)
Weighted average shares outstanding:
Basic	6,469	6,489	6,454	6,489
Diluted	6,576	6,677	6,454	6,489
Dividends declared per common share	$—	$—	$0.16	$0.16

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	(Unaudited)
	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,492	$1,878
Receivables, less allowance for claims and doubtful accounts of $137 in 2007 and $282 in 2006	21,065	28,320
Inventories net, (primarily finished goods)	36,986	29,039
Deferred income taxes	7,308	7,196
Other current assets	8,545	6,810

Total current assets	75,396	73,243

Property, plant and equipment, at cost:
Buildings and improvements	5,441	5,433
Tooling and equipment	21,392	20,079

	26,833	25,512

Accumulated depreciation	(19,763)	(18,117)
Land	230	230

Net property, plant and equipment	7,300	7,625

Other assets:
Cash surrender value of officers’ life insurance policies	4,455	3,968
Goodwill	11,858	11,997
Intangible assets	19,202	19,503
Other assets	406	422

Total other assets	35,921	35,890

Total assets	$118,617	$116,758

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	(Unaudited)
	September 30, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,415	$6,097
Accrued salaries and commissions	811	760
Accrued advertising and sales promotion costs	1,762	2,292
Accrued product warranty costs	1,647	1,963
Accrued income taxes	374	1,650
Current maturities of long-term debt	1,490	1,060
Other accrued liabilities	5,034	5,279

Total current liabilities	19,533	19,101

Non-current liabilities:
Long-term bank debt	18,206	15,614
Deferred compensation	6,339	5,858
Deferred income taxes	5,213	5,337
Other long term liabilities	960	1,075

Total non-current liabilities	30,718	27,884

Total liabilities	50,251	46,985
Minority interest	13	4

Shareholders’ equity:
Preferred stock, $1 par value, shares authorized 1,000; none issued	—	—
Common stock, $.33 1/3 par value, 12,000 shares authorized, 7,039 issued for 2007 and 2006	2,346	2,345
Paid-in capital	19,955	19,824
Retained earnings	49,828	51,584
Accumulated other comprehensive income	61	11

	72,190	73,764
Treasury stock, at cost (568 shares for 2007 and 606 shares for 2006)	(3,837)	(3,995)

Total shareholders’ equity	68,353	69,769

Total liabilities and shareholders’ equity	$118,617	$116,758

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended (Unaudited)
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net loss	$(750)	$(3,441)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	5,248	3,421
Impairment of product software	—	2,757
Deferred income taxes	(236)	(1,308)
(Gain) loss on cash surrender value (CSV) life insurance	(192)	218
Stock-based compensation	158	42
Tax benefit from stock options exercised	19	—

Changes in assets and liabilities:
Receivables	7,255	4,980
Inventories	(7,947)	(11,251)
Other current assets	(2,483)	(2,143)
Accounts payable	2,318	3,856
Accrued income taxes	(1,276)	299
Accrued liabilities	(1,040)	(1,870)
Deferred compensation	481	517
Deferred income	(616)	—
Other long term liabilities	(115)	(12)

Net cash provided by (used in) operating activities	824	(3,935)

Cash flows from investing activities:
Capital expenditures	(1,272)	(1,227)
Loan receivable	—	3,374
Premiums on CSV life insurance	(295)	(308)
Intangible assets	(1,759)	(1,484)

Net cash (used in) provided by investing activities	(3,326)	355

Cash flows from financing activities:
Bank borrowings	3,022	—
Dividends paid to shareholders	(1,031)	(1,038)
Transactions related to exercise of stock options, net	112	—
Repayment of officer’s note receivable	—	400
Other	35	—

Net cash provided by (used in) financing activities	2,138	(638)

Cash used, excluding effect of rate changes	(364)	(4,218)
Effect of exchange rate changes on cash and cash equivalents	(22)	(1)

Net decrease in cash	(386)	(4,219)
Cash at beginning of year	1,878	6,704

Cash at end of period	$1,492	$2,485

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,220	$84
Income taxes, net of refunds	$1,771	$332

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2007 and 2006

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

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. Effective October 20, 2006, the consolidated financial statements also include a variable interest entity (“VIE”) of which PPL is the primary beneficiary. Except as otherwise set forth herein, the consolidated entities are collectively referred to as the “Company”. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates in two business segments, Cobra and PPL; refer to Note 3 Segment Information for more detail.

(2) NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 157 — Fair Value Measurements: In September 2006, the FASB issued Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The Company does not expect SFAS 157 to have a material impact on its consolidated financial statements.

SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for the Company beginning January 1, 2008. The Company does not expect SFAS 159 to have a material impact on its consolidated financial statements.

FASB Staff Position FIN 48-1 — Definition of Settlement in FASB Interpretation No. 48: In May 2007, the FASB issued FASB Staff Position FIN 48-1 (“FIN 48-1”) that amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company does not expect FIN 48-1 to have a material impact on its financial statements.

(3) SEGMENT INFORMATION

The Company operates in two business segments. The first segment, which is designated Cobra Consumer Electronics (“Cobra”), is comprised of Cobra Electronics Corporation, Cobra Hong Kong and Cobra Electronics Europe Limited. The second segment, which is designated as PPL, includes Cobra Electronics U.K. Limited and its wholly-owned subsidiary Performance Products Limited. The Company has separate sales departments and distribution channels for each segment, which provide segment-exclusive product lines to all customers for that segment. Currently, intersegment sales are not material.

The tabular presentation below summarizes the financial information by business segment for the three and nine months ended September 30, 2007.

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(in thousands)
STATEMENT OF OPERATIONS
Net sales	$35,695	$3,588	$39,283	$100,080	$10,454	$110,534
Cost of sales	27,418	2,132	29,550	78,147	6,186	84,333

Gross profit	8,277	1,456	9,733	21,933	4,268	26,201
Selling, general and administrative expense	8,317	1,399	9,716	24,287	4,097	28,384

(Loss) income from operations	(40)	57	17	(2,354)	171	(2,183)
Interest expense	417	2	419	1,113	36	1,149
Other income	48	164	212	533	294	827

(Loss) income before income taxes	(409)	219	(190)	(2,934)	429	(2,505)
Tax benefit	234	362	596	1,472	296	1,768
Minority interest	—	(2)	(2)	—	(13)	(13)

Net (loss) income	$(175)	$579	$404	$(1,462)	$712	$(750)

There have been no differences in the basis of segmentation or basis of measurement of segment income or loss.

(4) ACQUISITION OF PERFORMANCE PRODUCTS LIMITED

On October 20, 2006, Cobra Electronics U.K. Limited, a wholly-owned subsidiary of the Company, completed the acquisition of 100% of the issued and outstanding share capital of PPL. PPL is a provider of GPS-enabled speed camera detection systems and personal navigation devices to consumers and retail locations based in the United Kingdom, as well as other locations in Europe.

Under the acquisition agreement, the purchase price for the issued share capital of PPL consisted of $21.2 million paid in cash at the closing of the transaction. The former shareholders of PPL were eligible to receive additional cash consideration of up to approximately $6.5 million based on the achievement of certain performance targets by PPL for the twelve month period ended March 31, 2007 (the first earn-out period) and up to approximately $9.4 million for the fourteen month period ending May 31, 2008 (the second earn-out period). No additional consideration was paid to the former shareholders for the first earn-out period; the former shareholders are eligible to recapture all or a portion of the first earn-out payment should the performance in the second earn-out period exceed the performance targets established for the payment of the entire second earn-out. Additionally, the former shareholders could earn additional consideration if the performance of PPL exceeds certain cumulative targets for the combined earn-out periods.

The acquisition was funded from borrowings under an Amended and Restated Credit Agreement between LaSalle Bank, National Association, as agent for the lenders, and the Company dated October 19, 2006.

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

(5) INCOME TAXES

The Company provides for income taxes under the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recorded based on the expected tax effects of future taxable income or deductions resulting from differences in the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when necessary to reduce net deferred tax assets to the amount considered more likely than not to be realized. In the third quarter of 2007, the Company reversed a valuation allowance related to the net operating loss of its Irish subsidiary that will be fully recovered in 2007.

The Financial Accounting Standards Board (“FASB”) issued FIN 48 on July 13, 2006. FIN 48 clarifies SFAS No. 109, Accounting for Income Taxes by providing the criteria a tax position must satisfy for some or all of the tax benefit to be recognized in the financial statements. FIN 48 was effective for fiscal years beginning after December 15, 2006.

FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measure of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of January 1, 2007 was approximately $230,000, all of which would impact the effective tax rate if recognized. A $28,000 decrease in the unrecognized tax liability was recorded as an increase to retained earnings as of January 1, 2007.

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

The IRS completed its examination of the 2004 and 2005 federal tax returns in April 2007. However, the federal tax returns for 2004 and 2005 remain open to examination. From a state perspective, the 2000 through 2006 tax years remain open to examination by major state taxing jurisdictions. The major foreign jurisdiction in which the Company files income tax returns is the United Kingdom. The 2004 through 2006 tax years remain open to examination in that jurisdiction.

(6) FINANCING ARRANGEMENTS

On January 31, 2002, the Company executed a three-year Revolving Credit Agreement (“Credit Agreement”) with three financial institutions. In November 2005, the term of the agreement was amended to January 31, 2007. In October 2006, in connection with the PPL acquisition, the Credit Agreement was amended and restated for a five-year term and maximum loan limit of $53.6 million, including the $40 million revolver, and a $7.0 million Term Loan. At the Company’s option, the revolver may be increased to $50 million upon sixty days advance notice. Borrowings and letters of credit issued under the Credit Agreement are secured by substantially all of the assets of the Company.

The amended and restated Credit Agreement continues to allow the Company to pay dividends and distributions on its stock, and repurchases of its stock, up to $1.2 million per calendar year.

The amended and restated Credit Agreement contained certain financial and other covenants, including but not limited to, a Tangible Net Worth Minimum, a Fixed Charge Coverage Ratio and a Debt-to-EBITDA Ratio. The revolver portion of the Credit Agreement was also subject to an unused line fee of 37.5 basis points. Prior to the execution of the Waiver and Amendment of July 26, 2007 (discussed below), loans outstanding on the revolver bore interest, at the Company’s option, at the prime rate plus an applicable margin or LIBOR plus an applicable margin. The Company elected the LIBOR option on the $7.0 million Term Loan and entered into a five-year interest rate swap in January 2007, as required by the Credit Agreement, which effectively fixed the total interest rate at 5.34 percent plus applicable basis points, currently 225 points, or a total interest rate of 7.59 percent. The $7.0 million Term Loan was subject to quarterly installment payments and mandatory prepayments based on certain asset sales, excess cash flow and issuance of equity or debt.

At September 30, 2007, the Company had interest bearing debt outstanding of $19.7 million, consisting of the $6.3 million term loan and $13.4 million in the revolver. As of September 30, 2007, availability was approximately $15.2 million under the revolving credit line based on asset advance formulas.

On July 26, 2007, the Company entered into a Waiver and Amendment to the Credit Agreement pursuant to which its lenders waived certain covenant violations that would have otherwise occurred with respect to the quarter ended June 30, 2007 due to the Company not achieving the required EBITDA level and Debt-to-EBITDA ratio, as defined in the Credit Agreement. This amendment also amended the Debt-to-EBITDA Ratio covenant and Fixed Charge Coverage Ratio covenant and increased the applicable margin used to calculate the interest rate charged. In addition, the amendment provides that the Company is required to have excess availability under the Credit Agreement of not less than $5 million at all times. Since July 1, 2007, the interest on LIBOR rate loans has been LIBOR plus 225 points compared to the LIBOR plus 175 points prior to the amendment. The amendment also eliminated the delayed draw term loan facility that was in place to pay the first earn-out payment to the former shareholders of PPL since the required performance for this payment was not achieved.

(7) PURCHASE ORDERS AND COMMITMENTS

At September 30, 2007 and 2006, the Company had outstanding inventory purchase orders with suppliers totaling approximately $26.1 million and $28.4 million, respectively.

(8) EARNINGS/LOSS PER SHARE

	Three Months Ended (Unaudited)		Nine Months Ended (Unaudited)
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands, except per share data)
Basic earnings (loss) per share:
Net earnings (loss) available to common shareholders	$404	$373	$(750)	$(3,441)
Weighted-average shares outstanding	6,469	6,489	6,454	6,489

Basic earnings (loss) per share	$0.06	$0.06	$(0.12)	$(0.53)

Diluted earnings (loss) per share:
Weighted-average shares outstanding	6,469	6,489	6,454	6,489
Dilutive shares issuable in connection with stock option plans (a)	461	591	—	—
Less: shares purchasable with option proceeds	(354)	(403)	—	—

Total	6,576	6,677	6,454	6,489

Diluted earnings (loss) per share	$0.06	$0.06	$(0.12)	$(0.53)

(a)	Stock options were not included in the calculation for dilutive earnings per share for the nine-month periods ending September 30, 2007 and 2006 due to the net loss in each period. The number of dilutive shares for the nine-month periods ending September 30, 2007 and 2006, respectively were 479 and 601.

(9) COMPREHENSIVE EARNINGS/LOSS

	Three Months Ended (Unaudited)		Nine Months Ended (Unaudited)
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands)
Net earnings (loss)	$404	$373	$(750)	$(3,441)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment (no tax affect)	46	29	142	138
Interest rate swap (net of tax)	(25)	—	(28)	—

Total comprehensive earnings (loss)	$425	$402	$(636)	$(3,303)

(10) CONTINGENCIES

The Company is subject to various unresolved legal actions, which arise in the normal course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters could result in a change in the Company’s estimate of its liability for these matters.

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

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
Accrued product warranty costs, beginning of period	$1,963	$1,618
Warranty provision	2,304	3,873
Warranty expenditures	(2,620)	(3,528)

Accrued product warranty costs, end of period	$1,647	$1,963

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

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
Liquidation reserve, beginning of period	$1,112	$874
Liquidation provision	4,532	4,115
Liquidation of models	(4,740)	(3,877)

Liquidation reserve, end of period	$904	$1,112

The Company maintains a net realizable value (“NRV”) reserve to write-down, as necessary, certain finished goods, except for those goods covered by the liquidation reserve discussed above, below cost. The reserve includes models where it is determined that the estimated realizable value is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models are to be included in the reserve and the NRV of such models. The estimated NRV of each model is the per unit price that is estimated to be received if the model were sold in the marketplace.

This reserve will vary depending upon the specific models selected, the estimated NRV for each model and quantities of each model that are determined will be sold below cost from quarter to quarter. A roll-forward of the NRV reserve is as follows (in thousands):

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
NRV reserve, beginning of period	$736	$509
NRV provision	3,171	3,426
NRV write-offs	(2,275)	(3,199)

NRV reserve, end of period	$1,632	$736

(12) OTHER INCOME/EXPENSE

The following table shows the components of other income/expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income	$10	$59	$25	$241
CSV gain (loss)	(27)	128	193	(218)
Exchange gain (loss)	254	(3)	412	—
Other – net	(25)	38	197	62

Total	$212	$222	$827	$85

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary — Quarter

For the third quarter of 2007, the Company reported higher net sales, $39.3 million compared to $35.5 million in the prior year’s third quarter. The increase in net sales was mainly due to $3.6 million of sales by PPL, which the Company acquired in late October 2006.

The Company’s 2007 gross margin increased to 24.8 percent from 19.8 percent in 2006 mainly as a result of an improvement in gross margin in the Cobra segment that reflected higher margins from new detection models and improved on-time deliveries with two-way radio vendors from a year ago.

The Company’s selling, general and administrative expense increased $2.8 million to $9.7 million from $6.9 million in the prior year’s third quarter. $1.4 million of the increase was attributable to PPL. Additionally, the Company incurred higher variable selling expenses and higher professional fees. As a percentage of net sales, selling, general and administrative expense was 24.7 percent compared to 19.3 percent in 2006.

Interest expense for the Company increased $394,000 in 2007 due to the debt incurred to acquire PPL and other income in 2007 decreased $10,000 from 2006.

The tax benefit for the three-month period ending September 30, 2007, totaled $596,000 compared to an $11,000 provision for the same 2006 period. Third quarter results for 2007 included a $190,000 tax benefit for the utilization of a net operating loss (“NOL”) carry forward by the Company’s Irish subsidiary and a $233,000 tax benefit for the deferred tax impact of a reduction in the corporate income tax from 30 percent to 28 percent, effective April 1, 2008, in the United Kingdom. The increase in the effective tax rate from 2006 is due to the lack of a tax provision in the Company’s Irish subsidiary, mainly due to the reversal of a valuation allowance, and the pre-tax earnings mix between the United States, Ireland and United Kingdom taxing jurisdictions.

Due to the tax benefit generated by the NOL utilization and the deferred tax impact of the 2008 rate reduction in the United Kingdom, the Company reported net earnings in the third quarter of 2007 of $404,000, or net earnings of $0.06 per share, compared to net earnings of $373,000, or net earnings of $0.06 per share, for the third quarter of 2006.

Executive Summary — Nine Months

On a year to date basis, the Company reported higher net sales, $110.5 million compared to $100.4 million in the prior year. The increase in net sales was mainly due to $10.5 million of sales by PPL, which the Company acquired in late October 2006.

The Company’s 2007 gross margin increased to 23.7 percent from 16.2 percent in 2006 mainly as a result of an improvement in gross margin in the Cobra segment that resulted primarily from significantly lower inventory and product software write-downs than in 2006.

The Company’s selling, general and administrative expense increased $6.8 million to $28.4 million from $21.6 million in the prior year. $4.1 million of the increase was attributable to PPL. As a percentage of net sales, selling, general and administrative expense was 25.7 percent compared to 21.5 percent in 2006.

Interest expense for the Company increased $1.1 million in 2007 due to its acquisition of PPL. Other income increased $742,000 in 2007 due to the higher cash surrender value of life insurance and exchange gains.

The tax benefit for the nine-month period ending September 30, 2007 totaled $1.8 million, compared to a $1.9 million benefit for the same 2006 period. The year to date results for 2007 reflected a $190,000 tax benefit for the utilization of a net operating loss (“NOL”) carry forward by the Company’s Irish subsidiary and a $233,000 tax benefit for the deferred tax impact of a reduction in the corporate income tax from 30 percent to 28 percent, effective April 1, 2008, in the United Kingdom. The effective tax benefit rate was 70.6 percent for 2007 and 35.3 percent for 2006. The increase in the effective tax rate from 2006 was due to the lack of a tax provision in the Company’s Irish subsidiary, mainly due to the third quarter reversal of a valuation allowance, and the pre-tax earnings mix between the United States, Ireland and United Kingdom taxing jurisdictions.

Benefitting from the NOL utilization and the deferred tax impact of the 2008 rate reduction in the United Kingdom, the Company reported a net loss of $750,000 for the first nine months of 2007, or a net loss of $0.12 per share, compared to a net loss of $3.4 million, or a net loss of $0.53 per share, for 2006.

Fourth Quarter Outlook

Compared to the prior year, the Company anticipates a decline in both revenue and net income for the fourth quarter of 2007. Continued competitive pressures in the mobile navigation business in the fourth quarter of 2007 are likely to cause a decline in both sales and margins as compared to the prior year. In addition, the Company continues to monitor the impact on the mobile navigation industry of the pending acquisitions by competitors to the Company of TeleAtlas and Navteq, the principal content providers to the mobile navigation industry. Additionally, the overall retail climate may lead to margin pressures as retailers look to their vendors for assistance to generate store traffic and accelerate sales.

Third Quarter 2007 vs. Third Quarter 2006

The following table contains sales and pre-tax income (loss) after eliminating intercompany accounts by business segment for the three months ended September 30, 2007 and 2006.

	2007		2006		2007 vs. 2006 Increase (Decrease)
Business Segment	Net Sales	Pre-tax Income (Loss)	Net Sales	Pre-tax Income (Loss)	Net Sales	Pre-tax Income (Loss)
Cobra	$35,695	(409)	$35,548	384	$147	(793)
PPL	3,588	219	—	—	3,588	219

Total	$39,283	(190)	$35,548	384	$3,735	(574)

Cobra Business Segment

Cobra’s net sales increased $147,000 from the prior year’s quarter. The increase reflected strong sales of Citizens Band radios and detection products, mostly offset by lower domestic two-way radio and mobile navigation sales as well as lower sales in Canada.

For the third quarter of 2007, Cobra’s pre-tax segment loss was $409,000, as compared to pre-tax segment earnings of $384,000 in 2006. The unfavorable change was due to higher selling, general and administrative expense and interest expense, which were partially offset by the impact of higher gross margins.

Cobra’s gross margin rose to 23.2 percent in 2007 from 19.8 percent in 2006. Much of this improvement resulted from a lower mobile navigation reserve in 2007 than in 2006 and higher gross margins for domestic two-way radios and Citizens Band radios. In 2006, Cobra incurred $274,000 of higher air freight because of production delays on new lithium ion two-way radio models. Citizens Band radios gross margin increased mainly because of the introduction of a special edition model.

Cobra’s selling, general and administrative expense was $8.3 million, or 23.3 percent of net sales, compared to $6.9 million, or 19.3 percent of net sales, for the prior year’s third quarter. The current quarter’s expenses increased $800,000 due to higher selling expenses and increased $600,000 due to higher administrative expenses. The increased selling expenses resulted from the effect of customer mix and from the lower reversal of accrued unused program funds from prior periods compared to 2006. The increased administrative expenses were due to higher professional fees, including legal fees for various trademark matters, outside consulting for Sarbanes-Oxley compliance and the re-engineering of Cobra’s product development process.

Interest expense for Cobra increased $392,000 in 2007 due to the debt incurred to purchase PPL. Other income decreased $174,000 in 2007 primarily due to a lower gain on the cash surrender value of life insurance.

PPL Business Segment

PPL had net sales of $3.6 million for the third quarter of 2007. This was lower than expected due to the delay in the introduction of two new satellite navigation products and the overall competitive climate for mobile navigation. Also contributing to lower net sales was a deferred revenue charge of $170,000, which reduced the amount of the Enigma data base download fee revenue recognized for the quarter. The remaining balance of the deferred revenue as of September 30, 2007 was $442,000. Approximately $135,000 will be amortized during the fourth quarter of 2007 and the balance will be amortized during 2008.

For the third quarter of 2007, PPL had a pre-tax segment income of $219,000. This reflected a gross margin of 40.6 percent, less than anticipated because of lower sales of higher margin satellite navigation products as well as non-cash charges of $124,000 associated with the intangible amortization that lowered gross margin by 3.5 points. Selling, general and administrative expense, which included $182,000 of non-cash charges associated with the intangible amortization, was $1.4 million and was lower than expected because of reduced advertising expenses.

Other income for the third quarter of 2007 included a $154,000 exchange gain on forward contracts.

Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

The following table contains sales and pre-tax income (loss) after eliminating intercompany accounts by business segment for the nine months ended September 30, 2007 and 2006.

	2007		2006		2007 vs. 2006 Increase (Decrease)
Business Segment	Net Sales	Pre-tax Income (Loss)	Net Sales	Pre-tax Income (Loss)	Net Sales	Pre-tax Income (Loss)
Cobra	$100,080	(2,934)	$100,441	(5,322)	$(361)	2,388
PPL	10,454	429	—	—	10,454	429

Total	$110,534	(2,505)	$100,441	(5,322)	$10,093	2,817

Cobra Business Segment

Cobra’s net sales decreased slightly from the prior year to $100.1 million from $100.4 million. The decrease was due to lower sales of domestic two-way radios and mobile navigation products, which declined 14.0 percent and 38.2 percent, respectively, as well as lower sales into Canada. The decline in domestic two-way radios was due to a continuing decrease in emphasis on this category at major retailers as the category continues to mature. Mobile navigation sales decreased because of two factors: (1) a competitor secured a large promotional sale to QVC that Cobra had received in the prior year and (2) we experienced lower sales of the Company’s older, large-screen models, which will be replaced by the new NAV ONE® 5000 that started shipping in the third quarter of 2007, but had limited availability. Some of the mobile navigation sales decline was offset by sales of the new NAV ONE 2100 to Best Buy and other national and regional retailers. The decrease in mobile navigation sales were also substantially offset by increases in domestic sales of detectors, up 9.1 percent from the prior year, and Citizens Band radios, up 7.4 percent from the prior year, as well as a 70 percent increase in the sales of Cobra Electronics Europe Limited. The increase in detection sales was mainly due to higher sales to Wal-Mart because of strong sell-through of Cobra detectors. Also contributing to the detection increase were sales of Cobra’s newest product entries in this line, the XRS R7 and XRS R9G, which are high performance remote radar detectors, with the higher-end, R9G containing GPS-based red light and speed camera location capabilities. The increase in Cobra Electronics Europe Limited sales was due to strong sales of two-way radios because of the introduction earlier in the year of a new line of radios, and detectors, because of a sales opportunity in Eastern Europe.

For the first nine months of 2007, Cobra’s pre-tax segment loss decreased to $2.9 million from a pre-tax segment loss of $5.3 million for the same period in 2006. The lower loss was mainly due to an increase in gross margin, offset in part by higher selling, general and administrative expense and interest expense.

Cobra’s gross margin rose to 21.9 percent in 2007 from 16.2 percent in 2006, an increase of 5.7 gross margin points. The increase reflected primarily higher gross margins at Cobra Electronics Europe Limited and for domestic two-way radios. Decreased sales of below cost mobile navigation products also had a favorable impact on 2007 gross margin. Domestic two-way radios gross margin increased because of a significant drop in air freight as vendor delays experienced in 2006 were not repeated. Two-way radio margins also benefited from lower inventory write-downs for older two-way models. The improvement in the gross margin of Cobra Electronics Europe Limited was because of a stronger euro and the favorable effect of significantly higher sales on overhead absorption.

Cobra’s selling, general and administrative expense increased $2.7 million to $24.3 million, or 24.3 percent of net sales for the first nine months of 2007 from $21.6 million, or 21.5 percent of net sales, for the first nine months of 2006. The increase was due to a $678,000 increase in variable selling expenses and a $2.0 million increase in fixed selling and administrative expenses. Higher variable expenses resulted from unfavorable customer mix and a lower reversal of accrued unused program funds as compared to 2006. The increased administrative expenses were mainly due to higher professional fees for compliance with new auditing pronouncements, specifically FIN 48, tax consulting services in connection with an IRS audit and assistance with U.S. GAAP reporting at PPL, legal fees for various international trademark matters, outside consulting for Sarbanes-Oxley compliance, and the re-engineering of Cobra’s product development process.

Interest expense for Cobra increased $1.0 million in 2007 primarily because of the debt relating to the purchase of PPL. Other income increased $448,000 in 2007 primarily due to an increase in the cash surrender value life insurance.

PPL Business Segment

For the first nine months of 2007, PPL had net sales of $10.5 million, which were less than expected primarily because of lower sales of satellite navigation products. This was due to the failure of a new vendor to produce a key satellite navigation model, causing a six-month delay to produce a replacement model, as well as delays in the launches of two other satellite navigation models. Also contributing to the lower net sales was a deferred revenue charge of $616,000 which reduced the amount of the Enigma data base download fee revenue recognized for the first nine months of 2007. The remaining balance of the deferred revenue intangible as of September 30, 2007 was $442,000. Approximately $135,000 will be amortized during the fourth quarter of 2007 and the balance will be amortized during 2008.

For the first nine months of 2007, PPL had a gross margin of 40.8 percent, which was lower than anticipated primarily because of higher than expected non-cash charges of nearly $363,000 associated with the intangible amortization; the impact of these charges on gross margin was 3.5 points. Selling, general and administrative expense of $4.1 million was slightly lower than expected due to decreased advertising expenses offset in part by $530,000 of non-cash charges for intangible amortization. The result was a pre-tax profit for the PPL segment of $429,000 for the first nine months of 2007.

LIQUIDITY AND CAPITAL RESOURCES

On January 31, 2002, the Company executed a three-year Revolving Credit Agreement (“Credit Agreement”) with three financial institutions. In November 2005, the term of the agreement was amended to January 31, 2007. In October 2006, in connection with the PPL acquisition, the Credit Agreement was amended and restated for a five-year term and maximum loan limit of $53.6 million, including the $40 million revolver and a $7.0 million Term Loan. At the Company’s option, the revolver may be increased to $50 million upon sixty days advance notice. Borrowings and letters of credit issued under the Credit Agreement are secured by substantially all of the assets of the Company.

The amended and restated Credit Agreement continues to allow the Company to pay dividends and distributions on its stock, and repurchases of its stock, up to $1.2 million per calendar year.

The amended and restated Credit Agreement contained certain financial and other covenants, including but not limited to, a Tangible Net Worth Minimum, a Fixed Charge Coverage Ratio and a Debt-to-EBITDA Ratio. The revolver portion of the Credit Agreement was also subject to an unused line fee of 37.5 basis points. Prior to the execution of the Waiver and Amendment of July 26, 2007 (as discussed below), loans outstanding on the revolver bore interest, at the Company’s option, at the prime rate plus an applicable margin or LIBOR plus an applicable margin. The Company elected the LIBOR option on the $7.0 million Term Loan and entered into a five-year interest rate swap in January 2007, as required by the Credit Agreement, which effectively fixed the total interest rate at 5.34 percent plus applicable basis points, currently 225 points, or a total interest rate of 7.59 percent. The $7.0 million Term Loan was subject to quarterly installment payments and mandatory prepayments based on certain asset sales, excess cash flow and issuance of equity or debt.

At September 30, 2007, the Company had interest bearing debt outstanding of $19.7 million, consisting of the $6.3 million term loan and $13.4 million in the Revolver. As of September 30, 2007, availability was approximately $15.2 million under the revolving credit line based on asset advance formulas.

On July 26, 2007, the Company entered into a Waiver and Amendment to the Credit Agreement pursuant to which its lenders waived certain covenant violations that would have otherwise occurred with respect to the quarter ended June 30, 2007 due to the Company not achieving the required EBITDA level and Debt-to-EBITDA ratio, as defined in the revolving credit agreement. This amendment also amended the Debt-to-EBITDA Ratio covenant and Fixed Charge Coverage Ratio covenant and increased the applicable margin used to calculate the interest rate charged. In addition, the amendment provides that the Company is required to have excess availability under the Credit Agreement of not less than $5 million at all times. Since July 1, 2007, the interest on LIBOR rate loans has been LIBOR plus 225 points compared to the LIBOR plus 175 points prior to the amendment. The amendment also eliminated the delayed draw term loan facility that was in place to pay the first earn-out payment to the former shareholders of PPL since the required performance for this payment was not achieved.

On October 20, 2006, Cobra Electronics U.K. Limited, a wholly-owned subsidiary of the Company, completed the acquisition of 100 percent of the issued and outstanding share capital of PPL. Under the acquisition agreement, the purchase price for the issued share capital of PPL consisted of $21.2 million paid in cash at the closing of the transaction. The former shareholders of PPL were eligible to receive additional cash consideration of up to approximately $6.5 million based on the achievement of certain performance targets by PPL for the twelve month period ended March 31, 2007 (the first earn-out period) and up to approximately $9.4 million for the fourteen month period ended May 31, 2008 (the second earn-out period). No additional consideration was paid to the former shareholders for the first earn-out period; the former shareholders are eligible to recapture all or a portion of this first earn-out payment should the performance in the second earn-out period exceed the performance targets established for the payment of the entire second earn-out. Additionally, the former shareholders could earn additional consideration if the performance of PPL exceeds certain cumulative targets for the combined earn-out periods.

For the nine months ended September 30, 2007, net cash flows provided by operating activities were $824,000. Significant net cash inflows from operations included a reduction in accounts receivable of $7.3 million and non-cash depreciation and amortization of $5.2 million. The decrease in accounts receivable resulted from collections on increased fourth quarter of 2006 sales. Significant offsets to the inflows were an increase in inventory of $7.9 million and an increase in other current assets of $2.5 million. The increase in inventory represented a build-up resulting from normal seasonal requirements and forecasted sales for the fourth quarter. The increase in other current assets was due primarily to $1.7 million of tax benefit that resulted from the Company’s loss before taxes in addition to increases in prepaid assets and vendor receivables of $2.0 million. These increases were offset in part by a payment of a $1.2 million receivable from PPL shareholders as a result of working capital adjustments that reduced the purchase price paid upon closing for the issued share capital of PPL.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday season. The Company believes that cash generated from operations and from borrowings under its Credit Agreement will be sufficient in 2007 to fund its working capital needs.

Investing activities used cash of $3.3 million in the first nine months of 2007 due to a $1.8 million increase in intangible assets, primarily for Mobile Navigation product software, and $1.3 million for capital expenditures, primarily for purchases of tooling.

At September 30, 2007 and 2006, the Company had outstanding inventory purchase orders with suppliers totaling approximately $26.1 million and $28.4 million, respectively.

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

•	ability of the Company to maintain adequate financing, to bear the interest cost of such financing and to remain in compliance with financing covenants;

•	changes in law;

•	ability to successfully integrate acquisitions including PPL;

•	consolidation of content providers in the mobile navigation industry;

•	acquisition of mobile navigation content providers by competitors;

•	and other risk factors, which may be detailed from time to time in the Company’s SEC filings.

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

As of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of September 30, 2007.

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits

a)	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

b)	Exhibit 31.2 Rule 13a-14(a)/15d–14(a) Certification of the Chief Financial Officer.

c)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

d)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/S/ MICHAEL SMITH
Michael Smith Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: November 13, 2007

INDEX TO EXHIBITS

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer