Form 10-K
period 2007-12-31
COBRA ELECTRONICS CORP
filed 2008-03-31
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒        NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☒

                       (Do not check if a

                       smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐        NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2007, was $63,048,702.

The number of shares of Registrant’s Common Stock outstanding as of March 31, 2008 was 6,471,280.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 13, 2008, are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

General

Cobra Electronics Corporation (the “Company”), incorporated in Delaware in 1961, is traded on The NASDAQ Stock Market under the symbol “COBR”. The Company is a leading designer and marketer of two-way mobile communications products in the United States, Canada and Europe, holding the number one or strong number two position in each of its longstanding product lines and targeting a similar position for marine VHF radios and power inverters. The Company has a 46-year track record of innovation and the development of award-winning products and is an industry leader in developing technology applications that serve consumers’ needs. Management believes that the Company’s future success depends upon its ability to predict and respond in a timely and effective manner to changes in the markets it serves. Product performance, reliability, price, availability and service are the main competitive factors. The Company’s sales are dependent upon timely introduction of new products, which incorporate new features desired by consumers, at competitive prices. Cobra is the number one global brand in Citizens Band radios, radar detectors, speed camera detection and two-way radios.

Cobra Electronics Corporation acquired a UK-based company, Performance Products Limited (“PPL”) in October 2006. PPL is a designer and marketer of consumer electronics products, including GPS-enabled speed camera detection systems and personal navigation devices, to consumers and also markets a data base of speed camera locations.

On December 12, 2007, the Company announced its decision to reassess the future development of mobile navigation products for the mass market in North America due to the rapid technological change, price deflation, high development costs and substantial delays in the introduction of new products that adversely impacted profitability and customer relations. Future North American mobile navigation products will be sold in specialized niche markets and will utilize the PPL product platform and lower cost sourcing arrangements. The Company will continue to fully support all of its mobile navigation products in the marketplace.

The consolidated entity consists of Cobra Electronics Corporation and its subsidiaries in Hong Kong, Ireland and United Kingdom. With the acquisition of PPL in 2006, the Company segregates and reports its operating results into the Cobra Consumer Electronics (“Cobra”) business segment, which sells under the COBRA® brand name, and Performance Products Limited (“PPL”) business segment, which sells under the SNOOPER® brand name. The Cobra segment is comprised of Cobra Electronics Corporation, Cobra Electronics (HK) Limited (“CHK”) and Cobra Electronics Europe Limited (“CEEL”).

The Company is well known for innovation and its responsiveness to consumer needs in each of its seven product lines:

•	Two-way radios

•	Radar detectors

•	Citizens Band radios

•	Power inverters

•	Mobile navigation

•	Marine consumer electronics

•	Photo-enforcement and safety detection

Recent Developments

Innovation remains the hallmark of the Company’s success, as demonstrated by just a few of its recent product introductions and other recent developments.

The Company introduced the following products in 2007:

Cobra Segment

•	LI-4900/6500/7000—two-way radios

•	NAV ONE 2100/5000—mobile navigation

•	XRS R7/R9G—radar detectors

•	MR F80B/HH125/HH425—marine radios

PPL Segment

•	Strabo S360/S370—personal navigation

•	Syrius Plus S600—personal navigation

•	Sapphire Plus S270/S280—personal navigation

•	Syrius Proline S2000—personal navigation

The LI-4900, 6500 and 7000 extended range lithium-ion battery powered two-way radios, featuring a sleek ultra-compact design and a communication range of up to 25 miles, build upon the success of the lithium-ion technology models introduced in 2006.

The NAV ONE™ 2100 mobile navigation device, features a 3.5 inch high resolution touch screen and a temperature functionality range of minus 4 degrees to 158 fahrenheit degrees, at a competitive price. The NAV ONE 5000 is a traffic ready mobile navigation unit that features a slim OptiView™ 5-inch touch screen, turn-by-turn voice guidance, Bluetooth® connectivity, speed and red light, location alerts, a rechargeable lithium-ion battery and a functional temperature range from minus 4 degrees to 140 fahrenheit degrees.

The XRS R7 and R9G wireless remote controlled radar/laser detectors, feature an optional GPS locator (standard in the R9G model) to alert the driver to upcoming red light and speed cameras. The discreet appearance of the GPS locator and detection unit deters theft and improves detection range.

The handheld MR HH425 and the fixed mount MR F80B radios feature Rewind Say-Again™, a digital voice recorder that records the last 20 seconds of the transmission, 10 NOAA weather channels, illuminated LCD display and illuminated function keys. The handheld radio can be used as an All-Terrain-Radio that seamlessly goes from a VHF marine radio to a GMRS two-way radio. The MR HH125 waterproof, 3-watt handheld VHF radio features an illuminated LCD display and keypad, DC charger, charging jack and rechargeable batteries.

The Strabo S360 and S370 are 2-in-1 personal navigation and speed camera location systems with Bluetooth hands free technology. The Syrius Plus S600 is a 2–in-1 personal navigation and speed camera location system with multi-routing and Bluetooth hands free technology. Sapphire Plus S270 and S280 are the first 3-in-1 GPS satellite navigation and speed camera location system with Shot Saver course information for the majority of golf clubs in the U.K. and Ireland and also include built-in MP3 and MP4 players. Syrius Proline S2000 is a satellite navigation and speed camera location system with multi-route planning, Bluetooth hands free technology and TMC traffic information.

The Company announced the 2008 launch of the following products:

•	CPI 130/150 BK/200 CH—compact power inverters

•	CPI 475/875/1000/1575/2575—high power inverters

•	XRS 9340/9440/9540/9640/9740/9840/9940/9950—radar detectors

•	PR 190/270/4200—two-way radios

•	LI 5600/6700/7200—two-way radios

•	29 LTD BT—Citizens Band radio with built in Bluetooth technology

The CPI 130, 150 BK and 200 CH are compact power inverter models that fit inside a briefcase, backpack or purse. The CPI 130 fits in an automobile cigarette lighter and supplies USB output to provide 130 watts of continuous power and 260 watts of peak charging power. The CPI 150 BK includes a carrying case, cigarette lighter plug and an airline connector that provides 150 watts of continuous and 300 watts of peak power, which is ideal for a laptop computer and a cell phone. The CPI 200 CH fits in a car’s cup holder and offers 200 watts of continuous power and 400 peak watts that can power a 19-inch television.

The CPI 475, 875, 1000, 1575 and 2575 are high-power inverters with USB output. The CPI 475 provides 400 watts of continuous power to operate a large color television and a kitchen appliance. The CPI 875 provides 800 watts of continuous power with 1,600 watts of peak charging power. The CPI 1000 provides 1,000 watts of continuous power with 2,000 watts of peak charging power. The CPI 1575 provides 1,500 watts of continuous power with 3,000 watts of peak charging power. The CPI 2575 provides 2,500 watts of continuous power to operate a mini refrigerator and a microwave oven and 5,000 watts of peak charging power.

The XRS 9330 and 9440 are 12 Band™ radar/laser detectors that feature UltraBright™ data display and Ku, VG-2 and Spectre 1 detection bands. The XRS 9540, 9640 and 9740 are 12 Band radar/laser detectors that feature DigiView® data display and Ku, VG-2 and Spectre 1 detection bands. The XRS 9840 is a 12-band radar/laser detector that features the cool blue ExtremeBright DataGrafix™ display, POP mode radar gun, Voice-Alert and VG-2 and Spectre 1 detection bands. The XRS 9940 and XRS 9950 radar/laser detection units feature Super-Xtreme Range Superheterodyne® (S-XRS™) Maximum Performance 12 Band Technology, ExtremeBright DataGrafix full-color display, alert icons for battery voltage and signal strength, 8-point digital compass, Voice-Alert™ to annunciate signals and alerts, SmartPower™ to automatically shut off the unit when the vehicle’s ignition is turned off, and Safety Alert® and Strobe Alert® to alert the driver of approaching emergency vehicles and road hazards. The XRS 9950 has a 1.5 inch color display and optional speed and red light camera connectivity.

The PR 190 and 270 are two-way radios with 22 channels, rechargeable batteries, wall charger and LCD display. The PR 190 has up to a 10 mile range and the PR 270 has a range up to 14 miles. The PR 4200 is a two-way radio with 22 channels, rechargeable batteries, wall charger, LCD display, 10 channel NOAA radio and a range up to 18 miles.

The LI 5600, 6700 and 7200 expand the line of extended range two-way radios and feature 22 channels, rechargeable lithium ion battery pack and a 10 channel NOAA radio. The LI 5600 has a range up to 20 miles, the LI 6700 has a range up to 22 miles and the LI 7200 a range up to 27 miles.

The patent pending 29 LTD BT is the first ever CB radio to offer Bluetooth wireless technology to allow hands free cell phone conversations, providing drivers with yet another way to communicate safely and easily.

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

Over a period of years, the Company has developed a network of suppliers for its products. To maintain flexibility in product sourcing, all of the Company’s contracts with its suppliers can be terminated by the Company “at will.” While it is the Company’s goal to maintain strong relationships with its current suppliers, management believes that, if necessary, alternate suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends upon the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, under certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company. The Company historically has negotiated substantially all of its purchases in U.S. dollars and, in the case of PPL, uses forward contracts to purchase dollars at a fixed exchange rate to the pound sterling. The Company considers opportunities to make purchases in other currencies, such as euros, to the extent that doing so would be advantageous in light of currency fluctuations involving the U.S. dollar and other currencies. Long–lived assets located outside of the United States totaled $24 million at December 31, 2007. Research and product development expenditures, as well as non-capitalized engineering costs, are expensed as incurred and amounted to $2.2 million in 2007, $1.9 million in 2006 and $1.8 million in 2005. Beginning in 2005, certain engineering costs associated with the development of mobile navigation products have been capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86. Refer to Note 1, Summary of Significant Accounting Policies.

Cobra Segment—Products

Principal products marketed under the Cobra tradename include:

•	Two-way radios

•	Radar detectors

•	Citizens Band radios

•	Power Inverter and HighGear™ accessories

•	Marine VHF radios and chartplotters

•	NAV ONE mobile navigation devices

In the United States, the Company competes primarily with various manufacturers and distributors of consumer electronics products, principally on the basis of product features and price, and expects the market for its products to remain highly competitive. The Company also markets its products in over 60 countries through distributors.

Two-Way Radios

In 1997, the Company entered the two-way radio market and in the fall of 1998 began selling its new microTALK® line. In 1999, the Company launched its European line of microTALK PMR radios in the United Kingdom, France, Spain, Germany, Sweden and Finland, and now holds a leading share in the European market. In the second quarter of 2000, the Company began selling its microTALK FRS radios in Canada and now holds the number one share in this market. In 2000, as part of its European strategy to be closer to its customers, the Company formed an Irish subsidiary, Cobra Electronics Europe Limited, which is headquartered in Dublin, Ireland. Lithium-ion battery powered two-way radios that fit into a pocket and feature a range of up to 17 miles were unveiled in December 2005 for all GMRS geographic markets. The highest capacity lithium-ion battery powered two-way radios feature a range of up to 27 miles.

The Company has attained the number one market position in the domestic GMRS two-way radio market. This market has matured and continued sales declines are expected. The Company estimates that the domestic market for GMRS two-way radios in factory net sales in 2007 was approximately $111 million compared to $120 million in 2006, based in part on Industrial Marketing Research (“IMR”) data. As of December 31, 2007, the Company had 20 distributors serving approximately 30 countries in Europe.

The two-way product line will be expanded in 2008 to include the PR 190, PR 270, PR 4200, LI 5600, LI 6700, and LI 7200. The LI 7200 has a range of up to 27 miles.

Detection

Cobra is the number one brand in the domestic market for integrated radar/laser detectors. In factory net sales, the Company estimates that the U.S. market for integrated radar/laser detectors was approximately $116 million in 2007 and approximately $90 million in 2006 (based in part on IMR data). Cobra commands the number one market share by offering innovative products with the latest technology.

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

The Company introduced the first line of 9 Band™ radar detection systems in 1999. The 10 Band™ radar detection system featuring a high-speed RISC processor, the patented Safety Alert warning system and exclusive Strobe Alert detection was introduced in 2000. In 2001, Cobra introduced the first radar detector incorporating a 10-channel weather radio. The innovative SmartMute feature was introduced in 2002 and the enhanced SmartMute feature called Intellimute™ was introduced in 2004. This technology automatically mutes unwanted audible alerts below a driver-set speed, based on engine revolutions per minute. The first 11 Band™ models, were introduced in 2003. These models employed SmartPower technology, which avoids inadvertent car battery draining that could occur in certain automobiles by not turning the detector off when the vehicle has been turned off. A new line of radar detectors that incorporates industry-leading technology that increases range and detects the new K and Ka POP Modes was introduced in 2004. This new line included IntelliShield™ software that significantly reduces false alerts in densely populated urban areas. The “city mode” has three settings for enhanced false signal rejection. Cobra announced digital radar detectors with the industry’s first color LED displays, improved detection range and a strong advance warning and an industry leading 12 bands in 2006.

The Company introduced wireless remote controlled radar/laser detectors (XRS R7 and XRS R9G) with an optional GPS locator (standard with the R9G model) to detect red light and speed camera locations in 2007. The discreet appearance of the GPS locator and detection unit deters theft and improves detection range.

The 2008 detection line was expanded to include the XRS 9330, 9440, 9540, 9640, 9740, 9840, 9940 and 9950. The XRS 9330 and 9440 are 12 Band radar/laser detectors that feature UltraBright data display and Ku, VG-2 and Spectre 1 detection bands. The XRS 9540, 9640 and 9740 are 12 Band radar/laser detectors that feature DigiView data display and Ku, VG-2 and Spectre 1 detection bands. The XRS 9840 is a 12-band radar/laser detector that features the cool blue ExtremeBright DataGrafix display, POP mode radar gun, Voice-Alert and VG-2 and Spectre 1 detection bands.

The XRS 9940 and XRS 9950 detection units, launched in 2008, Super-Xtreme Range Superheterodyne

(S-XRS) Maximum Performance 12 Band Technology, ExtremeBright DataGrafix full-color display, alert icons for battery voltage and signal strength, 8-point digital compass, Voice-Alert to annunciate signals and alerts, SmartPower to automatically shut off the unit when the vehicle’s ignition is turned off, and Safety Alert and

Strobe Alert to alert the driver of approaching emergency vehicles and road hazards. The XRS 9950 has a 1.5 inch OLED video display and provides an option to add a GPS locator for the detection of photo-enforcement location warnings. The XRS 9940 has a 1 inch OLED video display.

Citizens Band Radios

Cobra is the leading brand in the domestic Citizens Band radio market, which the Company estimates to have been approximately $38 million in factory net sales (based on IMR data) in both 2007 and 2006. Approximately 90 percent of this market is for mobile Citizens Band radios, most of which are purchased by professional truck drivers. The remaining part of the domestic market is for hand-held Citizens Band radios used for sport and recreational activities.

The Company has a history of being the technology leader in the Citizens Band radio market. The Company was the first Citizens Band radio marketer to combine a National Weather Service receiver with a mobile Citizens Band radio, enabling motorists to obtain weather and travel information broadcasts. As a major enhancement of this feature, the Company introduced a mobile Citizens Band radio that incorporated an automatic alert feature to warn of National Weather Service emergency advisories. In 1997, the Company introduced SoundTracker® technology which dramatically improved the sound quality when the Citizens Band radio is in receiving mode and allows the user’s voice to break through cluttered airwaves and to be more easily heard when transmitting. The new line of Citizens Band radios featuring an adjustable illuminated front panel (NightWatch™ technology) was introduced in 1999. A compact Citizens Band radio with an illuminated LCD display, 40 channels, RF gain control and an instant 9/19 channel (19 DX IV) was introduced in 2005.

Cobra looks for opportunities to introduce limited edition Citizens Band Radios that are intended to drive incremental sales. Historically, Cobra has licensed Harley-Davidson®, Dale Earnhardt® and Dale Earnhardt Jr.® trademarks for this purpose. In 2007, Cobra offered a limited edition chrome model that was well-received by the market and will build on that success with a black-chrome limited edition model in 2008.

The patent pending 29 LTD BT is the first ever CB radio to offer Bluetooth wireless technology to allow hands free cell phone conversations, providing drivers with yet another way to communicate safely and easily.

Power Inverters and High Gear Accessories

In 1997, the Company introduced its first line of power inverters, which permit users to power devices requiring a 120-volt AC power using the 12-volt outlet in a vehicle. The HighGear accessories were developed in 2000 to market high quality Citizens Band radio microphones and external speakers. A new line of power inverters for consumers and professional drivers was launched in 2006. These products allow consumers to power 120-volt AC products, such as computers, video games and appliances, using the 12-volt outlet in their vehicle. The CPI 150 Micro Size inverter introduced in 2006 included a USB port for an iPod®, Blackberry®, mobile phone or laptop. The 2008 product line offers USB output in all models, expanded selection of compact inverters and increased power capacity.

The CPI 130, 150 BK and 200 CH launched in 2008 offer compact inverter models that fit inside a briefcase, backpack or purse. The CPI 130 fits in a cigarette lighter and supplies USB output to provide 130 watts of continuous power and 260 watts of peak charging power. The CPI 150 BK includes a carrying case, cigarette lighter plug and an airline connector that provides 150 watts of continuous and 300 watts of peak power, which is ideal for a laptop computer and a cell phone. The CPI 200 CH fits in a car’s cup holder and offers 200 watts of continuous power and 400 peak watts that can power a 19-inch television.

The CPI 475, 875, 1000, 1575 and 2575 launched in 2008 offer high-power inverters with USB output. The CPI 475 provides 400 watts of continuous power to operate a large color television and a kitchen appliance. The CPI 875 provides 800 watts of continuous power with 1,600 watts of peak charging power. The CPI 1000 provides 1,000 watts of continuous power with 2,000 watts of peak charging power. The CPI 1575 provides 1,500 watts of continuous power with 3,000 watts of peak charging power. The CPI 2575 provides 2,500 watts of continuous power to operate a mini refrigerator and a microwave oven and 5,000 watts of peak charging power.

Marine Products

The Company introduced fixed and hand-held dual power marine VHF transceivers and marine chartplotters in 2003. Marine chartplotters, the MC 600 series, featuring embedded aerial photographs of marina and harbor entrances, 3D mapping, dynamic arrows to indicate direction and speed of tidal currents and arrival and off-course alarms, were introduced to marine retailers in 2006. In February 2007, Cobra launched a new line of handheld and fixed-mount VHF radios with Rewind Say-Again, a digital voice recorder that records the last 20 seconds of the transmission. The handheld MR HH425 and the fixed mount MR F80B radios feature Rewind Say-Again™, 10 NOAA weather channels, illuminated LCD display and illuminated function keys. The handheld radio can be used as an All-Terrain-Radio that seamlessly goes from a VHF marine radio to a GMRS two-way radio. In November 2007, Cobra introduced a waterproof handheld VHF radio. The MR HH125 waterproof, 3-watt handheld VHF radio features an illuminated LCD display and keypad, DC charger, charging jack and rechargeable batteries.

Mobile Navigation

In December 2007, Cobra decided to reassess future development of mobile navigation products for the mass market in North America. The future North American mobile navigation strategy will focus on niche opportunities for products based on the PPL platform that offer prospects for lower development costs and higher profitability due to features that appeal to less competitive markets.

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

The NAV ONE 2500 with 3-D mapping, driver controlled speed warnings, a 3.5 inch high resolution touch screen, speed and redlight location alerts and a temperature functionality range of minus 4 degrees to 158 fahrenheit degrees was launched in September 2006. The NAV ONE 2100, with features similar to the NAV ONE 2500 at a more competitive price-point, was launched in January 2007.

The NAV ONE 5000, a traffic ready mobile navigation unit launched in 2008, features a slim OptiView 5-inch touch screen, turn-by-turn voice guidance, Bluetooth connectivity, speed and red light location alerts, a rechargeable lithium-ion battery, over 7.6 million points of interest, and a temperature functionality range of minus 4 degrees to 140 fahrenheit degrees.

PPL Segment—Products

Products marketed by PPL include personal navigation devices, marketed under the tradename of Snooper Syrius, Snooper Sapphire Plus, Snooper Strabo and others, and GPS-enabled speed camera location detectors, marketed under the tradenames of Snooper Sapphire, Snooper S6-R Neo Plus and Snooper Evolution, among others. PPL also markets a database of speed camera locations. These personal navigation, speed camera locator and enigma database products are marketed through consumer electronics retailers, specialty retailers and directly to consumers through its website and customer service centers. Products are sold primarily in the U.K., although sales throughout Europe are increasing.

Personal Navigation

The Snooper Indago introduced in 2006 and the, Snooper Syrius and Snooper Strabo, introduced in 2007, feature a full-color LCD touchscreen, two dimensional and three dimensional views, a built-in rechargeable battery for cordless operation and the option to download the enigma database. The Snooper Sapphire Plus also provides the capability to download the layout of over 2,000 golf courses in the U.K. and Ireland and provide the yardage to course hazards and the green for each hole.

Speed Camera Locators

PPL markets speed camera detection devices, including the Snooper Sapphire, Snooper S6-R Neo Plus and Snooper Evolution, which use GPS location technology and the enigma database to alert drivers to upcoming speed camera and hazard locations.

Enigma Database

PPL markets a proprietary enigma database that provides drivers with advance notice of upcoming speed camera and hazardous locations. The proprietary enigma database provides a competitive advantage. Unlike database capabilities of competitors, the enigma database is updated on a daily basis and makes the information available to its subscribers 24 hours a day, 7 days a week. The enigma database makes new speed camera locations more readily available to customers.

Patents and Intellectual Property

The Company does not believe that patents and other intellectual property are of material importance for products. However, when the Company develops a unique technology (such as VibrAlert™ vibrating technology for two-way radios), patents are applied for to preserve exclusivity, wherever possible.

The Company’s two-way radios, detectors, Citizens Band radios, HighGear accessories, GPS receivers, marine products and mobile navigation devices are marketed under the Cobra brand name. The Cobra trademark is registered in the United States, most European countries as well as other jurisdictions. The Company believes the Cobra trademark, which is indefinitely renewable, is a significant factor in the successful marketing of its products.

Personal navigation devices and GPS locators designed and marketed by PPL are marketed under the Snooper trademark.

Competition

Major competitors in the Cobra business segment are Motorola, Midland and Uniden (GMRS); Whistler and Escort/Beltronics (detection); Uniden, Midland and Radio Shack (Citizens Band radios); and Icom, Uniden and Standard Radio (marine products); and Garmin, Tom Tom and Magellan (mobile navigation).

Competitors in the PPL segment include Garmin, Tom Tom and Navman for personal navigation devices and Road Angel for GPS locators.

Sales & Distribution

Demand for consumer electronics products is somewhat seasonal and varies according to channel of distribution. Historically, sales in the last half of the year are significantly greater than in the first half, reflecting increasing purchases by retailers for various promotional activities that begin mainly in the third quarter and culminate with the holiday selling season. Also, because mass retail accounts make up an increasing portion of the Company’s business, the Company has experienced a shift in orders from the third quarter to the fourth quarter when the mass retailers normally begin their load-in for the holiday selling season. In 2008, the Company expects to continue developing new customers in the marine/outdoor channel that may over time reduce the fourth quarter seasonality, as sales in the marine/outdoor channel tend to peak in the first and second quarters.

Cobra Products

These are distributed through a strong, well-established network of nearly 300 retailers and distributors located primarily in the United States, representing nearly 40,000 storefronts where Cobra products can be purchased. Approximately 70 percent of the Company’s sales are made directly to retailers, such as mass marketers, consumer electronics specialty stores, large department store chains, warehouse clubs, office supply chains, television home-shopping retailers, direct-response merchandisers, home centers and specialty stores. Most of the remaining sales are through two-step wholesale distributors that carry Cobra products to fill orders for travel centers, truck stops, small department stores and appliance dealers, duty-free shops on cruise lines and for export. Cobra’s primary sales force is composed of independent sales representatives who work on a straight commission basis. The sales representatives do not sell competing products of other companies. In both Canada and Europe, the Company utilizes distributors, which sell primarily to retailers.

The Company’s return policies and payment terms are similar to those of other companies serving the consumer electronics market. The Company’s products generally must be shipped within a short time after an order is received and, as a result, order backlog is not significant.

Customers which exceeded 10 percent of consolidated net sales in any one year are as follows: in 2007, sales to Wal-Mart were 14.7 percent, in 2006, sales to Wal-Mart were 17.0 percent and sales to QVC were 10.3 percent, and in 2005, sales to Wal-Mart were 17.1 percent.

International sales, primarily in Canada and Europe (including those of PPL), were $34.5 million, $20.6 million and $18.0 million in 2007, 2006 and 2005, respectively. For additional financial information about geographic areas, see Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

PPL products

Sales are primarily in the United Kingdom, as well as in other European countries, through a network of 1,600 retailers and distributors and PPL’s website. These sales are included in the international sales data previously cited.

Employees

As of December 31, 2007, the Company employed 132 persons in the U.S. and 45 persons in its international operations. None of the Company’s employees are a member of a union.

Available Information

The Company’s website address is “www.cobra.com”. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). We include our website address in this annual report on Form 10-K only as an inactive textual reference and do not intend it to be an active lead to our website.

Item 1A.  Risk Factors

This section identifies certain risks and uncertainties that the Company faces. If the Company is unable to appropriately address these and other circumstances that could have a negative effect on its business, the Company’s business may suffer. Negative events may decrease revenues, increase costs, negatively affect financial results and decrease financial strength, thereby, causing the price of the Company’s stock to decline.

Business, financial condition or results of operation could be adversely affected by the inability to enhance existing products or introduce new products to meet consumer preferences, including timely introductions as new consumer technologies are introduced.

Management believes that the Company’s future success depends upon its ability to predict and respond in a timely and effective manner to changes in the market it serves. Consequently, the Company strives to introduce distinctive new products that anticipate changing consumer demands and capitalize upon emerging technologies. If the Company fails to introduce or suffers delays in introducing new products, misinterprets consumer preferences or fails to respond to changes in the marketplace, consumer demand for our products could decrease and our brand image could suffer. In addition, competitors may introduce new designs or technologies, undermining our products’ desirability. If any of the foregoing occurs, our business, financial condition or results of operations could be materially harmed.

Failure to maintain relationships with key customers and failure by key customers to purchase expected quantities of our products could have an adverse effect on our business.

Cobra products are distributed through a network of nearly 300 retailers and distributors located primarily in the United States. PPL products are sold through a network of 1,600 retailers and distributors in Europe. The Company’s success is dependent upon the ability to retain an existing base of customers to sell the Company’s products. Loss of customers means loss of product placement and, consequently, a reduction in sales volume.

Certain of the Company’s customers account for a large portion of the Company’s net sales. For instance, in 2007, sales to Wal-Mart were 14.7 percent of net sales. We anticipate that Wal-Mart will continue to account for a significant portion of our net sales in the foreseeable future.

Customers are not obligated by any firm, long-term purchase commitments for our products. As a result, customers may cancel purchase commitments or reduce or delay orders on relatively short notice. The loss of sales to or a material delay in orders from, our key customers could materially harm our business, financial condition and results of operations.

If the Company is unable to obtain sufficient amounts of high quality products on a timely basis, customer needs may not be met and reduced sales may result.

Substantially all products are manufactured by third party manufacturers located outside of the United States, primarily in China, Hong Kong, Italy, the Philippines, South Korea and Thailand. The ability to meet customers’ needs depends on the ability to maintain an uninterrupted supply of products from multiple third party manufacturers. While the Company purchases most products from multiple third party manufacturers, business, financial condition or results of operations could be adversely affected if any of the principal third party manufacturers experience production problems, lack of capacity or transportation disruptions. In addition, certain of our third party manufacturers serve other customers, a number of which have greater production requirements than we do. As a result, third party manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate services for us on short notice. The extent to which changes in third party manufacturers would have an adverse effect on the Company’s business depends upon the timing of the changes, the product or products that the third party manufacturers produce and the volume of production.

Dependence on third party manufacturers for products subjects the Company to the risk of supplier failure and customer dissatisfaction with the quality or performance of such products. Quality or performance failures by third party manufacturers or changes in their financial or business condition which affect their production could disrupt the ability to supply quality products to customers and thereby materially harm our business, financial condition and results of operations.

Shortages of components and materials may disrupt the supply of products.

The inability of third party manufacturers to obtain sufficient quantities of components and other materials used in our products could disrupt the supply of products or increase costs. Materials and components for some products may not be available in sufficient quantities to satisfy sales requirements as a result of supply shortages. Supply interruptions relating to products could result in lost sales opportunities which may harm our business, financial condition and results of operation.

Reliance on retailers and third party distributors to sell our products.

Cobra products are sold through a network of nearly 300 retailers and distributors located primarily in the United States and PPL products are sold through a network of 1,600 retailers and distributors in Europe. Certain distributors market competitors’ products. The loss, termination or failure of one or more of the distributors to effectively promote our products could affect the Company’s ability to bring its products to market and could reduce sales. Changes in the financial or business condition of these distributors and retailers could also affect the level of their purchases of our products which could materially harm our business, financial condition and results of operation.

The Company competes with a large number of companies in the consumer electronics business, and if we are unable to compete effectively, our business, financial condition and results of operations may be materially affected.

The Company encounters strong competition from a number of companies in the consumer electronics business. Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial resources than we do. Competition is based principally on the introduction of new products and pricing. Competitors may have greater resources and operating and financial flexibility to introduce new products and withstand changes in pricing. To compete for sales, the Company may have to lower its prices or increase its investment in development of new technologies, which could reduce gross margin and adversely affect our business, financial condition and results of operations. The Company cannot make assurances that it will continue to compete effectively against existing and new competitors that may enter our markets.

Any downturn in global economic and market conditions could negatively impact our business, financial condition and results of operations.

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

Revenues and purchases are predominately in U.S. dollars; however, a portion of revenue is collectible in other currencies, principally euros and British pounds. The Company historically has negotiated substantially all of its purchases in U.S. dollars and, in the case of PPL, uses forward contracts to purchase dollars at a fixed exchange rate to the pound sterling. The Company considers opportunities to make purchases in other currencies, such as euros, to the extent that doing so would be advantageous in light of currency fluctuations involving the U.S. dollar and other currencies. As sales expand in international markets, customers may increasingly make payments in other currencies. The Company hedges foreign currency fluctuations; however, it may not be able to fully hedge against the risks of such fluctuations and future exchange rate fluctuations could materially affect our operating results.

The Company is subject to various governmental regulations that could adversely affect the business.

The Company’s operations are subject to various federal, state and local regulatory requirements, including those relating to environmental, health and safety matters. The Company could become subject to liabilities as a result of a failure to comply with applicable laws and could incur substantial costs to comply with existing or new, more stringent regulations. In addition, the use of the Company’s products is also governed by a variety of federal, state and local regulations, including the regulations of the Federal Communications Commission, and changes in such regulations may affect demand for our products.

The Company is subject to governmental regulation in the countries in which it operates.

The Company’s business is subject to governmental regulations in the countries in which it operates. From time to time, such governments may consider proposed legislation relating to the regulation of products that we or our subsidiaries sell. The loss of sales as a result of any such regulations and any similar legislation could materially harm our business, financial condition and results of operations.

Mobile navigation devices and other GPS-enabled products depend upon a network of satellites maintained by the United States Department of Defense. If these satellites become inoperable or the policies of the United States regarding civilian use of the GPS system change, there would be a material effect on our business.

The global positioning system capabilities of our products function through a network of satellites launched, operated and maintained by the United States Department of Defense. Should the satellites or underlying support systems become inoperable or if the United States government were to choose to degrade the quality of signals available to civilians, GPS products will not function as designed and there would likely be an adverse effect on demand for these products. Additionally, the Department of Defense does not currently charge users for access to the signals used by these devices and any move to do so could affect the economies of our business.

If the Company is unable to enforce or defend its rights with respect to intellectual property, the business may be adversely affected.

The Cobra trademark is a key factor in the marketing of our products. Trademark protection with respect to the Cobra trademark in the United States could be subject to challenge in some product areas. In addition, the Company may not be able to obtain trademark protection for the Cobra trademark in each country in which it sells products. If we are unable to use the Cobra trademark with respect to some products or in some markets, our results of operations could be adversely affected.

The Snooper trademark is a well-known trademark in the United Kingdom and contributes to the success of PPL. If we are unable to use the Snooper trademark in the United Kingdom or in other areas where PPL is expanding its business, our results of operations could be adversely affected.

The Company licenses patents for use in certain of our products, particularly navigation products. If the patents are challenged, or third parties claim that products infringe upon the intellectual property rights of others, the Company may incur significant costs to defend its intellectual property rights and may not ultimately be successful. If any our products are determined to have infringed upon the intellectual property rights of others, the Company may face substantial damages as well as injunctive relief which could effectively block our ability to market these products in the United States and abroad. Such a judgment could materially harm our business, financial condition and results of operations.

Profitability and financial condition depends on the Company’s ability to collect on amounts due from customers.

The Company has significant accounts receivable due from customers. It is not uncommon for a customer to suspend payments of amounts due if the customer experiences operational difficulties. A customer experiencing severe operational difficulties may file for bankruptcy. In these cases, the Company may be unable to collect on that customer’s outstanding accounts receivable balance. The failure of our customers to pay amounts due could negatively affect our business, financial condition and results of operations.

Our secured credit facility contains restrictive covenants and our failure to comply with those restrictions could result in a default, which could have a material adverse effect on the business, financial condition and results of operations.

Our secured credit facility is our principal source of available liquidity, other than cash generated by operations. As of December 31, 2007, we had $20 million of outstanding indebtedness under our credit facility. In February 2008, we entered into a new secured credit facility which replaced our previous credit facility. Our new credit facility contains a number of significant restrictions that limit our ability to, among other things, do the following:

•	incur additional indebtedness;

•	grant liens on assets; or

•	merge, consolidate or dispose of our assets.

The secured credit facility also requires compliance with certain financial covenants. A breach of the covenants contained in the credit facility could result in any outstanding indebtedness under the credit facility becoming immediately due and payable and in our inability to borrow additional funds under the credit facility, either of which could adversely affect our business, financial condition and results of operations.

Sales of our products are subject to seasonal variations and, as a result, our quarterly operating results may fluctuate and may not be a reliable indicator of our future performance.

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

The Company’s success depends on the performance of key management, sales, technical and other critical personnel and our ability to continue to attract, motivate and retain management and highly qualified key personnel. Failure to do so could disrupt our operations, adversely affect customer relationships and impair the ability to successfully implement and complete Company initiatives. The loss of any services of any key management or technical personnel could make it more difficult to successfully pursue business goals. In addition, the Company may not be as successful as its competitors at recruiting, assimilating and retaining key personnel.

Our performance depends on favorable relations with our employees and our ability to attract and retain them. Any deterioration of those relations, increase in labor costs or inability to attract and retain employees could adversely affect our business, financial condition and results of operations.

Any significant deterioration in employee relations, increases in labor costs or shortages of labor at any facility could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2007, none of our employees were covered by collective bargaining agreements. A slowdown or work stoppage at one facility that lasts for a significant period of time could cause lost sales and increased costs and could adversely affect the Company’s ability to meet customers’ needs.

Business could be adversely affected by a disruption to our Chicago, Illinois facility’s operations.

Our Chicago, Illinois facility accounts for approximately 80.5 percent of the total space utilized by the Company. Therefore, any disruption to our operations at this facility could adversely impact our performance and impair our ability to deliver products and services to customers on a timely basis. The operations at the Chicago, Illinois facility could be disrupted in the event of:

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

Damage to or disruptions in the operations of our computer infrastructure and software systems could harm our business, financial condition and results of operations.

The unavailability of any of our information management systems for any significant period of time could have a material adverse effect on our operations. In particular, our ability to deliver products to our customers when needed, collect receivables and manage inventory levels successfully largely depends on the efficient operation of our computer hardware and software systems. Our information management systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war and telecommunication failures. There also may be system or network disruptions if new or upgraded business management systems are defective or are not installed properly. Any system failure or security breach could negatively impact our business and results of operations. In addition, we may incur additional costs to remedy the damages caused by these system failures or security breaches.

Our internal controls over financial reporting may not be considered effective, which could result in possible regulatory sanctions and a decline in our stock price.

Beginning with the fiscal year ended December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to furnish annually a report on our internal controls over financial reporting. The internal control report must contain an assessment by our management of the effectiveness of our internal controls over financial reporting (including the disclosure of any material weakness). Effective for the fiscal year ending December 31, 2009, the independent auditors will be required to attest to and report on management’s evaluation of internal controls. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order for management to evaluate our internal controls, the Company must regularly review and document its internal control processes and procedures and test such controls. Ultimately, the Company or its independent auditors could conclude that our internal control over financial reporting may not be effective if, among others things:

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

If, as required by the Sarbanes-Oxley Act, the Company is unable to assert that its internal control over financial reporting is effective, or if the auditors are unable to attest that management’s report is fairly stated or they are unable to express an opinion on management’s evaluation, the Company could be subject to regulatory sanctions or lose investor confidence in the accuracy and completeness of the financial reports, either of which could have an adverse effect on the market price for the Company’s common stock.

The Company may be unable to successfully consolidate and integrate the operations of acquired businesses, such as PPL, which may adversely affect the Company’s stock price, operating results and financial condition.

The Company must consolidate and integrate the operations of acquired businesses with our business. Recently, the Company completed the acquisition of PPL, a consumer electronics company based in the United Kingdom. The success of any acquisition, including the acquisition of PPL, will depend on our ability to integrate assets acquired and personnel in these transactions. Integration efforts often take a significant amount of time, place a significant strain on our managerial, operational and financial resources and could prove to be more difficult and expensive than we predicted. The diversion of our management’s attention and any delays or difficulties encountered in connection with any acquisitions, including the acquisition of PPL, and any future acquisitions that may consummated, could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, employees and others with whom the Company has business dealings.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company owns one building in Chicago, Illinois containing a total of approximately 93,000 sq. feet of office and warehouse space. The Company has approximately 7,000 sq. feet of leased office space in Hong Kong; 1,650 sq. feet of leased office space in Dublin, Ireland; 13,500 sq. feet of office and warehouse space in Manchester, United Kingdom; and 500 sq. feet of leased warehouse space in Gent, Belgium. The Company believes that these facilities are adequate to meet its current needs.

Item 3.  Legal Proceedings

The Company is subject to various unresolved legal actions and proceedings, which arise, in the normal course of its business. None of these actions is expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2007.

Item 4A.  Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name, Age and Present Position	Has Held Present Position Since

James R. Bazet, 60, President and Chief Executive Officer*	Jan. 1998

Carl Korn, 86, Chairman*	Nov. 1961

Anthony Mirabelli, 66, Senior Vice President, Marketing and Sales	Feb. 1997

Michael Smith, 54, Senior Vice President and Chief Financial Officer	Jan. 2001

Gerald M. Laures, 60, Vice President-Finance and Corporate Secretary	Mar. 1994

*	Is also a director.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on The NASDAQ Stock Market under the symbol COBR. As of March 24, 2008, the Company had approximately 562 shareholders of record and approximately 1,792 shareholders for whom securities firms acted as nominees. The Company’s common stock is the only class of equity securities outstanding.

	STOCK PRICE RANGE AND DIVIDENDS
	2007			2006			2005
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$10.95	$8.75	$0.16	$14.00	$10.06	$0.16	$8.13	$7.01	$—
Second	10.72	9.16	—	12.49	9.04	—	9.85	7.00	—
Third	10.06	6.14	—	11.45	8.04	—	9.50	6.81	—
Fourth	6.75	4.11	—	10.42	8.02	—	15.00	7.12	—
Year	10.95	4.11	0.16	14.00	8.02	0.16	15.00	6.81	—

Note: Stock price data compiled from The NASDAQ Stock Market Monthly Summary of Activity Reports.

Item 6.  Selected Financial Data

The following table sets forth the Company’s financial data for each of the past five years. You should read this information together with the consolidated financial statements and notes to those statements included in Item 8 of this Annual Report on Form 10-K and the information set forth under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

Year Ended December 31	2007	2006 *	2005	2004	2003
	(in thousands, except per share amounts)
Operating Data:
Net sales	$155,935	$153,695	$133,084	$122,877	$114,811
Gross profit	31,401	29,953	34,135	32,225	30,655
Selling, general and administrative expense	39,634	32,620	30,614	28,337	27,515
(Loss) earnings from operations	(8,233)	(2,667)	3,521	3,888	3,140
Interest expense	1,655	479	89	110	162
Other income	1,089	63	10,151	99	165
(Loss) earnings before income taxes	(8,799)	(3,083)	13,583	3,877	3,143
Tax (benefit) provision	(4,396)	(1,449)	1,599	1,496	1,302
Minority interest	(19)	4	—	—	—
Net (loss) earnings	(4,422)	(1,630)	11,984	2,381	1,841

Net (loss) earnings per share:
Basic	(0.68)	(0.25)	1.86	0.37	0.29
Diluted	(0.68)	(0.25)	1.81	0.36	0.28

As of December 31:
Total assets	114,318	116,758	92,922	82,494	76,233
Long-term debt	18,745	15,614	—	—	—
Shareholders’ equity	65,115	69,769	72,252	60,127	57,701
Book value per share	$10.06	$10.85	$11.13	$9.33	$8.99
Shares outstanding	6,471	6,433	6,489	6,445	6,420

*	Reflects the acquisition of Performance Products Limited (“PPL”) on October 20, 2006.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

For 2007, the Company reported a 1.5 percent increase in net sales to $155.9 million from $153.7 million in 2006. An increase in net sales from the Company’s PPL business segment, acquired in late October 2006, was substantially offset by a decrease in net sales of the Cobra business segment, mainly in sales of mobile navigation and domestic two-way radio products. The Company’s gross margin increased slightly to 20.1 percent from 19.5 percent in 2006. During the fourth quarter of 2007, the Company recorded a charge of $7.7 million resulting from a change in its mass market mobile navigation strategy in North America. As part of this change in strategy, all future development of mass marketed mobile navigation products ceased with future efforts limited to unique mobile navigation products sold into niche markets with specialized and focused distribution. When such products are launched, lower cost sourcing arrangements utilizing the PPL platform or that of other qualified vendors will be employed. The $7.7 million charge, most of which was reflected in cost of sales and will not result in any significant future cash expenditures, consisted of costs related to the impairment of certain intellectual property, the write down of certain mobile navigation inventory, related parts and other assets to estimated net realizable value, the disposition of future product returns by means other than returning them to vendors for credit against new products and severance. The charge reduced 2007’s gross margin by 4.9 points. In 2006, gross profit was reduced by $5.1 million of Cobra segment charges for the impairment of certain intellectual property and inventory write downs on first generation handheld GPS and mobile navigation products because of the acquisition of new software for mobile navigation and the impact of lower selling prices on these products, which reduced 2006 gross margin by 3.3 points. The Company’s selling, general and administrative expense increased $7.0 million, of which $4.2 million was due to having PPL for a full year in 2007 compared to a little over two months in 2006. The remainder of the selling, general and administrative expense increase was due to higher Cobra segment expenses.

Interest expense increased by $1.2 million in 2007 as a result of the debt incurred to acquire PPL. Other income for the Company increased $1.0 million in 2007 principally from exchange gain on forward contracts.

The Company had a net loss in 2007 of $4.4 million, or $0.68 per diluted share, compared to a net loss of $1.6 million, or $0.25 per diluted share, for 2006. The income tax benefit for 2007 reflected a 50.0 percent effective tax rate compared to an effective tax rate of 47.0 percent for the 2006 income tax benefit. The effective rate for 2007 was high primarily due to minimal tax on $1.5 million of taxable income for the Company’s Irish subsidiary, Cobra Electronics Europe Limited (“CEEL”), as a result of the utilization of net operating loss carry-forwards and the reversal of a valuation allowance against deferred tax assets.

Results of Operations

2007 Compared to 2006

The following table contains sales and pre-tax profit (loss) after eliminating intercompany accounts by business segment for the years ended December 31, 2007 and 2006. Results for PPL in 2006 reflect only those activities occurring subsequent to the acquisition of PPL by the Company on October 20, 2006.

	2007		2006		2007 vs. 2006 Increase(Decrease)
	(in thousands)
Business Segment	Net Sales	Pre-tax Profit (Loss)	Net Sales	Pre-tax Profit (Loss)	Net Sales	Pre-tax Profit (Loss)
Cobra	$141,180	$(9,583)	$150,974	$(2,503)	$(9,794)	$(7,080)
PPL	14,755	784	2,721	(580)	12,034	1,364

Total Company	$155,935	$(8,799)	$153,695	$(3,083)	$2,240	$(5,716)

Cobra Business Segment

Net sales of the Cobra segment decreased in 2007 by $9.8 million, or 6.5 percent, to $141.2 million from $151.0 million in 2006. All of the decrease was because of lower mobile navigation/GPS product net sales as reflected below:

	Mobile Navigation/ GPS Products Net Sales	Other Products Net Sales	Total Net Sales
	(in thousands)
2007 net sales	$9,367	$131,813	$141,180
2006 net sales	22,479	128,495	150,974

Increase (decrease)	$(13,112)	$3,318	$(9,794)

Mobile navigation/GPS net sales declined $13.1 million from 2006 mainly due to significantly lower sales to one major retailer. Offsetting some of the drop in Mobile navigation/GPS net sales was an increase in net sales of Cobra’s other products, which grew by $3.3 million, or 2.6 percent, to $131.8 million from $128.5 million in 2006. A significant portion of this growth was due to strong sales of detection and two-way radios in Europe as sales of CEEL increased 71.9 percent. Also contributing to the higher other product sales were increases in domestic sales of detection and inverters, which rose 5.7 percent and 30.1 percent, respectively. Detection sales rose due to increased distribution as well as strong sales to Wal-Mart where Cobra has a significant share of this retailer’s overall (and increasing) business in this category. Because of the strong domestic and European sales, global detection sales for the Cobra segment increased 17.0 percent in 2007. Inverter sales rose as a result of expanded distribution and increased promotional activity at travel centers. Offsetting some of the net sales increase in other product sales were lower North American two-way radio sales because of a lesser emphasis on the category by retailers and continued price deflation.

Cobra’s gross profit decreased to $25.4 million in 2007 from $28.6 million in 2006 while the gross margin was 18.0 percent and 19.0 percent, respectively. The lower gross profit and margin was due to a $5.5 million increase in the gross loss from mobile navigation/GPS products as reflected below:

	Mobile Navigation/ GPS Products Gross Profit (Loss) (1)	Other Products Gross Profit (Loss)	Total Gross Profit (Loss)
	(in thousands)
2007 gross profit (loss)	$(8,453)	$33,899	$25,446
2006 gross profit (loss)	(2,971)	31,620	28,649

Increase (decrease)	$(5,482)	$2,279	$(3,203)

2007 gross margin	-90.2%	25.7%	18.0%
2006 gross margin	-13.2%	24.6%	19.0%

(1)	Expenses for 2007 and 2006 were those estimated to be directly related to the mobile navigation/GPS product and would not have been incurred absent the sales of these products.

The higher gross loss for mobile navigation/GPS was primarily due to $7.5 million charged to cost of sales for the change in the Company’s North American mobile navigation strategy as previously discussed. The $7.5 million cost of sales charge reduced Cobra’s gross margin by 5.4 points is summarized below (in thousands):

Product warranty and liquidation reserves	$3,008
Product software impairment	2,622
Tooling, packaging and parts write-downs	1,243
Inventory write-downs	676

Charged to cost of sales	$7,549

Also contributing to the gross loss for mobile navigation/GPS and a lower segment gross margin was a $3.5 million sale of NAV ONE 2100s at below cost, which was done in order to absorb capitalized software development costs and use excess purchased parts and resulted in a reduction in gross profit of approximately $700,000, or 0.5 points. Cobra’s gross margin in 2006 was also negatively impacted by a gross loss for mobile navigation/GPS due to the obsolescence of intellectual property upon the Company’s acquisition of new intellectual property for future mobile navigation products and the impact of lower selling prices on first generation handheld GPS and mobile navigation products, which resulted in $2.8 million of impairment charges for certain intellectual property and $2.3 million in charges for inventory write downs pertaining to these first generation products. Together these charges reduced the segment’s gross margin in 2006 by approximately 3.4 points.

Excluding the mobile navigation/GPS gross losses in 2007 and 2006, Cobra’s gross margin would have increased to 25.7 percent from 24.6 percent in 2006. The primary drivers of the increase were improved domestic two–way radio gross margin and a higher gross margin at CEEL. Two-way radio gross margin rose because of a substantial reduction in air freight as significant problems in 2006 with production delays were remedied and not repeated in 2007. The higher gross margin at CEEL was due to the stronger euro and the favorable effect of significantly higher sales on the absorption of overhead costs.

Selling, general and administrative expense for the Cobra segment increased $2.8 million, or 9.1 percent, to $33.8 million in 2007 from $31.0 million in 2006 and, as a percentage of net sales, were 24.0 percent and 20.5 percent, respectively. The increase was due to a decline in the reversal of unused accrued marketing program funds from prior periods; higher operating costs at CEEL including costs associated with new product introductions; and legal fees for trademark and mobile navigation patent work. Also, increasing selling, general and administrative expenses were the effect of a stronger euro; increased professional accounting and tax fees incurred primarily as a result of the PPL acquisition and compliance with new accounting rules; and higher SFAS No. 123(R) stock-based compensation due to the issuance of stock options during the year. Estimated selling, general and administrative expenses that will not recur in the future due to the change in strategy for mass market North America mobile navigation/GPS products—consisting mainly of commissions, marketing program funds and legal expenses—are estimated to be $1.9 million.

Included in the Cobra segment 2007 pre-tax loss were interest expense of $1.6 million and other income of $410,000, which increased $1.1 million and $80,000, respectively, from 2006. The increase in interest expense was due primarily to higher working capital requirements and debt resulting from the purchase of PPL.

Performance Products Limited Business Segment

On October 20, 2006, the Company acquired Performance Products Limited, a privately-held designer and marketer of GPS-enabled speed camera detection systems and personal navigation devices for the consumer market which is based in the United Kingdom. Accordingly, the results discussed herein as compared to 2006 include only those for the period from the date of acquisition through December 31, 2006. In 2007, PPL had net sales of $14.8 million and a pre-tax segment profit of $784,000 compared to net sales of $2.7 million and a pre-tax segment loss of $580,000 for 2006.

Net sales in 2007 were lower than expected due to the failure to launch several personal navigation skus in a timely manner and more limited distribution than anticipated due to the competitive environment. However, PPL has overcome the development and production issues that hampered its performance earlier in 2007 and, in the fourth quarter, launched three new personal navigation products. As a result, at December 31, 2007, PPL had a full complement of personal navigation and photo-enforcement location products available for sale through its dealer network in the U.K. and elsewhere in Europe. Enigma data base download fees were also less than anticipated because of the lower sales of personal navigation products, the impact of more non-U.K. sales (since consumers outside of the U.K. do not pay for downloads of the data base for their country) and deferred revenue amortization related to the purchase price allocation. Offsetting these declines were higher sales of GPS locator products because of stronger non-U.K. sales.

Gross margin in 2007 was 40.4 percent and was lower than expected. Negatively impacting gross margin were the lower percentage of revenue from higher-margin personal navigation products sales, a lower percentage of revenue than expected from high margin download fees, and higher non-cash charges for purchase price amortization.

Selling, general and administrative expense amounted to $5.8 million, which was below expected levels and reflected management’s decision to reduce advertising costs.

Also contributing to PPL’s 2007 pre-tax profit was $679,000 of other income, principally gains on foreign exchange contracts for the sale of pounds sterling and the purchase of U.S. dollars. Some of this was due to the reversal of losses experienced in the fourth quarter of 2006, when PPL had $267,000 of losses on foreign exchange contracts.

Income Taxes

The Company’s income tax benefit of $4.4 million for 2007 reflected a 50.0 percent effective tax rate compared to a 47.0 percent effective tax rate for 2006’s income tax benefit of $1.4 million. The effective tax rate for 2007 was higher than the combined U.S. statutory rate of 38.9 percent because of minimal tax at CEEL on $1.5 million of taxable income (which was significantly greater than in 2006) as a result of a net operating loss carry-forward and the reversal of a valuation allowance. The effective tax rate for 2006 was higher than the combined U.S. statutory rate of 36.6 percent because of the effect of the R&D tax credit, which increased the effective tax rate because of the pretax loss.

Results of Operations

2006 Compared to 2005

The following table contains sales and pre-tax profit (loss) after eliminating intercompany accounts by business segment for the years ended December 31, 2006 and 2005.

	2006		2005		2007 vs. 2006 Increase (Decrease)
			(in thousands)
Business Segment	Net Sales	Pre-tax Profit (Loss)	Net Sales	Pre-tax Profit (Loss)	Net Sales	Pre-tax Profit (Loss)
Cobra	$150,974	$(2,503)	$133,084	$13,583	$17,890	$(16,086)
PPL	2,721	(580)	—	—	2,721	(580)

Total Company	$153,695	$(3,083)	$133,084	$13,583	$20,611	$(16,666)

Cobra Business Segment

Net sales of the Cobra segment in 2006 increased $17.9 million, or 13.4 percent, from 2005. The increase was due mainly to higher sales of mobile navigation/GPS products as reflected below:

	Mobile Navigation/ GPS Products Net Sales	Other Products Net Sales	Total Net Sales
	(in thousands)
2006 net sales	$22,479	$128,495	$150,974
2005 net sales	9,316	123,768	133,084

Increase (decrease)	$13,163	$4,727	$17,890

Net sales of mobile navigation/GPS products increased 141.3 percent due primarily to large sales of two Cobra mobile navigation models, including the new NAV ONE 2200, to retailers. Higher sales of other products, which increased 3.8 percent, were principally detection products, which increased 22.1 percent and reflected mainly strong demand for Cobra’s new 12 Band models and expanded placement at Wal-Mart. The increase in sales of other products was offset in part by an approximately 11 percent decline in two-way radio net sales in North America, which reflected slightly lower unit sales and a 9.8 percent drop in average selling prices as these markets mature, as well as lower Citizens Band radio net sales resulting from the negative effect of high fuel prices on the discretionary income of professional drivers.

Cobra’s gross profit decreased to $28.6 million in 2006 from $34.1 million in 2005 while gross margin was 19.0 percent and 25.6 percent, respectively. The lower gross profit and margin was due primarily to a $2.6 million increase in the gross loss from mobile navigation/GPS products as reflected below:

	Mobile Navigation/ GPS Products Gross Profit (Loss) (1)	Other Products Gross Profit (Loss)	Total Gross Profit (Loss)
	(in thousands)
2006 gross profit (loss)	$(2,971)	$31,620	$28,649
2005 gross profit (loss)	(354)	34,489	34,135

Increase (decrease)	$(2,617)	$(2,869)	$(5,486)

2006 gross margin	-13.2%	24.6%	19.0%
2005 gross margin	-3.8%	27.9%	25.6%

(1)	Expenses for 2006 and 2005 were those estimated to be directly related to the mobile navigation/GPS product and would not have been incurred absent the sales of these products.

The increase in the gross loss for mobile navigation/GPS products was due mainly to the obsolescence of intellectual property upon Cobra’s acquisition of new intellectual property for future mobile navigation products and the impact of lower selling prices on Cobra’s first generation handheld GPS and mobile navigation products, which resulted in $2.8 million of impairment charges for certain intellectual property and $2.3 million in charges for inventory write downs pertaining to these first generation products. Together these charges reduced Cobra’s gross margin by approximately 3.4 points. Also, the mobile navigation/GPS gross loss for 2005 included a $724,000 reduction in cost of sales from the termination of the development agreement with Horizon Navigation, Inc. This benefit increased Cobra’s gross margin in 2005 by approximately 0.5 points.

Additionally, the decline in Cobra’s gross profit and gross margin was the result of lower gross margin for other products. A significant decline in domestic two-way radio gross margin reduced Cobra’s gross margin by approximately 1.7 points. The decline was the result of higher vendor costs, due to commodity price increases and fewer vendors producing two-way radios, lower selling prices, which fell 13 percent during 2006 as pricing pressures continued in this maturing category, and increased air freight of $538,000 mainly because of production delays earlier in the year.

Selling, general and administrative expense increased $395,000 in 2006 due to $747,000 of increased selling expenses, mainly because of higher sales, and $388,000 of professional fees incurred by Cobra to assist with accounting and regulatory matters pertaining to the PPL acquisition. These increases were partly offset by a $767,000 reduction in bonus and profit sharing expense, which was due to management’s decision not to pay bonuses or profit sharing in 2006 based on the segment’s performance in 2006, and a $320,000 increase in the reversal of unused accrued marketing program funds from prior periods.

Included in the Cobra segment 2006 pre-tax loss were interest expense of $474,000, which increased $385,000, and other income of $330,000, which decreased $9.8 million. The increase in interest expense was due primarily to higher working capital requirements and debt resulting from the purchase of PPL. Other income decreased because in 2005 there were three significant non-recurring events, included in the Cobra segment pre-tax profit, which resulted in $9.5 million of gains. The first was a $7.2 million gain (that was non-taxable, except for alternative minimum tax) associated with the payment of a death benefit from life insurance maintained to fund a deferred compensation plan for the Company’s former president and chief executive officer. The Company maintains insurance policies on the lives of certain current and former senior executives to provide a mechanism to pay retirement benefits under its deferred compensation plans and recoup the cost through death benefits. The Company also realized a $1.9 million gain from the sale of unimproved property located adjacent to its office and warehouse facility in Chicago. Lastly, there was a gain of $299,000 on a lump-sum payment in settlement of the deferred compensation obligation to the estate of the former president and chief executive officer.

Performance Products Business Segment

On October 20, 2006, the Company acquired PPL, a privately-held designer and marketer of GPS-enabled speed camera detection systems and personal navigation devices for the consumer market which is based in the United Kingdom. Accordingly, the results discussed herein include only those for the period from the date of acquisition through December 31, 2006.

PPL had net sales of $2.7 million and a pre-tax segment loss of $580,000 for the period. Contributing to the segment loss were lower than expected net sales and gross margin. There was a significant shortfall in sales of personal navigation systems. These sales were negatively impacted by the failure of a new vendor to deliver, for the critical holiday selling season, a key new product, the SNP 250. Gross margin was lower due to an exchange loss of $68,000, as PPL purchases inventory in U.S. dollars, as well as to a higher percentage of sales to European customers outside the United Kingdom, which have a lower gross margin.

Also contributing to the segment loss was $267,000 of other expense, which included losses on foreign exchange contracts for the sale of pounds sterling and the purchase of U.S. dollars. As each contract matures, any gain or loss associated with it will be reversed.

Income Taxes

The Company’s income tax benefit of $1.4 million for 2006 reflected a 47.0 percent effective tax rate compared to an effective tax rate of 11.8 percent for the 2005 tax provision of $1.6 million. The effective tax rate for 2006 was higher than the combined U.S. statutory rate of 36.6 percent because of the effect of the R&D tax credit, which increases the effective tax rate when there is a pretax loss. The effective tax rate for 2005 was substantially lower than the combined U.S. statutory rate of 38.2 percent due to the non-taxable effect of the gain on life insurance proceeds and R&D tax credit, which represented eleven prior years of credit.

Liquidity and Capital Resources

On January 31, 2002, the Company executed a three-year Revolving Credit Agreement (the “Credit Agreement”) with three financial institutions, including LaSalle Bank National Association, as agent. In November 2005, the term of the agreement was amended to January 31, 2007. In October 2006, in connection with the PPL acquisition, the Credit Agreement was amended and restated for a five-year term and maximum loan limit of $53.6 million, including the $40 million revolver, a $7.0 million term loan and a $6.6 million delayed draw term loan. The delayed draw term loan was never activated. Borrowings under the Credit Agreement were secured by substantially all of the assets of the Company.

On February 15, 2008, the Company entered into the Loan and Security Agreement (the “LSA”) with The Private Bank and Trust Company, as lender and agent, and RBS Citizens, N.A. for a $5.7 million term loan facility and a

$40 million revolving credit facility. Both facility’s mature on October 19, 2011 and replaced the previous Credit Agreement.

At December 31, 2007, the Company had interest bearing debt outstanding of $20.0 million, consisting of the $5.7 million term loan and $14.3 million in the revolver. As of December 31, 2007, availability was approximately $17.9 million under the revolving credit line based on the asset advance formulas.

On October 20, 2006, Cobra Electronics U.K. Limited, a wholly-owned subsidiary of the Company, completed the acquisition of 100 percent of the issued and outstanding share capital of PPL. Under the acquisition agreement, the purchase price for the issued share capital of PPL consisted of $21.2 million paid in cash at the closing of the transaction. The former shareholders of PPL were eligible to receive additional cash consideration of up to approximately $6.5 million based on the achievement of certain performance targets by PPL for the twelve-month period ended March 31, 2007 (the first earn-out period) and up to approximately $9.4 million for the fourteen-month period ended May 31, 2008 (the second earn-out period). No additional consideration was paid to the former shareholders for the first earn-out period; the former shareholders are eligible to recapture all or a portion of this first earn-out payment should the performance in the second earn-out period exceed the performance targets established for the payment of the entire second earn-out. Additionally, the former shareholders could earn additional consideration if the performance of PPL exceeds certain cumulative targets for the combined earn-out periods.

Net cash flows used in operating activities were $1.1 million for the year ended December 31, 2007, as compared to $3.4 million of net cash provided by operating activities in 2006, principally due to a net loss of $4.4 million in 2007. Further a reduction in cash flows from operating activities resulted from an increase in deferred income taxes of $3.3 million. Operating cash flows were also reduced by an increase in inventories and other long-term assets of $3.7 million and $2.5 million, respectively, mostly due to the activities of PPL. Accrued income taxes also reduced cash flows from operating activities by $2.0 million. Offsetting these outflows were the add-back of non-cash charges related to depreciation and amortization of $7.9 million and impairment of product software, tooling and packaging of $3.0 million, an increase in accounts payable of $1.1 million and a decrease in receivables of $1.6 million.

The net loss was due mainly to a charge of $7.7 million resulting from a change in the Company’s North American mobile navigation strategy previously discussed. The charge, which will require minimal future cash expenditures, consisted of costs related to the impairment of certain intellectual property, the write down of certain mobile navigation inventory, related parts and other assets to estimated net realizable value, the disposition of future product returns by means other than returning them to vendors for credit against new products and severance. The increase in deferred taxes was due to the mobile navigation/GPS charge. The increase in inventories was primarily due to $2.1 million of higher inventories at PPL because of the launch of three new satellite navigation skus in 2007 and $886,000 of higher inventories at CEEL because of an increase in sales. The increase in other long-term assets was mainly due to expenditures to redesign the Company’s website, www.cobra.com, and an increase in trademarks because of higher expenditures on world-wide registrations. Accrued income taxes decreased because of higher tax payments in 2007. Depreciation and amortization included $1.9 million of product software amortization primarily for Cobra segment mobile navigation products; $852,000 of intangible amortization in Cobra segment; $1.0 million of prepaid amortization in Cobra segment; $1.8 million of fixed asset depreciation in Cobra segment; and $2.4 million of PPL amortization of intangibles and other assets that resulted from the allocation of the purchase price for PPL in accordance with SFAS 141. Impairment of product software resulted from the change in the Company’s North American mobile navigation strategy. The increase in accounts payable was because of higher trade payables. The decrease in receivables reflected lower sales in the fourth quarter of 2007 compared to the fourth quarter of 2006.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2008 to fund its working capital needs.

Net cash used in investing activities amounted to $1.9 million in 2007, principally for the purchase of tooling.

Net cash provided by financing activities amounted to $2.6 million and resulted mainly from borrowings to finance working capital needs. Cash of $288,000 was also provided from the exercise of stock options. The Company also used cash for an annual dividend of $1 million paid in April 2007. On February 21, 2008, the Company’s Board of Directors approved an annual cash dividend of $0.16 per share payable on April 25, 2008 to shareholders of record on April 11, 2008. The annual dividend payment for 2008 will be approximately $1.0 million.

The Company believes that for the foreseeable future, it will be able to continue to fund its operations and any payment of the earn-out contingent upon PPL’s operating performance for the for the fourteen-month period ended May 31, 2008 with cash generated from operations using existing or similar future bank credit agreements to fund its seasonal working capital needs.

The outstanding commitments at December 31, 2007 were as follows:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Capital lease (a)	$90	$72	$18	$—	$—
Operating leases	2,847	534	1,030	434	849
Purchase obligations	17,808	17,808	—	—	—
Letters of credit	3,569	3,569	—	—	—
Obligations under FIN 48	93	93	—	—	—
Deferred compensation (a)	6,389	68	1,093	1,229	3,999
Term loan (a)	5,690	1,240	3,130	1,320	—
Revolving loan (a)	14,295	—	—	14,295	—

Total	$50,781	$23,384	$5,271	$17,278	$4,848

(a)	included in Consolidated Balance Sheets on pages 34 and 35.

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

Deferred Compensation.    Obligations under the deferred compensation plans (most of which are non-qualified defined benefit plans) and annual deferred compensation expense are determined by a number of assumptions. Key assumptions in the determination of obligations under the deferred compensation plans and annual deferred compensation expense include the discount rate and anticipated compensation for each individual covered by the plans, which in part is dependent upon the anticipated future profitability of the

Company. The discount rate for 2007 and 2006 was 7 percent. The compensation increase assumptions are based on historical experience and anticipated future performance. The Company maintains life insurance policies for certain current and former executives to provide funding for future obligations. As of December 31, 2007, the cash surrender value of the insurance policies in force for the Company’s president and chief executive officer was $1.1 million.

Software Related to Products to be Sold.    The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell, mainly mobile navigation products. Such costs are capitalized and deferred as intangible assets in accordance with Financial Accounting Standard No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS 86”). Such costs consist of expenditures incurred after technological feasibility of the software has been established either from a working model of the product developed, a detail design, or the purchase of computer software that has an alternative future use. Such costs which consist principally of coding and related costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the estimated product life cycle. Software related intangible assets are reviewed at each balance sheet date for possible impairment as required by paragraph 10 of SFAS 86, and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value.

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

The fair values used in the SFAS 142 evaluation are estimated based upon discounted future cash flow projections and comparisons with comparable companies. These cash flow projections are based on a number of assumptions, including risk-adjusted discount rates, future sales volumes, price levels and rates of increase in operating expenses. Management believes that the assumptions made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet expectations, the Company may be required to record an impairment charge, the amount of which could be material to its results of operations.

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

Income Taxes.    The Company accounts for income taxes in accordance with Financial Accounting Standard No. 109, Accounting for Income Taxes, (“SFAS 109”) as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning and strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of SFAS No. 109.

FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The adoption of FIN 48 resulted in an unrecognized tax benefit of $233,000 and a $29,000 decrease in the unrecognized tax liability was recorded as an increase to retained earnings as of January 1, 2007. The Company adopted a policy to include interest and penalties in the income tax expense.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States. Refer to Note 1 to the Company’s consolidated financial statements included under Item 8 of the Annual Report on Form 10-K, which is incorporated herein by reference, for more information with respect to the Company’s significant accounting policies.

Recently Issued Accounting Standards

SFAS No. 141R—Business Combinations: In December 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 141R (revised 2007), Business Combinations (“SFAS 141R”) to change how an entity accounts for the acquisition of a business. When effective, SFAS 141R will replace existing SFAS 141 in its entirety. SFAS 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. SFAS 141R will eliminate the current cost–based purchase method under SFAS 141.

The new measurement requirements will result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to non-controlling interests. The acquirer will recognize in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business will be included as part of the business combination accounting. As a result, those costs will be charged to expense when incurred, except for debt or equity issuance costs, which will be accounted for in accordance with other generally accepted accounting principles. SFAS 141R will also change the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under SFAS 141R.

SFAS 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company intends to adopt SFAS 141R effective January 1, 2009 and apply its provisions prospectively. The Company currently does not believe that the adoption of SFAS 141R will have a significant effect on its financial statements; however, the effect is dependent upon whether the Company makes any future acquisitions and the specifics of those acquisitions.

SFAS 141R amends the goodwill impairment test requirements in SFAS 142. For a goodwill impairment test as of a date after the effective date of SFAS 141R, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under Statement 141R. This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of Statement 141R. This accounting will be required when Statement 141R becomes effective (January 1, 2009 for the Company) and applies to goodwill related to acquisitions accounted for originally under SFAS 141 as well as those accounted for under SFAS 141R. The Company has not determined what effect, if any, SFAS 141R will have on the results of its impairment testing subsequent to December 31, 2008.

SFAS No. 157—Fair Value Measurements: In September 2006, the FASB issued Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The Company does not expect SFAS 157 to have a material impact on its consolidated financial statements.

SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for the Company beginning January 1, 2008. The Company does not expect SFAS 159 to have a material impact on its consolidated financial statements.

SFAS No. 160—Non-Controlling Interests in Consolidated Financial Statements: In December 2007, the FASB issued Financial Accounting Standard No. 160 Non-Controlling Interests in Consolidated Financial Statements (“SFAS 160”) an amendment of ARB No. 51. SFAS 160 changes the accounting for, and the financial statement presentation of, non-controlling equity interests in a consolidated subsidiary. SFAS 160 replaces the existing minority-interest provisions of Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, by defining a new term non-controlling interests to replace what were previously called minority interests. The new standard establishes non-controlling interests as a component of the equity of a consolidated entity.

The underlying principle of the new standard is that both the controlling interest and the non-controlling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying non-controlling interests as a component of consolidated equity is a change from the current practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The change affects both the accounting and financial reporting for non-controlling interests in a consolidated subsidiary.

SFAS 160 includes reporting requirements intended to clearly identify and differentiate the interests of the parent and the interests of the non-controlling owners. The reporting requirements are required to be applied retrospectively. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited.

The Company intends to adopt SFAS 160 effective January 1, 2009 and apply its provisions prospectively. The Company will also present comparative financial statements that reflect the retrospective application of the disclosure and presentation provisions when it applies the requirements of SFAS 160. The Company currently does not believe that the adoption of SFAS 160 will have a material effect on its financial statements.

SAB 110—Share-Based Payment: In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB 110”), Share-Based Payment, which amends Staff Accounting Bulletin 107(“SAB 107”), Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The Company currently uses the simplified method to estimate the expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for employee options granted after December 31, 2007. The Company intends to adopt SAB 110 effective January 1, 2008 and continue applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

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

Debt incurred under a revolving loan agreement with a balance of $14.3 million as of December 31, 2007 is priced at an interest rate that floats with the market. Therefore, this debt is not significantly affected by changes in the interest rate market. Also, the Company has $5.7 million of debt as of December 31, 2007 with a fixed rate of interest. Accordingly, fair value of this fixed-rate debt can be significantly affected by changes in the interest rate market.

The Company’s suppliers are located in China, Hong Kong, Italy, the Philippines, South Korea and Thailand. The Company historically has negotiated substantially all of its purchases in U.S. dollars and, in the case of PPL, uses forward contracts to purchase dollars at a fixed exchange rate to the pound sterling. The Company considers opportunities to make purchases in other currencies, such as euros, to the extent that doing so would be advantageous in light of currency fluctuations involving the U.S. dollar and other currencies.

In 2007, approximately 22.1 percent of the Company’s sales were outside the United States, principally in Europe and Canada, compared to 13.4 percent in 2006. The Company minimizes the foreign currency exchange rate risk associated with relationships outside of the United States by conducting nearly all of its transactions in U.S. dollars, except for some billings of its European business, which are conducted in euros and the billings of PPL which are primarily in pound sterling. The Company does not use derivative financial or commodity instruments for trading or speculative purposes, however, forward contracts are occasionally used for hedging a portion of the Company’s European business’ euro denominated transactions and hedging dollar purchases for PPL. Please refer to Note 9 in the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference, for further information on the Company’s financial instruments and derivatives. Since the Company did not have any open foreign exchange contracts at December 31, 2007, the impact of a 10 percent movement in the U.S. dollar/pound sterling/euro exchange rates is not applicable.

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

Item 8.  Financial Statements and Supplementary Data

Financial statements and quarterly financial data are included in this Annual Report on Form 10-K, as indicated in the index on page 68.

CONSOLIDATED STATEMENTS OF OPERATIONS

Cobra Electronics Corporation

Years Ended December 31, 2007, 2006 and 2005

(In Thousands Except Per Share Amounts)

	2007	2006	2005
Net sales	$155,935	$153,695	$133,084
Cost of sales	124,534	123,742	98,949

Gross profit	31,401	29,953	34,135
Selling, general and administrative expense	39,634	32,620	30,614

(Loss) earnings from operations	(8,233)	(2,667)	3,521
Interest expense	1,655	479	89
Other income	1,089	63	10,151

(Loss) earnings before income taxes	(8,799)	(3,083)	13,583
Tax (benefit) provision	(4,396)	(1,449)	1,599
Minority interest	(19)	4	—

Net (loss) earnings	$(4,422)	$(1,630)	$11,984

Net (loss) earnings per common share:
Basic	$(0.68)	$(0.25)	$1.86
Diluted	$(0.68)	$(0.25)	$1.81
Weighted average shares outstanding:
Basic	6,458	6,482	6,448
Diluted	6,458	6,482	6,609
Dividends declared and paid per common share	$0.16	$0.16	$—

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

Cobra Electronics Corporation

December 31, 2007 and 2006

(In Thousands)

	2007	2006
ASSETS
Current assets:
Cash	$1,860	$1,878
Receivables, net of allowance for claims and doubtful accounts of $205 in 2007 and $282 in 2006	26,804	28,320
Inventories, primarily finished goods, net	33,054	29,039
Deferred income taxes	8,715	7,196
Prepaid assets	1,568	1,964
Other current assets	3,338	4,846

Total current assets	75,339	73,243

Property, plant and equipment, at cost:
Buildings and improvements	5,442	5,433
Tooling and equipment	21,554	20,079

	26,996	25,512

Accumulated depreciation	(20,423)	(18,117)

Land	230	230

Property, plant and equipment, net	6,803	7,625

Other assets:

Cash surrender value of officers’ life insurance policies	4,280	3,968
Goodwill	11,997	11,997
Intangible assets	15,559	19,503
Other assets	340	422

Total other assets	32,176	35,890

Total assets	$114,318	$116,758

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS (cont.)

Cobra Electronics Corporation

December 31, 2007 and 2006

(In Thousands Except Share Data)

	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,240	$1,060
Accounts payable	7,273	6,097
Accrued salaries and commissions	847	760
Accrued advertising and sales promotion costs	2,093	2,292
Accrued product warranty costs	3,440	1,963
Accrued income taxes	266	1,650
Other accrued liabilities	4,505	5,279

Total current liabilities	19,664	19,101

Non-current liabilities:
Long-term bank debt, net of current maturities	18,745	15,614
Deferred compensation	6,320	5,858
Deferred income taxes	3,772	5,337
Other long term liabilities	679	1,075

Total non-current liabilities	29,516	27,884

Total liabilities	49,180	46,985

Commitments and contingencies	—	—
Minority Interest	23	4
Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized—none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized, 7,039,100 issued for 2007 and 2006	2,345	2,345
Paid-in capital	20,101	19,824
Retained earnings	46,179	51,584
Accumulated comprehensive income	327	11

	68,952	73,764
Treasury stock, at cost (567,820 shares for 2007 and 605,662 shares for 2006)	(3,837)	(3,995)

Total shareholders’ equity	65,115	69,769

Total liabilities and shareholders’ equity	$114,318	$116,758

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cobra Electronics Corporation

Years Ended December 31, 2007, 2006 and 2005

(In Thousands)

	2007	2006	2005
Cash flows from operating activities:
Net (loss) earnings	$(4,422)	$(1,630)	$11,984
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
Depreciation and amortization	7,925	5,852	4,844
Impairment—product software, tooling and packaging	3,031	2,757	—
Deferred income taxes	(3,251)	(2,503)	(1,543)
(Gain) loss on cash surrender value (CSV) life insurance	(17)	12	(319)
Stock-based compensation	223	48	—
Gain on ex-officer’s life insurance	—	—	(7,244)
(Gain) loss on sale of fixed assets	—	—	(1,925)
Net benefit of Horizon agreement	—	—	(724)
Gain on deferred compensation payout	—	—	(299)
Tax benefit from stock options exercised	99	12	69
Minority interest	(19)	4	—
Changes in assets and liabilities:
Receivables	1,629	2,550	(1,632)
Inventories	(3,720)	(4,696)	(2,407)
Other current assets	681	(1,516)	(4,117)
Other long term assets	(2,456)	1,002	—
Accounts payable	1,128	(747)	543
Accrued income taxes	(2,029)	1,004	(543)
Accrued liabilities	843	1,166	527
Deferred compensation	463	796	(204)
Deferred income	(749)	(950)	—
Other long term liabilities	(409)	195	(13)

Net cash (used in) provided by operating activities	(1,050)	3,356	(3,003)

Cash flows from investing activities:
Capital expenditures	(1,558)	(1,623)	(1,970)
Implementation of ERP system	—	—	(1,791)
Loan receivable	—	3,374	—
Intangible assets	—	(3,448)	(2,273)
Premiums on CSV life insurance	(295)	(308)	(288)
Purchase of Performance Products Limited	—	(21,898)	—
Proceeds on ex-officer’s life insurance	—	—	11,204
Proceeds on sale of land	—	—	2,015

Net cash (used in) provided by investing activities	(1,853)	(23,903)	6,897

Cash flows from financing activities:
Bank borrowings	3,311	16,674	—
Dividends paid to shareholders	(1,031)	(1,041)	—
Repayment of officer’s note receivable	—	400	—
Transactions related to exercise of stock options, net	288	(534)	306
Other	29	—	—

Net cash provided by financing activities	2,597	15,499	306

Effect of exchange rate changes on cash and cash equivalents	288	222	(96)

Net (decrease) increase in cash	(18)	(4,826)	4,104
Cash at beginning of year	1,878	6,704	2,600

Cash at end of year	$1,860	$1,878	$6,704

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,873	$182	$89
Income taxes, net of refunds	$1,533	$377	$4,556

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Cobra Electronics Corporation

Years Ended December 31, 2007, 2006 and 2005

(In Thousands, Except Share Data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Officer’s Loan Receivable	Treasury Stock	Total
Balance—January 1, 2005	$2,345	$19,650	$42,271	$(17)	$(400)	$(3,722)	$60,127
Comprehensive income (loss):
Net earnings	—	—	11,984	—	—	—	11,984
Accumulated other comprehensive loss—Foreign currency translation adjustment	—	—	—	(234)	—	—	(234)

Total comprehensive income							11,750
Transactions related to exercise of 44,432 options, net	—	42	—	—	—	264	306
Tax benefit from stock options exercised	—	69	—	—	—	—	69

Balance—December 31, 2005	2,345	19,761	54,255	(251)	(400)	(3,458)	72,252
Comprehensive income (loss):
Net loss	—	—	(1,630)	—	—	—	(1,630)
Accumulated other comprehensive income—Foreign currency translation adjustment	—	—	—	262	—	—	262

Total comprehensive loss							(1,368)
Repayment of loan	—	—	—	—	400	—	400
Dividends to shareholders	—	—	(1,041)	—	—	—	(1,041)
Stock compensation expense	—	48	—	—	—	—	48
Purchase 65,809 shares of treasury stock	—	—	—	—	—	(600)	(600)
Transactions related to exercise of 10,000 options, net	—	3	—	—	—	63	66
Tax benefit from stock options exercised	—	12	—	—	—	—	12

Balance—December 31, 2006	2,345	19,824	51,584	11	—	(3,995)	69,769
Comprehensive income (loss):
Net loss	—	—	(4,422)	—	—	—	(4,422)
Accumulated other comprehensive income—Foreign currency translation adjustment	—	—	—	227	—	—	227
Interest rate swap, net of tax expense of $87	—	—	—	89	—	—	89

Total comprehensive loss							(4,106)
Dividends to shareholders	—	—	(1,031)	—	—	—	(1,031)
Stock compensation expense	—	223	—	—	—	—	223
Other	—	—	48	—	—	—	48
Purchase 30,329 shares of treasury stock	—	—	—	—	—	(292)	(292)
Transactions related to exercise of 68,171 options, net	—	(45)	—	—	—	450	405
Tax benefit from stock options exercised	—	99	—	—	—	—	99

Balance—December 31, 2007	$2,345	$20,101	$46,179	$327	$—	$(3,837)	$65,115

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cobra Electronics Corporation

Years ended December 31, 2007, 2006 and 2005

(1)  Summary of Significant Accounting Policies

Business—Cobra designs and markets consumer electronics products, which it sells primarily under the Cobra brand name principally in the United States, Canada and Europe. Effective October 20, 2006, the Company acquired Performance Products Limited (“PPL”) which sells its products under the Snooper tradename, principally in the United Kingdom, as well as elsewhere in Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong, Italy, the Philippines, South Korea and Thailand. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. Effective October 20, 2006, the consolidated financial statements also include a variable interest entity (“VIE”) of which PPL is the primary beneficiary as further described in Note 7, Variable Interest Entity. The consolidated entities are collectively referred to as the “Company”. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Advertising and Sales Promotion Expenses—These costs reflect amounts provided to retailers and distributors for advertising and sales promotions and are expensed as incurred. Customer programs, generally agreed to at the beginning of each year, are mainly variable programs dependent on sales and special promotional events and may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new, or changes to existing, promotional programs. These customer programs are accounted for as either a reduction of revenue or an operating expense in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Advertising and sales promotion expenses for the years ended December 31, 2007, 2006 and 2005 totaled $9.7 million, $7.5 million and $6.1 million, respectively.

Comprehensive Income (Loss)—The Company reports comprehensive income (loss) under the provisions of Financial Accounting Standard No. 130, Reporting Comprehensive Income (“SFAS 130”). Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the year ended December 31, 2007, other comprehensive loss includes the foreign currency translation adjustment and the net of tax impact of an interest rate swap. For the years ended December 31, 2006 and 2005, other comprehensive income includes only the foreign currency translation adjustment.

Concentration of Credit Risk—The Company has evaluated its concentration of credit risk as it applies both to customers and to the institutions with which it places cash investments.

In 2007, net sales to Wal-Mart totaled 14.7 percent of consolidated net sales. In 2006, net sales to Wal-Mart and QVC totaled 17.0 percent and 10.3 percent of consolidated net sales, respectively. In 2005, net sales to Wal-Mart totaled 17.1 percent of consolidated net sales.

The Company believes that its concentration of credit risk as it applies to customers is low due to its broad customer base in all regions of the United States, as well as other areas in North America and Europe. The Company will selectively use credit insurance for certain accounts in light of management’s judgment of credit risk and the expense to acquire such insurance.

The Company places temporary cash investments with institutions of high credit quality. At December 31, 2007 and 2006, the Company had approximately $1.9 million ($1.2 million was on deposit in foreign banks) and $1.9 million ($1.6 million was on deposit in foreign banks), respectively, on deposit with such financial institutions, of which $1.8 million and $1.8 million, respectively, were in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of this concentration. Consequently, no significant concentration of credit risk is considered to exist.

Depreciation—Depreciation of buildings, tooling and equipment is computed using the straight-line method over the following estimated useful lives. Building improvements are depreciated using the straight-line method over the lesser of the useful life or the lease term. Depreciation expense totaled $2.3 million for 2007, $1.7 million for 2006, and $1.8 million for 2005.

Classification	Life
Buildings	30 years
Building improvements	20 years
Motor vehicles	2 – 5 years
Equipment	5 – 10 years
Tools, dies and molds	1.5 – 4.5 years

Long-Lived Assets—Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates impairment, the carrying amount of such assets are reduced to an estimated fair value.

Goodwill and Other Intangible Assets—Pursuant to Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company evaluates goodwill for impairment on an annual basis or if impairment indicators exist. For goodwill, the evaluation requires a comparison of the estimated fair value of PPL to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its estimated fair value through an adjustment to the goodwill balance, resulting in an impairment charge. The Company tested for the impairment of goodwill as of December 31, 2007 and concluded the asset was not impaired.

The fair values used in the SFAS 142 evaluation are estimated based upon discounted future cash flow projections and to lesser extent comparisons with other companies for which relevant information is available publicly. These cash flow projections are based on a number of assumptions, including risk-adjusted discount rates, future sales volumes, price levels and rates of increase in operating expenses. Management believes that the assumptions made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet expectations, the Company may be required to record an impairment charge, the amount of which could be material to its results of operations.

Intangible assets subject to amortization are evaluated for impairment pursuant to Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires impairment testing whenever events or circumstances indicate that the carrying amount of an amortizable intangible asset may not be recoverable. If impairment indicators exist for an amortizable intangible asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If the projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If the projection of undiscounted cash flows is less than the carrying value of the intangible asset, an impairment charge is recorded to reduce the intangible asset to its fair value. The Company recorded an impairment charge of $3.0 million and $2.8 million, respectively for years ended December 31, 2007 and 2006. The 2007 impairment charge included $2.6 million for product software impairment and $409,000 for the write-down of tooling and prepaid assets. The 2006 impairment charge of $2.8 million was related to product software.

Amortization of intangible assets is computed using the straight-line method over the following weighted average useful lives:

Classification	Life
Internal use software	3 years
ERP internal software system	7 years
Trademarks and tradenames	3 –30 years
Patents	17 years
Product software (based on product life cycle)	1 – 3 years
Enigma Database	5 years
Noncompetition Agreements	3 years
Customer Relationships	10 years

Amortization expense relating to intangible assets subject to amortization totaled $3.9 million in 2007, $2.7 million in 2006, and $1.7 million in 2005. Amortization of prepaid assets totaled $1.0 million in 2007, $1.1 million in 2006 and $1.4 million in 2005. Deferred revenue amortization totaled $755,000 in 2007 and $219,000 in 2006.

Research, Engineering and Product Development Expenditures—Research and product development expenditures, as well as the non-capitalized engineering costs, are expensed as incurred and amounted to $2.2 million in 2007, $1.9 million in 2006 and $1.8 million in 2005. Beginning in 2005, certain engineering costs associated with the development of mobile navigation products were capitalized in accordance with SFAS No. 86.

Shipping & Handling—Shipping and handling costs are included in cost of goods sold, and the amounts invoiced to customers relating to shipping and handling are included in net sales.

Software Related to Products Sold—The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell, mainly mobile navigation products. Such costs are capitalized and deferred as intangible assets in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS 86”). Such costs consist of expenditures incurred after technological feasibility of the software has been established and a working model of the product developed and consist principally of coding and related costs. Such costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the estimated product life cycle. In 2005, certain engineering costs associated with the development of mobile navigation products were capitalized in accordance with SFAS 86, as Cobra expanded its internal capabilities and reduced its reliance on outside contractors. Software related intangible assets are reviewed at each balance sheet date for possible impairment as required by paragraph 10 of SFAS 86, and, accordingly, if such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value.

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

Deferred Income—PPL’s balance sheet includes current and long-term income for prepaid customer download fees related to subscriptions to its Enigma database (most commonly estimated for 2.5 years of service) that will be recognized throughout 2007 and 2008. At December 31, 2007 and 2006 current deferred income totaled $1.6 million and $857,000, respectively, and the long-term deferred income totaled $515,000 and $708,000, respectively. The current deferred income is classified as other accrued liabilities and the long-term deferred income is classified as other long-term liabilities on the balance sheet.

Reclassifications—Certain reclassifications have been made for the periods presented in the consolidated financial statements to conform to the classifications adopted in 2007.

(2)  New Accounting Standards

Recently Issued Accounting Standards

SFAS No. 141R—Business Combinations: In December 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 141R (revised 2007), Business Combinations (“SFAS 141R”) to change how an entity accounts for the acquisition of a business. When effective, SFAS 141R will replace existing SFAS 141 in its entirety. SFAS 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, Statement 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. SFAS 141R will eliminate the current cost–based purchase method under Statement 141.

The new measurement requirements will result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to non-controlling interests. The acquirer will recognize in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business will be included as part of the business combination accounting. As a result, those costs will be charged to expense when incurred, except for debt or equity issuance costs, which will be accounted for in accordance with other generally accepted accounting principles. SFAS 141R will also change the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under SFAS 141R.

SFAS 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company intends to adopt SFAS 141R effective January 1, 2009 and apply its provisions prospectively. The Company currently does not believe that the adoption of SFAS 141R will have a significant effect on its financial statements; however, the effect is dependent upon whether the company makes any future acquisitions and the specifics of those acquisitions.

SFAS 141R amends the goodwill impairment test requirements in SFAS 142. For a goodwill impairment test as of a date after the effective date of SFAS 141R, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under Statement 141R. This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of Statement 141R. This accounting will be required when Statement 141R becomes effective (January 1, 2009 for the Company) and applies to goodwill related to acquisitions accounted for originally under SFAS 141 as well as those accounted for under SFAS 141R. The Company has not determined what effect, if any, SFAS 141R will have on the results of its impairment testing subsequent to December 31, 2008.

SFAS No. 157—Fair Value Measurements: In September 2006, the FASB issued Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The Company does not expect SFAS 157 to have a material impact on its consolidated financial statements.

SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for the Company beginning January 1, 2008. The Company does not expect SFAS 159 to have a material impact on its consolidated financial statements.

SFAS No. 160—Non-Controlling Interests in Consolidated Financial Statements: In December 2007, the FASB issued Financial Accounting Standard No. 160, Non-Controlling Interests in Consolidated Financial Statements (“SFAS 160”) an amendment of ARB No. 51. The new Statement changes the accounting for, and the financial statement presentation of, non-controlling equity interests in a consolidated subsidiary. SFAS 160 replaces the existing minority-interest provisions of Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, by defining a new term non-controlling interests to replace what were previously called minority interests. The new standard establishes non-controlling interests as a component of the equity of a consolidated entity.

The underlying principle of the new standard is that both the controlling interest and the non-controlling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying non-controlling interests as a component of consolidated equity is a change from the current practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The change affects both the accounting and financial reporting for non-controlling interests in a consolidated subsidiary. SFAS 160 includes reporting requirements intended to clearly identify and differentiate the interests of the parent and the interests of the non-controlling owners. The reporting requirements are required to be applied retrospectively.

SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company intends to adopt SFAS 160 effective January 1, 2009 and apply its provisions prospectively. The Company will also present comparative financial statements that reflect the retrospective application of the disclosure and presentation provisions when it applies the requirements of Statement 160. The Company currently does not believe that the adoption of SFAS 160 will have a material effect on its financial statements.

SAB 110—Share-Based Payment: In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The Company currently uses the simplified method to estimate the expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for employee options granted after December 31, 2007. The Company intends to adopt SAB 110 effective January 1, 2008 and continue applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

(3)  Acquisition of Performance Products Limited

On October 20, 2006, Cobra Electronics UK Ltd., a wholly owned subsidiary of Cobra Electronics Corporation completed the acquisition of 100% of the issued and outstanding share capital of PPL. PPL is a provider of GPS-enabled speed camera detection systems and personal navigation devices to consumers and retail locations based in the United Kingdom, as well as other locations in Europe.

Under the acquisition agreement, the purchase price for the issued share capital of PPL consisted of $21.2 million paid in cash at the closing of the transaction. The former shareholders of PPL were eligible to receive additional cash consideration of up to approximately $6.5 million based on the achievement of certain performance targets by PPL for the twelve-month period ended March 31, 2007 (the first earn-out period) and up to approximately $9.4 million for the fourteen-month period ended May 31, 2008 (the second earn-out period). No additional consideration was paid to the former shareholders for the first earn-out period; the former shareholders are eligible to recapture all or a portion of the first earn-out payment should the performance in the second earn-out period exceed the performance targets established for the payment of the entire second earn-out. Additionally, the former shareholders could earn additional consideration if the performance of PPL exceeds certain cumulative targets for the combined earn-out periods.

The acquisition was funded from borrowings under an Amended and Restated Loan Agreement between LaSalle Bank, National Association as agent for the lenders, and the Company dated October 19, 2006. (Refer to Note 8 on Financing Arrangements.)

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$ 2,080
Inventory	2,343
Other current assets	760
Property, plant & equipment	1,062
Intangible assets	11,816
Goodwill	11,997

Total assets acquired	30,058

Accounts payable	1,530
Deferred income	616
Other current liabilities	1,660
Deferred income—long-term	344
Deferred income taxes	4,010

Total liabilities assumed	8,160

Net assets acquired	$21,898

PURCHASE PRICE RECAP:
Cash	$21,209
Assumed debt	36
Direct acquisition costs	1,831
Working capital adjustment	(1,178)

Total purchase price	$21,898

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

(4)  Segment Information

The Company operates in two business segments (1) Cobra Consumer Electronics (“Cobra”) and (2) Performance Products Limited (“PPL”). The Cobra segment is comprised of Cobra Electronics Corporation, Cobra Hong Kong Limited (“CHK”) and Cobra Electronics Europe Limited (“CEEL”). The Company has separate sales departments and distribution channels for each segment, which provide all segment exclusive product lines to all customers for that segment. Currently, there are no intersegment sales.

The tabular presentation below sets forth certain financial information regarding the Company’s net sales and long-lived assets by geographic area for the years ended December 31, 2007, 2006 and 2005 (in thousands).

	Year Ended December 31
	2007	2006	2005
	(in thousands)
Net sales
Domestic	$121,459	$133,141	$115,110
International	34,476	20,554	17,974

Long-lived assets
Domestic	$14,976	$18,345	$19,219
International	24,003	25,170	2,227

The tabular presentation below summarizes the financial information by business segment for the year ended December 31, 2007 and 2006. PPL was acquired on October 20, 2006 and the results for 2006 only reflect operations subsequent to that date.

	Year ended December 31, 2007			Year ended December 31, 2006
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(in thousands)
STATEMENT OF OPERATIONS
Net sales	$141,180	$14,755	$155,935	$150,974	$2,721	$153,695
Cost of sales	115,734	8,800	124,534	122,325	1,417	123,742

Gross profit	25,446	5,955	31,401	28,649	1,304	29,953
Selling, general and administrative expense	33,820	5,814	39,634	31,008	1,612	32,620

(Loss) earnings from from operations	(8,374)	141	(8,233)	(2,359)	(308)	(2,667)
Interest expense	1,619	36	1,655	474	5	479
Other income (expense)	410	679	1,089	330	(267)	63

(Loss) income before income taxes	(9,583)	784	(8,799)	(2,503)	(580)	(3,083)
Tax benefit	(4,033)	(363)	(4,396)	(1,261)	(188)	(1,449)
Minority interest	—	(19)	(19)	—	4	4

Net (loss) earnings	$(5,550)	$1,128	$(4,422)	$(1,242)	$(388)	$(1,630)

	December 31, 2007			December 31, 2006
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(in thousands)
BALANCE SHEET
Capital expenditures	$1,198	$360	$1,558	$1,572	$51	$1,623
Depreciation and amortization	5,496	2,429	7,925	5,326	526	5,852
Impairment	3,031	—	3,031	2,757	—	2,757
Long-lived assets	15,376	23,603	38,979	18,644	24,871	43,515
Total assets	82,294	32,024	114,318	84,572	32,186	116,758

(5)  Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standard No. 109, Accounting for Income Taxes, (“SFAS 109”) as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning and strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of SFAS 109.

The (benefit) provision for income taxes for the years ended December 31, 2007, 2006 and 2005 consists of :

	2007	2006	2005
	(in thousands)
Current (Benefit) Provision:
Federal	$(1,459)	$844	$2,404
State	(296)	152	738
Foreign	443	58	—

	(1,312)	1,054	3,142

Deferred Benefit
Federal	(1,915)	(1,964)	(1,322)
State	(398)	(309)	(221)
Foreign	(771)	(230)	—

	(3,084)	(2,503)	(1,543)

Total	$(4,396)	$(1,449)	$1,599

A summary of the pre-tax earnings (loss) and tax provision (benefit) for the years ended December 31, 2007, 2006 and 2005 by major taxing jurisdiction follows:

	2007		2006		2005
	Pre-Tax Income (Loss)	Tax Provision (Benefit)	Pre-Tax Income (Loss)	Tax Provision (Benefit)	Pre-Tax Income (Loss)	Tax Provision (Benefit)
	(in thousands)
United States	$(10,866)	$(4,068)	$(2,606)	$(1,281)	$13,597	$1,599
Foreign	2,067	(328)	(477)	(168)	(14)	—

Total	$(8,799)	$(4,396)	$(3,083)	$(1,449)	$13,583	$1,599

The statutory federal income tax rate (34%) is reconciled to the effective income tax rate as follows:

	2007	2006	2005
Income taxes at statutory federal income tax rate	(34.0)%	(34.0)%	34.0%
State taxes, net of federal income tax benefit	(4.9)	(2.6)	4.2
Foreign operations	(8.1)	(5.1)	(0.2)
R & D credit	(1.0)	(13.0)	(7.6)
Valuation allowance	(3.6)	4.3	—
Permanent items	0.9	2.0	1.8
Other	0.7	1.4	0.9
Life insurance proceeds	—	—	(21.3)

Effective tax rate	(50.0)%	(47.0)%	11.8%

Deferred tax assets and liabilities by type at December 31, 2007 and 2006 are as follows:

	2007	2006
	(in thousands)
Deferred tax assets:
Sales/receivable reserves	$935	$1,259
Inventory reserves	2,604	1,860
Compensation reserves	2,506	2,298
Accrued promotion expenses	759	847
Warranty reserves	1,284	746
Property, plant and equipment	527	508
AMT credit carry-forward	714	857
R & D expenditures	145	—
Net operating loss carry-forward	—	315

Deferred tax assets	9,474	8,690
Less: Valuation allowance	—	(315)

Deferred tax assets, net of allowance	9,474	8,375
Deferred tax liabilities:
Tax basis difference on PPL assets acquired	(3,188)	(3,959)
R & D expenditures	—	(933)
Prepaid expenses	(541)	(653)
Other	(802)	(971)

Deferred tax liabilities	(4,531)	(6,516)

Net deferred tax asset	$4,943	$1,859

Reconciliation of deferred tax to Consolidated Balance Sheets:

Current Assets:
Deferred income taxes	$8,715	$7,196
Non-Current Liabilities:
Deferred income taxes	(3,772)	(5,337)

Net deferred tax asset	$4,943	$1,859

At December 31, 2007, the Company had an AMT credit carry forward of $714,000, which does not expire, to offset against future income tax payments.

A deferred tax valuation allowance was not required at December 31, 2007. During 2007, the valuation allowance for CEEL’s net operating loss carry-forward was reversed. The net change in the total valuation allowance during the year was $315,000. The Company carried back $1.5 million of net operating losses in 2007.

Uncertain Tax Positions

The Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes on January 1, 2007. FIN 48 clarifies SFAS No. 109 Accounting for Income Taxes by providing the criteria a tax position must satisfy for some or all the tax benefit to be recognized in the financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and determination of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest, penalties, disclosure, transition and accounting in interim periods. The adoption of FIN 48 resulted in an unrecognized tax benefit of $233,000 and $29,000 decrease in the unrecognized tax liability was recorded as an increase to retained earnings as of January 1, 2007. Interest and penalties are included in the income tax expense.

Interest and penalties are included in the income tax expense. During the year ended December 31, 2007, the impact of interest and penalties on the statement of operations was a net decrease in accrued interest expense of $4,000 and a net decrease in accrued penalties of $1,000. At December 31, 2007 the Company has accrued $6,000 for the payment of interest and $5,000 for the payment of penalties.

A reconciliation of the beginning and ending balances of the unrecognized tax benefit follows (in thousands):

Balance at January 1, 2007	$221
Additions for current year tax positions	36
Reductions for prior years’ tax positions	(31)
Decreases for prior years’ tax positions due to settlements with taxing authorities	(79)
Decreases for prior years’ tax positions due to lapse of statute of limitations	(54)

Balance at December 31, 2007	$93

The total amount of unrecognized tax benefits that would impact the effective tax rate if recognized is $89,000. The total amount of unrecognized tax benefits is not expected to significantly change in the next twelve months.

The federal tax returns for the 2004 to 2006 tax years remain open to examination. State tax returns for the 1999 to 2006 tax years remain open to examination by certain tax jurisdictions. The major foreign jurisdictions where Cobra files tax returns are the United Kingdom and Ireland. The 2005 and 2006 tax years are open to examination in those foreign jurisdictions.

(6)   Mobile Navigation Strategy Change

On December 12, 2007, the Company announced its decision to change its North American mobile navigation strategy, which the Company estimated at that time would result in a charge to earnings for the fourth quarter of 2007 of approximately $7.4 million to $7.7 million. The future development of mass market mobile navigation products in North America will be limited to unique mobile navigation products sold into niche markets with specialized and focused distribution and employing lower cost sourcing arrangements by utilizing the platform of the Company’s PPL subsidiary or that of other qualified vendors.

As a result of this strategy change, the Company concluded that substantially all of its intellectual property associated with its proprietary mobile navigation platform was impaired and that additional reserves would be required for the write-down of certain mobile navigation inventory to estimated net realizable value and for the disposition of future product returns by means other than returning them to vendors for credit against new products. The Company also expected that certain other costs would be incurred, primarily employee termination costs and the write down of the carrying costs of certain parts and unamortized tooling, packaging and outside design related to mobile navigation products. The total costs of that asset impairment, inventory write-down and disposal and other costs resulted in a fourth quarter 2007 charge against earnings of $7.7 million is as follows:

Year Ended December 31, 2007

Description	Amount
(in thousands)
Product warranty and liquidation reserves	$3,008
Product software impairment	2,622
Tooling, packaging and parts write-downs	1,243
Inventory write-downs	676

Charged to cost of sales	7,549

Severance	83
Prepaid write-offs	50

Charged to SG&A	133

Total	$7,682

The employee terminations resulting from the mobile navigation strategy change resulted in a $83,000 severance-related charge in the fourth quarter of 2007. A roll-forward of the severance liability follows:

Year Ended December 31, 2007

Description	Amount
(in thousands)
Accrued severance, January 1	$—
Severance charge for 2007	83

Accrued severance, December 31	$83

(7)  Variable Interest Entity

Effective with the acquisition of PPL on October 20, 2006, the Company applied FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”, which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). FIN 46R addresses the application of ARB 51 to variable interest entities (“VIE”), and generally requires that assets, liabilities and results of activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary.

The Company’s financial statements for the year ended December 31, 2007 reflect the consolidation of a joint venture, Performance Products Nordic (“PPN”) in which PPL owns a 43% equity interest at December 31, 2007. This entity serves as PPL’s strategic marketer for the Nordic countries. Additionally, PPL had an outstanding loan to PPN of approximately $57,000 as of December 31, 2007. PPN had no other significant outstanding debt as of December 31, 2007 and has reported a cumulative net operating profit in its short history. Thus, PPN was determined to be a variable interest entity for which PPL was determined to be the primary beneficiary under FIN46R.

For the year ended December 31, 2007, the consolidation of PPN added approximately $96,000 to the Company’s net sales and increased the Company’s net earnings by approximately $6,000. As of December 31, 2007, the fair value of the assets of this joint venture was approximately $107,000 and the fair values of the associated liabilities and non-controlling interests totaled approximately $100,000.

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

(8)  Financing Arrangements

On January 31, 2002, the Company executed a three-year revolving credit agreement with three financial institutions, including LaSalle Bank National Association, as agent. In November 2005, the term of the agreement was amended to January 31, 2007. In October 2006, in connection with the PPL acquisition, the agreement was amended and restated for a five-year term and maximum loan limit of $53.6 million, including the $40 million revolver, a $7.0 million Term Loan and a $6.6 million delayed draw term loan. The delayed draw term loan was never activated and terminated in June 2007. Borrowings under the agreement were secured by substantially all of the assets of the Company.

The amended and restated loan agreement as of December 31, 2007 contained covenants on the following: tangible net worth, capital expenditures, EBITDA, Debt/EBITDA ratio, fixed charge coverage ratio, foreign investments and loans to PPL. During the fourth quarter of 2007, the Company did not meet the covenants for the debt/EBITDA ratio and fixed coverage ratio. However, the lenders agreed to waive the non-compliance as of December 31, 2007.

At December 31, 2007, the Company had interest bearing debt outstanding of $20.0 million, consisting of the $5.7 million term loan and $14.3 million borrowed under the revolving credit facility in the Company’s previous credit agreement. As of December 31, 2007, availability was approximately $17.9 million under the revolving credit facility based on the borrowing base formula.

Maximum borrowings outstanding at any month end were $27.4 million and $19.4 million in 2007 and 2006, respectively. Aggregate average daily borrowings outstanding were $19 million during 2007 and $4.4 million during 2006, with weighted average interest rates thereon of 7.8 percent and 8.1 percent, for 2007 and 2006, respectively.

Aggregate principal repayments of long-term debt excluding payments on capital lease obligations over the next five years as of December 31, 2007 are as follows:

Year	Term Loan	Revolver	Total

	(in thousands)
2008	$1,240	$—	$1,240
2009	1,370	—	1,370
2010	1,760	—	1,760
2011	1,320	14,295	15,615

	$5,690	$14,295	$19,985

On February 15, 2008, the Company entered into the Loan and Security Agreement (the “LSA”) with The Private Bank and Trust Company, as lender and agent, and RBS Citizens, N.A. for a $5.7 million term loan facility and a $40 million revolving credit facility, both of which mature on October 19, 2011. Borrowings under the term loan were used to pay off the balance and close the term loan from the Company’s previous credit agreement. Borrowings under the new revolving credit facility were used to pay off and close the previous revolving credit facility and for general corporate purposes. The LSA replaced the Company’s previous credit agreement.

Interest under the LSA is calculated based on the base rate (Prime or the Federal Funds Rate plus 0.5 percent per annum) or LIBOR, at the Company’s option, plus an applicable margin. The margin, which is currently 0.25 percent for the base rate loan and 1.75 percent for LIBOR loans, is determined based on the Company’s total debt to EBITDA ratio tested quarterly, commencing as of June 30, 2008. The revolving credit facility under the LSA is also subject to an unused line fee of 0.25 percent. Borrowings under the LSA are secured by substantially all of the assets of the Company except for equity interests in non-US subsidiaries.

The LSA allows the Company to pay dividends, repurchase its stock and pay earn-out proceeds associated with the acquisition of PPL up to $2.5 million during any calendar year. If the second earn-out payment to the former shareholders of PPL exceeds $1.5 million, the Company will request a covenant waiver from its lenders. Availability under the revolver is calculated based on a borrowing base formula including 75 percent of eligible accounts receivable, 60 percent of eligible inventory and 60 percent of open trade letters of credit, but it can be subject to reserves at the lenders discretion. Excess availability must be at least $3 million at all times. The LSA contains certain financial and other covenants including a fixed charge coverage ratio and a debt to EBITDA ratio. The term loan is subject to quarterly installment payments and mandatory prepayments based on certain asset sales and issuance of equity or debt.

(9)  Fair Value of Financial Instruments and Derivatives

The Company’s financial instruments include cash, cash surrender value of officers’ life insurance policies, accounts receivable, accounts payable, current portion of long-term debt, long-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The contract value/fair value of the letters of credit at December 31, 2007 was $3.6 million and at December 31, 2006 was $3.7 million. These letters of credit are only executed with major financial institutions, and full performance is anticipated.

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

The Company’s current hedging activity is limited to foreign currency purchases and an interest rate swap. The purpose of the foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The purpose of the interest rate swap is to fix the interest rate for the term of the revolving loan, thereby protecting the Company from future interest rate increases.

The Company hedges foreign exchange exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the instruments are carried at fair value in the Consolidated Balance Sheets as a component of current liabilities.

Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the year ended December 31, 2007. At December 31, 2007, the Company did not have any open foreign exchange contracts for U.S. dollars, pound sterling or euros. The carrying value of the interest rate swap, net of tax, totaled $89,000 at December 31, 2007.

(10)  Lease Transactions

The Company leases facilities and equipment under non-cancelable leases with remaining terms of one year or more. The terms of the agreements provide that the Company will pay certain operating expenses. The capital lease provides the Company with the option to purchase the related asset at the end of the respective initial lease terms. The gross amount and accumulated amortization of the capital lease at December 31, 2007 was $317,000 and $238,000, respectively. The present value of the capital lease was $90,000, less interest of $11,000.

Total minimum rental amounts committed in future years as of December 31, 2007 are as follows:

	Operating Lease	Capital Lease	Total

	(in thousands)
2008	$534	$72	$606
2009	534	18	552
2010	496	—	496
2011	217	—	217
2012	217	—	217
Thereafter	849	—	849

Total	$2,847	$90	$2,937

Total rental expense amounted to $658,000 in 2007, $466,000 in 2006 and $386,000 in 2005.

(11)  Shareholders’ Equity

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

(12)  Earnings Per Share

Basic and diluted earnings per common share are reported in conformity with Financial Accounting Standard No. 128, Earnings per Share (“SFAS 128”). Basic earnings per share excludes any dilution and is computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of common stock. If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings per share.

Earnings Per Share

	2007	2006	2005
	(in thousands)
Basic (loss) earnings per share:
Net (loss) earnings available to common shareholders	$(4,422)	$(1,630)	$11,984
Weighted-average shares outstanding	6,458	6,482	6,448

Basic (loss) earnings per share	$(0.68)	$(0.25)	$1.86

Diluted (loss) earnings per share:
Weighted-average shares outstanding	6,458	6,482	6,448
Dilutive shares issuable in connection with stock option plans (a)	—	—	590
Less: shares purchasable with option proceeds	—	—	(429)

Total	6,458	6,482	6,609

Diluted (loss) earnings per share	$(0.68)	$(0.25)	$1.81

(a)	Stock options to purchase 478 and 591 shares were not included in the calculation for diluted earnings per share for the year ended December 31, 2007 and 2006, respectively, as their effect would have been antidilutive.

(13)  Stock-Based Compensation

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

Effective January 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of January 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123R. The Company awarded stock-based compensation to employees, officers or directors during the twelve-month period ended December 31, 2007. The stock-based compensation expense for the twelve months ended December 31, 2007 and 2006 totaled $223,000 and $48,000, respectively. In accordance with SFAS 123R, results for 2005 and prior years have not been restated.

The Company estimates the fair value of the stock option on the grant date using the Black-Scholes-Merton option pricing model and assumptions for expected price volatility, option term and risk-free interest rate. Expected price volatilities are based on historical volatilities of the Company’s stock. The expected option term is derived from historical data on exercise behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions at December 31, 2007 and 2006 are shown in the following table:

	2007	2006
Risk-free interest rate	4.0 – 4.6%	4.0 – 4.3%
Expected life	10 years	10 years
Expected volatility	40 – 43%	41 – 43%

The effect on earnings and earnings per share if the fair value recognition provisions of SFAS 123R were applied to the twelve months ending December 31, 2005 is shown in the following table (in thousands):

Net earnings, as reported	$11,984

Deduct: Total stock-based employee compensation determined under fair value method based method for all awards, net of related tax	(68)

Pro-forma net earnings	$11,916

Net earnings per common share:
Basic—as reported	$1.86
Basic—pro forma	$1.85

Diluted—as reported	$1.81
Diluted—pro forma	$1.80

The Company has six Stock Option Plans—2002 Outside Directors Plan, 2000 Outside Directors Plan, 2000, 1998, 1997 and 1995 (“the Plans”). The Company’s 1997 and 1995 plans were terminated in accordance with the respective plan terms on March 13, 2007 and March 17, 2005. Under the terms of the Plans, the consideration received by the Company upon exercise of the options may be paid in cash or by the surrender and delivery to the

Company of previously owned shares of its common stock, or by a combination thereof. The optionee is credited with the fair market value of any stock surrendered and delivered as of the exercise date. Options become exercisable in annual 25 percent increments commencing twelve months after the date of grant.

A summary of certain provisions and amounts related to the Plans follows (in thousands):

	2002 Plan	2000 Plans	1998 Plan	1997 Plan	1995 Plan
	(in thousands)
Authorized, unissued shares originally available for grant	25	325	310	300	300
Granted	6	312	310	300	300
Shares available for grant at December 31, 2007	19	13	—	—	—
Options exercisable at December 31, 2007	6	144	261	40	30

A summary of the status of the Plans as of December 31, 2007, 2006 and 2005, and changes during the years ended on those dates is presented below:

	2007		2006		2005
	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price
Fixed Options
Outstanding at beginning of year	591	$6.13	601	$6.14	650	$6.19
Granted	195	10.78	—		10	7.56
Exercised	(68)	5.92	(10)	6.56	(44)	6.88
Cancellations and expirations	(34)		—	—	(15)

Outstanding at end of year	684	7.50	591	6.13	601	6.14
Options exercisable at year end	481		576		554
Weighted-average fair value of options granted during the year		$5.23		$—		$4.49

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Exercisable (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable (000)	Weighted Average Exercise Price
$4.01 to $5.00	52	$4.13	1.6	52	$4.13
$5.01 to $6.00	158	5.63	0.7	158	5.63
$6.01 to $7.00	146	6.35	2.8	146	6.35
$7.01 to $8.00	116	7.23	4.1	111	7.22
$8.01 to $9.00	7	8.39	4.2	7	8.39
$9.01 to $10.00	10	9.55	6.1	7	9.55
$10.01 to $11.00	195	10.78	9.2	—	—

Total	684	$7.50		481	$6.16

The remaining unused portion of granted stock options of $811,000 will be recognized as stock compensation cost over the next four years

(14)  Retirement Benefits

The Company has a tax-qualified retirement savings plan, the Cobra Electronics Corporation Profit Sharing and 401(k) Incentive Savings Plan (the “Plan”), under which participating employees may contribute up to the yearly statutory maximum into their Plan accounts. In addition, under the Plan, the Company matches amounts contributed by the participant up to a certain percent of earnings, not to exceed the statutory maximum. Plan match 401(k) expenses for 2007, 2006 and 2005 were $246,000, $275,000 and $217,000, respectively. The Plan also allows the Company to make discretionary profit sharing contributions to the Plan accounts for the benefit of participating employees for any calendar year in an amount determined by the Board of Directors. Plan profit sharing expenses for 2007, 2006 and 2005 were $0, $0 and $130,000, respectively. Non-U.S. defined contribution expenses amounted to $38,000 in 2007.

As of December 31, 2007 and 2006, deferred compensation of $6.3 million and $5.9 million, respectively, was recorded as a long-term liability. The current portion of the deferred compensation liability was included in accrued salaries and commissions, and amounted to $68,000 at December 31, 2007 and $68,000 at December 31, 2006. Deferred compensation obligations arise pursuant to outstanding key executive deferred compensation plans, most of which are non-qualified defined benefit arrangements. In the fourth quarter of 2005, the Company, using a 14 percent discount rate, recognized a $299,000 gain on the lump-sum settlement of deferred compensation paid to the estate of Jerry Kalov, the Company’s former president and chief executive officer. The liability is based on discounted future cash flows related to these arrangements. The discount rate used at December 31, 2007 and 2006 was 7 percent.

The cash surrender value of officers’ life insurance policies is classified on the balance sheet as a non-current asset. The cash value of officers’ life insurance policies is maintained to fund deferred compensation obligations and the aggregate death benefit to the Company at December 31, 2007 totaled $18.1 million.

(15)  Intangible Assets

Intangible assets consist of the following at December 31, 2007 and December 31, 2006:

	December 31
	2007	2006
	(in thousands)
Internal use software	$2,112	$1,813
Less accumulated amortization	(1,812)	(1,684)

	300	129

ERP internal software system	4,058	3,891
Less accumulated amortization	(1,353)	(786)

	2,705	3,105

Trademarks, tradenames and patents	6,142	5,923
Less accumulated amortization	(942)	(657)

	5,200	5,266

Product software, net of impairment	2,382	4,890
Less accumulated amortization, net of impairment	(1,467)	(1,312)

	915	3,578

Enigma database	1,460	1,460
Less accumulated amortization	(356)	(58)

	1,104	1,402

Noncompetition agreements	254	254
Less accumulated amortization	(102)	(17)

	152	237

Customer relationships	5,902	5,902
Less accumulated amortization	(719)	(116)

	5,183	5,786

Total	$15,559	$19,503

Product software impairment charges for the years ended December 31, 2007 and 2006 totaled $2.6 million and $2.8 million, respectively. The product software asset and accumulated amortization shown above are presented net of the respective impairment charges.

The anticipated amortization expense of intangible assets over the next 5 years is $2.5 million in 2008, $2.4 million in 2009, $1.9 million in 2010, $1.6 million in 2011 and $1.4 million in 2012.

(16)  Commitments and Contingencies

The Company is subject to various unresolved legal actions, which arise in the normal course of its business. None of these matters is expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters can not be determined at this time.

The Company warrants to the consumer who purchases its products that it will repair or replace, without charge, defective products within a specified time period, generally one year. The Company also has a return policy for its customers that allow them to return, to the Company, products returned to them by their customers for full or partial credit based on when the Company’s customer last purchased these products. Consequently, it maintains a warranty reserve, which reflects historical warranty return rates by product category multiplied by the most recent six months of unit sales of that model and the unit standard cost of the model. A roll-forward of the warranty reserve is as follows:

	2007	2006	2005
	(in thousands)
Accrued product warranty costs, January 1	$1,963	$1,618	$1,277
Warranty provision	4,304	3,873	2,914
Warranty expenditures	(2,827)	(3,528)	(2,573)

Accrued product warranty costs, December 31	$3,440	$1,963	$1,618

The increase in the accrued warranty reserve from the prior year-end is mainly due to the $1.6 million charge resulting from the Company’s change in its North American mobile navigation strategy.

At December 31, 2007 and 2006, the Company had outstanding inventory purchase orders with suppliers totaling approximately $17.8 million and $27.0 million, respectively.

(17)  Inventory Valuation Reserves

The Company maintains a liquidation reserve representing the write-down of returned product from its customers to its net realizable value. Returned inventory is either sold to various liquidators or returned to vendors for partial credit against similar, new models. The decision to sell or return products to vendors depends upon the estimated future demand for the models. Judgments are made as to whether various models are to be liquidated or returned to the vendor, taking into consideration the liquidation prices expected to be received and the amount of the vendor credit. The amount of the reserve is determined by comparing the cost of each unit returned to the estimated amount to be realized upon each unit’s disposition, either from returning the unit to the vendor for partial credit towards the cost of new, similar product or liquidating the unit. This reserve can fluctuate significantly from quarter to quarter depending upon quantities of returned inventory on hand and the estimated liquidation price or vendor credit per unit. A roll-forward of the liquidation reserve is as follows:

	2007	2006	2005
	(in thousands)
Liquidation reserve, January 1	$1,112	$874	$715
Liquidity provision	7,339	4,115	5,776
Liquidation of models	(5,756)	(3,877)	(5,617)

Liquidation reserve, December 31	$2,695	$1,112	$874

The increase in the inventory liquidation reserve from the prior year-end is mainly due to the $1.4 million charge resulting from the Company’s change in its North American mobile navigation strategy.

The Company maintains a net realizable value (“NRV”) reserve to write-down, as necessary, certain inventory not previously sold to customers, except for that covered by the liquidation reserve discussed above, below cost. The reserve includes models where it is determined that the NRV is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models are to be included in the reserve and the estimated net realizable value of such models. The estimated realizable value of each model is the per unit price that it is estimated to be received if the model was sold in the marketplace. This reserve will vary depending upon the specific models selected, the estimated NRV for each model and quantities of each model that are determined will be sold below cost from quarter to quarter. A roll-forward of the NRV reserve is as follows:

	2007	2006	2005
	(in thousands)
Net realizable reserve, January 1	$736	$509	$506
NRV provision	4,121	3,426	1,660
NRV write-offs	(3,243)	(3,199)	(1,657)

Net realizable reserve, December 31	$1,614	$736	$509

The increase in the NRV reserve from the prior year-end is mainly due to the $676,000 charge resulting from the Company’s change in its North American mobile navigation strategy.

(18)  Stockholder Rights Plan

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

Under the terms of the Plan, each share of common stock is accompanied by one right; each right entitles the shareholder to purchase from the Company one one-hundredth of a newly issued share of Series A Junior Preferred Stock, par value $1 per share, of the Company at an exercise price of $35. The rights become exercisable 10 days after a public announcement that an Acquiring Person (as defined in the Plan) has become the beneficial owner of 15 percent or more of the outstanding shares of the Company (the “Stock Acquisition Date”) or 10 business days after the commencement of a tender or exchange offer that would result in a person beneficially owning 15 percent or more of such shares. The Company can redeem the rights for $0.01 per right at any time until the earlier of 10 days following the Stock Acquisition Date or the final expiration of the rights. The rights will expire on November 5, 2011, unless redeemed earlier by the Company.

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

(19)  Allowance for Claims and Doubtful Accounts

The following table shows the activity in the allowance for claims and doubtful accounts:

	2007	2006	2005
	(in thousands)
Balance, January 1	$282	$275	$270
Provision for claims and doubtful accounts	28	84	206
Write-offs, less recoveries	(105)	(77)	(201)

Balance, December 31	$205	$282	$275

(20)  Other Income (Expense)

The following table shows the components of other income (expense):

	2007	2006	2005
	(in thousands)
Life insurance proceeds	$—	$—	$7,244
Gain on sale of land	—	—	1,916
Deferred compensation payout	—	—	299
Interest income	41	258	402
Exchange gain (loss)	705	(199)	33
Other—net	343	4	257

	$1,089	$63	$10,151

(21)  Subsequent Events

The Company refinanced its senior debt on February 15, 2008 to secure more favorable pricing and terms. Refer to Note 8 Financing Arrangements for a detailed description.

The Board of Directors declared an annual cash dividend of $0.16 per share on February 21, 2008. This dividend is payable on April 25, 2008 to shareholders of record on April 11, 2008.

Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31		June 30		September 30		December 31
	2007	2006	2007	2006	2007	2006	2007	2006
	(in thousands, except per share amounts)
Net sales	$32,036	$25,307	$39,215	$39,586	$39,283	$35,548	$45,401	$53,254
Cost of sales	23,948	20,285	30,835	35,413	29,550	28,511	40,201	39,533
Gross profit	8,088	5,022	8,380	4,173	9,733	7,037	5,200	13,721
Selling, general and administrative expense	9,036	6,588	9,632	8,117	9,716	6,850	11,250	11,065
(Loss) earnings from operations	(948)	(1,566)	(1,252)	(3,944)	17	187	(6,050)	2,656
Interest expense	319	34	411	25	419	25	506	395
Other income (expense)	257	(62)	358	(75)	212	222	262	(22)
Tax (benefit) provision	(298)	(535)	(874)	(1,358)	(596)	11	(2,628)	432
Minority interest	(8)	—	(3)	—	(2)	—	(6)	4
Net (loss) earnings	(720)	(1,127)	(434)	(2,686)	404	373	(3,672)	1,811

Net (loss) earnings per share (a)
Basic	$(0.11)	$(0.17)	$(0.07)	$(0.41)	$0.06	$0.06	$(0.57)	$0.28
Diluted	(0.11)	(0.17)	(0.07)	(0.41)	0.06	0.06	(0.57)	0.27

Weighted average shares outstanding
Basic	6,438	6,489	6,454	6,489	6,469	6,489	6,471	6,459
Diluted	6,438	6,489	6,454	6,489	6,576	6,677	6,471	6,662

Stock price:
High	$10.95	$14.00	$10.72	$12.49	$10.06	$11.45	$6.75	$10.42
Low	8.75	10.06	9.16	9.04	6.14	8.04	4.11	8.02
End of quarter	10.36	10.59	9.76	9.43	6.74	8.51	4.85	9.56

Trading volume	505	4,711	441	2,185	473	848	1,073	1,003

(a)	The sum of the quarterly net earnings per share amounts may not equal the annual amount because net earnings per share are calculated independently for each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cobra Electronics Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cobra Electronics Corporation (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cobra Electronics Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 31, 2008

Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Company’s auditors regarding accounting or financial disclosure matters.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15 d-15(e) under the Exchange Act), to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures have also been designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

During 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2007.

Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors	and Executive Officers of the Registrant

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2007 fiscal year, and such information is hereby incorporated by reference.

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

Additional information concerning Cobra’s executive officers is included under Executive Officers of the Registrant in Part I, Item 4A.

Item 11.  Executive Compensation

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2007 fiscal year, and such information, provided that the Compensation Committee Report shall not be deemed “filed” in this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table provides information about stock options outstanding and shares available for future awards under all of Cobra’s equity compensation plans. The information is as of December 31, 2007. Cobra Electronics has not made any grants outside of its equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation Plans approved by Security holders	662,796	$7.51	3,068	(1)
Equity compensation plans not approved by security holders	21,000	7.22	0	(2)

Total	683,796	7.50	3,068

(1)	Represents shares from the 2000 Plan.
(2)	The 29,000 shares available or issued under these plans may not be issued to directors prior to the approval of the plans by security holders.

Set forth below is a brief description of the material features of each of the Company’s equity compensation plans that was adopted without the approval of the Company’s shareholders and that were in effect at December 31, 2007.

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

***

Other information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2007 fiscal year, and such information is hereby incorporated by reference.

Performance Graph

The following Performance Graph compares the yearly percentage change in the Company’s cumulative total shareholder return on the Company’s Common Stock for the five-year period, December 31, 2002 to December 31, 2007, with the percentage change in the cumulative total return for the Russell 2000 Index (the “Russell Index”), and a peer group of companies selected by the Company.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cobra Electronics, The Russell 2000 Index

And A Peer Group

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Item 13.  Certain Relationships and Related Transactions

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2007 fiscal year, and such information is hereby incorporated by reference.

Item 14.  Principal Accountant Fees and Services

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2007 fiscal year, and such information is hereby incorporated by reference.

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

Dated: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ JAMES R. BAZET James R. Bazet	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL SMITH Michael Smith	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ GERALD M. LAURES Gerald M. Laures	Vice President—Finance and Corporate Secretary (Principal Accounting Officer)

/s/ WILLIAM P. CARMICHAEL William P. Carmichael	Director

/s/ CARL KORN Carl Korn	Director and Chairman of the Board

/s/ JOHN S. LUPO John S. Lupo	Director

/s/ IAN R. MILLER Ian R. Miller	Director

/s/ S. SAM PARK S. Sam Park	Director

/s/ ROBERT P. ROHLEDER Robert P. Rohleder	Director

Dated: March 31, 2008

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2-1	Share Purchase Deed dated October 14, 2006 among Cobra Electronics UK Limited, Performance Products Limited and the shareholders of Performance Products Limited - Filed as Exhibit No. 2-1 to the Registrant’s Current Report on Form 8-K dated October 19, 2006 (File No. 0-511), and hereby incorporated by reference.

3-1	Restated Certificate of Incorporation, as amended October 28, 1998 - Filed as Exhibit No. 3(i) to the Registrant’s Form 10-K for the year ended December 31, 1998 (File No. 0-511), and hereby incorporated by reference.

3-2 *	Amended and Restated Bylaws, as amended December 6, 2007

3-3	Certificate of Designation of Series A Junior Participating Preferred Stock of Cobra Electronics Corporation pursuant to Section 151 of the General Corporation Law of the State of Delaware – Filed as Exhibit No. 3(iii) to the Registrant’s Form 10-K for the year ended December 31, 2001 (File No. 0-511), and hereby incorporated by reference.

4	Rights Agreement dated as of October 24, 2001 between Cobra Electronics Corporation and American Stock Transfer & Trust Company, as Rights Agent — Filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated October 25, 2001 (File No. 0-511), and hereby incorporated by reference.

10-1 #	Deferred Compensation Plan dated as of December 23, 1992 – Filed as Exhibit No. 10-19 to the Registrant’s Form 10-K for the year ended December 31, 1992 (File No. 0-511), and hereby incorporated by reference.

10-2 #	1995 Key Employees Nonqualified and Incentive Stock Option Plan — Filed as Exhibit No. 10-23 to the Registrant’s Form 10-K for the year ended December 31, 1995 (File No. 0-511), and hereby incorporated by reference.

10-3 #	Employment Agreement between Cobra Electronics Corporation and Anthony Mirabelli dated January 31, 1997 - Filed as Exhibit No. 10-29 to the Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-511), and hereby incorporated by reference.

10-4	Termination of Safe Harbor Lease between Cobra Electronics Corporation and the Department of Transportation of Maryland dated as of November 15, 1996 - Filed as Exhibit No. 10-30 to the Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-511), and hereby incorporated by reference.

10-5 #	1998 Stock Option Plan, as amended — Filed as Exhibit 99.1 to the Registration Statement on Form S-8 of the Registrant dated September 16, 1998 (File No. 333-63501), and hereby incorporated by reference.

10-6 #	Cobra Electronics Corporation Executive Deferred Compensation Plan dated May 11, 1999 — Filed as Exhibit No. 10-14 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10-7 #	Cobra Electronics Corporation Deferred Compensation Plan For Select Executives dated December 21, 1999 — Filed as Exhibit No. 10-15 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10-8 #	Cobra Electronics Corporation Executive Retirement Trust dated May 11, 1999 between Cobra Electronics Corporation and Gerald Laures, as trustee, for the benefit of James Bazet dated May 11, 1999 — Filed as Exhibit No. 10-16 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10-9 #	Employment Agreement addendum between Cobra Electronics Corporation and Anthony Mirabelli dated April 22, 1999 - Filed as Exhibit No. 10-17 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000 (File No. 0-511), and hereby incorporated by reference.

Exhibit Number	Description of Document
10-10 #	2000 Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25, 2000 (File No. 333-42164), and hereby incorporated by reference.

10-11 #	2000 Outside Directors Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25, 2000 (File No. 333-42166), and hereby incorporated by reference.

10-12 #	Cobra Electronics Corporation 2002 Deferred Compensation Plan for Select Executives—Filed as Exhibit No. 10-22 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-511), and hereby incorporated by reference.

10-13 #	2002 Outside Directors Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated June 24, 2002 (File No. 333-91078), and hereby incorporated by reference.

10-14 #	Employment Agreement between Cobra Electronics Corporation and Michael Smith dated December 20, 2002—Filed as Exhibit No. 10-25 to the Registrant’s Form 10-K for the year ended December 31, 2002 (File No. 0-511), and hereby incorporated by reference.

10-15	License Agreement, dated May 10, 2002, by and between Rand McNally & Company and Cobra Electronics Corporation, including Amendment No. 1 thereto—Filed as Exhibit No. 10-27 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-511), and hereby incorporated by reference. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

10-16 #	Employment Agreement between Cobra Electronics Corporation and James R. Bazet dated May 25, 2004—Filed as Exhibit No. 10-29 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 0-511), and hereby incorporated by reference.

10-17 #	Executive Bonus structure for 2005—Filed as Exhibit No. 10-30 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (File No. 0-511), and hereby incorporated by reference.

10-18 #	Employment Agreement between Cobra Electronics Corporation and Michael Smith dated November 10, 2005—Filed as Exhibit No. 10-1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005 (File No. 0-511), and hereby incorporated by reference.

10-19 #	Executive Bonus structure for 2006—Filed under Item 1.01 as Exhibit No. 10-30 to the Registrant’s Current Report on Form 8-K dated February 28, 2006 (File No. 0-511), and hereby incorporated by reference.

10-20	Settlement Agreement and Release between Horizon Navigation, Inc. and Cobra Electronics Corporation dated December 30, 2005—Filed as Exhibit No. 10-33 to the Registrant’s Form 10-K for the year ended December 31, 2005 (File No. 0-511), and hereby incorporated by reference. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

10-21	Technology Patent License Agreement between TeleAtlas North America, Inc. and Cobra Electronics Corporation dated March 31, 2006—Filed as Exhibit No. 10-1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006 (File No. 0-511), and hereby incorporated by reference. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

Exhibit Number	Description of Document
10-22	Amended and Restated Loan and Security Agreement dated as of October 19, 2006 by and among LaSalle Bank National Association, as Lender and as Agent, for the lenders and Cobra Electronics Corporation—Filed as Exhibit No. 10-1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 0-511), and hereby incorporated by reference.

10-23 #	Executive Bonus structure for 2007—Filed as Exhibit No. 10-1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007 (File No. 0-511), and hereby incorporated by reference.

10-24 #	Stock Sales Plan for President and CEO—Filed as Exhibit No. 99-1 to the Registrant’s Form 8-K dated May 14, 2007 (File No. 0-511), and hereby incorporated by reference.

10-25	Waiver and Amendment No. 1 to the Amended and Restated Loan and Security Agreement—Filed as Exhibit No. 10-1 to the Registrant’s Current Report on Form 8-K dated August 1, 2007 (File No. 0-511), and hereby incorporated by reference.

10-26 *#	Employment Agreement between Cobra Electronics Corporation and Michael Smith dated December 21, 2007.

10-27	Loan and Security Agreement with The Private Bank and Trust and RBS Citizens N.A.—Filed as Exhibit No. 10-1 to the Registrant’s Current Report on Form 8-K dated February 22, 2008 (File No. 0-511), and hereby incorporated by reference

14-1	Cobra Electronics Code of Business Conduct and Ethics For Officers, Senior Financial Accounting and Financial Personnel and Directors adopted February 22, 2006—Filed as Exhibit No. 14-1 to the Registrant’s Current Report on Form 8-K dated February 22, 2006 (File No. 0-511), and hereby incorporated by reference.

23-1 *	Consent of Grant Thornton LLP dated March 27, 2008.

31-1 *	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer.

31-2 *	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer.

32-1 *	Section 1350 Certification of the Chief Executive Officer.

32-2 *	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith.
#	Executive compensation plan or arrangement.