Form 10-Q
period 2008-03-31
COBRA ELECTRONICS CORP
filed 2008-05-14
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Number of shares of Common Stock of Registrant outstanding as of May 9, 2008: 6,471,280

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statements of Operations—Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2008	2007
Net sales	$28,858	$32,036
Cost of sales	19,942	23,948

Gross profit	8,916	8,088
Selling, general and administrative expense	8,307	9,036

Earnings (loss) from operations	609	(948)
Interest expense	303	319
Other (expense) income	(192)	257

Earnings (loss) before income taxes	114	(1,010)
Tax provision (benefit)	26	(298)
Minority interest	(7)	(8)

Net earnings (loss)	$81	$(720)

Net earnings (loss) per common share:
Basic	$0.01	$(0.11)
Diluted	$0.01	$(0.11)
Weighted average shares outstanding:
Basic	6,471	6,438
Diluted	6,474	6,438
Dividends declared per common share	$0.16	$0.16

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets—Unaudited

(In Thousands)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$6,245	$1,860
Receivables, net of allowance for claims and doubtful accounts of $262 in 2008 and $205 in 2007	21,789	26,804
Inventories, primarily finished goods, net	32,920	33,054
Deferred income taxes	8,903	8,715
Prepaid assets	1,846	1,568
Other current assets	2,903	3,338

Total current assets	74,606	75,339

Property, plant and equipment, at cost:
Buildings and improvements	5,442	5,442
Tooling and equipment	21,680	21,554

	27,122	26,996

Accumulated depreciation	(20,962)	(20,423)
Land	230	230

Property, plant and equipment, net	6,390	6,803

Other assets:
Cash surrender value of officers’ life insurance policies	3,931	4,280
Goodwill	11,997	11,997
Intangible assets	14,858	15,559
Other assets	292	340

Total other assets	31,078	32,176

Total assets	$112,074	$114,318

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Balance Sheets—Unaudited

(In Thousands Except Share Data)

	March 31, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,240	$1,240
Accounts payable	7,343	7,273
Accrued salaries and commissions	810	847
Accrued advertising and sales promotion costs	1,623	2,093
Accrued product warranty costs	2,260	3,440
Accrued income taxes	900	266
Other accrued liabilities	4,159	4,505

Total current liabilities	18,335	19,664

Non-current liabilities:
Long-term bank debt, net of current maturities	18,445	18,745
Deferred compensation	6,488	6,320
Deferred income taxes	3,654	3,772
Other long-term liabilities	482	679

Total non-current liabilities	29,069	29,516

Total liabilities	47,404	49,180
Commitments and contingencies	—	—
Minority interest	30	23

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized - none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized - 7,039,100 issued for 2008 and 2007	2,345	2,345
Paid-in capital	20,166	20,101
Retained earnings	45,225	46,179
Accumulated comprehensive income	741	327

	68,477	68,952
Treasury stock, at cost (567,820 shares for 2008 and 567,820 shares for 2007)	(3,837)	(3,837)

Total shareholders’ equity	64,640	65,115

Total liabilities and shareholders’ equity	$112,074	$114,318

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Condensed Consolidated Statement of Cash Flows—Unaudited

(In Thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$81	$(720)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	1,694	1,566
Deferred income taxes	(306)	(219)
Loss (gain) on cash surrender value (CSV) life insurance	349	(69)
Stock-based compensation	65	48
Tax benefit from stock options exercised	—	19
Minority interest	7	8

Changes in assets and liabilities:
Receivables	5,015	3,991
Inventories	134	(878)
Other current assets	(5)	(885)
Accounts payable	70	4,315
Accrued income taxes	634	(1,488)
Accrued liabilities	(2,033)	(1,848)
Deferred compensation	168	209
Deferred income	(112)	(243)
Other long-term liabilities	(197)	(163)

Net cash provided by operating activities	5,564	3,643

Cash flows from investing activities:
Capital expenditures	(110)	(382)
Intangible assets	(143)	(561)

Net cash used in investing activities	(253)	(943)

Cash flows from financing activities :
Bank borrowings	(300)	(178)
Transactions related to exercise of stock options, net	—	82
Dividends payable	(1,035)	(1,031)

Net cash used in financing activities	(1,335)	(1,127)

Effect of exchange rate changes on cash and cash equivalents	409	110

Net increase in cash	4,385	1,683
Cash at beginning of period	1,860	1,878

Cash at end of period	$6,245	$3,561

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$316	$327
Income taxes, net of refunds	$(135)	$1,818

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

(Unaudited)

The condensed consolidated financial statements included herein have been prepared by Cobra Electronics Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Condensed Consolidated Balance Sheet as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — The Company is a leading designer and marketer of two-way mobile communication products under the COBRA® brand name in the United States, Canada and Europe, holding the number one or strong number two position in each of its longstanding product lines and targeting a similar position for marine VHF radios and power inverters. The Company’s UK-based subsidiary, Performance Products Limited (“PPL”) is a designer and marketer of consumer electronics principally in the United Kingdom and elsewhere in Europe, including GPS-enabled speed camera detection systems and personal navigation devices under the SNOOPER® brand name and also markets a data base of speed camera locations. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong and South Korea. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated financial statements also include a variable interest entity (“VIE”) of which PPL is the primary beneficiary. Except as otherwise set forth herein, the consolidated entities are collectively referred to as the “Company”. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates in two business segments, Cobra Consumer Electronics (“Cobra”) and Performance Products Limited (“PPL”); refer to Note 3 Segment Information for more detail.

(2) NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”) as it relates to financial assets and liabilities. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, which states that SFAS No. 13, Accounting for Leases (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations (“SFAS 141”) or SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets, had no impact on the financial statements. Management is currently evaluating the potential impact of SFAS 157, as it relates to nonfinancial assets and liabilities, on the financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Inputs that are both significant to the fair value measurement and unobservable.

As of March 31, 2008, the Company had a derivative contract (interest rate swap) that was valued using quoted market prices. This financial instrument is exchange-traded and is classified within Level 2 of the fair value hierarchy because the exchange is not deemed to be an active market. As of March 31, 2008, the fair value of the interest rate swap was $376,000.

In March 2008, the FASB issued SFAS NO. 161, Disclosures about Derivative Instruments and Hedging Activities – and amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for the Company on January 1, 2009. Earlier adoption of SFAS 161, and separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the financial statements.

(3) SEGMENT INFORMATION

The Company operates in two business segments (1) Cobra and (2) PPL. The Cobra segment is comprised of Cobra Electronics Corporation, Cobra Hong Kong Limited (“CHK”) and Cobra Electronics Europe Limited (“CEEL”). The PPL segment includes Cobra Electronics U.K. Limited (“CEUK”) and its wholly-owned subsidiary Performance Products Limited. The Company has separate sales departments and distribution channels for each segment, which provide segment-exclusive product lines to all customers for that segment. Currently, intersegment sales are not material.

The tabular presentation below summarizes the financial information by business segment for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(in thousands)
Net sales	$24,576	$4,282	$28,858	$28,946	$3,090	$32,036
Cost of sales	17,592	2,350	19,942	22,197	1,751	23,948

Gross profit	6,984	1,932	8,916	6,749	1,339	8,088
Selling, general and administrative expense	6,971	1,336	8,307	7,730	1,306	9,036

Earnings (loss) from operations	13	596	609	(981)	33	(948)
Interest expense	303	—	303	270	49	319
Other income (expense)	(376)	184	(192)	106	151	257

(Loss) income before income taxes	(666)	780	114	(1,145)	135	(1,010)
Tax (benefit) expense	(92)	118	26	(448)	150	(298)
Minority interest	—	(7)	(7)	—	(8)	(8)

Net (loss) earnings	$(574)	$655	$81	$(697)	$(23)	$(720)

There have been no differences in the basis of segmentation or the basis of measurement.

(4) MOBILE NAVIGATION STRATEGY CHANGE

The Company’s decision to change its North American mobile navigation strategy resulted in a $7.7 million charge in the fourth quarter of 2007. This strategy change limits the future development of mass market mobile navigation products in North America to unique mobile navigation products sold into niche markets with specialized and focused distribution and employs lower cost sourcing arrangements utilizing the platform of the Company’s PPL subsidiary or that of other qualified vendors. The Company does not expect future costs to exceed the previously established reserves. The mobile navigation strategy change reserve at March 31, 2008 totaled $2.2 million.

(5) FINANCING ARRANGEMENTS

The Company has entered into a Loan and Security Agreement (the “LSA”) with The PrivateBank and Trust Company, as lender and agent, and RBS Citizens, N.A., as lender, for a $5.7 million term loan facility and a $40 million revolving credit facility, both of which mature on October 19, 2011. At March 31, 2008, the Company had interest bearing debt outstanding of $19.7 million, consisting of the $5.4 million term loan and $14.3 million on the revolver.

Interest under the LSA is calculated based on the base rate (Prime or the Federal Funds Rate plus 0.5 percent per annum) or LIBOR, at the Company’s option, plus an applicable margin. The margin, which is currently 0.25 percent for the base rate loan and 1.75 percent for LIBOR loans, is determined based on the Company’s total debt to EBITDA ratio tested quarterly, commencing as of June 30, 2008. The revolving credit facility under the LSA is also subject to an unused line fee of 0.25 percent. Borrowings under the LSA are secured by substantially all of the assets of the Company except for equity interests in non-US subsidiaries. The weighted average interest rate for the first quarter of 2008 was 6.3%.

The LSA allows the Company to pay dividends, repurchase its stock and pay earn-out proceeds associated with the acquisition of PPL up to $2.5 million during any calendar year. If the second earn-out payment to the former shareholders of PPL were to exceed $1.5 million, the Company would be required to request a covenant waiver from its lenders. Availability under the revolver is calculated based on a borrowing base formula including 75 percent of eligible accounts receivable, 60 percent of eligible inventory and 60 percent of open trade letters of credit, but it can be subject to reserves at the lenders’ discretion. Excess availability must be at least $3 million at all times.

The LSA contains certain financial and other covenants including a fixed charge coverage ratio and a debt to EBITDA ratio. The term loan is subject to quarterly installment payments and mandatory prepayments based on certain asset sales and issuance of equity or debt.

(6) EARNINGS/LOSS PER SHARE

	Three Months Ended March 31,
	2008	2007
	(In Thousands, Except Share Data)
Basic earnings (loss) per share:
Net earnings (loss) available to common shareholders	$81	$(720)
Weighted-average shares outstanding	6,471,280	6,437,678

Basic earnings (loss) per share	$0.01	$(0.11)

Diluted earnings (loss) per share:
Weighted-average shares outstanding	6,471,280	6,437,678
Dilutive shares issuable in connection with stock option plans (a)	51,516	—
Less: shares purchasable with option proceeds	(48,851)	—

Total	6,473,945	6,437,678

Diluted earnings (loss) per share	$0.01	$(0.11)

(a)	Stock options to purchase 576,700 shares were not included in the calculation for dilutive loss per share for the three months ended March 31, 2007, as the effect would have been antidilutive.

(7) COMPREHENSIVE EARNINGS/LOSS

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
Net earnings (loss)	$81	$(720)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment (no tax affect)	270	78
Interest rate swap (net of tax)	144	(50)

Total comprehensive earnings (loss)	$495	$(692)

(8) COMMITMENTS AND CONTINGENCIES

The Company is subject to various unresolved legal actions, which arise in the normal course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters could result in a change in the Company’s estimate of its liability for these matters.

The Company warrants to the consumer who purchases its products that it will repair or replace, without charge, defective products within a specified time period, generally one year. The Company also has a return policy for its customers that allows customers to return to the Company products returned to them by their customers for full or partial credit based on when the Company’s customer last purchased these products. Consequently, it maintains a warranty reserve, which reflects historical warranty returns rates by product category multiplied by the most recent six months of unit sales of that model and the unit standard cost of the model. A roll-forward of the warranty reserve follows:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007
	(In Thousands)
Accrued product warranty costs, beginning of period	$3,440	$1,963
Warranty provision	759	4,304
Warranty expenditures	(1,939)	(2,827)

Accrued product warranty costs, end of period	$2,260	$3,440

The decrease in the accrued warranty reserve was mainly due to the mobile navigation warranty reserve which declined to $1.2 million at March 31, 2008 from $2.1 million at December 31, 2007 as a result of returns received during the first quarter of 2008.

At March 31, 2008 and 2007, the Company had outstanding inventory purchase orders with suppliers totaling approximately $18.0 million and $35.2 million, respectively. This decrease in purchase commitments reflects improved vendor performance, lower two-way radio demand and the mobile navigation strategy change.

(9) INVENTORY VALUATION RESERVES

The Company maintains a liquidation reserve representing the write-down of returned product from its customers to its net realizable value. Returned inventory is either sold to various liquidators or returned to vendors for partial credit against similar, new models. The decision to sell or return products to vendors depends upon the estimated future demand for the models. Judgments are made as to whether various models are to be liquidated or returned to the vendor, taking into consideration the liquidation prices expected to be received and the amount of the vendor credit. The amount of the reserve is determined by comparing the cost of each unit returned to the estimated amount to be realized upon each unit’s disposition, either from returning the unit to the vendor for partial credit towards the cost of new, similar product or liquidating the unit. This reserve can fluctuate significantly from quarter to quarter depending upon quantities of returned inventory on hand and the estimated liquidation price or vendor credit per unit. A roll-forward of the liquidation reserve follows:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007
	(In Thousands)
Liquidation reserve, beginning of period	$2,695	$1,112
Liquidation provision	1,735	7,339
Liquidation of models	(2,950)	(5,756)

Liquidation reserve, end of period	$1,480	$2,695

The decrease in the inventory liquidation reserve was mainly due to the mobile navigation reserve which declined to $345,000 at March 31, 2008 from $1.9 million at December 31, 2007 as a result of the returns received during the first quarter of 2008.

The Company maintains a net realizable value (“NRV”) reserve to write-down, as necessary, certain finished goods, except for those goods covered by the previously discussed liquidation reserve, below cost. The reserve includes models where it is determined that the estimated realizable value is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models are to be included in the reserve and the NRV of such models. The estimated NRV of each model is the per unit price that is estimated to be received if the model were sold in the marketplace.

This reserve will vary depending upon the specific models selected, the estimated NRV for each model and quantities of each model that are determined will be sold below cost from quarter to quarter. A roll-forward of the NRV reserve follows:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007
	(In Thousands)
Net realizable reserve, beginning of period	$1,614	$736
NRV provision	278	4,121
NRV write-offs	(1,386)	(3,243)

Net realizable reserve, end of period	$506	$1,614

The $1.1 million decrease in the NRV reserve is due to the first quarter sales of mobile navigation products that were fully reserved for at December 31, 2007.

(10) OTHER INCOME/EXPENSE

The following table shows the components of other income/expense:

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
Interest income	9	11
CSV (loss) gain	(349)	69
Exchange gain (loss)	173	84
Other - net	(25)	93

	$(192)	$257

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary

The Company had net earnings in the first quarter 2008 of $81,000, or $0.01 per diluted share, compared to a net loss of $720,000 or $0.11 per share, for same period in 2007.

For the first quarter of 2008, the Company reported a $3.1 million decrease in net sales to $28.9 million from $32.0 million in 2007. A $1.2 million increase in PPL net sales was offset by a $4.4 million decline in Cobra segment net sales. The increase in PPL’s net sales was due mainly to strong sales of personal navigation products, as a full complement of these products was available for sale, as well as the sale of encrypted SD cards containing the Company’s photo enforcement database for use in smart phones. The majority of Cobra’s sales decline was in domestic sales of two-way radio, Citizens Band radio and detection products, as well as in mobile navigation sales as the Company’s strategy change in this product line was executed.

The Company’s 2008 gross margin increased to 30.9 percent from 25.2 percent in 2007, reflecting higher Cobra and PPL gross margins. Cobra segment gross margin increased to 28.4 percent from 23.3 percent in 2007 due mainly to higher gross margins for two-way radio, Citizens Band radio, detection and mobile navigation products. PPL’s gross margin increased to 45.1 percent from 43.3 percent in 2007.

The Company’s selling, general and administrative expense decreased by $729,000, with most of the decrease due to lower Cobra segment expenses. While interest expense fell slightly from 2007, there was other expense in 2008 of $192,000 compared to other income in 2007 of $257,000. The other expense in 2008 was due primarily to a sizable loss on the cash surrender value of life insurance resulting from financial market declines compared to a gain in 2007. The income tax expense for 2008 reflected a 22.8 percent effective tax rate compared to an effective tax rate of 29.5 percent for 2007. The lower effective tax rate for 2008 was due to mix based on higher projected taxable income in foreign jurisdictions as well as a 2 point decline in the United Kingdom’s corporate tax rate effective April 2008.

First Quarter 2008 Compared to First Quarter 2007

The following table contains sales and pre-tax profit (loss) after eliminating intercompany accounts by business segment for the three-month period ending March 31, 2008 and March 31, 2007.

	2008		2007		2008 vs. 2007 Increase (Decrease)
	(in thousands)
Business Segment	Net Sales	Pre-tax Profit (Loss)	Net Sales	Pre-tax Profit (Loss)	Net Sales	Pre-tax Profit (Loss)
Cobra	$24,576	$(666)	$28,946	$(1,145)	$(4,370)	$479
PPL	4,282	780	3,090	135	1,192	645

Total Company	$28,858	$114	$32,036	$(1,010)	$(3,178)	$1,124

Cobra Business Segment

Cobra’s net sales decreased in 2008 by $4.4 million, or 15.1 percent, to $24.6 million from $28.9 million in 2007. During the fourth quarter of 2007, the Company announced a change in its mass market mobile navigation strategy in North America. As part of this change in strategy, all future development of mass marketed mobile navigation products ceased with future efforts limited to unique mobile navigation products sold into niche markets with specialized and focused distribution. When such products are launched, lower cost sourcing arrangements utilizing the PPL platform or that of other qualified vendors will be employed. Accordingly, some of the decrease in net sales was due to lower mobile navigation/GPS product net sales as a result of this change in strategy. However, most of the sales decrease was in Cobra’s other products as reflected below:

	Mobile Navigation/ GPS Products Net Sales	Other Products Net Sales	Total Net Sales
	(in thousands)
2008	$1,123	$23,453	$24,576
2007	1,593	27,353	28,946

Increase (decrease)	$(470)	$(3,900)	$(4,370)

Net sales of other products declined by $3.9 million, or 14.3 percent, to $23.5 million from $27.4 million in 2007. Most of the decline was due to lower domestic sales of two-way radio, Citizens Band radio and detection products. Two-way radio sales fell principally because of the reduction in the number of SKUs at a major retailer as well as an overall sales decline in the two-way category. Somewhat offsetting this decline was strong two-way radio sales in Canada and Europe. Citizens Band radios sales declined as rising fuel costs and poor economic conditions negatively affected discretionary spending by professional drivers. Detection sales decreased due to two major retailers moving their planogram reset to the second quarter of 2008.

Cobra’s gross profit increased to $7.0 million in 2008 from $6.7 million in 2007 while gross margin increased to 28.4 percent in 2008 from 23.3 percent in 2007. The higher gross profit and margin was due to a $917,000 increase in gross profit from mobile navigation/GPS products as reflected below:

	Mobile Navigation/ GPS Products Gross Profit (Loss)	Other Products Gross Profit (Loss)	Total Gross Profit (Loss)
		(in thousands)
2008 gross profit (loss)	$608	$6,376	$6,984
2007 gross profit (loss)	(309)	7,058	6,749

Increase (decrease)	$917	$(682)	$235

2008 gross margin	54.1%	27.2%	28.4%
2007 gross margin	-19.4%	25.8%	23.3%

The favorable gross profit for the mobile navigation product line was due primarily to the timing of returns and sale of products at higher prices than anticipated when reserves were established in the fourth quarter of 2007. Because of timing, most of the first quarter returns were of products that had been sold at below cost in late 2007 in order to absorb capitalized software development costs and use excess purchased parts. Subsequent mobile navigation returns are expected to be predominately products that were sold at above cost and, accordingly, are expected to have an unfavorable effect on gross profit. Also contributing to the increase in mobile navigation/GPS products gross profit was the fact that 2007 gross profit was reduced by a charge of $171,000 to adjust the cost of certain returned products to net realizable value.

Selling, general and administrative expense for the Cobra segment decreased to $7.0 million in 2008 from $7.7 million in 2007 and, as a percentage of net sales, was 28.4 percent and 26.7 percent, respectively. Over half of the $700,000 decrease was due to lower general and administrative expenses, primarily professional fees, which were higher in 2007 due to compliance with new accounting pronouncements, specifically FIN 48, tax consulting services in connection with a IRS audit and assistance with U.S. GAAP reporting at PPL, which had been acquired in October 2006. Also contributing to the decrease in selling, general and administrative expense was a decline in sales and marketing costs as a result of head count reductions and less variable selling expense because of lower sales. Estimated selling, general and administrative expenses that will not recur in the future due to the change in strategy for mass market North America mobile navigation/GPS products—consisting mainly of commissions, marketing program funds and legal expenses—are estimated to be $27,000 in the first quarter of 2008.

Included in the Cobra segment 2008 pre-tax loss was interest expense of $303,000, which was $33,000 higher than in 2007, and other expense of $376,000 compared to other income of $106,000 in 2007. Other expense reflected a $349,000 loss on the cash surrender value of life insurance owned for the purpose of funding deferred compensation programs for several current and former officers of the Company and was generated as the investment vehicles in which the cash was invested declined in value in line with the overall performance of the financial markets.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales increased by $1.2 million, or 38.6 percent, in the first quarter of 2008 to $4.3 million from $3.1 million in the prior year’s first quarter. The increase was driven by strong sales of personal navigation products, which more than doubled from 2007 as a full complement of these products was available for sale compared to the prior year. Also contributing to the sales increase was a large sale of encrypted SD cards providing speed camera and golf course mapping for use with smart phones in Germany. Offsetting these increases was a decline in GPS locator product sales due to a production shortfall.

Gross profit increased to $1.9 million in 2008 from $1.3 million in 2007 while gross margin increased to 45.1 percent from 43.3 percent in 2007. The higher gross margin was due mainly to the above-discussed sale of SD cards, as well as lower intangible amortization that reduced PPL’s Enigma data base download fee revenue recognized for the quarter. The unamortized amount at March 31, 2008 amounted to $234,000 and will be amortized in 2008.

Selling, general and administrative expense amounted to $1.3 million for both the current and prior year’s quarter.

Also contributing to PPL’s 2008 pre-tax profit was $184,000 of other income, due primarily to gains on foreign exchange contracts for the sale of pounds sterling and the purchase of U.S. dollars, compared to $151,000 of other income in 2007, also due mainly to foreign exchange gains.

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

On February 15, 2008, the Company entered into the Loan and Security Agreement (the “LSA”) with The PrivateBank and Trust Company, as lender and agent, and RBS Citizens, N.A., as lender, for a $5.7 million term loan facility and a $40 million revolving credit facility. Both facilities mature on October 19, 2011 and replaced the previous Credit Agreement. During the transition period to The PrivateBank and RBS Citizens lenders, the Company was required to maintain $2.5 million on deposit with the prior lender to fund letters of credit.

At March 31, 2008, the Company had interest bearing debt outstanding of $19.7 million, consisting of the $5.4 million term loan and $14.3 million in the revolver. As of March 31, 2008, availability was approximately $8.7 million under the revolving credit line based on the asset advance formulas and excluding reserves of $4.3 million that have since been released.

Cobra Electronics U.K. Limited, a wholly-owned subsidiary of the Company, completed the acquisition of 100 percent of the issued and outstanding share capital of PPL in 2006. Under the acquisition agreement, the purchase price for the issued share capital of PPL consisted of $21.2 million paid in cash at the closing of the transaction. The former shareholders of PPL were eligible to receive additional cash consideration of up to approximately $6.5 million based on the achievement of certain performance targets by PPL for the twelve-month period ended March 31, 2007 (the first earn-out period) and up to approximately $9.4 million for the fourteen-month period ended May 31, 2008 (the second earn-out period). No additional consideration was paid to the former shareholders for the first earn-out period; the former shareholders are eligible to recapture all or a portion of this first earn-out payment should the performance in the second earn-out period exceed the performance targets established for the payment of the entire second earn-out. Additionally, the former shareholders could earn additional consideration if the performance of PPL exceeds certain cumulative targets for the combined earn-out periods. If the second earn-out payment to the former shareholders of PPL were to exceed $1.5 million, the Company would be required to request a covenant waiver from its lenders.

Net cash flows from operating activities were $5.6 million for the first quarter of 2008. Significant net cash inflows from operations included a reduction in accounts receivable of $5.0 million, non-cash depreciation and amortization of $1.7 million and an increase in accrued income taxes of $634,000. The decrease in accounts receivable resulted from collections on fourth quarter of 2007 sales. The increase in accrued income taxes was due to the strong PPL profits in the quarter. Partially offsetting these inflows were outflows due to decreases in accrued liabilities of $2.0 million. The decrease in accrued liabilities was due to two factors. First, accrued advertising and sales promotion costs declined as payments to customers for fourth quarter 2007 advertising and sales promotion programs more than offset similar accruals made in the first quarter of 2008 on lower sales. Second, there was a large reduction in the warranty reserve established at December 31, 2007 for the Company’s change in its North American mobile navigation strategy, which reflected customer returns in the first quarter. In the fourth quarter of 2007, $7.5 million was charged to cost of sales for costs related to the change in the Company’s mobile navigation strategy in North America, including the impairment of certain intellectual property, the write down of certain mobile navigation inventory, related parts and other assets to estimated net realizable value and the disposition of future product returns by means other than returning them to vendors for credit against new products. At March 31, 2008, the total remaining amount of reserves established for this change in strategy was approximately $2.2 million. Of this amount, $1.2 million was for a warranty reserve for the disposition of future product returns by means other than returning them to vendors for credit against new products, $463,000 was to reduce certain mobile navigation parts to their estimated net realizable value and $345,000 was for a liquidation reserve, which reduced mobile navigation product returned from customers to its estimated net realizable value. The decrease in accounts payable was due mainly to lower mobile navigation inventory because of the change in the North American strategy for this product line.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2008 to fund its working capital needs.

Net cash used in investing activities amounted to $253,000 in 2008, principally for the purchase of tooling, and was lower than in prior years because of the change in the Company’s North American mobile navigation strategy.

Net cash used in 2008 for financing activities totaled $1.3 million due to the declaration of the Company’s annual cash dividend of $0.16 per share as well as a $300,000 reduction in long-term debt. The 2008 annual dividend payment of approximately $1.0 million was paid on April 25, 2008 to shareholders of record on April 11, 2008.

The Company believes that for the foreseeable future, it will be able to continue to fund its operations and any payment of the earn-out contingent upon PPL’s operating performance for the fourteen-month period ended May 31, 2008 with cash generated from operations using existing or similar future bank credit agreements to fund its seasonal working capital needs.

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

Critical accounting policies generally consist of those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions. For a description of the Company’s critical accounting polices refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

There have been no material changes in the Company’s market risk since December 31, 2007. However, in the second quarter of 2008, the Company began purchasing certain products in euros to mitigate the economic impact of the declining value of the U.S. dollar.

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

•

the effect of increasing commodity prices on the costs of products and the ability of the Company to mitigate such increases, if any, through product design, manufacturing efficiencies, price increases or other actions.

•	ability of the Company to maintain adequate financing, to bear the interest cost of such financing and to remain in compliance with financing covenants;

•	changes in law;

•	ability to successfully integrate acquisitions, including PPL;

•	consolidation of content providers in the mobile navigation industry;

•	acquisition of mobile navigation content providers by competitors;

•	and other risk factors, which may be detailed from time to time in the Company’s SEC filings.

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

As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of March 31, 2008.

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 5.	Other Information.

Effective as of May 13, 2008, the committees of the Board of Directors of the Company were reconstituted as follows: Audit Committee – William P. Carmichael, Robert P. Rohleder (Chair) and S. Sam Park; Compensation Committee – Ian R. Miller (Chair), John S. Lupo and Robert P. Rohleder; Governance and Nominating Committee – William P. Carmichael (Chair), John S. Lupo and S. Sam Park; Finance Committee – William P. Carmichael (Chair), James R. Bazet and S. Sam Park; Stock Option Plan Committee – John S. Lupo (Chair), Ian R. Miller and Robert P. Rohleder.

Item 6.	Exhibits

a)	Exhibit 10.1 2008 Executive Bonus Structure

b)	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

c)	Exhibit 31.2 Rule 13a-14(a)/15d–14(a) Certification of the Chief Financial Officer.

d)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

e)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/S/ MICHAEL SMITH
Michael Smith
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer)

Dated: May 14, 2008

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.1	2008 Executive Bonus Structure

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer