Form 10-Q
period 2008-06-30
COBRA ELECTRONICS CORP
filed 2008-08-11
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of shares of Common Stock of Registrant outstanding as of August 7, 2008: 6,471,280

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Operations—Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$34,318	$39,215	$63,176	$71,251
Cost of sales	22,878	30,835	42,820	54,783

Gross profit	11,440	8,380	20,356	16,468
Selling, general and administrative expense	8,784	9,632	17,091	18,668

Earnings (loss) from operations	2,656	(1,252)	3,265	(2,200)
Interest expense	241	411	544	730
Other (expense) income	(114)	358	(306)	615

Earnings (loss) before income taxes	2,301	(1,305)	2,415	(2,315)
Tax provision (benefit)	584	(874)	610	(1,172)
Minority interest	(7)	(3)	(14)	(11)

Net earnings (loss)	$1,710	$(434)	$1,791	$(1,154)

Net earnings (loss) per common share:
Basic	$0.26	$(0.07)	$0.28	$(0.18)
Diluted	$0.26	$(0.07)	$0.28	$(0.18)
Weighted average shares outstanding:
Basic	6,471	6,454	6,471	6,446
Diluted	6,471	6,454	6,471	6,446
Dividends declared per common share	$—	$—	$0.16	$0.16

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets—Unaudited

(In Thousands)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$7,679	$1,860
Receivables, net of allowance for claims and doubtful accounts of $227 in 2008 and $205 in 2007	19,405	26,804
Inventories, primarily finished goods, net	30,188	33,054
Deferred income taxes	9,438	8,715
Prepaid assets	1,854	1,568
Other current assets	2,166	3,338

Total current assets	70,730	75,339

Property, plant and equipment, at cost:
Buildings and improvements	5,449	5,442
Tooling and equipment	21,542	21,554

	26,991	26,996

Accumulated depreciation	(21,361)	(20,423)
Land	230	230

Property, plant and equipment, net	5,860	6,803

Other assets:
Cash surrender value of officers’ life insurance policies	4,113	4,280
Goodwill	11,997	11,997
Intangible assets	14,141	15,559
Other assets	254	340

Total other assets	30,505	32,176

Total assets	$107,095	$114,318

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets—Unaudited

(In Thousands, Except Share Data)

	June 30, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,240	$1,240
Accounts payable	4,421	7,273
Accrued salaries and commissions	863	847
Accrued advertising and sales promotion costs	1,263	2,093
Accrued product warranty costs	1,229	3,440
Accrued income taxes	1,589	266
Other accrued liabilities	3,761	4,505

Total current liabilities	14,366	19,664

Non-current liabilities:
Long-term bank debt, net of current maturities	15,822	18,745
Deferred compensation	6,592	6,320
Deferred income taxes	3,322	3,772
Other long-term liabilities	601	679

Total non-current liabilities	26,337	29,516

Total liabilities	40,703	49,180

Commitments and contingencies	—	—

Minority interest	37	23

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized - none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized - 7,039,100 issued for 2008 and 2007	2,345	2,345
Paid-in capital	20,230	20,101
Retained earnings	46,935	46,179
Accumulated comprehensive income	682	327

	70,192	68,952
Treasury stock, at cost (567,820 shares for 2008 and 2007)	(3,837)	(3,837)

Total shareholders’ equity	66,355	65,115

Total liabilities and shareholders’ equity	$107,095	$114,318

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statement of Cash Flows—Unaudited

(In Thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$1,791	$(1,154)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	3,139	3,767
Product software impairment	266	—
Deferred income taxes	(1,173)	(171)
Loss (gain) on cash surrender value (CSV) life insurance	461	(220)
Stock-based compensation	129	91
Tax benefit from stock options exercised	—	19
Minority interest	14	4
Changes in assets and liabilities:
Receivables	7,399	7,726
Inventories	2,866	(753)
Other current assets	567	(1,064)
Accounts payable	(2,852)	(114)
Accrued income taxes	1,323	(1,537)
Accrued liabilities	(3,769)	(2,213)
Deferred compensation	272	399
Deferred income	(206)	(448)
Other long-term liabilities	(78)	(171)

Net cash provided by operating activities	10,149	4,161

Cash flows from investing activities:
Capital expenditures	(192)	(845)
Premiums on CSV life insurance	(295)	(295)
Intangible assets	(326)	(1,581)

Net cash used in investing activities	(813)	(2,721)

Cash flows from financing activities :
Bank borrowings	(2,923)	458
Transactions related to exercise of stock options, net	—	170
Dividends paid	(1,035)	(1,031)
Other	—	26

Net cash used in financing activities	(3,958)	(377)

Effect of exchange rate changes on cash and cash equivalents	441	120

Net increase in cash	5,819	1,183
Cash at beginning of period	1,860	1,878

Cash at end of period	$7,679	$3,061

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$528	$483
Income taxes, net of refunds	$(133)	$1,874

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

The consolidated financial statements included herein have been prepared by Cobra Electronics Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — The Company is a leading designer and marketer of two-way mobile communication products under the COBRA® brand name in the United States, Canada and Europe, holding the number one or strong number two position in each of its longstanding product lines and targeting a similar position for marine VHF radios and power inverters. The Company’s UK-based subsidiary, Performance Products Limited (“PPL”) is a designer and marketer of consumer electronics principally in the United Kingdom and elsewhere in Europe, including GPS-enabled speed camera detection systems and satellite navigation devices under the SNOOPER® brand name and also markets a database of speed camera locations. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong and South Korea. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company.

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

As of June 30, 2008, the Company had a derivative contract (interest rate swap) that was valued using quoted market prices. This financial instrument is exchange-traded and is classified within Level 2 of the fair value hierarchy because the exchange is not deemed to be an active market. The interest rate swap was classified as a long-term liability on the balance sheet. As of June 30, 2008, the fair value of the interest rate swap was $234,000.

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

The tabular presentation below summarizes the financial information by business segment for the three and six months ended June 30, 2008 and 2007.

	Second Quarter - 2008 vs. 2007
	2008			2007
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$28,932	$5,386	$34,318	$35,439	$3,776	$39,215
Cost of sales	20,726	2,152	22,878	28,532	2,303	30,835

Gross profit	8,206	3,234	11,440	6,907	1,473	8,380
Selling, general and administrative expense	7,424	1,360	8,784	8,240	1,392	9,632

Earnings (loss) from operations	782	1,874	2,656	(1,333)	81	(1,252)
Interest expense	241	—	241	426	(15)	411
Other (expense) income	(70)	(44)	(114)	379	(21)	358

Income (loss) before income taxes	471	1,830	2,301	(1,380)	75	(1,305)
Tax expense (benefit)	150	434	584	(790)	(84)	(874)
Minority interest	—	(7)	(7)	—	(3)	(3)

Net earnings (loss)	$321	$1,389	$1,710	$(590)	$156	$(434)

	Six Months - June 2008 vs. June 2007
	2008			2007
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$53,508	$9,668	$63,176	$64,385	$6,866	$71,251
Cost of sales	38,318	4,502	42,820	50,729	4,054	54,783

Gross profit	15,190	5,166	20,356	13,656	2,812	16,468
Selling, general and administrative expense	14,395	2,696	17,091	15,970	2,698	18,668

Earnings (loss) from operations	795	2,470	3,265	(2,314)	114	(2,200)
Interest expense	544	—	544	696	34	730
Other (expense) income	(446)	140	(306)	485	130	615

(Loss) income before income taxes	(195)	2,610	2,415	(2,525)	210	(2,315)
Tax expense (benefit)	58	552	610	(1,238)	66	(1,172)
Minority interest	—	(14)	(14)	—	(11)	(11)

Net (loss) earnings	$(253)	$2,044	$1,791	$(1,287)	$133	$(1,154)

There have been no differences in the basis of segmentation or the basis of measurement.

(4) MOBILE NAVIGATION STRATEGY CHANGE

The Company’s decision to change its North American mobile navigation strategy resulted in a $7.7 million charge in the fourth quarter of 2007. This strategy change limits the future development of mass market mobile navigation products in North America to unique mobile navigation products sold into niche markets with specialized and focused distribution and employs lower cost sourcing arrangements utilizing the platform of the Company’s PPL subsidiary or that of other qualified vendors. In second quarter of 2008, the Company incurred a $266,000 product software impairment charge because lower selling prices are anticipated for the remaining mobile navigation units on-hand. The mobile navigation strategy change reserve totaled $944,000 at June 30, 2008 and the Company does not expect future costs to exceed the current reserve balance.

(5) FINANCING ARRANGEMENTS

On February 15, 2008, the Company entered into a Loan and Security Agreement (the “LSA”) with The PrivateBank and Trust Company, as lender and agent, and RBS Citizens, N.A., as lender, for a $5.7 million term loan facility and a $40 million revolving credit facility, both of which mature on October 19, 2011. At June 30, 2008, the Company had interest bearing debt outstanding of $17.1 million, consisting of the $5.1 million term loan and $12.0 million on the revolver.

Interest under the LSA is calculated based on the base rate (Prime or the Federal Funds Rate plus 0.5% per annum) or LIBOR, at the Company’s option, plus an applicable margin. The margin, which is currently 0.25% for the base rate loan and 1.75% for LIBOR loans, is determined based on the Company’s total debt to EBITDA ratio tested quarterly, commencing as of June 30, 2008. The revolving credit facility under the LSA is also subject to an unused line fee of 0.25%. Borrowings under the LSA are secured by substantially all of the assets of the Company except for equity interests in non-US subsidiaries. The Company entered into an interest rate swap which fixed the interest rate on the term loan at 5.34%. The weighted average interest rate for the first half of 2008 was 5.8%.

Availability under the revolver is calculated based on a borrowing base formula including 75% of eligible accounts receivable, 60% of eligible inventory and 60% of open trade letters of credit, but it can be subject to reserves at the lenders’ discretion. Excess availability must be at least $3 million at all times.

The LSA contains certain financial and other covenants including a fixed charge coverage ratio and a debt to EBITDA ratio. The term loan is subject to quarterly installment payments and mandatory prepayments based on certain asset sales and issuance of equity or debt.

(6) EARNINGS/LOSS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands, Except Share Data)
Basic earnings (loss) per share:
Net earnings (loss) available to common shareholders	$1,710	$(434)	$1,791	$(1,154)
Weighted-average shares outstanding	6,471,280	6,454,209	6,471,280	6,445,989

Basic earnings (loss) per share	$0.26	$(0.07)	$0.28	$(0.18)

Diluted earnings (loss) per share:
Weighted-average shares outstanding	6,471,280	6,454,209	6,471,280	6,445,989
Dilutive shares issuable in connection with stock option plans (a)	—	—	—	—
Less: shares purchasable with option proceeds	—	—	—	—

Total	6,471,280	6,454,209	6,471,280	6,445,989

Diluted earnings (loss) per share	$0.26	$(0.07)	$0.28	$(0.18)

(a)	Stock options to purchase 562,696 shares were not included in the calculation for dilutive loss per share for the three and six months ended June 30, 2007, as the effect would have been antidilutive. Stock options to purchase shares for the three and six months ended June 30, 2008 were not included since the exercise price was above the market price.

(7) COMPREHENSIVE EARNINGS/LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)
Net earnings (loss)	$1,710	$(434)	$1,791	$(1,154)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment (no tax effect)	34	18	304	96
Interest rate swap (net of tax)	(93)	47	51	(3)

Total comprehensive earnings (loss)	$1,651	$(369)	$2,146	$(1,061)

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

	Six Months Ended June 30, 2008	Year Ended December 31, 2007
	(In Thousands)
Accrued product warranty costs, beginning of period	$3,440	$1,963
Warranty provision	1,548	4,304
Warranty expenditures	(3,759)	(2,827)

Accrued product warranty costs, end of period	$1,229	$3,440

The decrease in the accrued warranty reserve was mainly due to the mobile navigation warranty reserve which declined to $492,000 at June 30, 2008 from $2.1 million at December 31, 2007 as a result of returns received during the first half of 2008 and substantially lower sales of mobile navigation products during this period.

At June 30, 2008 and 2007, the Company had outstanding inventory purchase orders with suppliers totaling approximately $23.6 million and $37.6 million, respectively. This decrease in purchase commitments reflects improved vendor performance, lower two-way radio demand and the mobile navigation strategy change.

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

	Six Months Ended June 30, 2008	Year Ended December 31, 2007
	(In Thousands)
Liquidation reserve, beginning of period	$2,695	$1,112
Liquidation provision	2,775	7,339
Liquidation of models	(4,693)	(5,756)

Liquidation reserve, end of period	$777	$2,695

The decrease in the inventory liquidation reserve was due to the mobile navigation reserve which declined to $26,000 at June 30, 2008 from $1.9 million at December 31, 2007 as a result of the returns received during the first half of 2008 and substantially lower sales of mobile navigation products during this period.

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

This reserve will vary depending upon the specific models selected, the estimated NRV for each model and quantities of each model that are determined will be sold below cost from quarter to quarter. A roll-forward of the NRV reserve follows:

	Six Months Ended June 30, 2008	Year Ended December 31, 2007
	(In Thousands)
Net realizable reserve, beginning of period	$1,614	$736
NRV provision	506	4,121
NRV write-offs	(1,746)	(3,243)

Net realizable reserve, end of period	$374	$1,614

The decrease in the NRV reserve is due to the sales of mobile navigation products in the first half of 2008 that were fully reserved for at December 31, 2007.

(10) OTHER INCOME/EXPENSE

The following table shows the components of other income/expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)
Interest income	$29	$4	$45	$15
CSV (loss) gain	(112)	151	(461)	220
Exchange (loss) gain	(59)	74	114	158
Other - net	28	129	(4)	222

	$(114)	$358	$(306)	$615

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary—Second Quarter

Net earnings for the second quarter of 2008 totaled $1.7 million or $.26 per share – an increase of $2.1 million or $.33 per share compared to the second quarter of 2007. Key factors contributing to the operating results were:

•

Overall sales declined $4.9 million, or 12.5%, mainly due to the discontinuation of mass market mobile navigation products in North America. Sales increases by PPL nearly offset the lower sales of non-GPS products in the United States.

•

Gross profit increased by $3.1 million, accompanied by a gross margin increase of 12 points, due to higher margins on new models, lower airfreight and the stabilization of the selling price for the NAV ONETM 5000. The margin improvement impact for 2008 was offset by a $266,000 product software impairment charge because lower selling prices are anticipated for the remaining mobile navigation products in inventory.

•	Selling, general and administrative expenses decreased $848,000 or 8.8% due to the Company’s cost containment efforts, headcount reductions and lower professional fees.

•

Other expenses, including interest, increased by $302,000 mainly due to the recording of a cash surrender value (“CSV”) expense for life insurance in 2008 compared to CSV income in 2007. The impact of lower interest rates on interest expense, offset the other expense increases.

The combined impact of the foregoing factors was a $3.6 million improvement in pre-tax earnings. The effective tax rate for the second quarter of 2008 was 25.4% compared to 67.0% for the second quarter of 2007.

The 25.4% effective tax rate for the second quarter of 2008 was attributed to the tax jurisdiction mix of earnings. Most of the pre-tax earnings for the second quarter of 2008 were recorded in the British and Irish tax jurisdictions that levy tax rates at 28.5% and 12.5%, respectively.

The 67.0% effective tax rate for the second quarter of 2007 was due to a disproportionate amount of the total loss recorded in the United States and subject to tax rates in excess of the rates assessed by the British and Irish tax authorities. Furthermore, there was no Irish tax provision in the second quarter of 2007 due to a NOL carry forward.

Executive Summary—Six Months

Net earnings for the first half of 2008 totaled $1.8 million or $.28 per share—an increase of $2.9 million or $.46 per share compared to the first half of 2007. Key factors contributing to the operating results were:

•

Overall sales declined $8.1 million, or 11.3%, mainly due to the discontinuation of mass market mobile navigation products and lower sales of two-way radios and radar detectors in North America. A $2.8 million increase recorded by PPL partially offset the lower sales of non-GPS products in the United States.

•

Gross profit increased by $3.9 million, accompanied by a gross margin increase of 9 points, due to higher margins on new models, lower airfreight and the stabilization of the selling price for NAV ONE 5000.

•	Selling, general and administrative expenses decreased $1.6 million or 8.4% due to the Company’s cost containment efforts, headcount reductions and lower professional fees.

•

Other expenses, including interest, increased by $735,000 mainly due to the recording of a CSV expense in 2008 compared to CSV income in 2007. The impact of lower interest rates on interest expense partially offset the other expense increases.

The combined impact of the foregoing factors was a $4.7 million improvement in pre-tax earnings. The effective tax rate for the first half of 2008 was 25.3% compared to 50.6% for the first half of 2007.

The 25.3% effective tax rate for the first half of 2008 was attributed to the tax jurisdiction mix of earnings. Most of the pre-tax earnings for the first half of 2008 were recorded in the British and Irish tax jurisdictions that levy tax rates at 28.5% and 12.5%, respectively.

The 50.6% effective tax rate for the first half of 2007 was due to a disproportionate amount of the total loss recorded in the United States and subject to tax rates in excess of the rates assessed by the British and Irish tax authorities. Furthermore, there was no Irish tax provision in the first half of 2007 due to a NOL carry forward.

EBITDA

The following table shows the reconciliation of net income to EBITDA and EBITDA As Defined:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2008	2007	2008	2007
Net income (loss)	$1,710	$(434)	$1,791	$(1,154)
Depreciation/amortization	1,711	2,201	3,405	3,767
Interest expense	241	411	544	730
Income tax provision (benefit)	584	(874)	610	(1,172)
Minority interest	7	3	14	11

EBITDA	4,253	1,307	6,364	2,182
Stock option expense	64	43	129	91
CSV loss (gain)	112	(151)	461	(220)
Other non-cash items	104	(45)	(56)	(27)

EBITDA As Defined	$4,533	$1,154	$6,898	$2,026

EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined, represents EBITDA plus the applicable adjustments required to agree with the EBITDA measurement for compliance with the financial covenants of the Company’s lenders. The Company believes EBITDA is a useful performance indicator and is frequently used by management, securities analysts and investors to judge operating performance between time periods and among other companies. The Company uses EBITDA As Defined to assess operating performance and ensure compliance with financial covenants.

EBITDA and EBITDA As Defined are Non-GAAP performance indicators that should be used in conjunction with GAAP performance measurements such as net sales, operating profit and net income to evaluate the Company’s operating performance. EBITDA and EBITDA As Defined are not alternatives to net income or cash flow from operations determined in accordance with GAAP. Furthermore, EBITDA and EBITDA As Defined may not be comparable to the calculation of similarly titled measures reported by other companies.

Second Quarter 2008 Compared to Second Quarter 2007

The following table contains sales and pre-tax profit (loss) after eliminating intercompany accounts by business segment for the three-month periods ending June 30, 2008 and 2007:

	2008		2007		2008 vs. 2007 Increase (Decrease)
	(in thousands)
Business Segment	Net Sales	Pre-tax Profit	Net Sales	Pre-tax (Loss) Profit	Net Sales	Pre-tax Profit
Cobra	$28,932	$471	$35,439	$(1,380)	$(6,507)	$1,851
PPL	5,386	1,830	3,776	75	1,610	1,755

Total Company	$34,318	$2,301	$39,215	$(1,305)	$(4,897)	$3,606

Cobra Business Segment

Cobra net sales decreased $6.5 million, or 18.4%, in the second quarter of 2008 to $28.9 million. During the fourth quarter of 2007, the Company announced a change in its mass market mobile navigation strategy in North America. As part of this change in strategy, all future development of mass marketed mobile navigation products ceased with future efforts limited to unique mobile navigation products sold into niche markets with specialized and focused distribution. When such products are launched, lower cost sourcing arrangements utilizing the PPL platform or that of other qualified vendors will be employed. Accordingly, $4.2 million of this decline was due to lower mobile navigation/GPS product net sales as a result of this change in strategy (with mobile navigation/GPS returns in 2008 exceeding sales). The remaining $2.3 million decline was due to lower sales of two-way radios and detectors in the United States due to weak store traffic and competitive pressures. Somewhat offsetting the decline in the non-GPS products were improved Citizens Band radio sales driven by the launch of the 29 LTD BT with Bluetooth® wireless technology, and higher sales of radar detectors in Eastern Europe. The following table summarizes the net sales for the three-month periods ending June 30, 2008 and 2007:

	Mobile Navigation/ GPS Products Net Sales	Other Products Net Sales	Total Net Sales
	(in thousands)
2008	$(1,488)	$30,420	$28,932
2007	2,675	32,764	35,439

Decrease	$(4,163)	$(2,344)	$(6,507)

Gross profit increased $1.3 million in the second quarter of 2008 from the second quarter of 2007 to $8.2 million and the gross margin improved to 28.4% in the second quarter of 2008 from 19.5% in the second quarter of 2007. The gross margin benefited from margin improvement for domestic two-way radios, detectors and Citizens Band radios because of higher margins on new models. Substantially lower air freight also contributed to the improvement in the two-way radio gross margin. Additionally, the gross margin in mobile navigation improved as prices for the most recent product, the NAV ONE 5000, remained stable through the second quarter. However, this improvement was partially offset by a $266,000 charge against remaining NAV ONE 5000 unamortized product software cost for lower anticipated selling prices of these remaining units. Anticipated selling prices were lower because of a deteriorating retail selling environment for mobile navigation products. The following table summarizes the gross profit for the three-month periods ending June 30, 2008 and 2007:

	Mobile Navigation/ GPS Products Gross (Loss) Profit	Other Products Gross Profit	Total Gross Profit
	(in thousands)
2008 gross (loss) profit	$(564)	$8,770	$8,206
2007 gross (loss) profit	(825)	7,732	6,907

Increase	$261	$1,038	$1,299

2008 gross margin	37.9%	28.8%	28.4%
2007 gross margin	-30.8%	23.6%	19.5%

Selling, general and administrative expenses decreased $816,000, or 9.9%, to $7.4 million in the second quarter of 2008 from $8.2 million in the second quarter of 2007. The decrease was due to less variable selling expenses because of the lower sales and a $248,000 increase in the reversal of unused program funds from prior periods, as well as lower costs from headcount reductions and reduced professional fees.

Other expense, including interest, increased $264,000 in the second quarter of 2008 as compared to the second quarter of 2007. This increase was mainly due to a $112,000 loss in 2008 on the cash surrender value of life insurance, owned by the Company for the purpose of funding deferred compensation programs for several current and former officers, compared to a gain on cash surrender value of $151,000 in the second quarter of prior year. The loss was generated as the investment vehicles in which the cash was invested declined in value in line with the overall financial markets. Partially offsetting the negative swing on cash surrender value was a $185,000 decline in interest expense, primarily because of a drop in interest rate.

As a result of the above, pre-tax earnings increased to $471,000 in the second quarter of 2008 from the $1.4 million loss in second quarter of 2007.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales increased $1.6 million, or 42.6%, to $5.4 million in the second quarter of 2008 from $3.8 million in the second quarter of 2007. Driving the increase was the availability of a complete satellite navigation product line in 2008, which had not been the case in early 2007 because of production issues, and higher database sales using encrypted SD card sales for a smartphone promotion.

Gross profit increased to $3.2 million, or 60.0%, in the second quarter of 2008 from $1.5 million, or 39.0%, in the second quarter of 2007 primarily as the sales mix shifted to higher margin sales of proprietary data, including the sales of SD cards for use in smartphones and download fees for mobile navigation and GPS speed camera locator products.

Selling, general and administrative expenses totaled $1.4 million for the second quarter of 2008 and were unchanged from the second quarter of prior year but as a percentage of net sales declined to 25.3% from 36.9%.

As a result of the above, pre-tax earnings increased to $1.8 million in the second quarter of 2008 from $75,000 in the second quarter of 2007.

Six Months 2008 Compared to Six Months 2007

The following table contains sales and pre-tax profit (loss) after eliminating intercompany accounts by business segment for the six-month periods ending June 30, 2008 and 2007.

	2008		2007		2008 vs. 2007 Increase (Decrease)
	(in thousands)
Business Segment	Net Sales	Pre-tax (Loss) Profit	Net Sales	Pre-tax (Loss) Profit	Net Sales	Pre-tax Profit
Cobra	$53,508	$(195)	$64,385	$(2,525)	$(10,877)	$2,330
PPL	9,668	2,610	6,866	210	2,802	2,400

Total Company	$63,176	$2,415	$71,251	$(2,315)	$(8,075)	$4,730

Cobra Business Segment

Cobra net sales decreased $10.9 million, or 16.9%, in 2008 to $53.5 million as compared to the first half of 2007. $4.6 million of the decline was due to lower mobile navigation sales as a result of the change in Cobra’s North American mass market mobile navigation strategy as previously discussed. The remaining $6.3 million decline was due primarily to lower sales of two-way radios and detectors in the United States. The two-way radio decline was because of a reduction in the number of skus at a major retailer, mostly driven by the continuing decline of this product category. Lower detector sales resulted principally from weak store traffic and competitive pressures, which were offset, in part, by sales to a major account with which Cobra had not done business for several years. The following table summarizes the net sales for the six-month periods ending June 30, 2008 and 2007:

	Mobile Navigation/ GPS Products Net Sales	Other Products Net Sales	Total Net Sales
	(in thousands)
2008	$(365)	$53,873	$53,508
2007	4,268	60,117	64,385

Decrease	$(4,633)	$(6,244)	$(10,877)

Gross margin increased to 28.4% in the first half of 2008 from 21.2% in the first half of 2007, which increased gross profit by $1.5 million to $15.2 million in the first half of 2008 as compared to the first half of 2007. This strong gross margin improvement reflected the impact of new higher-margin models such as the 29 LTD BT Citizens Band radio with Bluetooth wireless technology and XRS 9950 radar detector that includes an optional GPS locator which alerts drivers of dangerous speed and red light camera locations in North America. Also contributing to the strong gross margin improvement was lower air freight and increased gross margin in mobile navigation as prices for the most recent product, the NAV ONE 5000, remained stable through the period.

	Mobile Navigation/ GPS Products Gross Profit (Loss)	Other Products Gross Profit	Total Gross Profit
	(in thousands)
2008 gross profit	$43	$15,147	$15,190
2007 gross (loss) profit	(1,133)	14,789	13,656

Increase	$1,176	$358	$1,534

2008 gross margin	11.8%	28.1%	28.4%
2007 gross margin	-26.5%	24.6%	21.2%

Selling, general and administrative expenses decreased $1.6 million, or 9.9%, to $14.4 million in the first half of 2008 from $16.0 million in the first half of 2007. The decrease was due to lower variable selling expenses because of the drop in sales, lower fixed sales and marketing costs due to headcount reductions and lower professional fees. The lower variable selling expense is partially due to a favorable variance of $124,000 in the unused program funds from prior periods.

Other expense, including interest, was $779,000 higher in the first half of 2008 as compared to the first half of 2007 mainly because of a $461,000 loss in 2008 on the cash surrender value of life insurance compared to a $220,000 gain on cash surrender value in the prior year.

As a result of the above, pre-tax earnings increased $2.3 million to a loss of $195,000 in the first half of 2008 from a $2.5 million loss in the first half of 2007.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales increased $2.8 million, or 40.8%, to $9.7 million in the first half of 2008 from $6.9 million in the first half of 2007. Driving the increase was the availability of a complete satellite navigation product line in 2008, which had not been the case during the same period in 2007, because of development and production issues and increased database sales, including $1.6 million of SD card sales for a smartphone promotion.

Gross profit increased $2.4 million to $5.2 million, or 53.4%, in the first half of 2008 from $2.8 million, or 41.0%, in the first half of 2007. The increase in gross margin primarily reflected a larger proportion of revenue from high-margin database sales, including SD card sales and download fees for speed camera data.

Selling, general and administrative expenses totaled $2.7 million for the first half of 2008 and the first half of 2007 and, as a percentage of net sales, was 27.9% compared to 39.3% for 2007.

As a result of the above, pre-tax earnings increased $2.4 million from $210,000 in the first half of 2007 to $2.6 million for the first half of 2008.

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

On February 15, 2008, the Company entered into a Loan and Security Agreement (the “LSA”) with The PrivateBank and Trust Company, as lender and agent, and RBS Citizens, N.A., as lender, for a $5.7 million term loan facility and a $40 million revolving credit facility. Both facilities mature on October 19, 2011 and replaced the previous Credit Agreement. During the transition period to The PrivateBank and RBS Citizens lenders, the Company was required to maintain cash on deposit with the prior lender to fund letters of credit; as of June 30, 2008 the deposit was $2.1 million. At June 30, 2008, the Company had interest bearing debt outstanding of $17.1 million, consisting of the $5.1 million term loan and $12.0 million in the revolver. As of June 30, 2008, availability was approximately $12.6 million under the revolving credit line based on the asset advance formulas.

Cobra Electronics U.K. Limited, a wholly-owned subsidiary of the Company, completed the acquisition of 100% of the issued and outstanding share capital of PPL in 2006. Under the acquisition agreement, the purchase price for the issued share capital of PPL consisted of $21.2 million paid in cash at the closing of the transaction. The former shareholders of PPL were eligible to receive additional cash consideration of up to approximately $6.5 million based on the achievement of certain performance targets by PPL for the twelve-month period ended March 31, 2007 (the first earn-out period) and up to approximately $10.0 million for the fourteen-month period ended May 31, 2008 (the second earn-out period). No additional consideration was paid to the former shareholders for the first earn-out period; the former shareholders are eligible to recapture all or a portion of this first earn-out payment should the performance in the second earn-out period exceed the performance targets established for the payment of the entire second earn-out. Additionally, the former shareholders were eligible to earn additional consideration if the performance of PPL exceeds certain cumulative targets for the combined earn-out periods.

The second and final earn-out period in connection with the purchase agreement concluded on May 31, 2008. The aggregate amount of the earn-out payment will be calculated on the results achieved during the earn-out period after determining the effect of product returns and other factors occurring in the ninety-day period subsequent to May 31, 2008. Based on information currently available, it is anticipated that the aggregate earn-out payment will not exceed $10 million and that such payment will be made in the fourth quarter of 2008 and treated as an additional purchase price. The LSA allows the Company to pay earn-out proceeds associated with the acquisition of PPL as long as excess availability is at least $3 million at all times and certain financial and other covenants, including a fixed charge coverage ratio and a debt to EBITDA ratio, are met.

For the six months ended June 30, 2008 net cash flows from operating activities were $10.1 million. Significant net cash inflows from operations included a reduction in accounts receivable of $7.4 million, non-cash depreciation and amortization of $3.4 million, a decrease in inventory of $2.9 million, and an increase in accrued income taxes of $1.3 million. The decrease in accounts receivable resulted from collections on sales from the fourth quarter of 2007. The increase in accrued income taxes was due to the strong PPL profits in the first half of 2008. Partially offsetting these inflows were outflows due to decreases in accrued liabilities of $3.8 million and decreases in accounts payable of $2.9 million. The decrease in accrued liabilities was due to two factors. First, accrued advertising and sales promotion costs declined as payments to customers for fourth quarter 2007 advertising and sales promotion programs more than offset similar accruals made in the first quarter of 2008 on lower sales. Second, there was a large reduction in the warranty reserve established at December 31, 2007 for the Company’s change in its North American mobile navigation strategy, which reflected customer returns in the first half of 2008. In the fourth quarter of 2007, $7.5 million was charged to cost of sales for costs related to the change in the Company’s mobile navigation strategy in North America, including the impairment of certain intellectual property, the write down of certain mobile navigation inventory, related parts and other assets to estimated net realizable value and the disposition of future product returns by means other than returning them to vendors for credit against new products. At June 30, 2008, the total remaining amount of reserves established for this change in strategy was approximately $944,000. Of this amount, $492,000 was for a warranty reserve for the disposition of future product returns by means other than returning them to vendors for credit against new products, $354,000 was to reduce certain mobile navigation parts to their estimated net realizable value and $72,000 was for a NRV reserve, which reduced mobile navigation products returned from customers to its estimated net realizable value. The decrease in accounts payable was due mainly to lower mobile navigation inventory because of the change in the North American strategy for this product line.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2008 to fund its working capital needs.

Net cash used in investing activities amounted to $813,000 in the first half 2008, principally for the purchase of tooling, which was lower than in prior years because of the change in the Company’s North American mobile navigation strategy, premiums for CSV life insurance and increases in intangible assets.

Net cash used in the first half of 2008 for financing activities totaled $4.0 million due to the Company’s annual cash dividend of $0.16 per share as well as a $2.9 million reduction in long-term debt. The 2008 annual dividend payment of $1.0 million was paid on April 25, 2008 to shareholders of record on April 11, 2008.

The Company believes that for the foreseeable future, it will be able to continue to fund its operations and any payment of the earn-out contingent upon PPL’s operating performance for the fourteen-month period ended May 31, 2008 with cash generated from operations using existing or similar future bank credit agreements to fund its seasonal working capital needs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies and estimates are discussed in the notes to the consolidated financial statements. The application of certain of these policies requires significant judgments or a historical based estimation process that can affect the results of operations and financial position of the Company as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts ultimately differ from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.

Critical accounting policies and estimates generally consist of those that reflect significant judgments and uncertainties and could potentially result in materially different results under different assumptions. For a description of the Company’s critical accounting polices and estimates refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

As of June 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of June 30, 2008.

There has been no change in the Company’s internal control over financial reporting that occurred during the first six months of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting was held on May 13, 2008.

Proposal 1

The election of three directors was submitted to the shareholders for vote. The following persons were elected directors of the Company to serve until the annual meeting of the term specified below:

Name	Class	Votes For	Votes Withheld	Term
James R. Bazet	I	4,695,865	1,196,756	2011
William P. Carmichael	I	5,129,760	762,861	2011
John S. Lupo	I	5,507,685	384,936	2011

The Class II Directors continuing in office until the 2009 Annual Meeting of Shareholders are Robert P. Rohleder and S. Sam Park. The Class III Directors continuing in office until the 2010 Annual Meeting of Shareholders are Carl Korn and Ian R. Miller.

Proposal 2

The ratification of Grant Thornton’s appointment as the Company’s independent registered public accountant was submitted to the shareholders for vote. The result of Grant Thornton ratification is shown below:

Votes For	Votes Against	Votes Abstained
5,718,112	42,756	131,751

Item 6.	Exhibits

a)	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

b)	Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

c)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

d)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ MICHAEL SMITH
Michael Smith
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer)

Dated: August 11, 2008

INDEX TO EXHIBITS

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer