Form 10-Q
period 2008-09-30
COBRA ELECTRONICS CORP
filed 2008-11-13
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of shares of Common Stock of Registrant outstanding as of November 10, 2008: 6,471,280

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Operations—Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$33,242	$39,283	$96,418	$110,534
Cost of sales	23,538	29,550	66,358	84,333

Gross profit	9,704	9,733	30,060	26,201
Selling, general and administrative expense	8,911	9,716	26,002	28,384

Earnings (loss) from operations	793	17	4,058	(2,183)
Interest expense	(231)	(419)	(775)	(1,149)
Other (expense) income	(135)	212	(441)	827

Earnings (loss) before income taxes	427	(190)	2,842	(2,505)
Tax provision (benefit)	285	(596)	895	(1,768)
Minority interest	—	(2)	(14)	(13)

Net earnings (loss)	$142	$404	$1,933	$(750)

Net earnings (loss) per common share:
Basic	$0.02	$0.06	$0.30	$(0.12)
Diluted	$0.02	$0.06	$0.30	$(0.12)
Weighted average shares outstanding:
Basic	6,471	6,469	6,471	6,454
Diluted	6,471	6,576	6,471	6,454
Dividends declared per common share	$—	$—	$0.16	$0.16

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets—Unaudited

(In Thousands)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$3,552	$1,860
Receivables, net of allowance for claims and doubtful accounts of $185 in 2008 and $205 in 2007	22,775	26,804
Inventories, primarily finished goods, net	29,568	33,054
Deferred income taxes	8,710	8,715
Prepaid assets	1,530	1,568
Other current assets	1,127	3,338

Total current assets	67,262	75,339

Property, plant and equipment, at cost:
Buildings and improvements	5,717	5,442
Tooling and equipment	21,509	21,554

	27,226	26,996

Accumulated depreciation	(21,653)	(20,423)
Land	230	230

Property, plant and equipment, net	5,803	6,803

Other assets:
Cash surrender value of officers’ life insurance policies	3,795	4,280
Goodwill	20,084	11,997
Intangible assets	13,445	15,559
Other assets	533	340

Total other assets	37,857	32,176

Total assets	$110,922	$114,318

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets—Unaudited

(In Thousands, Except Share Data)

	September 30, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,240	$1,240
Accounts payable	4,739	7,273
Payable to former PPL shareholders	8,424	—
Accrued salaries and commissions	1,096	847
Accrued advertising and sales promotion costs	1,700	2,093
Accrued product warranty costs	921	3,440
Accrued income taxes	982	266
Deferred income taxes	17	—
Other accrued liabilities	3,176	4,505

Total current liabilities	22,295	19,664

Non-current liabilities:
Long-term bank debt, net of current maturities	13,000	18,745
Deferred compensation	6,809	6,320
Deferred income taxes	2,630	3,772
Other long-term liabilities	1,039	679

Total non-current liabilities	23,478	29,516

Total liabilities	45,773	49,180

Commitments and contingencies	—	—

Minority interest	34	23

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized - none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized - 7,039,100 issued for 2008 and 2007	2,345	2,345
Paid-in capital	20,294	20,101
Retained earnings	47,077	46,179
Accumulated comprehensive income	(764)	327

	68,952	68,952
Treasury stock, at cost (567,820 shares for 2008 and 2007)	(3,837)	(3,837)

Total shareholders’ equity	65,115	65,115

Total liabilities and shareholders’ equity	$110,922	$114,318

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statement of Cash Flows—Unaudited

(In Thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$1,933	$(750)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	4,269	5,248
Product software Impairment	266	—
Deferred income taxes	(1,120)	(236)
Loss (gain) on cash surrender value (CSV) life insurance	780	(193)
Stock-based compensation	194	158
Tax benefit from stock options exercised	—	19
Minority interest	14	13
Changes in assets and liabilities:
Receivables	4,029	7,255
Inventories	3,486	(7,947)
Other current assets	1,541	(2,483)
Accounts payable	(2,534)	2,318
Accrued income taxes	716	(1,276)
Accrued liabilities	(3,992)	(1,040)
Deferred compensation	489	481
Deferred income	(275)	(616)
Other long-term liabilities	360	(115)

Net cash provided by operating activities	10,156	836

Cash flows from investing activities:
Capital expenditures	(642)	(1,272)
Premiums on CSV life insurance	(295)	(295)
Intangible assets	154	(1,759)

Net cash used in investing activities	(783)	(3,326)

Cash flows from financing activities:
Bank borrowings	(5,745)	3,022
Transactions related to exercise of stock options, net	—	112
Dividends paid	(1,035)	(1,031)
Other	(1)	23

Net cash (used in) provided by financing activities	(6,781)	2,126

Effect of exchange rate changes on cash and cash equivalents	(900)	(22)

Net increase in cash	1,692	(386)
Cash at beginning of period	1,860	1,878

Cash at end of period	$3,552	$1,492

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$791	$1,220
Income taxes, net of refunds	$(780)	$1,771

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2008 and 2007

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

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — The Company is a leading designer and marketer of two-way mobile communication products under the COBRA® brand name in the United States, Canada and Europe, holding the number one or strong number two position in each of its longstanding product lines and targeting a similar position for marine VHF radios and power inverters. The Company’s UK-based subsidiary, Performance Products Limited is a designer and marketer of consumer electronics principally in the United Kingdom and elsewhere in Europe, including GPS-enabled speed camera detection systems and satellite navigation devices under the SNOOPER® brand name and also markets a database of speed camera locations. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong and South Korea. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company.

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

(2) NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 141R – Business Combinations: In December 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 141R (revised 2007), Business Combinations (“SFAS 141R”) to change how an entity accounts for the acquisition of a business. When effective, SFAS 141R will replace existing SFAS 141 in its entirety. SFAS 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. SFAS 141R will eliminate the current cost-based purchase method under SFAS 141.

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

As of September 30, 2008, the Company had a derivative contract for an interest swap and a foreign exchange contract that were valued using quoted market prices. These financial instruments are exchange-traded and are classified within Level 2 of the fair value hierarchy because the exchange is not deemed to be an active market. The derivative was classified as a long-term liability on the balance sheet. As of September 30, 2008, the fair value of the interest rate swap was $184,000 and the fair value of the foreign exchange contract was $84,000.

SFAS No. 160 – Non-Controlling Interests in Consolidated Financial Statements: In December 2007, the FASB issued Financial Accounting Standard No. 160 Non-Controlling Interests in Consolidated Financial Statements (“SFAS 160”) an amendment of ARB No. 51. SFAS 160 changes the accounting for, and the financial statement presentation of, non-controlling equity interests in a consolidated subsidiary. SFAS 160 replaces the existing minority-interest provisions of Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, by defining a new term non-controlling interests to replace what were previously called minority interests. The new standard establishes non-controlling interests as a component of the equity of a consolidated entity.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s, Goodwill and Other Intangible Assets, entity-specific factors. FSP No. FAS 142-3 will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of FSP No. FAS 142-3 on its consolidated financial statements. However, the Company does not expect the adoption of FSP No. FAS 142-3 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect that the adoption of SFAS No. 162 to have a material effect on its consolidated financial statements.

(3) ACQUISITION OF PERFORMANCE PRODUCTS LIMITED – GOODWILL

In connection with the acquisition of Performance Products Limited (“PPL”) in October 2006, the Company recorded goodwill of $12 million. Pursuant to the purchase agreement, a final earn-out payment of $ 8.5 million was recorded as a payable and Goodwill in September 2008. The $8.5 was paid to the former shareholders of PPL on October 20, 2008. A roll-forward of the goodwill balance follows (in thousands):

Balance at January 1, 2008	$11,997
Final earn-out payment	8,464
Translation	(377)

Balance at September 30, 2008	$20,084

(4) SEGMENT INFORMATION

The Company operates in two business segments (1) Cobra Consumer Electronics (“Cobra”) and (2) Performance Products Limited (“PPL”). The Cobra segment is comprised of Cobra Electronics Corporation, Cobra Hong Kong Limited (“CHK”) and Cobra Electronics Europe Limited (“CEEL”). The PPL segment includes Cobra Electronics U.K. Limited (“CEUK”) and its wholly-owned subsidiary, Performance Products Limited. The Company has separate sales departments and distribution channels for each segment, which provide segment-exclusive product lines to all customers for that segment. Currently, intersegment sales are not material.

The tabular presentation below summarizes the financial information by business segment for the three and nine months ended September 30, 2008 and 2007.

	Third Quarter - 2008 vs. 2007
	2008			2007
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(in thousands)
Net sales	$30,778	$2,464	$33,242	$35,695	$3,588	$39,283
Cost of sales	22,375	1,163	23,538	27,418	2,132	29,550

Gross profit	8,403	1,301	9,704	8,277	1,456	9,733
Selling, general and administrative expense	7,586	1,325	8,911	8,317	1,399	9,716

Earnings (loss) from operations	817	(24)	793	(40)	57	17
Interest expense	(231)	—	(231)	(417)	(2)	(419)
Other (expense) income	(328)	193	(135)	48	164	212

Income (loss) before income taxes	258	169	427	(409)	219	(190)
Tax expense (benefit)	268	17	285	(234)	(362)	(596)
Minority interest	—	—	—	—	(2)	(2)

Net (loss) earnings	$(10)	$152	$142	$(175)	$579	$404

	Nine Months - September 30, 2008 vs. September 30, 2007
	2008			2007
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(in thousands)
Net sales	$84,286	$12,132	$96,418	$100,080	$10,454	$110,534
Cost of sales	60,693	5,665	66,358	78,147	6,186	84,333

Gross profit	23,593	6,467	30,060	21,933	4,268	26,201
Selling, general and administrative expense	21,981	4,021	26,002	24,287	4,097	28,384

Earnings (loss) from operations	1,612	2,446	4,058	(2,354)	171	(2,183)
Interest expense	(775)	—	(775)	(1,113)	(36)	(1,149)
Other (expense) income	(774)	333	(441)	533	294	827

Income (loss) before income taxes	63	2,779	2,842	(2,934)	429	(2,505)
Tax expense (benefit)	326	569	895	(1,472)	(296)	(1,768)
Minority interest	—	(14)	(14)	—	(13)	(13)

Net (loss) earnings	$(263)	$2,196	$1,933	$(1,462)	$712	$(750)

There have been no differences in the basis of segmentation or the basis of measurement.

(5) MOBILE NAVIGATION STRATEGY CHANGE

The Company’s decision to change its North American mobile navigation strategy resulted in a $7.7 million charge in the fourth quarter of 2007. This strategy change limits the future development of mass market mobile navigation products in North America to unique mobile navigation products sold into niche markets with specialized and focused distribution and employs lower cost sourcing arrangements utilizing the platform of Performance Products Limited or that of other qualified vendors. In the second quarter of 2008, the Company incurred a $266,000 product software impairment charge because lower selling prices were anticipated for the remaining mobile navigation units on-hand. The mobile navigation strategy change reserve totaled $326,000 at September 30, 2008 and the Company does not expect future costs to exceed the current reserve balance.

(6) FINANCING ARRANGEMENTS

On February 15, 2008, the Company entered into a Loan and Security Agreement (the “LSA”) with The PrivateBank and Trust Company, as lender and agent, and RBS Citizens, N.A., as lender, for a $5.7 million term loan facility and a $40 million revolving credit facility, both of which mature on October 19, 2011. At September 30, 2008, the Company had interest-bearing debt outstanding of $14.2 million, consisting of the $4.8 million term loan and $9.4 million on the revolver.

Interest under the LSA is calculated based on the base rate (Prime or the Federal Funds Rate plus 0.5% per annum) or LIBOR, at the Company’s option, plus an applicable margin. The margin, which is currently -0.50% for the base rate loan and 1.00% for LIBOR loans, is determined based on the Company’s total debt to EBITDA ratio tested quarterly, commencing as of June 30, 2008. The revolving credit facility under the LSA is also subject to an unused line fee of 0.25%. Borrowings under the LSA are secured by substantially all of the assets of the Company except for equity interests in non-US subsidiaries. The Company entered into an interest rate swap which fixed the interest rate on the term loan at 5.34% plus the applicable margin. The weighted average interest rate for the first nine months of 2008 was 5.98%.

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

(7) EARNINGS/LOSS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands, Except Share Data)
Basic earnings (loss) per share:
Net earnings (loss) available to common shareholders	$142	$404	$1,933	$(750)
Weighted-average shares outstanding	6,471,280	6,469,118	6,471,280	6,453,784

Basic earnings (loss) per share	$0.02	$0.06	$0.30	$(0.12)

Diluted earnings (loss) per share:
Weighted-average shares outstanding	6,471,280	6,469,118	6,471,280	6,453,784
Dilutive shares issuable in connection with stock option plans (a)	—	461,546	—	—
Less: shares purchasable with option proceeds	—	(354,243)	—	—

Total	6,471,280	6,576,421	6,471,280	6,453,784

Diluted earnings (loss) per share	$0.02	$0.06	$0.30	$(0.12)

(a)	Stock options to purchase 478,796 shares were not included in the calculation for dilutive loss per share for the nine months ended September 30, 2007, as the effect would have been antidilutive. Stock options to purchase shares for the three and nine months ended September 30, 2008 were not included since the exercise price was above the market price.

(8) COMPREHENSIVE EARNINGS/LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands)
Net earnings (loss)	$142	$404	$1,933	$(750)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment (no tax effect)	(1,145)	46	(841)	142
Interest rate swap and foreign exchange (net of tax)	(301)	(25)	(250)	(28)

Total comprehensive (loss) earnings	$(1,304)	$425	$842	$(636)

(9) COMMITMENTS AND CONTINGENCIES

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

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
	(In Thousands)
Accrued product warranty costs, beginning of period	$3,440	$1,963
Warranty provision	2,247	4,304
Warranty expenditures	(4,766)	(2,827)

Accrued product warranty costs, end of period	$921	$3,440

The decrease in the accrued warranty reserve was mainly due to the mobile navigation warranty reserve, which declined to $132,000 at September 30, 2008 from $2.1 million at December 31, 2007 as a result of returns received during the first nine months of 2008 and substantially lower sales of mobile navigation products during this period.

At September 30, 2008 and 2007, the Company had outstanding inventory purchase orders with suppliers totaling approximately $22.1 million and $26.1 million, respectively. This decrease in purchase commitments reflects improved vendor performance, lower two-way radio demand and the mobile navigation strategy change.

(10) INVENTORY VALUATION RESERVES

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

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
	(In Thousands)
Liquidation reserve, beginning of period	$2,695	$1,112
Liquidation provision	3,716	7,339
Liquidation of models	(5,860)	(5,756)

Liquidation reserve, end of period	$551	$2,695

The decrease in the inventory liquidation reserve was mainly due to the mobile navigation reserve, which declined to $6,000 at September 30, 2008 from $1.9 million at December 31, 2007 as a result of the returns received during the first nine months of 2008 and substantially lower sales of mobile navigation products during this period.

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

This reserve will vary depending upon the specific models selected, the estimated NRV for each model and quantities of each model that are determined will be sold below cost from quarter to quarter. A roll-forward of the NRV reserve follows:

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
	(In Thousands)
Net realizable reserve, beginning of period	$1,614	$736
NRV provision	660	4,121
NRV write-offs	(2,095)	(3,243)

Net realizable reserve, end of period	$179	$1,614

The decrease in the NRV reserve was mainly due to the mobile navigation reserve, which declined to $10,000 at September 30, 2008 from $1.3 million at December 31, 2007 because of sales of mobile navigation products in the first nine months of 2008 that had been fully reserved for at December 31, 2007.

(11) OTHER INCOME/EXPENSE

The following table shows the components of other income/expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands)
Interest income	$11	$10	$56	$25
CSV (loss) gain	(319)	(27)	(780)	193
Exchange gain	20	254	134	412
Other - net	153	(25)	149	197

	$(135)	$212	$(441)	$827

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary—Third Quarter

Net earnings for the third quarter of 2008 totaled $142,000 or $.02 per share, compared to net earnings of $404,000 or $.06 per share for the third quarter of 2007. Key factors contributing to the lower net earnings were:

•

Net sales declined $6.0 million, or 15.4%, due to lower sales of mobile navigation, as a result of the change in the Company’s North American mobile navigation strategy in the fourth quarter of 2007, as well as lower sales of two-way radios, Citizens Band radios and radar detectors in North America. A sales decline of $1.1 million at PPL also contributed to the overall revenue decline.

•	Gross margins increased by 4.4 points to 29.2 points, nearly offsetting the decline in net sales and resulting in a decrease in gross profit of $29,000.

•	Selling, general and administrative expenses decreased $805,000 or 8.3% due to the Company’s cost containment efforts, headcount reductions and lower professional fees.

•	Operating income increased to $793,000 from $17,000 in the third quarter of 2007 as the efforts to contain selling, general and administrative expenses resulted in improved operating margins.

•

Other expenses, including interest, increased by $159,000 primarily due to an increase in cash surrender value (“CSV”) expense for life insurance of $292,000, which was partially offset by $188,000 of lower interest expense because of reduced debt and a decline in interest rates.

The combined impact of the foregoing factors was a $617,000 improvement in income before taxes.

The effective tax rate for the third quarter of 2008 was 66.7% compared to 313.7% for the third quarter of 2007. The 66.7% effective tax rate for the third quarter of 2008 was due principally to the effect of non-deductible CSV expense of $319,000. The 313.7% effective rate for the tax benefit for the third quarter of 2007 was due to a reversal of the net operating loss (“NOL”) valuation allowance for CEEL and a tax benefit for PPL due to a pending decline in the corporate tax rate in the United Kingdom from 30% to 28% and the impact of this action on deferred taxes on the Company’s balance sheet.

Executive Summary—Nine Months

Net earnings for the first nine months of 2008 totaled $1.9 million or $.30 per share – an increase of $2.7 million or $.42 per share compared to the same period of 2007. Key factors contributing to the improved net earnings were:

•

Net sales declined $14.1 million, or 12.8%, due to lower sales of mobile navigation, as a result of the change in the fourth quarter of 2007 of the Company’s North American mobile navigation strategy, as well as lower sales of two-way radios,

Citizens Band radios and radar detectors in North America. Partially offsetting these lower sales was a $1.7 million net sales increase at PPL.

•

Gross profit increased by $3.9 million despite the sales decline as gross margin rose 7.5 points to 31.2% because of higher margins on new models, lower airfreight and the change in the Company’s North American mobile navigation strategy.

•

Selling, general and administrative expenses decreased $2.4 million, or 8.4%, due to lower selling expense as a result of the decline in sales as well headcount reductions, lower professional fees and the Company’s overall cost containment efforts.

•	Operating income increased $6.2 million to $4.1 million as the improvements in gross margins and efforts to contain selling, general and administrative expenses resulted in improved operating margins.

•

Other expenses, including interest, increased by $894,000 mainly due to $780,000 of a CSV expense in 2008 compared to $193,000 of CSV income in 2007. This was partially offset by $374,000 of lower interest expense because of reduced debt and a decline in the interest rate incurred.

The combined impact of the foregoing factors was $2.8 million of income before income taxes compared to a $2.5 million loss before income taxes for the first nine months of 2007.

The effective tax rate for the first nine months of 2008 was 31.5% compared to 70.6% for the same period a year ago. The 70.6% effective rate for the tax benefit for the nine-month period ending September 30, 2007 was due to a reversal of the NOL valuation allowance for CEEL and a tax benefit for PPL due to a pending decline in the corporate tax rate in the United Kingdom from 30% to 28% and the impact of this action on deferred taxes on the company’s balance sheet.

EBITDA

The following table shows the reconciliation of net income to EBITDA and EBITDA As Defined:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2008	2007	2008	2007
Net income (loss)	$142	$404	$1,933	$(750)
Depreciation/amortization	1,130	1,481	4,535	5,248
Interest expense	231	419	775	1,149
Income tax provision (benefit)	285	(596)	895	(1,768)
Minority interest	—	2	14	13

EBITDA	1,788	1,710	8,152	3,892
Stock option expense	65	67	194	158
CSV loss (gain)	319	27	780	(193)
Other non-cash items	(217)	986	(273)	959

EBITDA As Defined	$1,955	$2,790	$8,853	$4,816

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

Third Quarter 2008 Compared to Third Quarter 2007

The following table contains sales and pre-tax profit (loss) after eliminating intercompany accounts by business segment for the third quarter ending September 30, 2008 and 2007:

Business Segment	2008		2007		2008 vs. 2007 Increase (Decrease)

	(in thousands)
	Net Sales	Pre-tax Profit	Net Sales	Pre-tax (Loss) Profit	Net Sales	Pre-tax Profit
Cobra	$30,778	$258	$35,695	$(409)	$(4,917)	$667
PPL	2,464	169	3,588	219	(1,124)	(50)

Total Company	$33,242	$427	$39,283	$(190)	$(6,041)	$617

Cobra Business Segment

Cobra net sales decreased $4.9 million, or 13.8%, in the third quarter of 2008 to $30.8 million. During the fourth quarter of 2007, the Company announced a change in its mass market mobile navigation strategy in North America. As part of this change in strategy, all future development of mass marketed mobile navigation products ceased with future efforts limited to unique mobile navigation products sold into niche markets with specialized and focused distribution. When such products are launched, lower cost sourcing arrangements utilizing the PPL platform or that of other qualified vendors will be employed. Accordingly, $1.2 million of this decline was due to lower mobile navigation/GPS product net sales as a result of this change in strategy. The remaining $3.7 million decline was due to lower sales of two-way radios, Citizens Band radios and detectors in the United States due to weak store traffic and competitive pressures. The following table summarizes the net sales for the three-month periods ending September 30, 2008 and 2007:

	Mobile Navigation/ GPS Products Net Sales	Other Products Net Sales	Total Net Sales
	(in thousands)
2008	$674	$30,104	$30,778
2007	1,897	33,798	35,695

Decrease	$(1,223)	$(3,694)	$(4,917)

Gross profit increased $126,000 in the third quarter of 2008 from the third quarter of 2007 to $8.4 million and the gross margin improved to 27.3% in the third quarter of 2008 from 23.2% in the third quarter of 2007. The gross margin improvement was due to increased gross margins on domestic two-way radios, detectors and Citizens Band radios, which benefited from sales of new, higher-margin models. Additionally, substantially lower air freight also contributed to the improvement in the two-way radio gross margin. Lastly, the gross margin in mobile navigation improved as prices for the most recent product, the NAV ONE™ 5000, remained stable through the third quarter of 2008. The following table summarizes the gross profit for the three-month periods ending September 30, 2008 and 2007:

	Mobile Navigation/ GPS Products Gross (Loss) Profit	Other Products Gross Profit	Total Gross Profit
	(in thousands)
2008 gross (loss) profit	$(54)	$8,457	$8,403
2007 gross (loss) profit	(941)	9,218	8,277

Increase	$887	$(761)	$126

2008 gross margin	-8.0%	28.1%	27.3%
2007 gross margin	-49.6%	27.3%	23.2%

Selling, general and administrative expenses decreased $731,000, or 8.8%, to $7.6 million in the third quarter of 2008 from $8.3 million in the third quarter of 2007. The decrease was due to less variable selling expenses because of the lower sales as well as reduced professional fees and management’s efforts to reduce spending.

Other expense, including interest, increased $190,000 in the third quarter of 2008 as compared to the third quarter of 2007. This increase was mainly due to a $319,000 loss in 2008 on the cash surrender value of life insurance, owned by the Company for the purpose of funding deferred compensation programs for several current and former officers. The loss was generated as the investment vehicles in which the cash was invested declined in value in line with the overall financial markets. Partially offsetting the cash surrender value loss was a $186,000 decline in interest expense, primarily because of a reduced level of borrowings and lower interest rates.

As a result of the above, there was a pre-tax profit of $258,000 in the third quarter of 2008 compared to a pre-tax loss of $409,000 in third quarter of 2007.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales decreased $1.1 million, or 31.3%, to $2.5 million in the third quarter of 2008 from $3.6 million in the third quarter of 2007. This decrease was due to lower sales of personal navigation and GPS locator products in the United Kingdom and in part was due to the weakness in the United Kingdom economy.

Gross profit decreased $155,000 to $1.3 million in the third quarter of 2008 from $1.5 million in the third quarter of 2007. However, the gross margin improved to 52.8% in 2008 from 40.6% in 2007 as the higher-margin download fees of PPL’s proprietary Enigma data base—which provides accurate and comprehensive listings of fixed speed cameras, high accident zones and other hazards—accounted for a higher percentage of revenues in 2008.

Selling, general and administrative expenses totaled $1.3 million for the third quarter of 2008 and were $74,000 or 5.3% lower than the third quarter of 2007. As a percentage of net sales, selling, general and administrative expenses increased to 53.8% in 2008 from 39.0% in 2007 due to the lower level of sales in 2008 as compared to 2007.

As a result of the above, income before income taxes decreased to $169,000 in the third quarter of 2008 from $219,000 in the third quarter of 2007.

Nine Months 2008 Compared to Nine Months 2007

The following table contains sales and pre-tax profit (loss) after eliminating intercompany accounts by business segment for the nine-month periods ending September 30, 2008 and 2007.

	2008		2007		2008 vs. 2007 Increase (Decrease)
	(in thousands)
Business Segment	Net Sales	Pre-tax (Loss) Profit	Net Sales	Pre-tax (Loss) Profit	Net Sales	Pre-tax Profit
Cobra	$84,286	$63	$100,080	$(2,934)	$(15,794)	$2,997
PPL	12,132	2,779	10,454	429	1,678	2,350

Total Company	$96,418	$2,842	$110,534	$(2,505)	$(14,116)	$5,347

Cobra Business Segment

Cobra net sales decreased $15.8 million, or 15.8%, in 2008 to $84.3 million as compared to the first nine months of 2007. $5.9 million of the decline was due to lower mobile navigation sales as a result of the change in Cobra’s North American mass market mobile navigation strategy as previously discussed. The remaining $9.9 million decline was due primarily to lower sales of Citizens Band radios, detectors and two-way radios in the United States. Sales of Citizens Band radios declined as the weak economy and higher fuel prices reduced discretionary income of professional drivers, with strong sales of the new 29 LTD BT with Bluetooth® wireless technology, introduced earlier in 2008, offsetting some of the decline. Lower detector sales resulted principally from weak store traffic and competitive pressures, which were offset, in part, by sales to a major account with which Cobra had not done business for several years. Two-way radio sales in the U.S. decreased because of a reduction in the number of skus at a major retailer, mostly driven by the continuing decline of this product category. However, some of this domestic decrease was offset by a large increase in sales to Cobra’s Canadian distributor because of increased placement. The following table summarizes the net sales for the nine-month periods ending September 30, 2008 and 2007:

	Mobile Navigation/ GPS Products Net Sales	Other Products Net Sales	Total Net Sales
	(in thousands)
2008	$309	$83,977	$84,286
2007	6,165	93,915	100,080

Decrease	$(5,856)	$(9,938)	$(15,794)

Gross margin increased to 28.0% in the first nine months of 2008 from 21.9% in the first nine months of 2007, which resulted in an increase in gross profit of $1.7 million to $23.6 million in the first nine months of 2008 from $21.9 million in the same period a year ago. Approximately 2.4 points of the gross margin improvement was as the result of the change in Cobra’s North American mass market mobile navigation strategy as previously discussed including the positive effect of pricing stability during the period for the NAV ONE 5000, which was introduced late in 2007. Also contributing to the gross margin improvement was significantly lower air freight and the favorable impact of new, higher-margin models such as the 29 LTD BT Citizens Band radio and the XRS 9950 radar detector that includes an optional speed/red light camera GPS locator with Cobra’s proprietary verified data for the entire United States and Canada.

	Mobile Navigation/ GPS Products Gross Profit (Loss)	Other Products Gross Profit	Total Gross Profit
	(in thousands)
2008 gross profit	$(11)	$23,604	$23,593
2007 gross (loss) profit	(2,074)	24,007	21,933

Increase	$2,063	$(403)	$1,660

2008 gross margin	-3.6%	28.1%	28.0%
2007 gross margin	-33.6%	25.6%	21.9%

Selling, general and administrative expenses decreased $2.3 million, or 9.5%, to $22.0 million in the first nine months of 2008 from $24.3 million in the first nine months of 2007. The decrease was due to less variable selling expenses because of the lower sales as well as headcount reductions, lower professional fees and management’s efforts to reduce spending.

Other expense, including interest, was $969,000 higher in the first nine months of 2008 as compared to the same period of 2007 mainly because of a $780,000 loss in 2008 on the cash surrender value of life insurance compared to a $193,000 gain in the prior year. Interest expense decreased $338,000 because of lower borrowing levels and a decline in the interest rate.

As a result of the above, there was pre-tax profit of $63,000 in the first nine months of 2008 compared to a pre-tax loss of $2.9 million in the first nine months of 2007.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales increased $1.7 million, or 16.1%, to $12.1 million in the nine-month period ending September 30, 2008 from $10.4 million for the comparable 2007 period. Higher sales of smartphones and personal navigation products were partially offset by sales declines of GPS products. Sales of personal navigation products were aided by having a full array of products available for sale in 2008 compared to the limited availability in 2007 resulting from development and production problems.

Gross profit increased $2.2 million to $6.5 million, or 53.3%, in the nine-months ending September 30, 2008 from the $4.3 million, or 40.8%, for the prior year period. The increase in gross margin was due to higher sales volume and the mix impact as higher-margin download fees and smartphone sales accounted for a larger portion of the 2008 revenue.

Selling, general and administrative expenses totaled $4.0 million for the first nine months of 2008 and for the same period of 2007. Expressed as a percentage of net sales, selling, general and administrative expenses were 33.1% in 2008 compared to 39.2% for 2007.

As a result of the above, pre-tax profit for the nine-month period ending September 30, 2008 increased to $2.8 million from $429,000 for the prior year’s period.

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

On February 15, 2008, the Company entered into a Loan and Security Agreement (the “LSA”) with The PrivateBank and Trust Company, as lender and agent, and RBS Citizens, N.A., as lender, for a $5.7 million term loan facility and a $40 million revolving credit facility. Both facilities mature on October 19, 2011 and replaced the previous Credit Agreement. During the transition period to The PrivateBank and RBS Citizens lenders, the Company was required to maintain cash on deposit with the prior lender to fund letters of credit; as of September 30, 2008 the cash collateral was no longer required. At September 30, 2008, the Company had interest bearing debt outstanding of $14.2 million, consisting of the $4.8 million term loan and $9.4 million in the revolver. As of September 30, 2008, availability was approximately $18.5 million under the revolving credit line based on the asset advance formulas.

Cobra Electronics U.K. Limited, a wholly-owned subsidiary of the Company, completed the acquisition of 100% of the issued and outstanding share capital of PPL in 2006. Under the acquisition agreement, the purchase price for the issued share capital of PPL consisted of $21.2 million paid in cash at the closing of the transaction. The former shareholders of PPL were eligible to receive additional cash consideration of up to approximately $6.5 million based on the achievement of certain performance targets by PPL for the twelve-month period ended March 31, 2007 (the first earn-out period) and up to approximately $10.0 million for the fourteen-month period ended May 31, 2008 (the second earn-out period). No additional consideration was paid to the former shareholders for the first earn-out period; the former shareholders were eligible to recapture all or a portion of this first earn-out payment should the performance in the second earn-out period exceed the performance targets established for the payment of the entire second earn-out. Additionally, the former shareholders were eligible to earn additional consideration if the performance of PPL exceeded certain cumulative targets for the combined earn-out periods.

The second and final earn-out period in connection with the purchase agreement concluded on May 31, 2008. The aggregate amount of the final earn-out payment, which totaled $8.4 million, was paid to the former shareholders on October 20, 2008.

For the nine months ended September 30, 2008 net cash flows from operating activities were $10.2 million. Significant net cash inflows from operations included net income of $1.9 million, non-cash depreciation and amortization of $4.5 million, a reduction in accounts receivable of $4.0 million, a decrease in inventory of $3.5 million and an increase in accrued income taxes of $716,000. The decrease in accounts receivable resulted from collections on sales from the fourth quarter of 2007. The decrease in inventory was due to mainly lower Cobra mobile navigation inventory as a result of the change in Cobra’s North American mass market mobile navigation strategy as previously discussed and lower inventory at PPL because of higher sales. The increase in accrued income taxes was due to the strong profits at PPL in 2008.

Partially offsetting these inflows was a decrease in accrued liabilities of $4.0 million. The decrease in accrued liabilities was due to two factors. First, accrued advertising and sales promotion costs declined as payments to customers for fourth quarter 2007 advertising and sales promotion programs more than offset similar accruals made in the first quarter of 2008 on lower sales. Second, there was a large reduction in the warranty reserve established at December 31, 2007 for the Company’s change in its North American mobile navigation strategy, which reflected customer returns in the first nine months of 2008. In the fourth quarter of 2007, $7.5 million was charged to cost of sales for costs related to the change in the Company’s mobile navigation strategy in North America, including the impairment of certain intellectual property, the write down of certain mobile navigation inventory, related parts and other assets to estimated net realizable value and the disposition of future product returns by means other than returning them to vendors for credit against new products. At September 30, 2008, the total remaining amount of reserves established for this change in strategy was approximately $326,000. Of this amount, $132,000 was for a warranty reserve for the disposition of future product returns by means other than returning them to vendors for credit against new products, $178,000 was to reduce certain mobile navigation parts to their estimated net realizable value and $16,000 was for a NRV reserve, which reduced mobile navigation products returned from customers to their estimated net realizable value.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2008 to fund its working capital needs.

Net cash used in investing activities amounted to $783,000 in the first nine months of 2008. $154,000 was due to a decrease in intangible assets and $642,000 was used for capital expenditures, principally tooling, both of which were lower than in prior years because of the change in the Company’s North American mobile navigation strategy.

Net cash used in the first nine months of 2008 for financing activities totaled $6.8 million due to the Company’s annual cash dividend of $0.16 per share as well as a $5.7 million reduction in long-term debt. The 2008 annual dividend payment of $1.0 million was paid on April 25, 2008 to shareholders of record on April 11, 2008.

The $8.4 million earn-out payment due to the former PPL shareholders was recorded as payable and as additional purchase price in goodwill in September 2008. The $8.4 million was subsequently paid on October 20, 2008. Accordingly, there was no effect on the net cash used in investing activities for the nine-month period ending September 30, 2008.

The Company believes that for the foreseeable future, it will be able to continue to fund its operations with cash generated from operations using existing or similar future bank credit agreements to fund its seasonal working capital.

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

There have been no material changes in the Company’s market risk since December 31, 2007. Beginning in the second quarter of 2008, the Company began purchasing certain products in euros to mitigate the economic impact of the declining value of the U.S. dollar.

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

As of September 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of September 30, 2008.

There has been no change in the Company’s internal control over financial reporting that occurred during the first nine months of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.	Exhibits

a)	Exhibit 10.1 First Amendment to the Deferred Compensation Plan for Select Executives.

b)	Exhibit 10.2 Cobra Electronics Corporation Severance Pay Plan.

c)	Exhibit 10.3 First Amendment to Cobra Electronics Corporation Severance Pay Plan.

d)	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

e)	Exhibit 31.2 Rule 13a-14(a)/15d–14(a) Certification of the Chief Financial Officer.

f)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

g)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ MICHAEL SMITH
Michael Smith
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer)

Dated: November 13, 2008

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.1	First Amendment to the Deferred Compensation Plan for Select Executives

10.2	Cobra Electronics Corporation Severance Pay Plan

10.3	First Amendment to Cobra Electronics Corporation Severance Pay Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer