Form 10-K
period 2008-12-31
COBRA ELECTRONICS CORP
filed 2009-03-17
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Par Value $.33 1/3 Per Share; Common stock traded on the NASDAQ stock market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐        NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2008, was $17,666,594.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2009 was 6,471,280.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 12, 2009, are incorporated by reference into Part III of this Report.

PART I

Item 1.  Business

General

Cobra Electronics Corporation (the “Company”), incorporated in Delaware in 1961, is traded on The NASDAQ Stock Market under the symbol “COBR”. The Company is a leading designer and marketer of two-way mobile communications products in the United States, Canada and Europe, holding the number one or strong number two position in each of its longstanding product lines and targeting a similar position for marine VHF radios and power inverters. The Company has a 47-year track record of innovation and the development of award-winning products and is an industry leader in developing technology applications that serve consumers’ needs. Management believes that the Company’s future success depends upon its ability to predict and respond in a timely and effective manner to changes in the markets it serves. Product performance, reliability, price, availability and service are the main competitive factors. The Company’s sales are dependent upon timely introduction of new products, which incorporate new features desired by consumers, at competitive prices. Cobra® is a leading brand in Citizens Band radios, radar detectors, speed camera detection and two-way radios.

In late 2006, the Company acquired Performance Products Limited (“PPL”), a UK-based designer and marketer of mobile navigation and photo-enforcement detection products, primarily marketed under the Snooper® brand. PPL also has developed and markets the Enigma database (which was rebranded as the AURA™ database in January, 2009) of photo-enforcement locations in the UK and elsewhere in Europe, providing drivers equipped with Snooper mobile navigation and detection devices with advance warning of speed cameras and hazardous conditions. The Company has established PPL as a reporting segment for financial reporting purposes.

The Company is well known for innovation and its responsiveness to consumer needs in each of the following product lines:

•	Two-way radios (FRS, GMRS and PMR)

•	Radar detectors

•	Citizens Band radios

•	Power inverters

•	Marine consumer electronics

•	Photo-enforcement and safety detection

Recent Developments

Innovation remains the hallmark of the Company’s success, as demonstrated by just a few of its recent product introductions and other recent developments.

The Company announced the 2009 launch of the following products:

Cobra Segment

•	XRS 9345/9445/9545/9645/9745/9845/9945/9955/9960G—radar detectors

•	XRS R8/R10G—wireless remote radar detectors

•	CPI 480/880—high power inverters

•	CXT 85/90/400—two-way radios

•	CXR 700/800/900/920 Camo-two-way radios

•	CIR 1000A/2000A—internet radios

•	BT 200—Bluetooth® handset

•	LED 18/60—worklights

•	CM 300-004/330-001/140-002—marine accessories

•	Advanced Universal Road Alert (AURA)—database

PPL Segment

•	S2000 Ventura—portable navigation for RV’s and motor homes

•	S100—golf range finder and golf course information

•	LYNX™—real-time database communication and updates

The XRS 9345, 9445 and 9545 are 14 Band™ radar/laser detectors that feature POP Detection and IntelliMute/IntelliMute™ Pro. The XRS 9645, 9745 and 9845 are 15 Band™ radar/laser detectors that feature IntelliMute Pro and the XRS 9845 features a USB connection for an optional GPS locator that will provide access to the AURA database of photo-enforcement locations. The XRS 9945, 9955 and R8 are 15 Band radar/laser detectors that feature IntelliMute Pro, IntelliScope™, Frequency Display Mode and an optional GPS locator. The XRS 9955 and 9960G feature IntelliView™ and 1.5 inch color OLED display. The XRS R8 is a 15 Band remote radar detector that features IntelliMute Pro, full color OLED, IntelliScope, frequency display mode and an optional GPS locator. The XRS R10G includes the features of the R8 plus an 8 point GPS compass, latitude/longitude information and a GPS locator with a lifetime subscription to the AURA database.

The CPI 480 and 880 are high-power inverters with USB output. The CPI 480 provides 400 watts of continuous power and 800 watts of peak charging power. The CPI 880 provides 800 watts of continuous power and 1600 watts of peak charging power.

The CXT 85 and 90 are two-way radios with 22 channels, rechargeable batteries, dual AC charger and combination speaker/mic/charge jack. The CXT 85 has up to a 14 mile range and the CXT 90 has up to an 18 mile range. The CXT 400 is a two-way radio with 22 channels, rechargeable batteries, wall charger, 10 channel NOAA radio and a range of up to 22 miles.

The CXR 700, 800, 900 and 920 Camo are extended range two-way radios and feature 22 channels, rechargeable lithium ion battery pack, dual port desktop charger and wall charger. The CXR 800, 900 and 920 Camo feature 10 channel NOAA radio. The CXR 920 Camo features a camouflage skin as well as a two boom speaker microphone. The CXR 700 has a range of up to 25 miles, the CXR 800 has a range of up to 27 miles and the CXR 900 and 920 Camo have a range of up to 30 miles.

The CIR 1000A and CIR 2000A are new internet radios which provide access to over 10,000 global radio stations, the ability to search for stations by country, region, or genre, are compatible with wireless security protocols WEP, WPA and WPA2, stream wireless music from your PC or MAC and list artist and song information. The CIR 2000A includes the 1000A features outlined previously plus SD and USB slots, a CD player with CD track information, 2x10W high quality full-range stand alone stereo speakers and full function remote control.

The BT 200 is a Bluetooth handset for cell phone use with outdoor vehicles, such as ATV’s, tractors and other heavy equipment.

Cobra’s new high intensity line of LED flashlights feature long lasting, super bright light with up to 100,000 hours of LED life. Available in flip (LED18) or light bar (LED60), these high intensity lights are a perfect solution for work benches, truck cabs or boat decks.

The CM 300-004 is a fixed mount VHF radio antenna. The CM 330-001 is a handheld remote speaker microphone. The CM 140-002 is a 12 volt car or truck adapter for the MR F300 BT.

Advanced Universal Road Alert (AURA) provides a database of photo-enforcement locations and driving hazards in the United States, Canada and Europe with daily upgrades available 24 hours/day, 7 days/week.

The S2000 Ventura is portable navigation device for motor homes and RV’s with camping data for over 8,600 campsites across Europe.

The S100, golf range finder, provides enhanced course information with GPS enabled location and distance information.

The LYNX database combines GPS and GPRS technologies and enables users to share locations of mobile and fixed safety camera positions.

Sales & Distribution

Demand for consumer electronics products is somewhat seasonal and varies according to channel of distribution. Historically, sales in the last half of the year are significantly greater than in the first half, reflecting increasing purchases by retailers for various promotional activities that begin mainly in the third quarter and culminate with the holiday selling season. Also, because mass retail accounts make up an increasing portion of the Company’s business, orders in the fourth quarter are generally stronger than orders in the third quarter. In 2009, the Company expects to continue developing new customers in the marine/outdoor channel that may over time reduce the seasonality, as sales in the marine/outdoor channel tend to peak in the first and second quarters.

Suppliers

One of the Company’s fundamental strengths is its product sourcing ability. Substantially all of the Company’s products are manufactured to its specifications and engineering designs by a number of suppliers, primarily in China, Hong Kong and South Korea. The Company maintains control over the design and production quality of its products through its wholly-owned subsidiary in Hong Kong which seeks out new suppliers, monitors technological changes, performs source inspection of key suppliers, provides selected engineering services and expedites shipments from suppliers.

Over a period of years, the Company has developed a network of suppliers for its products. To maintain flexibility in product sourcing, all of the Company’s contracts with its suppliers can be terminated by the Company “at will”. While it is the Company’s goal to maintain strong relationships with its current suppliers, management believes that, if necessary, alternate suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends upon the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, under certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company. The Company historically has negotiated substantially all of its purchases in U.S. dollars and in, the case of PPL, frequently uses forward contracts to purchase dollars at a fixed exchange rate to the pound sterling. The Company considers opportunities to make purchases in other currencies, such as euros, to the extent that doing so would be advantageous in light of currency fluctuations involving the U.S. dollar and other currencies. Research and product development expenditures, as well as non-capitalized engineering costs, are expensed as incurred and amounted to $2.2 million in 2008, $2.2 million in 2007 and $1.9 million in 2006.

Patents and Intellectual Property

Patents and other intellectual property can be important marketing and merchandising tools across a broad range of products, but particularly for the Company’s newer products such as the AURA and Bluetooth products. Whenever the Company develops a unique technology, patents are applied for to preserve exclusivity.

The Company’s two-way radios, detectors, Citizens Band radios, HighGear™ accessories, GPS receivers, marine products and mobile navigation devices are marketed under the Cobra brand name. The Cobra trademark is registered in the United States, most European countries as well as other jurisdictions. The Company believes the Cobra trademark, which is indefinitely renewable, is a significant factor in the successful marketing of its products.

Personal navigation devices, GPS locators and other products designed and marketed by PPL are marketed in the United Kingdom and Europe under the Snooper trade name. The Snooper trademark is registered in the United Kingdom and Europe and is a significant factor to successful marketing of PPL products in the United Kingdom and Europe.

Competition

Major competitors in the Cobra business segment are Motorola, Midland and Uniden (two-way radios); Whistler and Escort/Beltronics (detection); Uniden, Midland and Radio Shack (Citizens Band radios); and Icom, Uniden and Standard Radio (marine products).

Competitors in the PPL segment include Garmin, Tom Tom and Navman for personal navigation devices and Road Angel for GPS locators.

Employees

As of December 31, 2008, the Company employed 132 persons in the U.S. and 42 persons in its international operations. None of the Company’s employees are a member of a union. In January 2009, the Company reduced its U.S. workforce by 10% and eliminated 13 positions and an additional 3 positions were eliminated from International operations.

Information by Segment and Geographic Area

The consolidated entity consists of Cobra Electronics Corporation and its subsidiaries in Hong Kong, Ireland and United Kingdom. With the acquisition of Performance Products Limited in 2006, the Company segregates and reports its operating results into the Cobra Consumer Electronics (“Cobra”) business segment, which sells under the COBRA brand name, and Performance Products Limited (“PPL”) business segment, which sells under the SNOOPER brand name. The Cobra segment is comprised of Cobra Electronics Corporation, Cobra Electronics (HK) Limited (“CHK”) and Cobra Electronics Europe Limited (“CEEL”).

Long–lived assets located outside of the United States totaled $8.1 million at December 31, 2008. International sales, primarily in Canada and Europe (including those of PPL), were $35.1 million, $34.5 million and $20.6 million in 2008, 2007 and 2006, respectively. For additional financial information about business segment and geographic areas, see Note 5 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Cobra Segment

Principal products marketed under the Cobra tradename include:

•	Two-way radios

•	Radar detectors

•	Citizens Band radios

•	Power Inverter and HighGear accessories

•	Marine VHF radios and chartplotters

•	NAV ONE™ mobile navigation devices

•	AURA photo-enforcement database

In the United States, Cobra competes primarily with various manufacturers and distributors of consumer electronics products, principally on the basis of product features and price, and expects the market for its products to remain highly competitive. Cobra also markets its products in over 70 countries through distributors.

Cobra’s products are distributed through a strong, well-established network of nearly 300 retailers and distributors located primarily in the United States, representing nearly 40,000 storefronts where Cobra products can be purchased. Approximately 70 percent of the Company’s sales are made directly to retailers, such as mass marketers, consumer electronics specialty stores, large department store chains, warehouse clubs, office supply chains, television home-shopping retailers, direct-response merchandisers, home centers and specialty stores. Most of the remaining sales are through two-step wholesale distributors that carry Cobra products to fill orders for travel centers, truck stops, small department stores and appliance dealers, duty-free shops on cruise lines and for export. Cobra’s primary sales force is composed of independent sales representatives who work on a straight commission basis. The sales representatives do not sell competing products of other companies.

In both Canada and Europe, as well as elsewhere throughout the world, the Company utilizes distributors which sell primarily to retailers. Cobra’s return policies and payment terms are similar to those of other companies serving the consumer electronics market. Cobra products generally must be shipped within a short time after an order is received and, as a result, order backlog is not significant.

Customers which exceeded 10 percent of consolidated net sales in any one year are as follows: in 2008, sales to Wal-Mart were 11.2 percent, in 2007, sales to Wal-Mart were 14.7 percent, and in 2006, sales to Wal-Mart were 17.0 percent and sales to QVC were 10.3 percent.

Two-Way Radios

In 1997, Cobra entered the two-way radio market and in the fall of 1998 began selling its new microTALK® line. In 1999, the Company launched its European line of microTALK PMR radios in the United Kingdom, France, Spain, Germany, Sweden and Finland, and now holds a leading share in the European market. The Company began selling its microTALK FRS radios to the Canadian market in 2000 and introduced GMRS radios in 2004 and currently holds the number one share in this market. Cobra has attained a leading market position in the domestic GMRS two-way radio market. Although this market has matured and continued sales declines are expected, the Company expects to maintain a leading market position.

Cobra introduced the PR 190/270/4200 and the LI 5600/6700/7200 models in 2008. The PR 190 and 270 are two-way radios with 22 channels, rechargeable batteries, wall charger and LCD display. The PR 190 has up to a 10 mile range and the PR 270 has a range up to 14 miles. The PR 4200 is a two-way radio with 22 channels, rechargeable batteries, wall charger, LCD display, 10 channel NOAA radio and a range up to 18 miles. The LI 5600, 6700 and 7200 expand the line of extended range two-way radios and feature 22 channels, lithium ion battery pack and a 10 channel NOAA radio. The LI 5600 has a range of up to 20 miles, the LI 6700 has a range of up to 22 miles and the LI 7200 a range of up to 27 miles.

The two-way product line for 2009 includes smaller eco-friendly packaging and all products are lead free, in accordance with RoHS standards. The restyled CXR models (CXR 700/800/900/920 CAMO) for 2009 feature ultra compact, lithium ion battery power, high capacity radios with new faceplates and new button cluster layouts.

Detection

Cobra is the number one brand in the domestic market for integrated radar/laser detectors. Cobra commands the number one market share by offering innovative products with the latest technology. The Company has been a leader in applying laser detection technology, including introducing the industry’s first laser-signal detector and the industry’s first integrated radar/laser detector with 360 degree laser detection capability. The Company was also the first to introduce to the retail channel “intelligent” detection systems capable of alerting drivers with a differentiated signal for each of the frequencies emitted by the Company’s patented, FCC-approved Safety Alert® transmitter. The Company’s Safety Alert Traffic Warning System is designed to help drivers avoid potentially serious accidents with police, fire, EMS and public utility vehicles.

Cobra announced digital radar detectors with the industry’s first color LED displays, improved detection range and a strong advance warning and an industry leading 12 bands in 2006. Wireless remote controlled radar/laser detectors (XRS R7 and XRS R9G) with an optional GPS locator (standard with the R9G model) to detect red light and speed camera locations were introduced in 2007. The discreet appearance of the GPS locator and detection unit deters theft and improves detection range.

Cobra introduced the XRS 9340/9440/9540/9640/9740/9840/9940/9950 detection models in 2008. The XRS 9340 and 9440 are 12 Band™ radar/laser detectors that feature UltraBright™ data display and Ku, VG-2 and Spectre 1 detection bands. The XRS 9540, 9640 and 9740 are 12 Band radar/laser detectors that feature DigiView® data display and Ku, VG-2 and Spectre 1 detection bands. The XRS 9840 is a 12-band radar/laser detector that features the cool blue ExtremeBright DataGrafix™ display, POP mode radar gun, Voice-Alert and VG-2 and Spectre 1 detection bands. The XRS 9940 and XRS 9950 radar/laser detection units feature SuperXtreme Range Superheterodyne® (S-XRS™) Maximum Performance 12 Band Technology, ExtremeBright DataGraphix full-color display, alert icons for battery voltage and signal strength, 8-point digital compass, VoiceAlert™ to annunciate signals and alerts, SmartPower™ to automatically shut off the unit when the vehicle’s ignition is turned off, and Safety Alert® and Strobe Alert to alert the driver of approaching emergency vehicles and road hazards. The XRS 9950 has a 1.5 inch color display and optional speed and red light camera connectivity.

The 2009 detection products feature the following innovations: IntelliMute Pro, IntelliScope, IntelliView, 8 point electronic compass, 15-Band technology, frequency display mode and 1.5 inch color OLED display. IntelliMute Pro provides radar-detector-detector (RDD) immunity, Intelliscope provides a detail location of photo enforcement cameras, and IntelliView provides detail location of photo enforcement cameras plus visual warnings.

Citizens Band Radios

Cobra is the leading brand in the domestic Citizens Band radio market. Most of this market is for mobile Citizens Band radios purchased primarily by professional truck drivers. The remaining part of the domestic market is for hand-held Citizens Band radios used for sport and recreational activities.

Cobra has a history of being the technology leader in the Citizens Band radio market. The Company was the first Citizens Band radio marketer to combine a National Weather Service receiver with a mobile Citizens Band radio, enabling motorists to obtain weather and travel information broadcasts. As a major enhancement of this feature, the Company introduced a mobile Citizens Band radio that incorporated an automatic alert feature to warn of National Weather Service emergency advisories. In 1997, the Company introduced SoundTracker® technology which dramatically improved the sound quality when the Citizens Band radio is in receiving mode and allows the user’s voice to break through cluttered airwaves and to be more easily heard when transmitting. The new line of Citizens Band radios featuring an adjustable illuminated front panel—NightWatch™ technology—was introduced in 1999. The patent pending 29 LTD BT introduced in 2008 is the first CB radio to offer Bluetooth wireless technology to allow hands free cell phone conversations, providing drivers with yet another way to communicate safely and easily.

Cobra looks for opportunities to introduce limited edition Citizens Band radios that are intended to drive incremental sales. Historically, Cobra has licensed Harley-Davidson®, Dale Earnhardt® and Dale Earnhardt Jr.® trademarks for this purpose. In 2007, Cobra offered a limited edition chrome model and followed up with a black-chrome limited edition model in 2008.

Power Inverters and High Gear Accessories

In 1997, the Company introduced its first line of power inverters, which permit users to power devices requiring a 120-volt AC power using the 12-volt outlet in a vehicle. The HighGear accessories were developed in 2000 to market high quality Citizens Band radio microphones and external speakers.

The 2006 power inverter product line allows consumers to power 120-volt AC products, such as computers, video games and appliances, using the 12-volt outlet in their vehicle. The CPI 150 Micro Size inverter introduced in 2006 included a USB port for an iPod®, Blackberry®, mobile phone or laptop.

The 2008 product line offered USB output in all models, expanded the selection of compact inverters and increased power capacity. The CPI 130/150 BK/200 CH/475/875/1000/1575/2575 were introduced in 2008.

The CPI 130, 150 BK and 200 CH are compact power inverter models that fit inside a briefcase, backpack or purse. The CPI 130 fits in an automobile cigarette lighter and supplies AC and USB output to provide 130 watts of continuous power and 260 watts of peak charging power. The CPI 150 BK includes a carrying case, cigarette lighter plug and an airline connector that provides 150 watts of continuous and 300 watts of peak power, which is ideal for a laptop computer and a cell phone. The CPI 200 CH fits in a car’s cup holder and offers 200 watts of continuous power and 400 watts that can power a 19-inch television.

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

The 2009 product line added two high power inverters, the CPI 480 and CPI 880, and featured eco-friendly packaging.

Marine Products

Cobra introduced fixed and hand-held dual power marine VHF transceivers and marine chartplotters in 2003. Marine chartplotters, the MC 600 series, featuring embedded aerial photographs of marina and harbor entrances, 3D mapping, dynamic arrows to indicate direction and speed of tidal currents and arrival and off-course alarms, were introduced to marine retailers in 2006.

Cobra launched a new line of handheld and fixed-mount VHF radios in 2007 with Rewind Say-AgainTM, a digital voice recorder that records the last 20 seconds of the transmission. The handheld MR HH425 and the fixed mount MR F80B radios feature Rewind Say-Again, 10 NOAA weather channels, illuminated LCD display and illuminated function keys. The handheld radio can be used as an All-Terrain-Radio that seamlessly goes from a VHF marine radio to a GMRS two-way radio. The MR HH125 waterproof, 3-watt handheld VHF radio featuring an illuminated LCD display and keypad, DC charger, charging jack and rechargeable batteries was introduced in November 2007.

The patent-pending and award winning MR F300 BT, a waterproof Bluetooth handset for your cell phone communications without exposing the cell phone to the elements was introduced in 2008. The BT 200, a Blue Tooth handset for outdoor vehicles was announced in 2008 with initial shipment expected in 2009.

Mobile Navigation

In December 2007, Cobra reassessed the future development of mobile navigation products in North America and concluded that the mobile navigation strategy in North America will focus on niche opportunities for products based on the PPL platform offering lower development costs and higher profitability. Results in 2008 only included winding-down activities as Cobra implemented this mobile navigation strategy.

Prior to revising the mobile navigation strategy, Cobra’s accomplishments included (1) the introduction of the NAV ONE at the 2004 International Consumer Electronics Show, (2) the launch in 2005 of the NAV ONE 4500 with real-time traffic updates, (3) the launch in 2006 of the NAV ONE 2500 with 3-D mapping and red light location alerts and (4) the launch in 2007 of the NAV ONE 5000 with 5-inch touch screen and Bluetooth connectivity.

AURA Photo-Enforcement Database

In 2008, Cobra began marketing in North America a database of photo-enforcement locations as a feature of its high-end radar detectors, drawing on the experience of PPL and their success in the U.K. and throughout Europe. Based on consumer response, Cobra rolled out AURA, the only verified photo-enforcement database in North America, in January, 2009. In addition to providing a unique feature offering for the Company’s top-selling line of radar detectors, the AURA database will be marketed separately with photo-enforcement detection devices and may be licensed to other companies.

PPL Segment

Products marketed by PPL include personal navigation devices, marketed under the tradename of Snooper Truckmate, Snooper Syrius, Snooper Sapphire Plus, Snooper Strabo and others, and GPS-enabled speed camera location detectors, marketed under the tradenames of Snooper Sapphire, Snooper S6-R Neo Plus and Snooper Evolution, among others. 2009 marks the 30th anniversary of the Snooper brand. PPL also markets a database of speed camera locations and other driving hazards, such as high-accident zones, under the Enigma brand; in January, 2009, the Enigma database was be rebranded as the AURA database, representing a global speed camera and hazards database for driver safety. These personal navigation, speed camera locator and database products are marketed through consumer electronics retailers, specialty retailers and directly to consumers through its website and customer service centers. Products are sold primarily in the U.K., although European sales outside of the U.K. increased to 23.7 percent of net sales in 2008 from 15.5 percent in the prior year.

Sales are primarily in the U.K., as well as in other European countries, through a network of 1,400 retailers and distributors and PPL’s website.

Personal Navigation

The Snooper Indago, introduced in 2006, and the Snooper Syrius and Snooper Strabo, introduced in 2007, feature a full-color LCD touchscreen, two dimensional and three dimensional views, a built-in rechargeable battery for cordless operation and the option to download the Enigma database. The Snooper Truckmate, introduced in 2008, is a personal navigation device with dedicated routing within the United Kingdom and Europe for trucks, buses, motor homes and other large vehicles. Information available includes low bridges, weight restrictions and width limitations. Entering specific vehicle information enables the device to select the most appropriate route. The 2009 product line includes the S2000 Ventura for motor homes and RV’s featuring data for over 8,600 campsites in Europe.

The Snooper Sapphire Plus also provides the capability to download the layout of over 2,000 golf courses in the U.K. and Ireland and provide the yardage to course hazards and the green for each hole. The Shotsaver introduced in 2008, offers a complete golf course management tool for over 2,000 golf courses in the United Kingdom and Europe and includes distance calculations. Enhanced golf course information will be available in the S100 to be released later in 2009.

The S290M is a smart phone card that can be used for navigation and speed camera information. The SPT 200 is a personal tracking device that uses GPS, GPRS and GSM technology to monitor the location of any boat, vehicle or individual with an accuracy of 2.5 meters. The SPT220 is an ultra-compact portable tracker designed specifically for pets.

Speed Camera Locators

PPL markets speed camera detection devices, including the Snooper Sapphire, Snooper S6-R Neo Plus and Snooper Evolution, which use GPS location technology and the Enigma database to alert drivers to upcoming speed camera and hazard locations.

Enigma Database

PPL markets a proprietary Enigma database that provides drivers with advance notice of upcoming speed camera and hazardous locations. The proprietary Enigma database provides a competitive advantage. Unlike database capabilities of competitors, the Enigma database is updated on a daily basis and makes the information available to its subscribers 24 hours a day, 7 days a week. The Enigma database makes new speed camera locations more readily available to customers. The Enigma database was rebranded in January 2009 as the AURA database, reflecting the Company’s global strategy for speed camera detection. LYNX with AURA database enabling users to share positions of mobile and fixed safety cameras will be available in 2009.

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

Cobra products are distributed through a network of nearly 300 retailers and distributors in the United States and 33 distributors in Europe and elsewhere around the world. PPL products are sold through a network of 1,400 retailers and distributors in Europe. The Company’s success is dependent upon the ability to retain an existing base of customers to sell the Company’s products. Loss of customers means loss of product placement and, consequently, a reduction in sales volume.

Certain of the Company’s customers account for a large portion of the Company’s net sales. For instance, in 2008, sales to Wal-Mart were 11.2 percent of net sales. We anticipate that Wal-Mart will continue to account for a significant portion of our net sales in the foreseeable future. Customers are not obligated by any firm, long-term purchase commitments for our products. As a result, customers may cancel purchase commitments or reduce or delay orders on relatively short notice. The loss of sales to or a material delay in orders from, our key customers could materially harm our business, financial condition and results of operations.

If the Company is unable to obtain sufficient amounts of high quality products on a timely basis, customer needs may not be met and reduced sales may result.

Substantially all products are manufactured by third party manufacturers located outside of the United States, primarily in China, Hong Kong and South Korea. The ability to meet customers’ needs depends on the ability to maintain an uninterrupted supply of products from multiple third party manufacturers. While the Company purchases most products from multiple third party manufacturers, business, financial condition or results of operations could be adversely affected if any of the principal third party manufacturers experience production problems, lack of capacity or transportation disruptions. In addition, certain of our third party manufacturers serve other customers, a number of which have greater production requirements than we do. As a result, third party manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate services for us on short notice. The extent to which changes in third party manufacturers would have an adverse effect on the Company’s business depends upon the timing of the changes, the product or products that the third party manufacturers produce and the volume of production.

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

Cobra products are sold through a network of nearly 300 retailers and distributors in the United States and 33 distributors in Europe and elsewhere around the world. PPL products are sold through a network of 1,400 retailers and distributors in Europe. Certain distributors market competitors’ products. The loss, termination or failure of one or more of the distributors to effectively promote our products could affect the Company’s ability to bring its products to market and could reduce sales. Changes in the financial or business condition of these distributors and retailers could also affect the level of their purchases of our products which could materially harm our business, financial condition and results of operation.

The Company competes with a large number of companies in the consumer electronics business, and if we are unable to compete effectively, our business, financial condition and results of operations may be materially affected.

The Company encounters strong competition from a number of companies in the consumer electronics business. Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial resources than we do. Competition is based principally on the introduction of new products and pricing. Competitors may have greater resources and operating and financial flexibility to introduce new products and withstand changes in pricing. To compete for sales, the Company may have to lower its prices or increase its investment in development of new technologies, which could reduce gross margin and adversely affect our business, financial condition and results of operations. There is no assurance that the Company will continue to compete effectively against existing and new competitors that may enter our markets.

The current downturn in global economic and market conditions could negatively impact our business, financial condition and results of operations.

The consumer electronics products sold by the Company are generally discretionary purchases for consumers. Consumer spending is affected by many factors, including consumer confidence levels, interest rates, tax rates, employment levels and prospects and other general economic conditions. The current economic slowdown and recession in the United States and worldwide economies, is likely to decrease the demand for products and adversely affect sales. Since economic and market conditions vary within the Company’s business segments, the Company’s future performance by business segment will accordingly vary. In addition, deteriorating or weak economic conditions, or the forecast or perception of the same, may trigger changes in inventory levels at our retail customers, including a reduction in product offerings and out of stock situations, which may adversely affect our results of operations. Also, the cash surrender value of life insurance policies owned by the Company for the purpose of recovering the costs of deferred compensation programs for several current and former officers of the Company is affected by the market value of the underlying investments. Adverse market conditions may result in a decline in the cash surrender value of these life insurance policies, which would result in a non-cash expense that reduces our net income.

International markets expose us to political and economic risks in foreign countries, as well as to risks relating to currency values and import/export policies.

Substantially all of our products are manufactured to our specifications and engineering designs by suppliers located primarily in China, Hong Kong and South Korea. In addition, international sales, primarily in Canada and Europe, represent a significant portion of our total sales. International activities pose risks not faced by companies that limit themselves to the United States market. These risks include:

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

Revenues and purchases are predominately in U.S. dollars; however, a portion of revenue is collectible in other currencies, principally euros and British pounds sterling. The Company historically has negotiated substantially all of its purchases in U.S. dollars and, in the case of PPL, frequently uses forward contracts to purchase dollars at a fixed exchange rate to the British pounds sterling. The Company considers opportunities to make purchases in other currencies, such as euros, to the extent that doing so would be advantageous in light of currency fluctuations involving the U.S. dollar and other currencies. As sales expand in international markets, customers may increasingly make payments in currencies other than U.S. dollars, which could have a considerable affect on margins. The Company hedges foreign currency fluctuations; however, it may not be able to fully hedge against the risks of such fluctuations and future exchange rate fluctuations could materially affect our operating results.

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

If we are unable to enforce or defend its rights with respect to intellectual property, our business may be adversely affected.

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

We may be required to record impairment charges for intangible assets in future periods.

The carrying value of intangible assets totaled $11.2 million at December 31, 2008. We test for impairment whenever evidence of impairment exists. Impairment charges, which will reduce net income and may have material adverse effect on financial results, will be recorded when warranted by our financial performance or market conditions.

Our profitability and financial condition depends on our ability to collect on amounts due from customers.

We have significant accounts receivable due from customers. It is not uncommon for a customer to suspend payments of amounts due if the customer experiences operational difficulties. A customer experiencing severe operational difficulties may file for bankruptcy. In these cases, we may be unable to collect on that customer’s outstanding accounts receivable balance. The failure of our customers to pay amounts due could negatively affect our business, financial condition and results of operations.

Our secured credit facility contains restrictive covenants and our failure to comply with those restrictions could result in a default, which could have a material adverse effect on our business, financial condition and results of operations.

Our secured credit facility is our principal source of available liquidity, other than cash generated by operations. As of December 31, 2008, we had $17.7 million of outstanding indebtedness under our credit facility. In February 2008, we entered into a new secured credit facility which replaced our previous credit facility. Our new credit facility contains a number of significant restrictions that limit our ability to, among other things, do the following:

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

Our inability to secure credit that we may require in the future may negatively impact liquidity.

In the current credit environment it is increasingly difficult for businesses to secure financing. If we require additional financing in the future, we may be unable to secure financing or may only be able to secure financing on terms which could have a material adverse effect on our business, financial condition or results of operations.

Economic conditions may limit the access to credit needed by our customers and suppliers.

Our business may be adversely impacted by the availability of credit and consumer spending rates. Recent deterioration of national and global economic conditions and its impact on the credit environment could materially adversely impact our business, financial condition or results of operations. The financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for the Company or non-performance by suppliers. Uncertainty about current global economic conditions and the higher costs or unavailability of credit may cause consumers of our products to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values. In some cases our customers or suppliers may be unable to stay in business. This could have a material adverse impact on the demand for our products and on our business, financial condition and operating results.

Sales of our products are subject to seasonal variations and, as a result, our quarterly operating results may fluctuate and may not be a reliable indicator of our future performance.

Because mass retail accounts make up an increasing portion of the business, sales orders in the fourth quarter frequently are stronger than orders in first, second and third quarters. Consequently, you should not rely on our results of operations during any particular quarter as an indication of our results for a full year or any other quarter. In addition, if investors inaccurately estimate our results of operations in one or more future quarters and our operating results fall below expectations, our stock price may decline.

The price of our common stock may be subject to sudden decreases due to the inherent volatility of operating and competitive factors.

The market price of the Company’s common stock may be highly volatile and subject to wide fluctuations in response to various factors. We have experienced extreme price and volume fluctuations with respect to the Company’s common stock. The market price of our common stock is dependent upon, but not limited to:

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

Any significant deterioration in employee relations, increases in labor costs or shortages of labor at any facility could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2008, none of our employees were covered by collective bargaining agreements. A slowdown or work stoppage at one facility that lasts for a significant period of time could cause lost sales and increased costs and could adversely affect the Company’s ability to meet customers’ needs.

Business could be adversely affected by a disruption to our Chicago, Illinois and Runcorn, UK facilities.

Our Chicago, Illinois facility accounts for 80 percent of the total space utilized by the Company or 91 percent of the space utilized by the Cobra segment. The Runcorn, UK facility accounts for 12 percent of the total space or 100 percent of the space utilized by the PPL segment. Therefore, any disruption to our operations at either of these facilities could adversely impact our performance and impair our ability to deliver products and services to customers on a timely basis. Operations at the Chicago, Illinois and Runcorn, United Kingdom facilities could be disrupted in the event of:

•	damage to, or inoperability of, its warehouse;

•	a hardware or software error, failure or crash;

•	a power or telecommunications failure; or

•	fire, flood or other natural disaster.

Any disruption could damage the Company’s reputation and cause customers to cease purchasing products from the Company. The Company could be subject to claims or litigation with respect to these losses. The Company’s property and business interruption insurance may not adequately compensate us for all of the losses that we may incur.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to furnish annually a report on our internal controls over financial reporting. The internal control report must contain an assessment by our management of the effectiveness of our internal controls over financial reporting (including the disclosure of any material weakness). Effective for the fiscal year ending December 31, 2009, the independent auditors will be required to attest to and report on internal controls. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order for management to evaluate our internal controls, the Company must regularly review and document its internal control processes and procedures and test such controls. Ultimately, the Company or its independent auditors could conclude that our internal control over financial reporting may not be effective if, among others things:

•	any material weakness in our internal controls over financial reporting exist; or

•	assessed deficiencies are not remediated.

Due to the number of controls to be examined, the complexity of the project, and the subjectivity involved in determining the effectiveness of controls, we cannot be certain that, in the future, all of our controls will be considered effective by management or, if considered effective by our management, that our auditors will agree with such assessment.

If, as required by the Sarbanes-Oxley Act, the Company or its auditors are unable to assert that its internal control over financial reporting is effective, the Company could be subject to regulatory sanctions or lose investor confidence in the accuracy and completeness of the financial reports, either of which could have an adverse effect on the market price for the Company’s common stock.

The Company may be unable to successfully consolidate and integrate the operations of acquired businesses, such as PPL, which may adversely affect the Company’s stock price, operating results and financial condition.

The Company must consolidate and integrate the operations of acquired businesses with our business. In 2006, the Company completed the acquisition of PPL, a consumer electronics company based in the United Kingdom. The success of any acquisition, including the acquisition of PPL, will depend on our ability to integrate assets acquired and personnel in these transactions. Integration efforts often take a significant amount of time, place a significant strain on our managerial, operational and financial resources and could prove to be more difficult and expensive than we predicted. The diversion of our management’s attention and any delays or difficulties encountered in connection with any acquisitions, including the acquisition of PPL, and any future acquisitions that may consummated, could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, employees and others with whom the Company has business dealings.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s office and warehouse facilities in the United States, Hong Kong and Europe are as follows:

Segment	Location	Owned or Leased	Utilization
Cobra	Chicago, Illinois	Owned	Office and warehouse space
Cobra	Kowloon, Hong Kong	Leased	Office space
Cobra	Dublin, Ireland	Leased	Office Space
Cobra	Gent, Belgium	Leased	Warehouse space
PPL	Runcorn, United Kingdom	Leased	Office and warehouse space

Item 3.  Legal Proceedings

The Company is subject to various unresolved legal actions and proceedings, which arise, in the normal course of its business. None of these actions is expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2008.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name, Age and Present Position	Has Held Present Position Since

James R. Bazet, 61, Chairman, President and Chief Executive Officer (Also a director)	Jan. 1998

Anthony Mirabelli, 67, Senior Vice President, Marketing and Sales	Feb. 1997

Michael Smith, 55, Senior Vice President and Chief Financial Officer	Jan. 2001

Gerald M. Laures, 61, Vice President-Finance and Corporate Secretary	Mar. 1994

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on The NASDAQ Stock Market under the symbol COBR. As of March 10, 2009, the Company had approximately 535 shareholders of record and approximately 1,900 shareholders for whom securities firms acted as nominees. The Company’s common stock is the only class of equity securities outstanding.

	STOCK PRICE RANGE AND DIVIDENDS
	2008			2007			2006
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$5.42	$3.32	$0.16	$10.95	$8.75	$0.16	$14.00	$10.06	$0.16
Second	3.69	2.51	—	10.72	9.16	—	12.49	9.04	—
Third	3.19	1.94	—	10.06	6.14	—	11.45	8.04	—
Fourth	2.63	0.75	—	6.75	4.11	—	10.42	8.02	—
Year	5.42	0.75	0.16	10.95	4.11	0.16	14.00	8.02	0.16

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

Year Ended December 31	2008	2007	2006 *	2005	2004
	(in thousands, except per share amounts)
Operating Data:
Net sales	$124,745	$155,935	$153,695	$133,084	$122,877
Net (loss) earnings	(18,839)	(4,422)	(1,630)	11,984	2,381
Net (loss) earnings per share:
Basic	$(2.91)	$(0.68)	$(0.25)	$1.86	$0.37
Diluted	(2.91)	(0.68)	(0.25)	1.81	0.36
Dividends per share	$0.16	$0.16	$0.16	$—	$—
As of December 31:
Total assets	$78,998	$114,318	$116,758	$92,922	$82,494
Long-term debt	16,301	18,745	15,614	—	—

*	Reflects the acquisition of Performance Products Limited (“PPL”) on October 20, 2006.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read in conjunction with the Company’s audited Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K, and any forward-looking statements contained herein or elsewhere in this Form 10-K involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” in Item 1A in this Form 10-K and elsewhere herein.

Executive Summary

In 2008, the Company reported a $31.2 million decrease in net sales to $124.7 million from $155.9 million in 2007. The decrease in net sales was largely attributable to the following factors impacting the Cobra business segment:

•	Mobile navigation/GPS product sales declined as a result of a change in 2007 in the Company’s mass market mobile navigation strategy in North America discussed below.

•

Domestic detection, two-way radio and Citizens Band radio sales all declined because of the effect of the deepening recession on store traffic and consumer spending during the fourth quarter holiday selling period.

•	Domestic detection and two-way radio sales were negatively impacted as a result of competitive pressures.

The Company’s gross margin increased to 30.6 percent in 2008 from 20.1 percent in 2007 because of several factors:

•

In the fourth quarter of 2007, the Company recorded a charge of $7.7 million resulting from a change in its mass market mobile navigation strategy in North America. Of this total charge, $7.5 million was recorded to cost of sales, which reduced the gross margin by 4.9 points. As part of this change in strategy, all future development of mass marketed mobile navigation products ceased with future efforts limited to unique mobile navigation products sold into niche markets with specialized and focused distribution. When such products are launched, lower cost sourcing arrangements utilizing the PPL platform or that of other qualified vendors will be employed. The $7.7 million charge consisted of costs related to the impairment of certain intellectual property; the write down of certain mobile navigation inventory, related parts and other assets to estimated net realizable value; the disposition of future product returns by means other than returning them to vendors for credit against new products; and severance.

•

Cobra segment gross margin was favorably impacted by higher gross margins for domestic detection, two-way radio and Citizens Band radio products due to the launch of new products and improved inventory management.

•	PPL’s gross margin increased in 2008 by 11.2 points and the sales of this segment accounted for a higher percentage of consolidated sales than in the prior year.

The Company’s selling, general and administrative expense decreased $5.5 million in 2008, primarily in the Cobra segment because of declines in fixed sales, marketing and general administrative expenses and lower variable selling expense as a result of the decline in net sales. In connection with a year-end impairment review, resulting from a decline in the Company’s stock price as financial markets declined, the Company recorded a $20.1 million impairment charge in the fourth quarter of 2008 to write-off all the goodwill associated with the PPL acquisition.

Interest expense decreased by $658,000 in 2008 as a result of lower average interest bearing debt and a lower weighted average interest rate. Other expense amounted to $1.1 million in 2008 compared to other income of $1.1 million in 2007. The other expense in 2008 was driven by a $1.6 million loss on the cash surrender value of life insurance, owned by the Company for the purpose of recovering the costs of deferred compensation programs for several current and former officers. The loss was generated as the investment vehicles in which the cash was invested declined in value in line with the overall financial markets.

The Company reported a net loss of $18.8 million, or $2.91 per share in 2008 compared to a net loss of $4.4 million, or $0.68 per share, for 2007. The income tax provision for 2008 reflected a 3.3 percent effective tax rate compared to an effective tax rate of 50.0 percent for the 2007 income tax benefit. The effective tax expense rate for 2008 was low due to the non- deductibility of the cash surrender value loss in the United States and the non-deductibility of the goodwill impairment charge in the United Kingdom. Beginning with 2009, the Company’s intent is to repatriate substantially all of CEEL’s future earnings for use for other corporate purposes, which will increase the Company’s effective tax on these earnings to reflect the higher U.S. rate.

Outlook

The Company’s business is subject to economic cycles and retail industry conditions both domestically and internationally. Purchases of discretionary items, such as the Company’s Citizens Band and two-way radios, radar detectors and other consumer electronic products, tend to decline during recessionary periods, particularly those in which consumer spending is weak. The economic environment in the U.S., Canada and Europe, where substantially all of the Company’s sales occur, has deteriorated over the past several months and consumer spending has been adversely impacted as store traffic has declined at the mass merchants, consumer electronics specialty stores, large department store chains, warehouse clubs and travel center chains that sell the Company’s products. If the global macroeconomic environment continues to be weak or deteriorates further, there will likely be a negative effect on the Company’s revenues and earnings for both of its reporting segments for fiscal year 2009 and potentially continuing into fiscal year 2010. However, to help mitigate the negative effects of this weakening global macroeconomic environment, the Company has taken certain steps, including reducing its workforce by more than ten percent and eliminating certain selling, general and administrative expenses amounting to more than $1.2 million in annualized savings and placing on hold other expenses, which the Company is prepared to trim or eliminate if necessary. Also, the Company will focus on maximizing cash flows in its core Cobra product lines, and, at the same time, launch key, new PPL products. The Company expects that these actions will enable it to be profitable in 2009, with revenues at approximately the same levels as those in 2008.

EBITDA

The Company’s EBITDA showed substantial improvement in 2008, as improved gross margins and lower selling, general and administrative expenses offset substantially increased non-cash charges. The following table shows the reconciliation of net income to EBITDA and EBITDA As Defined:

	Year Ended December 31
	2008	2007
	(in thousands)
Net (loss) income	$(18,839)	$(4,422)
Depreciation and amortization	5,296	7,925
Interest expense	997	1,655
Income tax provision	598	(4,396)
Minority interest	11	19

EBITDA	(11,937)	781
Stock option expense	253	223
CSV loss	1,558	(17)
Deferred revenue, database	426	—
Impairment	20,350	3,031
Other non-cash items	(300)	3,082

EBITDA As Defined	$10,350	$7,100

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

Results of Operations—2008 Compared to 2007

The following table contains sales and pre-tax profit (loss) after eliminating intercompany accounts by business segment for the years ended December 31, 2008 and 2007.

	2008		2007		2008 vs. 2007 Increase (Decrease)
	(in thousands)
Business Segment	Net Sales	Pre-tax Profit (Loss)	Net Sales	Pre-tax Profit (Loss)	Net Sales	Pre-tax Profit (Loss)
Cobra	$110,846	$(559)	$141,180	$(9,583)	$(30,334)	$9,024
PPL	13,899	(17,671)	14,755	784	(856)	(18,455)

Total Company	$124,745	$(18,230)	$155,935	$(8,799)	$(31,190)	$(9,431)

Cobra Business Segment

Net sales of the Cobra segment decreased in 2008 by $30.3 million, or 21.5 percent, to $110.8 million from $141.2 million in 2007. $9.2 million of the decrease was because of lower mobile navigation/GPS product net sales, due to the Company’s change in 2007 in its North American mobile navigation strategy as reflected below:

	Mobile Navigation/ GPS Products Net Sales	Other Products Net Sales	Total Net Sales
	(in thousands)
2008	$122	$110,724	$110,846
2007	9,367	131,813	141,180

Increase (decrease)	$(9,245)	$(21,089)	$(30,334)

Also contributing to the decrease in the Cobra segment were lower sales of domestic detection, two-way radio and Citizens Band radios, which declined 19.3 percent, 33.9 percent and 15.5 percent, respectively. In part, these declines reflected the impact of the deepening recession on store traffic and consumer spending during the fourth quarter holiday selling period and, in the case of Citizens Band radios, the effect of historically high fuel prices early in the year. Additionally, detection and two-way radio sales were negatively impacted as a result of competitive pressures, especially for shelf space for these products at several mass retailers. Two-way radio sales were also adversely affected by the declining emphasis on the category by retailers. Partially offsetting these declines were higher sales of power inverters, as a result of expanded distribution and increased promotional activity at travel centers, and two-way radios in Canada because of increased placement, which helped continue Cobra’s leading position in this market.

Cobra’s gross profit increased to $31.0 million in 2008 from $25.4 million in 2007 while the gross margin was 28.0 percent and 18.0 percent, respectively. The higher gross profit and margin was due mainly to an $8.2 million decrease in the gross loss from mobile navigation/GPS products as reflected below:

	Mobile Navigation/ GPS Products Gross Profit (Loss) (1)	Other Products Gross Profit (Loss)	Total Gross Profit (Loss)
	(in thousands)
2008 gross profit (loss)	$(164)	$31,161	$30,997
2007 gross profit (loss)	(8,453)	33,899	25,446

Increase (decrease)	$8,289	$(2,738)	$5,551

2008 gross margin	-134.4%	28.1%	28.0%
2007 gross margin	-90.2%	25.7%	18.0%

(1)	Expenses for 2008 and 2007 were those estimated to be directly related to the mobile navigation/GPS products and would not have been incurred absent sale of these products.

The lower gross loss in 2008 for mobile navigation/GPS was primarily due to $7.5 million charged in 2007 to cost of sales for the change in the Company’s North American mobile navigation strategy as previously discussed. The $7.5 million cost of sales charge, which reduced the Cobra segment gross margin by 5.4 points, is summarized below (in thousands):

Product warranty and liquidation reserves	$3,008
Product software impairment	2,622
Tooling, packaging and parts write-downs	1,243
Inventory write-downs	676

Charged to cost of sales	$7,549

Excluding the mobile navigation/GPS gross losses in 2008 and 2007, Cobra’s gross margin would have increased to 28.1 percent in 2008 from 25.7 percent in 2007. Responsible for the increase were improved gross margins for all of Cobra’s core domestic products, principally because of the sale of new, higher margin products, as well as improved inventory management which reduced obsolete inventory and airfreight expenses.

Selling, general and administrative expense for the Cobra segment decreased $4.8 million, or 14.3 percent, to $29.0 million in 2008 from $33.8 million in 2007 and, as a percentage of net sales, were 26.2 percent and 24.0 percent, respectively. Almost half of the decrease was due to lower variable selling cost because of the decline in sales. The remainder of the decrease was due to lower professional fees, especially accounting and tax fees which were higher in 2007 because of the PPL acquisition and compliance with new accounting rules as well as legal fees that declined because of the elimination of mobile navigation patent work, and lower fixed sales and marketing cost due to headcount reductions and lower travel. Operating costs at CEEL also declined because of a reduction in headcount and the favorable impact of a weaker euro.

Included in the Cobra segment 2008 pre-tax loss was interest expense of $997,000, which was a decrease of $622,000 from 2007, and other expense of $1.6 million which was an increase of $2.0 million from 2007. Interest expense decreased as a result of lower average interest bearing debt and lower interest rates. Other expense increased because of a $1.6 million loss on the cash surrender value of life insurance, which is owned by the Company for the purpose of recovering the costs of deferred compensation programs for several current and former officers. The loss was generated as the investment vehicles in which the cash was invested declined in value in line with the overall financial markets.

Performance Products Limited Business Segment

PPL’s net sales decreased in 2008 by $856,000, or 5.8 percent, to $13.9 million from $14.8 million in 2007. Impacting net sales in 2008 was the weakening of the pound sterling, which reduced net sales in 2008 by approximately $762,000. In addition, sales in the third and fourth quarters were adversely impacted by the significant decline in the UK economy. First-time sales of SD cards for smartphones offset lower sales of GPS-enabled speed camera location detectors that declined because of a production problem for one popular model during the first half of 2008, which has since been overcome. Sales of personal navigation products increased due to the introduction of the first dedicated portable truck satellite navigation system for professional drivers that uses satellite navigation technology to incorporate width, height and weight limits to create truck friendly routes.

Gross profit increased $1.2 million to $7.2 million, or 51.6 percent, in 2008 from the $6.0 million, or 40.4 percent, for the prior year. The increase in gross margin was due primarily to a mix impact as higher-margin sales of data (download fees and SD cards for smartphones) accounted for a larger portion of PPL’s 2008 revenue.

Selling, general and administrative expenses declined in 2008 by $633,000, or 10.9 percent, to $5.2 million from $5.8 million in 2007. Expressed as a percentage of net sales, selling, general and administrative expenses were 37.3% for 2008 compared to 39.4% for 2007. The decrease in selling, general and administrative expenses was due mainly to the weaker British pound sterling as discussed above.

The Company’s annual impairment review as of October 1, 2008 was superseded by continued degradation of the financial markets and the Company’s stock price. The Company’s low stock price in relation to book value per share triggered an impairment review of the goodwill associated with the PPL acquisition as of December 31, 2008. Based on the year-end reconciliation of the book value to market capitalization, a $20.1 million impairment charge was recorded in the fourth quarter of 2008.

Income Taxes

The income tax provision for 2008 reflected a 3.3 percent effective tax rate for the 2008 tax expense compared to an effective tax rate of 50.0 percent for the 2007 income tax benefit. The $598,000 tax expense based on a pre-tax loss of $18.2 million was due to the non-deductibility of the cash surrender value loss in the United States and the non-deductibility of goodwill impairment in the United Kingdom.

The effective tax rate for 2007 was higher than the combined U.S. statutory rate of 38.9 percent because of minimal tax at CEEL on $1.5 million of taxable income as a result of the reversal of a valuation allowance.

Beginning with 2009, the Company’s intent is to repatriate CEEL’s future earnings for use for other corporate purposes, which will increase the Company’s effective tax on these earnings to reflect the higher U.S. rate.

Results of Operations—2007 Compared to 2006

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

Cobra Business Segment

Net sales of the Cobra segment decreased in 2007 by $9.8 million, or 6.5 percent, to $141.2 million from $151.0 million in 2006. All of the decrease was because of lower mobile navigation/GPS product net sales as reflected below:

	Mobile Navigation/ GPS Products Net Sales	Other Products Net Sales	Total Net Sales
	(in thousands)
2007	$9,367	$131,813	$141,180
2006	22,479	128,495	150,974

Increase (decrease)	$(13,112)	$3,318	$(9,794)

Mobile navigation/GPS net sales declined $13.1 million from 2006 mainly due to significantly lower sales to one major retailer. Offsetting some of the drop in Mobile navigation/GPS net sales was an increase in net sales of Cobra’s other products, which grew by $3.3 million, or 2.6 percent, to $131.8 million from $128.5 million in 2006. A significant portion of this growth was due to strong sales of detection and two-way radios in Europe as sales of CEEL increased 71.9 percent. Also contributing to the higher sales of other products were increases in domestic sales of detectors and inverters, which rose 5.7 percent and 30.1 percent, respectively. Detection sales rose due to increased distribution as well as strong sales to Wal-Mart where Cobra has a significant share of this retailer’s overall (and increasing) business in this category. Because of the strong domestic and European sales, global detection sales for the Cobra segment increased 17.0 percent in 2007. Inverter sales rose as a result of expanded distribution and increased promotional activity at travel centers. Offsetting some of the net sales increase in other product sales were lower North American two-way radio sales because of a lesser emphasis on the category by retailers and continued price deflation.

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

The higher gross loss for mobile navigation/GPS was primarily due to $7.5 million charged to cost of sales for the change in the Company’s North American mobile navigation strategy as previously discussed. The $7.5 million cost of sales charge reduced Cobra’s gross margin by 5.4 points and is summarized below (in thousands):

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

Selling, general and administrative expense for the Cobra segment increased $2.8 million, or 9.1 percent, to $33.8 million in 2007 from $31.0 million in 2006 and, as a percentage of net sales, were 24.0 percent and 20.5 percent, respectively. The increase was due to higher operating costs at CEEL including costs associated with new product introductions; and legal fees for trademark and mobile navigation patent work. Also increasing selling, general and administrative expenses were the effect of a stronger euro; increased professional accounting and tax fees incurred primarily as a result of the PPL acquisition and compliance with new accounting rules; and higher SFAS No. 123(R) stock-based compensation due to the issuance of stock options during the year.

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

Gross margin in 2007 was 40.4 percent compared to 47.9 percent in 2006. Negatively impacting gross margin were the lower percentage of revenue from higher-margin personal navigation products sales, a lower percentage of revenue than expected from high margin download fees, and higher non-cash charges for purchase price amortization.

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

Liquidity and Capital Resources

On February 15, 2008, the Company entered into a Loan and Security Agreement (the “LSA”) with The Private Bank and Trust Company, as lender and agent, and RBS Citizens, N.A. for a $5.7 million term loan facility and a $40 million revolving credit facility. Both facilities mature on October 19, 2011 and replaced the previous credit agreement.

At December 31, 2008, the Company had interest bearing debt outstanding of $17.7 million, consisting of the $4.5 million term loan and $13.2 million in the revolver. As of December 31, 2008, availability was approximately $10.5 million under the revolving credit line based on the asset advance formulas.

On October 20, 2006, Cobra Electronics U.K. Limited, a wholly-owned subsidiary of the Company, completed the acquisition of 100 percent of the issued and outstanding share capital of PPL. Under the acquisition agreement, the purchase price for the issued share capital of PPL consisted of $21.2 million paid in cash at the closing of the transaction. The former shareholders of PPL were eligible to receive additional cash consideration of up to approximately $6.5 million based on the achievement of certain performance targets by PPL for the twelve-month period ended March 31, 2007 (the first earn-out period) and up to approximately $9.4 million for the fourteen-month period ended May 31, 2008 (the second earn-out period). No additional consideration was paid to the former shareholders for the first earn-out period; the former shareholders were eligible to recapture all or a portion of this first earn-out payment should the performance in the second earn-out period exceed the performance targets established for the payment of the entire second earn-out. Additionally, the former shareholders could have earned additional consideration if the performance of PPL exceeded certain cumulative targets for the combined earn-out periods. The second and final earn-out period in connection with the purchase agreement concluded on May 31, 2008. The aggregate amount of the final earn-out payment, which totaled $8.5 million, was paid to the former shareholders on October 20, 2008 and was recorded as additional purchase price in goodwill.

Net cash flows provided by operating activities were $15.0 million for the year ended December 31, 2008, compared to $1.1 million of net cash used in operating activities in 2007. Net cash flows provided by operating activities reflected the add-back of non-cash charges for depreciation and amortization of $5.6 million, the loss on cash surrender value (CSV) life insurance of $1.6 million, and the $20.1 million goodwill impairment, as well as decreases in receivables, inventories and other assets of $8.3 million, $4.3 million and $3.0 million respectively. These cash inflows were partially offset by decreases in accrued liabilities and accounts payable of $4.4 million and $4.1 million, respectively.

Depreciation and amortization included $883,000 million of intangible amortization in the Cobra segment; $628,000 of prepaid amortization in the Cobra segment; $1.5 million of fixed asset depreciation in the Cobra segment; $769,000 of product software amortization primarily for remaining Cobra segment mobile navigation products that were sold off during 2008; and $1.1 million of PPL amortization of intangibles and other assets that resulted from the allocation of the purchase price for PPL in accordance with SFAS 141 and $338,000 of PPL fixed asset depreciation. The $1.6 million loss on the cash surrender value of life insurance, owned by the Company for the purpose of recovering the cost of deferred compensation programs for several current and former officers, was generated as the investment vehicles in which the cash was invested declined in value in line with the overall financial markets. The decrease in accounts receivables was due mainly to the $14.5 million decline in Cobra segment net sales in the fourth quarter of 2008 compared to the fourth quarter of 2007. The decrease in inventories was due to reductions at both Cobra, mainly because of the sell off of remaining mobile navigation inventory, and PPL, mainly because of the reduction in new satellite navigation models, launched in 2007, which had been inventoried to support anticipated strong sales of these new models in the first half of 2008.

The decrease in accrued liabilities was due primarily to decreases in Cobra segment accrued product warranty costs and accrued advertising and sales promotion costs. The decline in accrued product warranty costs was due to the impact of lower Cobra segment sales for the six months ending December 31, 2008 compared to the six months ended December 31, 2007 (since this accrual is based on sales and return rates for the six month period) as well as to the decline in product warranty costs accrued in the fourth quarter of 2007 for the disposition of future product returns in conjunction with the Company’s change in its North American mobile navigation strategy as substantially all of the returns reserved for at December 31, 2007 were received in 2008. This change in mobile navigation strategy was also partly responsible for the decrease in accounts payable as accrued mobile navigation royalties declined in line with the reduction in sales. Also contributing to the decrease in accounts payable was a decline in Cobra segment inventory that was in transit but not paid for at December 31, 2008 compared to December 31, 2007.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2009 to fund its working capital needs. The Company may draw on available credit during the year to satisfy seasonal demands and the Company believes that its existing credit lines will be sufficient for these purposes.

Net cash used in investing activities amounted to $9.9 million in 2008, principally for the $8.5 million final earn-out payment to former PPL shareholders and $1.2 million for capital expenditures. For 2009, cash used for investing activities, primarily capital expenditures, is anticipated to return to a normalized level of approximately $1.5 to $2.0 million and is expected to be funded from operations.

Net cash used in financing activities amounted to $3.3 million, primarily for bank borrowings that resulted from $8.5 million paid to the former shareholders of PPL on October 20, 2008 for the second and final earn-out period in connection with the purchase agreement as discussed above. The Company also used cash for an annual dividend of $1 million paid in April 2008. For 2009, the cash used for financing activities will most likely be limited to debt reduction. The decision on paying an annual dividend in 2009 has been deferred for consideration at the Board of Directors meeting scheduled in April 2009.

The Company believes that for the foreseeable future, it will be able to continue to fund its operations with cash generated from operations using existing or similar future bank credit agreements to fund its seasonal working capital needs. The Company expects to be in compliance with debt covenants during 2009.

The outstanding commitments at December 31, 2008 were as follows:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Capital lease	$18	$18	$—	$—	$—
Operating leases	2,172	560	668	359	585
Open purchase orders	16,589	16,589	—	—	—
Obligations under FIN 48	122	122	—	—	—
Deferred compensation	6,584	68	966	1,444	4,106
Term loan (a)	4,886	1,637	3,249	—	—
Revolving loan (a)	14,585	496	14,089	—	—

Total	$44,956	$19,490	$18,972	$1,803	$4,691

(a) includes interest of $436 for the term loan and interest of $1,364 for the revolving loan.

Critical Accounting Policies and Estimates

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

Revenue Recognition.    Revenue from the sale of goods is recognized at the time of shipment, except for revenue from sales of products to certain customers whose contractual terms specify FOB destination. Revenue from sales of products to these customers is recognized at the estimated time of receipt by the customer when title and risk of loss would pass to the customer. Obligations for sales returns and allowances and product warranties are recognized at the time of sale on an accrual basis as described in the policies for Sales Returns Reserve and Warranty Reserve .

In 2008, the Company adopted EITF 00-21 Revenue Arrangements with Multiple Deliverables for revenues associated with the ongoing access to its proprietary speed camera database that was bundled for sale with selected products and considered a single unit of accounting.

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

Deferred Compensation.    Obligations under the deferred compensation plans which are non-qualified defined benefit plans and annual deferred compensation expense are determined by a number of assumptions. Key assumptions in the determination of obligations under the deferred compensation plans and annual deferred compensation expense include the discount rate and anticipated compensation for each individual covered by the plans, which in part is dependent upon the anticipated future profitability of the Company. The discount rate for 2008 and 2007 was 7 percent. The compensation increase assumptions are based on historical experience and anticipated future performance. The Company maintains life insurance policies for certain current and former executives to provide funding for future obligations.

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

Goodwill and Other Intangible Assets.    Pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company evaluates goodwill for impairment on an annual basis or if impairment indicators exist. For goodwill, the evaluation requires a comparison of estimated fair value of PPL reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge.

The fair values used in the SFAS 142 evaluation are estimated based upon discounted future cash flow projections and comparisons with comparable companies as well as the Company’s market capitalization. Due to the Company’s low market capitalization at December 31, 2008, a goodwill impairment evaluation conducted under SFAS 142 determined that the entire goodwill balance was impaired and resulted in a fourth quarter charge of $20.1 million.

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

Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. The Company has not recorded deferred income taxes on the undistributed earnings of its Irish subsidiary because of the Company’s intent to indefinitely reinvest such earnings. As of December 31, 2008, U.S. income taxes have not been provided on a cumulative total of $1.8 million of such earnings. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. Beginning in 2009, the Company will repatriate the future earnings of its Irish subsidiary.

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

SFAS 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company will adopt SFAS 141R effective January 1, 2009 and apply its provisions prospectively.

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

SFAS 157 defines fair value as the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3—Inputs that are both significant to the fair value measurement and unobservable.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for the Company on January 1, 2009. Earlier adoption of SFAS 161, and separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the financial statements.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect that the adoption of SFAS No. 162 to have a material effect on its consolidated financial statements.

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

Debt incurred under a revolving loan agreement with a balance of $13.2 million as of December 31, 2008 is priced at an interest rate that floats with the market. Therefore, this debt is not significantly affected by changes in the interest rate market. A 50 basis point movement in the floating debt rate would result in approximately a $66,000 increase or decrease in interest expense and cash flows. Also, the Company has $4.5 million of debt as of December 31, 2008 with a rate of interest that is fixed as a result of an interest rate swap. Accordingly, fair value of this fixed-rate debt can be significantly affected by changes in the interest rate market.

The Company’s suppliers are located in China, Hong Kong and South Korea. The Company historically has negotiated substantially all of its purchases in U.S. dollars and, in the case of PPL, uses forward contracts to purchase dollars at a fixed exchange rate to the pound sterling. The Company considers opportunities to make purchases in other currencies, such as euros, to the extent that doing so would be advantageous in light of currency fluctuations involving the U.S. dollar and other currencies.

In 2008, approximately 28.1 percent of the Company’s sales were outside the United States, principally in Europe and Canada, compared to 22.1 percent in 2007. The Company minimizes the foreign currency exchange rate risk associated with relationships outside of the United States by conducting nearly all of its transactions in U.S. dollars, except for some billings of its European business, which are conducted in euros and the billings of PPL which are primarily in pound sterling. The Company does not use derivative financial or commodity instruments for trading or speculative purposes, however, forward contracts are occasionally used for hedging a portion of the Company’s European business’ euro denominated transactions and hedging dollar purchases for PPL. Please refer to Note 11 in the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference, for further information on the Company’s financial instruments and derivatives. Since the Company did not have any open foreign exchange contracts at December 31, 2008, the impact of a 10 percent movement in the U.S. dollar/pound sterling/euro exchange rates is not applicable.

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

•	ability of the Company to maintain adequate financing, to bear the interest cost of such financing and to remain in compliance with financing covenants;

•	impairment of intangible assets due to market conditions and/or the Company’s operating results;

•	changes in law;

•	ability to successfully integrate acquisitions; and

•	other risk factors, which may be detailed from time to time in the Company’s SEC filings.

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

Item 8.  Financial Statements and Supplementary Data

Financial statements and quarterly financial data are included in this Annual Report on Form 10-K, as indicated in the index on page 70.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cobra Electronics Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cobra Electronics Corporation (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cobra Electronics Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 17, 2009

CONSOLIDATED STATEMENTS OF OPERATIONS

Cobra Electronics Corporation

Years Ended December 31, 2008, 2007 and 2006

(In Thousands, Except Per Share Amounts)

	2008	2007	2006
Net sales	$124,745	$155,935	$153,695
Cost of sales	86,576	124,534	123,742

Gross profit	38,169	31,401	29,953
Selling, general and administrative expense	34,175	39,634	32,620
Impairment of goodwill	20,084	—	—

Loss from operations	(16,090)	(8,233)	(2,667)
Interest expense	(997)	(1,655)	(479)
Other (expense) income	(1,143)	1,089	63

Loss before income taxes	(18,230)	(8,799)	(3,083)
Tax provision (benefit)	598	(4,396)	(1,449)
Minority interest	(11)	(19)	4

Net loss	$(18,839)	$(4,422)	$(1,630)

Net loss per common share:
Basic	$(2.91)	$(0.68)	$(0.25)
Diluted	$(2.91)	$(0.68)	$(0.25)
Weighted average shares outstanding:
Basic	6,471	6,458	6,482
Diluted	6,471	6,458	6,482
Dividends declared and paid per common share	$0.16	$0.16	$0.16

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

Cobra Electronics Corporation

December 31, 2008 and 2007

(In Thousands)

	2008	2007
ASSETS
Current assets:
Cash	$1,985	$1,860
Receivables, net of allowance for claims and doubtful accounts of $107 in 2008 and $205 in 2007	18,017	26,804
Inventories, primarily finished goods, net	27,464	33,054
Deferred income taxes, current	6,130	8,715
Prepaid assets	1,705	1,568
Other current assets	1,497	3,338

Total current assets	56,798	75,339

Property, plant and equipment, at cost:
Buildings and improvements	5,996	5,442
Tooling and equipment	21,512	21,554

	27,508	26,996

Accumulated depreciation	(21,962)	(20,423)
Land	230	230

Property, plant and equipment, net	5,776	6,803

Other assets:

Cash surrender value of officers’ life insurance policies	3,034	4,280
Deferred income taxes, non-current	2,004	—
Goodwill	—	11,997
Intangible assets	11,218	15,559
Other assets	168	340

Total other assets	16,424	32,176

Total assets	$78,998	$114,318

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS (cont.)

Cobra Electronics Corporation

December 31, 2008 and 2007

(In Thousands Except Share Data)

	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,370	$1,240
Accounts payable	2,923	7,273
Accrued salaries and commissions	1,124	847
Accrued advertising and sales promotion costs	1,174	2,093
Accrued product warranty costs	897	3,440
Accrued income taxes	495	266
Other accrued liabilities	2,584	4,505

Total current liabilities	10,567	19,664

Non-current liabilities:
Long-term bank debt, net of current maturities	16,301	18,745
Deferred compensation	6,516	6,320
Deferred income taxes	1,983	3,772
Other long-term liabilities	1,077	679

Total non-current liabilities	25,877	29,516

Total liabilities	36,444	49,180

Commitments and contingencies	—	—
Minority interest	24	23
Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized, 7,039,100 issued and outstanding for 2008 and 2007	2,345	2,345
Paid-in capital	20,354	20,101
Retained earnings	26,305	46,179
Accumulated comprehensive income	(2,637)	327

	46,367	68,952
Treasury stock, at cost (567,820 shares for 2008 and 2007)	(3,837)	(3,837)

Total shareholders’ equity	42,530	65,115

Total liabilities and shareholders’ equity	$78,998	$114,318

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cobra Electronics Corporation

Years Ended December 31, 2008, 2007 and 2006

(In Thousands)

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(18,839)	$(4,422)	$(1,630)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	5,296	7,925	5,852
Goodwill impairment	20,084	—	—
Impairment—product software, tooling and packaging	266	3,031	2,757
Deferred income taxes	(1,005)	(3,251)	(2,503)
Loss (gain) on cash surrender value (CSV) life insurance	1,558	(17)	12
Stock-based compensation	253	223	48
Tax benefit from stock options exercised	—	99	12
Minority interest	11	(19)	4
Changes in assets and liabilities:
Receivables	8,329	1,629	2,550
Inventories	4,250	(3,720)	(4,696)
Other current assets	1,162	681	(1,516)
Other long-term assets	1,888	(2,456)	1,002
Accounts payable	(4,142)	1,128	(747)
Accrued income taxes	157	(2,029)	1,004
Accrued liabilities	(4,357)	843	1,166
Deferred compensation	195	463	796
Deferred income	(310)	(749)	(950)
Other long-term liabilities	212	(409)	195

Net cash provided by (used in) operating activities	15,008	(1,050)	3,356

Cash flows from investing activities:
Capital expenditures	(1,166)	(1,558)	(1,623)
Loan receivable	—	—	3,374
Intangible assets	—	—	(3,448)
Premiums on CSV life insurance	(312)	(295)	(308)
Purchase of Performance Products Limited	(8,464)	—	(21,898)

Net cash used in investing activities	(9,942)	(1,853)	(23,903)

Cash flows from financing activities :
Bank borrowings	(2,314)	3,311	16,674
Dividends paid to shareholders	(1,035)	(1,031)	(1,041)
Repayment of officer’s note receivable	—	—	400
Transactions related to exercise of stock options, net	—	288	(534)
Other	—	29	—

Net cash (used in) provided by financing activities	(3,349)	2,597	15,499

Effect of exchange rate changes on cash and cash equivalents	(1,592)	288	222

Net increase (decrease) in cash	125	(18)	(4,826)
Cash at beginning of year	1,860	1,878	6,704

Cash at end of year	$1,985	$1,860	$1,878

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,008	$1,873	$182
Income taxes, net of refunds	$(314)	$1,533	$377

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Cobra Electronics Corporation

Years Ended December 31, 2008, 2007 and 2006

(In Thousands, Except Share Data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Officer’s Loan Receivable	Treasury Stock	Total
Balance—January 1, 2006	$2,345	$19,761	$54,255	$(251)	$(400)	$(3,458)	$72,252
Comprehensive income (loss):
Net loss	—	—	(1,630)	—	—	—	(1,630)
Accumulated other comprehensive income—Foreign currency translation adjustment	—	—	—	262	—	—	262

Total comprehensive loss							(1,368)
Repayment of loan	—	—	—	—	400	—	400
Dividends to shareholders	—	—	(1,041)	—	—	—	(1,041)
Stock compensation expense	—	48	—	—	—	—	48
Purchase 65,809 shares of treasury stock	—	—	—	—	—	(600)	(600)
Transactions related to exercise of 10,000 options, net	—	3	—	—	—	63	66
Tax benefit from stock options exercised	—	12	—	—	—	—	12

Balance—December 31, 2006	2,345	19,824	51,584	11	—	(3,995)	69,769
Comprehensive income (loss):
Net loss	—	—	(4,422)	—	—	—	(4,422)
Accumulated other comprehensive income—Foreign currency translation adjustment	—	—	—	227	—	—	227
Interest rate swap, net of tax expense of $87	—	—	—	89	—	—	89

Total comprehensive loss							(4,106)
Dividends to shareholders	—	—	(1,031)	—	—	—	(1,031)
Stock compensation expense	—	223	—	—	—	—	223
Other	—	—	48	—	—	—	48
Purchase 30,329 shares of treasury stock	—	—	—	—	—	(292)	(292)
Transactions related to exercise of 68,171 options, net	—	(45)	—	—	—	450	405
Tax benefit from stock options exercised	—	99	—	—	—	—	99

Balance—December 31, 2007	2,345	20,101	46,179	327	—	(3,837)	65,115
Comprehensive income (loss):
Net loss	—	—	(18,839)	—	—	—	(18,839)
Accumulated other comprehensive income—Foreign currency translation adjustment	—	—	—	(2,700)	—	—	(2,700)
Interest rate swap, net of tax benefit of $203	—	—	—	(264)	—	—	(264)

Total comprehensive loss							(21,803)
Dividends to shareholders	—	—	(1,035)	—	—	—	(1,035)
Stock compensation expense	—	253	—	—	—	—	253

Balance—December 31, 2008	$2,345	$20,354	$26,305	$(2,637)	$—	$(3,837)	$42,530

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cobra Electronics Corporation

Years ended December 31, 2008, 2007 and 2006

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

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. Effective October 20, 2006, the consolidated financial statements also include a variable interest entity (“VIE”) of which PPL is the primary beneficiary as further described in Note 9, Variable Interest Entity. The consolidated entities are collectively referred to as the “Company”. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition—Revenue from the sale of goods is recognized at the time of shipment, except for revenue from sales of products to certain of those customers whose contractual terms specify FOB destination. Revenue from sales of products to these customers is recognized at the estimated time of receipt by the customer when title and risk of loss would pass to the customer. Obligations for sales returns and allowances and product warranties are recognized at the time of sale on an accrual basis.

In 2008, the Company adopted EITF 00-21 Revenue Arrangements with Multiple Deliverables for revenues associated with the ongoing access to its proprietary speed camera database that was bundled for sale with selected products and considered a single unit of accounting.

Shipping & Handling—Shipping and handling costs are included in cost of goods sold, and the amounts invoiced to customers relating to shipping and handling are included in net sales.

Sales Tax—The Company adopted Emerging Issues Task Force Opinion 06-3(“EITF 06-3”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement on January 1, 2007. In accordance with EITF 06-3, the Company presents the sales tax on a net basis in its consolidated financial statements.

Advertising and Sales Promotion Expenses—These costs reflect amounts provided to retailers and distributors for advertising and sales promotions and are expensed as incurred. Customer programs, generally agreed to at the beginning of each year, are mainly variable programs dependent on sales and special promotional events and may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new, or changes to existing, promotional programs. These customer programs are accounted for as either a reduction of revenue or an operating expense in accordance with EITF 01-09, Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor’s Products). Advertising and sales promotion expenses for the years ended December 31, 2008, 2007 and 2006 totaled $7.6 million, $9.7 million and $7.5 million, respectively.

Research, Engineering and Product Development Expenditures—Research and product development expenditures, as well as the non-capitalized engineering costs, are expensed as incurred and amounted to $2.2 million in 2008, $2.2 million in 2007 and $1.9 million in 2006.

Stock Based Compensation—The Company adopted the Financial Accounting Standards No. 123(R) (“SFAS 123R”) on January 1, 2006. In accordance with SFAS 123R, the Company estimates the fair value of the stock option on the grant date using the Black-Scholes-Merton option pricing model and assumptions for expected price volatility, option term, risk-free interest rate and dividend yield and forfeitures. Expected price volatilities are based on historical volatilities of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of the stock based compensation is recognized on a straight-line basis over the requisite service period.

Income Taxes—The Company accounts for income taxes in accordance with Financial Accounting Standard No. 109, Accounting for Income Taxes, (“SFAS 109”) as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning and strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of SFAS 109.

Comprehensive Income (Loss)—The Company reports comprehensive income/loss under the provisions of Financial Accounting Standard No. 130, Reporting Comprehensive Income (“SFAS 130”). Comprehensive income/loss is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income/loss includes net earnings/loss and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the years ended December 31, 2008 and 2007, other comprehensive income/loss includes the foreign currency translation adjustment and the net of tax impact of an interest rate swap. For the years ended December 31, 2006, other comprehensive income/loss only includes the foreign currency translation adjustment.

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

Inventories—Inventories are recorded at the lower of cost or market, on a first-in, first-out basis.

Concentration of Credit Risk—The Company has evaluated its concentration of credit risk as it applies both to customers and to the institutions with which it places cash investments.

The Company believes that its concentration of credit risk as it applies to customers is low due to its broad customer base in all regions of the United States, as well as other areas in North America and Europe. Customer concentration is described by those customers that accounted for more than 10 percent of sales as follows: In 2008, net sales by the Cobra segment to Wal-Mart totaled 11.2 percent of consolidated net sales. Net sales by the Cobra segment to Wal-Mart in 2007 totaled 14.7 percent of consolidated net sales and in 2006, net sales by the Cobra segment to Wal-Mart and QVC totaled 17.0 percent and 10.3 percent of consolidated net sales, respectively.

The Company will selectively use credit insurance for certain accounts in light of management’s judgment of credit risk and the expense to acquire such insurance.

The Company places temporary cash investments with institutions of high credit quality. At December 31, 2008 and 2007, the Company had approximately $2.0 million ($1.8 million was on deposit in foreign banks) and $1.9 million ($1.2 million was on deposit in foreign banks), respectively, on deposit with such financial institutions, of which $1.2 million and $1.7 million, respectively, were in excess of amounts insured by the respective governments. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of this concentration. Consequently, no significant concentration of credit risk is considered to exist.

Depreciation—Depreciation of buildings, tooling and equipment is computed using the straight-line method over the following estimated useful lives. Building improvements are depreciated using the straight-line method over the lesser of the useful life or the lease term. Depreciation expense totaled $1.9 million for 2008, $2.3 million for 2007, and $1.7 million for 2006.

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

Intangible assets subject to amortization are evaluated for impairment pursuant to Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires impairment testing whenever events or circumstances indicate that the carrying amount of an amortizable intangible asset may not be recoverable. If impairment indicators exist for an amortizable intangible asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If the projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If the projection of undiscounted cash flows is less than the carrying value of the intangible asset, an impairment charge is recorded to reduce the intangible asset to its fair value. Economic conditions in the fourth quarter of 2008 triggered a SFAS 144 impairment analysis, however no impairment resulted. The Company recorded impairment charges of $266,000, $3.0 million and $2.8 million, respectively for years ended December 31, 2008, 2007 and 2006. The 2008 impairment charge of $266,000 was related to product software. The 2007 impairment charge included $2.6 million for product software impairment and $409,000 for the write-down of tooling and prepaid assets. The 2006 impairment charge of $2.8 million was related to product software.

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

The fair values used in the SFAS 142 evaluation are estimated based upon discounted future cash flow projections and comparisons with comparable companies as well as the Company’s market capitalization. The Company’s annual impairment review as of October 1, 2008 was superseded by continued degradation of the financial markets and the Company’s stock price. The Company’s low stock price in relation to book value per share triggered an impairment review of the goodwill associated with the PPL acquisition as of December 31, 2008. Based on the year-end reconciliation of the book value to market capitalization, a $20.1 million impairment charge was recorded in the fourth quarter of 2008. The Company tested for the impairment of goodwill as of October 1, 2007 and concluded the asset was not impaired.

Amortization of intangible assets is computed using the straight-line method over the following weighted average useful lives:

Classification	Life
Internal use software	3 years
ERP internal software system	7 years
Trademarks and tradenames	3 – 30 years
Patents	17 years
Product software (based on product life cycle)	1 – 3 years
Enigma Database	5 years
Noncompetition Agreements	3 years
Customer Relationships	10 years

Amortization expense relating to intangible assets subject to amortization totaled $2.5 million in 2008, $3.9 million in 2007, and $2.7 million in 2006.

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

Deferred Income—PPL’s balance sheet includes current and long-term income for prepaid customer download fees related to subscriptions to its Enigma database (most commonly estimated for 2.5 years of service) that was recognized throughout 2007 and 2008. At December 31, 2008 and 2007 current deferred income totaled $1.2 million and $1.6 million, respectively, and the long-term deferred income totaled $430,000 and $515,000, respectively.

The current deferred income is classified as other accrued liabilities and the long-term deferred income is classified as other long-term liabilities on the balance sheet.

(2)  New Accounting Standards

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

SFAS 141R amends the goodwill impairment test requirements in SFAS 142. For a goodwill impairment test as of a date after the effective date of SFAS 141R, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under Statement 141R. This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of Statement 141R. This accounting will be required when Statement 141R becomes effective (January 1, 2009 for the Company) and applies to goodwill related to acquisitions accounted for originally under SFAS 141 as well as those accounted for under SFAS 141R. SFAS 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company will adopt SFAS 141R effective January 1, 2009 and apply its provisions prospectively.

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

SFAS 157 defines fair value as the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3—Inputs that are both significant to the fair value measurement and unobservable.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—and amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for the Company on January 1, 2009. Earlier adoption of SFAS 161, and separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the financial statements.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect that the adoption of SFAS No. 162 to have a material effect on its consolidated financial statements.

(3)  Acquisition of Performance Products Limited (“PPL”)

On October 20, 2006, Cobra Electronics UK Ltd., a wholly owned subsidiary of Cobra Electronics Corporation completed the acquisition of 100% of the issued and outstanding share capital of PPL. PPL is a provider of GPS-enabled speed camera detection systems and personal navigation devices to consumers and retail locations based in the United Kingdom, as well as other locations in Europe.

Under the acquisition agreement, the purchase price for the issued share capital of PPL consisted of $21.2 million paid in cash at the closing of the transaction. The former shareholders of PPL were eligible to receive additional cash consideration of up to approximately $6.5 million based on the achievement of certain performance targets by PPL for the twelve-month period ended March 31, 2007 (the first earn-out period) and up to approximately

$9.4 million for the fourteen-month period ended May 31, 2008 (the final earn-out period). Additional consideration was not paid to the former shareholders for the first earn-out period. The final earn-out payment to the former shareholders of PPL totaling $8.5 million was paid on October 20, 2008 and recorded as additional goodwill.

The acquisition was funded from borrowings under an Amended and Restated Loan Agreement with LaSalle Bank, National Association as agent for the lenders, dated October 19, 2006. The final earn-out payment was funded from borrowings under the Loan and Security Agreement (the “LSA”) with The Private Bank and Trust Company, as lender and agent, and RBS Citizens, N.A. dated February 15, 2008. (Refer to Note 10 on Financing Arrangements.)

Unaudited Pro Forma Information

The following unaudited pro-forma information shows the results of Cobra’ operations for the year ended December 31, 2006 as though the acquisition of PPL occurred as of January 1, 2006 (in thousands):

Total revenue	$164,469
Net loss	(3,700)
Net loss per common share
Basic	$(0.57)
Diluted	(0.57)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results had the acquisition taken place as of January 1, 2006, or the results that may occur in the future. Furthermore, the pro forma results do not give effect to the cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisition.

(4)  Goodwill Impairment

The Company recorded goodwill of $12 million in connection with the acquisition of Performance Products Limited (“PPL”) in October 2006. Additional goodwill of $8.5 million resulted from the final earn-out payment to the former PPL shareholders that was recorded in September 2008 and paid in October 2008.

The Company’s annual impairment review as of October 1, 2008 was superseded by continued degradation of the financial markets and the Company’s stock price. The Company’s low stock price in relation to book value triggered an impairment review of the goodwill associated with the PPL acquisition as of December 31, 2008. Due to the on-going challenges in the worldwide economic climate and the continued weakness in the Company’s stock price, management conducted an impairment test as of December 31, 2008. Based on management’s belief that SEC guidance indicates that goodwill cannot be sustained if the gap between the book value and market price cannot be explained by a reasonable control premium, the impairment test reconciled book value to market value per share as part of this analysis. As a result of this reconciliation, the discount rate applied to the forecasted cash flows of PPL was more than doubled from that which was applied in the prior impairment analyses and guideline company metrics were set at the low end of the range as compared to the previous analyses which had set these more in line with the average for comparable companies. These changes in assumptions resulted in the impairment of the goodwill balance at PPL. Consequently, the Company recorded an impairment charge of $20.1 million in the fourth quarter of 2008.

A roll-forward of the goodwill balance follows (in thousands):

Balance at January 1, 2008	$11,997
Translation	(377)
Final earn-out payment	8,464
Impairment charges	(20,084)

Balance at December 31, 2008	$-0-

(5)  Segment Information

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

The tabular presentation below sets forth certain financial information regarding the Company’s net sales and long-lived assets by geographic area for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31
	2008	2007	2006
	(in thousands)
Net sales
Domestic	$89,654	$121,459	$133,141
International	35,091	34,476	20,554
Long-lived assets
Domestic	$14,125	$14,976	$18,345
International	8,075	24,003	25,170

The tabular presentation below summarizes the financial information by business segment for the year ended December 31, 2008, 2007 and 2006. PPL was acquired on October 20, 2006 and the results for 2006 only reflect operations subsequent to that date.

	Year ended December 31,
	2008			2007			2006
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
		(in thousands)
STATEMENT OF OPERATIONS
Net sales	$110,846	$13,899	$124,745	$141,180	$14,755	$155,935	$150,974	$2,721	$153,695
Cost of sales	79,849	6,727	86,576	115,734	8,800	124,534	122,325	1,417	123,742

Gross profit	30,997	7,172	38,169	25,446	5,955	31,401	28,649	1,304	29,953
Selling, general and administrative expense	28,994	5,181	34,175	33,820	5,814	39,634	31,008	1,612	32,620
Impairment of goodwill	—	20,084	20,084	—	—	—	—	—	—

Earnings (loss) from operations	2,003	(18,093)	(16,090)	(8,374)	141	(8,233)	(2,359)	(308)	(2,667)
Interest expense	(997)	—	(997)	(1,619)	(36)	(1,655)	(474)	(5)	(479)
Other (expense) income	(1,565)	422	(1,143)	410	679	1,089	330	(267)	63

(Loss) income before income taxes	(559)	(17,671)	(18,230)	(9,583)	784	(8,799)	(2,503)	(580)	(3,083)
Tax expense (benefit)	366	232	598	(4,033)	(363)	(4,396)	(1,261)	(188)	(1,449)
Minority interest	—	(11)	(11)	—	(19)	(19)	—	4	4

Net (loss) earnings	$(925)	$(17,914)	$(18,839)	$(5,550)	$1,128	$(4,422)	$(1,242)	$(388)	$(1,630)

	December 31, 2008			December 31, 2007			December 31, 2006
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
		(in thousands)
Capital expenditures	$1,057	$109	$1,166	$1,198	$360	$1,558	$1,572	$51	$1,623
Depreciation and amortization	3,537	1,759	5,296	5,496	2,429	7,925	5,326	526	5,852
Impairment	266	20,084	20,350	3,031	—	3,031	2,757	—	2,757
Long-lived assets	14,479	7,721	22,200	15,376	23,603	38,979	18,644	24,871	43,515
Total assets	65,923	13,075	78,998	82,294	32,024	114,318	84,572	32,186	116,758

(6)  Multiple Element Arrangements

In 2008, the Company bundled the sale of its PPL trucker navigation and other selected PPL navigation products with ongoing access to its Enigma speed camera database in order to allow those customers who so chose, to update their databases for both navigation low bridge height data (perceived as critical to some professional drivers) and speed camera locations, which were co-mingled out of necessity in 2008. However, in order to receive these updates to these fully functional products, customers must first register on PPL’s website. The Company deferred the revenue associated with the ongoing service period, which was considered a separate unit of accounting under EITF 00-21. Revenues deferred from this arrangement were calculated using the relative fair market value method and amounted to $426,000 at December 31, 2008.

(7)  Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standard No. 109, Accounting for Income Taxes, (“SFAS 109”) as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning and strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the more likely than not criteria of SFAS 109.

Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company has not recorded deferred income taxes on the undistributed earnings of its Irish subsidiary because of the Company’s intent to indefinitely reinvest such earnings. As of December 31, 2008, U.S. income taxes have not been provided on a cumulative total of $1.8 million of such earnings. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. Beginning in 2009, the Company will repatriate the future earnings of its Irish subsidiary.

The provision (benefit) for income taxes for the years ended December 31, 2008, 2007 and 2006 consists of:

	2008	2007	2006
	(in thousands)
Current provision (benefit)
Federal	$(80)	$(1,459)	$844
State	(14)	(296)	152
Foreign	1,697	443	58

	1,603	(1,312)	1,054

Deferred (benefit) provision
Federal	170	(1,915)	(1,964)
State	30	(398)	(309)
Foreign	(1,205)	(771)	(230)

	(1,005)	(3,084)	(2,503)

Total provision (benefit)	$598	$(4,396)	$(1,449)

A summary of the pre-tax earnings (loss) and tax provision (benefit) for the years ended December 31, 2008, 2007 and 2006 by major taxing jurisdiction follows:

	2008		2007		2006
	Pre-Tax	Tax	Pre-Tax	Tax	Pre-Tax	Tax
	Loss	Provision	Income (Loss)	Benefit	Loss	Benefit
	(in thousands)
United States	$(2,114)	$106	$(10,866)	$(4,068)	$(2,606)	$(1,281)
Foreign	(16,116)	492	2,067	(328)	(477)	(168)

Total	$(18,230)	$598	$(8,799)	$(4,396)	$(3,083)	$(1,449)

The statutory federal income tax rate (34%) is reconciled to the effective income tax rate as follows:

	2008	2007	2006
Income taxes at statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal income tax benefit	(0.5)	(4.9)	(2.6)
Foreign operations	1.4	(8.1)	(5.1)
R & D credit	(0.5)	(1.0)	(13.0)
Valuation allowance	—	(3.6)	4.3
Goodwill impairment	31.4	—	—
CSV loss	3.2	—	—
Other permanent	2.5	0.9	2.0
Other	(0.2)	0.7	1.4

Effective tax rate	3.3%	(50.0)%	(47.0)%

Deferred tax assets and liabilities by type at December 31, 2008 and 2007 are as follows:

	2008	2007
	(in thousands)
Deferred tax assets:
Sales/receivable reserves	$654	$935
Inventory reserves	998	2,604
Compensation reserves	2,605	2,506
Accrued promotion expenses	438	759
Warranty reserves	335	1,284
Property, plant and equipment	390	527
AMT credit carry-forward	1,743	714
R & D expenditures	766	145
Net operating loss carry-forward	1,332	366
Interest rate swap	116	—

Deferred tax assets	9,377	9,840

Deferred tax liabilities:
Tax basis difference on PPL assets acquired	(1,983)	(3,188)
Prepaid expenses	(372)	(541)
Intangible assets	(852)	(1,042)
Other	(19)	(39)
Interest rate swap	—	(87)

Deferred tax liabilities	(3,226)	(4,897)

Net deferred tax asset	$6,151	$4,943

Reconciliation of deferred tax to Consolidated Balance Sheets:
Current Assets:
Deferred income taxes	$8,134	$8,715
Non-Current Liabilities:
Deferred income taxes	(1,983)	(3,772)

Net deferred tax asset	$6,151	$4,943

A summary of the deferred tax asset/liability by major taxing jurisdiction at December 31, 2008 and 2007 follows:

	2008	2007
	(in thousands)
United States	$8,134	$8,131
Foreign	(1,983)	(3,188)

Total	$6,151	$4,943

At December 31, 2008, the Company had an AMT credit carry forward of $1.7 million which does not expire, to offset against future income tax payments.

A deferred tax valuation allowance was not required at December 31, 2008. Management believes it is more likely than not that projected future taxable income, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the deferred tax assets. During 2007, the valuation allowance for CEEL’s net operating loss carry-forward was reversed. The net change in the total valuation allowance during the 2007 was $315,000. The Company will carry-forward $2.4 million of 2008’s net operating loss (“NOL”) to future periods. The tax benefit for 2008’s NOL carryforward will expire in 2028. The Company’s NOL for 2007 was carried back to prior periods.

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

Interest and penalties are included in the income tax expense. During the year ended December 31, 2008, interest expense of $6,000 and penalties of $1,000 were included the tax expense for 2008. At December 31, 2008 the Company has accrued $12,000 for the payment of interest and $5,000 for the payment of penalties.

A reconciliation of the beginning and ending balances of the unrecognized tax benefit follows (in thousands):

Balance at January 1, 2008	$93
Additions for current year tax positions	29
Reductions for prior years’ tax positions	—
Decreases for prior years’ tax positions due to settlements with taxing authorities	—
Decreases for prior years’ tax positions due to lapse of statute of limitations	—

Balance at December 31, 2008	$122

The total amount of unrecognized tax benefits that would impact the effective tax rate if recognized is $29,000. The total amount of unrecognized tax benefits is not expected to significantly change in the next twelve months.

The federal tax returns for the 2005 to 2007 tax years remain open to examination. State tax returns for the 2000 to 2007 tax years remain open to examination by certain tax jurisdictions. The major foreign jurisdictions where Cobra files tax returns are the United Kingdom and Ireland. The 2006 and 2007 tax years are open to examination in those foreign jurisdictions.

(8)  Mobile Navigation Strategy Change

The Company’s decision to change its North American mobile navigation strategy resulted in a $7.7 million charge, $7.5 million charged to cost of sales and $133,000 charged to selling, general and administrative expense, in the fourth quarter of 2007. This strategy change limits the future development of mass market mobile navigation products in North America to unique mobile navigation products sold into niche markets with specialized and focused distribution and employs lower cost sourcing arrangements utilizing the platform of Performance Products Limited or that of other qualified vendors. The components of the $7.7 million charge in the fourth quarter of 2007 follows:

Description	Amount
(in thousands)
Product warranty and liquidation reserves	$3,008
Product software impairment	2,622
Tooling, packaging and parts write-downs	1,243
Inventory write-downs	676

Cost of sales—charge	7,549

Severance	83
Prepaid write-offs	50

Selling, general and administrative—charge	133

Total	$7,682

In the second quarter of 2008, the Company incurred a $266,000 product software impairment charge because lower selling prices were anticipated for the remaining mobile navigation units on-hand. The mobile navigation strategy change reserve totaled $250,000 at December 31, 2008 and the Company does not expect future costs to exceed the current reserve balance.

The employee terminations resulting from the mobile navigation strategy change resulted in a $83,000 severance-related charge in the fourth quarter of 2007. All severance obligations were settled in 2008. A roll-forward of the severance liability follows:

Amount
(in thousands)
Balance at January 1, 2008	$83
Severance payments in 2008	(83)

Balance at December 31, 2008	$0

(9)  Variable Interest Entity

Effective with the acquisition of PPL on October 20, 2006, the Company applied FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). FIN 46R addresses the application of ARB 51 to variable interest entities (“VIE”), and generally requires that assets, liabilities and results of activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary.

The Company’s financial statements for the year ended December 31, 2008 reflect the consolidation of a joint venture, Performance Products Nordic (“PPN”) in which PPL owns a 75% equity interest at December 31, 2008. This entity serves as PPL’s strategic marketer for the Nordic countries. PPN had no significant outstanding debt as of December 31, 2008 and has reported a cumulative net operating profit in its short history. Thus, PPN was determined to be a variable interest entity for which PPL was determined to be the primary beneficiary under FIN46R.

For the year ended December 31, 2008, the consolidation of PPN added approximately $10,000 to the Company’s net sales and increased the Company’s net earnings by approximately $8,000. As of December 31, 2008, the fair value of the assets of this joint venture was approximately $52,000 and the fair values of the associated liabilities and non-controlling interests totaled approximately $40,000.

The liabilities of PPN do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of PPN. Likewise, the assets of PPN do not represent additional assets available to satisfy claims against the Company’s general assets.

(10)  Financing Arrangements

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

On February 15, 2008, the Company entered into a Loan and Security Agreement (the “LSA”) with The Private Bank and Trust Company, as lender and agent, and RBS Citizens, N.A. for a $5.7 million term loan facility and a $40 million revolving credit facility, both of which mature on October 19, 2011. Borrowings under the term loan were used to pay off the balance and close the term loan from the Company’s previous credit agreement. Borrowings under the new revolving credit facility were used to pay off and close the previous revolving credit facility and for general corporate purposes. The LSA replaced the Company’s previous credit agreement.

At December 31, 2008, the Company had interest bearing debt outstanding of $17.7 million, consisting of the $4.5 million term loan and $13.2 million borrowed under the revolving credit facility. As of December 31, 2008, availability was approximately $10.5 million under the revolving credit facility based on the borrowing base formula.

Maximum borrowings outstanding at any month end were $20.5 million and $27.4 million in 2008 and 2007, respectively. Aggregate average daily borrowings outstanding were $17.6 million during 2008 and $19 million during 2007, with weighted average interest rates thereon of 5.3 percent and 7.8 percent, for 2008 and 2007, respectively.

Aggregate principal repayments of long-term debt excluding payments on capital lease obligations over the next five years as of December 31, 2008 are as follows:

Year	Loan	Revolver	Total
	(in thousands)
2009	$1,370	$—	$1,370
2010	1,760	—	1,760
2011	1,320	13,221	14,541

	$4,450	$13,221	$17,671

The term loan requires a $310,000 payment at the end of each calendar quarter through September 30, 2009 and a $440,000 payment for the remaining seven quarters. Interest under the LSA is calculated based on the base rate (Prime or the Federal Funds Rate plus 0.5 percent per annum) or LIBOR, at the Company’s option, plus an applicable margin. The margin, which was at year-end -0.5 percent for the base rate loan and 1.0 percent for LIBOR loans, is determined based on the Company’s total debt to EBITDA ratio tested quarterly, commencing as of June 30, 2008. The revolving credit facility under the LSA is also subject to an unused line fee of 0.25 percent. Borrowings under the LSA are secured by substantially all of the assets of the Company except for equity interests in non-US subsidiaries.

The year-end interest for the term loan was 6.34 percent at December 31, 2008 and 7.59 percent at December 31, 2007. The year-end interest rate for the portion of revolving loan at prime was 2.75 percent at December 31, 2008 and 7.75 percent at December 3, 2007. The year-end interest for the portion of the revolving loan at LIBOR was 2.33 percent at December 31, 2008 and 7.22 percent at December 31, 2007

The LSA allows the Company to pay dividends, repurchase its stock and pay earn-out proceeds associated with the acquisition of PPL. Availability under the revolver is calculated based on a borrowing base formula including 75 percent of eligible accounts receivable, 60 percent of eligible inventory and 60 percent of open trade letters of credit, but it can be subject to reserves at the lenders discretion. Excess availability must be at least $3 million at all times. The LSA contains certain financial and other covenants including a fixed charge coverage ratio and a debt to EBITDA ratio. The term loan is subject to quarterly installment payments and mandatory prepayments based on certain asset sales and issuance of equity or debt. The Company was in compliance with all debt covenants at December 31, 2008.

(11)  Fair Value of Financial Instruments and Derivatives

The Company’s financial instruments include cash, cash surrender value of officers’ life insurance policies, accounts receivable, accounts payable, current portion of long-term debt, long-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The contract value/fair value of the letters of credit at December 31, 2008 was $2.0 million and at December 31, 2007 was $3.6 million. These letters of credit are only executed with major financial institutions, and full performance is anticipated.

As of December 31, 2008, the Company had a derivative contract for an interest swap that was valued using quoted market prices. This financial instrument is exchange-traded and is classified within Level 2 of the fair value hierarchy because the exchange is not deemed to be an active market. The derivative was classified as a long-term liability on the balance sheet. As of December 31, 2008, the fair value of the interest rate swap was $291,000.

The Company’s derivative contracts for interest rate swaps and foreign exchange contracts are reported at fair value in the accompanying balance sheet. Fair value is measured on a recurring basis in accordance with Level 2 of the fair value hierarchy, since the derivatives are not traded in an active market. The derivative is classified as a long-term liability in the balance sheet. The following table provides the fair value information as of December 31, 2008 and 2007.

	December 31, 2008			December 31, 2007
		Fair Value			Fair Value
			Significant			Significant
			Other Observable			Other Observable
	Carrying	Total	Inputs	Carrying	Total	Inputs
	Amount	Fair Value	(Level 2)	Amount	Fair Value	(Level 2)
(In thousands)
Interest rate swap	$291	291	291	$176	176	176

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

The Company hedges foreign exchange exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are carried at fair value in the Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the year ended December 31, 2008. At December 31, 2008, the Company did not have any open foreign exchange contracts for U.S. dollars, pound sterling or euros. The carrying value of the interest rate swap, net of tax, totaled $175,000 and $89,000, respectively at December 31, 2008 and 2007.

(12)  Lease Transactions

The Company leases facilities and equipment under non-cancelable leases with remaining terms of one year or more, expiring at various dates through the year 2020. The terms of the agreements provide that the Company will pay certain operating expenses. The capital lease provides the Company with the option to purchase the related asset at the end of the respective initial lease terms. The gross amount and accumulated amortization for assets subject to the capital lease at December 31, 2008 was $317,000 and $302,000, respectively. The present value of the capital lease was $18,000, less $3,000 of interest.

Total minimum rental amounts committed in future years as of December 31, 2008 are as follows:

	Operating	Capital
	Lease	Lease	Total
	(in thousands)
2009	$560	$18	$578
2010	488	—	488
2011	180	—	180
2012	180	—	180
2013	179	—	179
Thereafter	585	—	585

Total	$2,172	$18	$2,190

Total rental expense amounted to $752,000 in 2008, $658,000 in 2007 and $466,000 in 2006.

(13)  Shareholders’ Equity

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

(14)  Earnings Per Share

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

	2008	2007	2006
	(in thousands, except per share data)
Basic loss per share:
Net loss available to common shareholders	$(18,839)	$(4,422)	$(1,630)
Weighted-average shares outstanding	6,471	6,458	6,482

Basic loss per share	$(2.91)	$(0.68)	$(0.25)

Diluted loss per share:
Weighted-average shares outstanding	6,471	6,458	6,482
Dilutive shares issuable in connection with stock option plans (a)	—	—	—
Less: shares purchasable with option proceeds	—	—	—

Total	6,471	6,458	6,482

Diluted loss per share	$(2.91)	$(0.68)	$(0.25)

(a)	Stock options to purchase 509,296 shares were not included in the calculation for diluted earnings per share for the year ended December 31, 2008 because the exercise price exceeded the market price. Stock options to purchase 477,546 and 591,166 and shares were not included in the calculation for diluted earnings per share for the year ended December 31, 2007 and 2006, respectively, because the effect was anti-dilutive.

(15)  Stock-Based Compensation

The Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

The Company awarded stock-based compensation of 195,000 shares with a ten year term to employees and officers during the year ended December 31, 2007. The Company did not grant stock options in 2006 and 2008. The stock-based compensation expense for the year ended December 31, 2008, 2007 and 2006 totaled $253,000, $223,000 and $48,000, respectively.

The Company estimates the fair value of the stock option on the grant date using the Black-Scholes-Merton option pricing model and assumptions for expected price volatility, option term, risk-free interest rate and dividend yield. Expected price volatilities are based on historical volatilities of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected forfeiture rate of 5 percent was based on the actual forfeitures for the current and previous awards. The fair value of the stock option is recognized on a straight-line basis over the requisite service period. The assumptions for the 2007 stock award are shown in the following table:

Risk-free interest rate	4.0 – 4.6%
Expected life	10 years
Expected volatility	40 – 43%

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

A summary of certain provisions and amounts related to the Plans follows (in thousands):

	2002 Plan	2000 Plans	1998 Plan	1997 Plan	1995 Plan

	(in thousands)
Authorized, unissued shares originally available for grant	25	325	310	300	300
Granted	4	299	310	300	300
Shares available for grant at December 31, 2008	21	26	—	—	—
Options exercisable at December 31, 2008	4	171	111	55	25

A summary of the status of the Plans as of December 31, 2008, 2007 and 2006, and changes during the years ended on those dates is presented below:

	2008		2007		2006
	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price

Fixed Options
Outstanding at beginning of year	684	$6.13	591	$6.13	601	$6.14
Granted	—		195	10.78	—
Exercised	—		(68)	5.92	(10)	6.56
Cancellations and expirations	(175)		(34)		—	—

Outstanding at end of year	509	7.99	684	7.50	591	6.13
Options exercisable at year end	366		481		576
Weighted-average fair value of options granted during the year		$—		$5.23		$—

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable (000)	Weighted Average Exercise Price

$4.01 to $5.00	52	$4.13	0.6	52	$4.13
$5.01 to $6.00	5	5.69	1.4	5	5.69
$6.01 to $7.00	146	6.34	1.8	146	6.34
$7.01 to $8.00	104	7.15	3.4	101	7.14
$8.01 to $9.00	5	8.41	3.1	5	8.41
$9.01 to $10.00	10	9.55	5.1	10	9.55
$10.01 to $11.00	187	10.78	8.2	47	10.78

Total	509	$7.99		366	$5.55

A summary of the nonvested stock options at December 31, 2008 and changes during the year then ended follows:

	Shares (000)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	203	$10.69
Forfeitures	(8)	10.78
Vested	(52)	10.57

Nonvested at December 31, 2008	143	$10.72

The intrinsic value of the options outstanding at December 31, 2008 was zero. The total unrecognized compensation cost was $507,000 as of December 31, 2008 and will be recognized as stock compensation cost over the next three years.

(16)  Retirement Benefits

The Company has a tax-qualified retirement savings plan, the Cobra Electronics Corporation Profit Sharing and 401(k) Incentive Savings Plan (the “Plan”), under which participating employees may contribute up to the yearly statutory maximum into their Plan accounts. In addition, under the Plan, the Company matches amounts contributed by the participant up to a certain percent of earnings, not to exceed the statutory maximum. Matching 401(k) expenses for 2008, 2007 and 2006 were $232,000, $246,000 and $275,000, respectively. The Plan also allows the Company to make discretionary profit sharing contributions to the Plan accounts for the benefit of participating employees for any calendar year in an amount determined by the Board of Directors. Plan profit sharing expenses for 2008, 2007 and 2006 were $0. Non-U.S. defined contribution expenses amounted to $57,000 in 2008, $38,000 in 2007 and $9,000 in 2006.

As of December 31, 2008 and 2007, deferred compensation of $6.5 million and $6.3 million, respectively, was recorded as a long-term liability. The current portion of the deferred compensation liability was included in accrued salaries and commissions, and amounted to $68,000 at December 31, 2008 and $68,000 at December 31, 2007. Deferred compensation obligations arise pursuant to outstanding key executive deferred compensation plans, most of which are non-qualified defined benefit arrangements. The liability is based on discounted future cash flows related to these arrangements. The discount rate used at December 31, 2008 and 2007 was 7 percent.

The cash surrender value of officers’ life insurance policies is classified on the balance sheet as a non-current asset. The cash value of officers’ life insurance policies is maintained to recover the costs of deferred compensation obligations and the aggregate death benefit to the Company at December 31, 2008 totaled $18.8 million.

(17)  Intangible Assets

Intangible assets consist of the following at December 31, 2008 and December 31, 2007:

	December 31
	2008	2007
	(in thousands)
Internal use software	$2,154	$2,112
Less accumulated amortization	(1,962)	(1,812)

	192	300

ERP internal software system	4,204	4,058
Less accumulated amortization	(1,944)	(1,353)

	2,260	2,705

Trademarks, tradenames and patents	5,405	6,142
Less accumulated amortization	(1,053)	(942)

	4,352	5,200

Product software, net of impairment	466	2,382
Less accumulated amortization, net of impairment	(255)	(1,467)

	211	915

Enigma database	1,118	1,460
Less accumulated amortization	(491)	(356)

	627	1,104

Noncompetition agreements	194	254
Less accumulated amortization	(142)	(102)

	52	152

Customer relationships	4,517	5,902
Less accumulated amortization	(993)	(719)

	3,524	5,183

Total	$11,218	$15,559

The decrease in the gross value of intangible assets at December 31, 2008 from the gross value at December 31, 2007 was mainly due to the lower foreign exchange rate used to translate PPL’s assets from the pound sterling to the U.S. dollar. Product software impairment charges totaled $266,000, $2.6 million and $2.8 million for the year ended December 31, 2008, 2007 and 2006, respectively. The product software asset and accumulated amortization shown above are presented net of the respective impairment charges.

The anticipated amortization expense of intangible assets over the next 5 years is $2.0 million in 2009, $1.6 million in 2010, $1.5 million in 2011, $1.3 million in 2012 and $1.0 million in 2013.

(18)  Commitments and Contingencies

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

	2008	2007	2006
	(in thousands)
Accrued product warranty costs, January 1	$3,440	$1,963	$1,618
Warranty provision	2,908	4,304	3,873
Warranty expenditures	(5,451)	(2,827)	(3,528)

Accrued product warranty costs, December 31	$897	$3,440	$1,963

The decrease in the accrued warranty reserve from the prior year-end is mainly due to the reduced sales in 2008 of mobile navigation products.

At December 31, 2008 and 2007, the Company had outstanding inventory purchase orders with suppliers totaling approximately $16.6 million and $17.8 million, respectively.

(19)  Inventory Valuation Reserves

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

	2008	2007	2006
	(in thousands)
Liquidation reserve, January 1	$2,695	$1,112	$874
Liquidation provision	4,490	7,339	4,115
Liquidation of models	(6,562)	(5,756)	(3,877)

Liquidation reserve, December 31	$623	$2,695	$1,112

The decrease in the inventory liquidation reserve from the prior year-end is mainly due to reduced sales in 2008 of mobile navigation products.

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

	2008	2007	2006
	(in thousands)
Net realizable reserve, January 1	$1,614	$736	$509
NRV provision	870	4,121	3,426
NRV write-offs	(2,375)	(3,243)	(3,199)

Net realizable reserve, December 31	$109	$1,614	$736

The decrease in the NRV reserve from the prior year-end is mainly due to the reduced sales in 2008 of mobile navigation products.

(20)  Stockholder Rights Plan

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

In the event that any person becomes an Acquiring Person, each right will entitle the holder (except for the Acquiring Person) thereof, upon payment of the current exercise price, to receive shares of common stock of the Company, which at the time of such person becoming an Acquiring Person, have a market value equal to two times the then current exercise price. If, after the public announcement has been made that any person has become an Acquiring Person, (i) the Company merges into or consolidates with another person (with limited exceptions), (ii) another person (with limited exceptions) merges into or consolidates with the Company and shares of common stock of the Company are converted into securities of another person, cash or property or (iii) the Company transfers 50 percent or more of its consolidated assets, cash flow or earning power to another person (with limited exceptions), each right will entitle the holder thereof to receive, upon payment of the current exercise price, the number of shares of common stock of the Acquiring Person (or of another person affiliated therewith) which, at the time of consummation of the transaction, have a market value equal to two times the then current exercise price.

(21)  Allowance for Claims and Doubtful Accounts

The following table shows the activity in the allowance for claims and doubtful accounts:

	2008	2007	2006
	(in thousands)
Balance, January 1	$205	$282	$275
Provision for claims and doubtful accounts	118	28	84
Write-offs, less recoveries	(216)	(105)	(77)

Balance, December 31	$107	$205	$282

(22)  Other Income (Expense)

The following table shows the components of other income/expense:

	2008	2007	2006
	(in thousands)
Interest income	$67	$41	$258
CSV income (loss)	(1,558)	17	(12)
Exchange gain (loss)	190	705	(199)
Other—net	158	326	16

	$(1,143)	$1,089	$63

(23)  Comprehensive Income (Loss)

The Company reports comprehensive income/loss under the provisions of Financial Accounting Standard No. 130, Reporting Comprehensive Income (“SFAS 130”). Comprehensive income/loss is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income/loss includes net earnings/loss and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the years ended December 31, 2008 and 2007, other comprehensive income/loss includes the foreign currency translation adjustment and the net of tax impact of an interest rate swap. For the year ended December 31, 2006, other comprehensive income/loss only includes the foreign currency translation adjustment.

A summary of the comprehensive income/loss for the three-year period ending December 31, 2008 follows:

	2008	2007	2006
	(in thousands)
Foreign currency translation adjustment	$(2,462)	$238	$11
Interest rate swap—gross	(291)	176	—

Total excluding tax effect of interest rate swap	(2,753)	414	11
Tax effect of interest rate swap	116	(87)	—

Total net of tax	$(2,637)	$327	$11

QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31		June 30		September 30		December 31
	2008	2007	2008	2007	2008	2007	2008	2007
	(in thousands, except per share amounts)
Net sales	$28,858	$32,036	$34,318	$39,215	$33,242	$39,283	$28,327	$45,401
Gross profit	8,916	8,088	11,440	8,380	9,704	9,733	8,109	5,200
Net earnings (loss)	81	(720)	1,710	(434)	142	404	(20,772)	(3,672)
Net earnings (loss) per share (a)
Basic	$0.01	$(0.11)	$0.26	$(0.07)	$0.02	$0.06	$(3.21)	$(0.57)
Diluted	0.01	(0.11)	0.26	(0.07)	0.02	0.06	(3.21)	(0.57)

(a)	The sum of the quarterly net earnings per share amounts may not equal the annual amount because net earnings per share are calculated independently for each quarter.

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

During 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2008.

Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2008 fiscal year, and such information is hereby incorporated by reference.

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

Additional information concerning Cobra’s executive officers is included under Executive Officers of the Registrant in Part I.

Item 11.  Executive Compensation

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2008 fiscal year, and such information, provided that the Compensation Committee Report shall not be deemed “filed” in this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table provides information about stock options outstanding and shares available for future awards under all of Cobra’s equity compensation plans. The information is as of December 31, 2008. Cobra Electronics has not made any grants outside of its equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	495,296	$8.02	10,568	(1)
Equity compensation plans not approved by security holders	14,000	7.22	0	(2)

Total	509,296	7.99	10,568

(1)	Represents shares from the 2000 Plan.
(2)	The 36,000 shares available or issued under these plans may not be issued to directors prior to the approval of the plans by security holders.

Set forth below is a brief description of the material features of each of the Company’s equity compensation plans that was adopted without the approval of the Company’s shareholders and that were in effect at December 31, 2008.

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

***

Other information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2008 fiscal year, and such information is hereby incorporated by reference.

Performance Graph

The following Performance Graph compares the yearly percentage change in the Company’s cumulative total shareholder return on the Company’s Common Stock for the five-year period, December 31, 2003 to December 31, 2008, with the percentage change in the cumulative total return for the Russell 2000 Index (the “Russell Index”), and a peer group of companies selected by the Company.

Peer Group consists of Emerson Radio Corporation, Koss Corporation and Audiovox Corporation. In selecting companies for the peer groups, the Company focused on publicly traded companies that design and market electronics products, which have characteristics similar to that of the Company’s in terms of one or more of the following: type of product, end market, distribution channels, sourcing or sales volume. The returns of each of the companies in the peer groups have been weighted according to their respective stock market capitalizations at the beginning of each period for which a return is indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cobra Electronics, The Russell 2000 Index

And A Peer Group

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.

	12/03	12/04	12/05	12/06	12/07	12/08
Cobra Electronics	100.00	107.42	177.09	128.49	66.17	15.03
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
Peer Group	100.00	112.98	105.91	106.59	83.20	36.62

Item 13.  Certain Relationships and Related Transactions

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2008 fiscal year, and such information is hereby incorporated by reference.

Item 14.  Principal Accountant Fees and Services

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2008 fiscal year, and such information is hereby incorporated by reference.

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

Dated: March 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ JAMES R. BAZET James R. Bazet	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL SMITH Michael Smith	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ GERALD M. LAURES Gerald M. Laures	Vice President—Finance and Corporate Secretary (Principal Accounting Officer)

/s/ WILLIAM P. CARMICHAEL William P. Carmichael	Director

/s/ JOHN S. LUPO John S. Lupo	Director

/s/ IAN R. MILLER Ian R. Miller	Director

/s/ S. SAM PARK S. Sam Park	Director

/s/ ROBERT P. ROHLEDER Robert P. Rohleder	Director

Dated: March 17, 2009

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2-1	Share Purchase Deed dated October 14, 2006 among Cobra Electronics UK Limited, Performance Products Limited and the shareholders of Performance Products Limited—Filed as Exhibit No. 2-1 to the Registrant’s Current Report on Form 8-K dated October 19, 2006 (File No. 0-511), and hereby incorporated by reference.

3-1	Restated Certificate of Incorporation, as amended October 28, 1998—Filed as Exhibit No. 3(i) to the Registrant’s Form 10-K for the year ended December 31, 1998 (File No. 0-511), and hereby incorporated by reference.

3-2	Amended and Restated Bylaws, as amended December 6, 2007—Filed as Exhibit No. 3-2 to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 0-511), and hereby incorporated by reference.

3-3	Certificate of Designation of Series A Junior Participating Preferred Stock of Cobra Electronics Corporation pursuant to Section 151 of the General Corporation Law of the State of Delaware – Filed as Exhibit No. 3(iii) to the Registrant’s Form 10-K for the year ended December 31, 2001
(File No. 0-511), and hereby incorporated by reference.

4	Rights Agreement dated as of October 24, 2001 between Cobra Electronics Corporation and American Stock Transfer & Trust Company, as Rights Agent—Filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K dated October 25, 2001 (File No. 0-511), and hereby incorporated by reference.

10-1 #	Deferred Compensation Plan dated as of December 23, 1992—Filed as Exhibit No. 10-19 to the Registrant’s Form 10-K for the year ended December 31, 1992 (File No. 0-511), and hereby incorporated by reference.

10-2 #	1995 Key Employees Nonqualified and Incentive Stock Option Plan—Filed as Exhibit No. 10-23 to the Registrant’s Form 10-K for the year ended December 31, 1995 (File No. 0-511), and hereby incorporated by reference.

10-3 #	Employment Agreement between Cobra Electronics Corporation and Anthony Mirabelli dated January 31, 1997—Filed as Exhibit No. 10-29 to the Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-511), and hereby incorporated by reference.

10-4 #	1998 Stock Option Plan, as amended—Filed as Exhibit 99.1 to the Registration Statement on Form S-8 of the Registrant dated September 16, 1998 (File No. 333-63501), and hereby incorporated by reference.

10-5 #	Cobra Electronics Corporation Executive Deferred Compensation Plan dated May 11, 1999—Filed as Exhibit No. 10-14 to the Registrant’s Form 10-K for the year ended December 31, 1999
(File No. 0-511), and hereby incorporated by reference.

10-6 #	Cobra Electronics Corporation Deferred Compensation Plan For Select Executives dated December 21, 1999—Filed as Exhibit No. 10-15 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10-7 #	Cobra Electronics Corporation Executive Retirement Trust dated May 11, 1999 between Cobra Electronics Corporation and Gerald Laures, as trustee, for the benefit of James Bazet dated May 11, 1999—Filed as Exhibit No. 10-16 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10-8 #	Employment Agreement addendum between Cobra Electronics Corporation and Anthony Mirabelli dated April 22, 1999—Filed as Exhibit No. 10-17 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000 (File No. 0-511), and hereby incorporated by reference.

Exhibit Number	Description of Document
10-9 #	2000 Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25, 2000 (File No. 333-42164), and hereby incorporated by reference.

10-10 #	2000 Outside Directors Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25, 2000 (File No. 333-42166), and hereby incorporated by reference.

10-11 #	2002 Outside Directors Stock Option Plan—Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated June 24, 2002 (File No. 333-91078), and hereby incorporated by reference.

10-12 #	Employment Agreement between Cobra Electronics Corporation and James R. Bazet dated May 25, 2004—Filed as Exhibit No. 10-29 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 0-511), and hereby incorporated by reference.

10-13	Technology Patent License Agreement between TeleAtlas North America, Inc. and Cobra Electronics Corporation dated March 31, 2006—Filed as Exhibit No. 10-1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006 (File No. 0-511), and hereby incorporated by reference. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

10-14	Amended and Restated Loan and Security Agreement dated as of October 19, 2006 by and among LaSalle Bank National Association, as Lender and as Agent, for the lenders and Cobra Electronics Corporation—Filed as Exhibit No. 10-1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 0-511), and hereby incorporated by reference.

10-15	Waiver and Amendment No. 1 to the Amended and Restated Loan and Security Agreement - Filed as Exhibit No. 10-1 to the Registrant’s Current Report on Form 8-K dated August 1, 2007 (File No. 0-511), and hereby incorporated by reference.

10-16 #	Employment Agreement between Cobra Electronics Corporation and Michael Smith dated December 21, 2007. Filed as Exhibit No. 10-26 to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 0-511), and hereby incorporated by reference.

10-17	Loan and Security Agreement with The Private Bank and Trust and RBS Citizens N.A.—Filed as Exhibit No. 10-1 to the Registrant’s Current Report on Form 8-K dated February 22, 2008 (File No. 0-511), and hereby incorporated by reference

Exhibit Number	Description of Document
10-18 #	Executive Bonus Structure for 2008—Filed as Exhibit No. 10-1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2008 (File No. 0-511), and hereby incorporated by reference.

10-19 #	First Amendment to the Deferred Compensation Plan for Select Executives—Filed as Exhibit No. 10-1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 0-511), and hereby incorporated by reference.

10-20 #	Cobra Electronics Corporation Severance Pay Plan—Filed as Exhibit No. 10-2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 0-511), and hereby incorporated by reference.

10-21 #	First Amendment to Cobra Electronics Corporation Severance Pay Plan—Filed as Exhibit No. 10-3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 0-511), and hereby incorporated by reference.

10-22 #	Employment Agreement Amendment between Cobra Electronics Corporation and Anthony Mirabelli dated December 31, 2008—Filed as Exhibit No. 10-1 to Registrant’s Current Report on Form 8-K dated January 7, 2009 (File No. 0-511) and hereby incorporated by reference.

14-1	Cobra Electronics Code of Business Conduct and Ethics For Officers, Senior Financial Accounting and Financial Personnel and Directors adopted February 22, 2006—Filed as Exhibit No. 14-1 to the Registrant’s Current Report on Form 8-K dated February 22, 2006 (File No. 0-511), and hereby incorporated by reference.

21-1 *	Cobra Electronics Corporation Subsidiaries.

23-1 *	Consent of Grant Thornton LLP dated March 17, 2009.

31-1 *	Rule 13a—14(a)/15d—14(a) Certification of the Chief Executive Officer.

31-2 *	Rule 13a—14(a)/15d—14(a) Certification of the Chief Financial Officer.

32-1 *	Section 1350 Certification of the Chief Executive Officer.

32-2 *	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith.
#	Executive compensation plan or arrangement.