Form 10-Q
period 2009-03-31
COBRA ELECTRONICS CORP
filed 2009-05-11
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 0-511

COBRA ELECTRONICS CORPORATION

(Exact name of Registrant as specified in its Charter)

DELAWARE	36-2479991
(State of Incorporation)	(I.R.S. Employer Identification No.)

6500 WEST CORTLAND STREET CHICAGO, ILLINOIS	60707
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (773) 889-8870

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of Common Stock of Registrant outstanding as of May 5, 2009: 6,471,280

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Operations—Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2009	2008
Net sales	$19,085	$28,858
Cost of sales	14,023	19,942

Gross profit	5,062	8,916
Selling, general and administrative expense	7,056	8,307

(Loss) earnings from operations	(1,994)	609
Interest expense	(150)	(303)
Other expense	(257)	(192)

(Loss) earnings before income taxes	(2,401)	114
Tax (benefit) provision	(786)	26

Net (loss) earnings	(1,615)	88
Less: net earnings attributable to non-controlling interest	1	7

Net (loss) earnings attributable to Cobra	$(1,616)	$81

Net (loss) earnings per common share attributable to Cobra shareholders:
Basic	$(0.25)	$0.01
Diluted	$(0.25)	$0.01
Weighted average shares outstanding:
Basic	6,471	6,471
Diluted	6,471	6,474
Dividends declared per common share	$—	$0.16

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets—Unaudited

(In Thousands)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$1,340	$1,985
Receivables, net of allowance for claims and doubtful accounts of $83 in 2009 and $107 in 2008	14,226	18,017
Inventories, primarily finished goods, net	28,084	27,464
Deferred income taxes, current	6,168	6,130
Prepaid assets	1,745	1,705
Other current assets	1,943	1,497

Total current assets	53,506	56,798

Property, plant and equipment, at cost:
Buildings and improvements	6,038	5,996
Tooling and equipment	21,252	21,512

	27,290	27,508

Accumulated depreciation	(21,924)	(21,962)
Land	230	230

Property, plant and equipment, net	5,596	5,776

Other assets:
Cash surrender value of officers’ life insurance policies	2,755	3,034
Deferred income taxes, non-current	2,905	2,004
Intangible assets	10,944	11,218
Other assets	147	168

Total other assets	16,751	16,424

Total assets	$75,853	$78,998

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets—Unaudited

(In Thousands, Except Share Data)

	March 31, 2009	December 31, 2008
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,370	$1,370
Accounts payable	3,965	2,923
Accrued salaries and commissions	910	1,124
Accrued advertising and sales promotion costs	489	1,174
Accrued product warranty costs	698	897
Accrued income taxes	485	495
Other accrued liabilities	2,354	2,584

Total current liabilities	10,271	10,567

Non-current liabilities:
Long-term bank debt, net of current maturities	15,427	16,301
Deferred compensation	6,684	6,516
Deferred income taxes	1,882	1,983
Other long-term liabilities	1,176	1,077

Total non-current liabilities	25,169	25,877

Total liabilities	35,440	36,444

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized, 7,039,100 issued	2,345	2,345
Paid-in capital	20,412	20,354
Retained earnings	24,689	26,305
Accumulated other comprehensive loss	(3,221)	(2,637)

	44,225	46,367
Treasury stock, at cost (567,820 shares)	(3,837)	(3,837)

Total shareholders’ equity - Cobra	40,388	42,530
Non-controlling interest	25	24

Total equity	40,413	42,554

Total liabilities and equity	$75,853	$78,998

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statement of Cash Flows—Unaudited

(In Thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) earnings attributable to Cobra	$(1,616)	$81
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
Depreciation and amortization	978	1,694
Deferred income taxes	(1,040)	(306)
Loss on cash surrender value (CSV) life insurance	279	349
Stock-based compensation	59	65
Non-controlling interest	1	7
Changes in assets and liabilities:
Receivables	3,791	5,015
Inventories	(620)	134
Other current assets	(617)	(5)
Accounts payable	1,042	70
Accrued income taxes	(10)	634
Accrued liabilities	(1,328)	(2,033)
Deferred compensation	168	168
Deferred income	(12)	(112)
Other long-term liabilities	98	(197)

Net cash provided by operating activities	1,173	5,564

Cash flows from investing activities:
Capital expenditures	(231)	(110)
Intangible assets	(140)	(143)

Net cash used in investing activities	(371)	(253)

Cash flows from financing activities:
Bank borrowings	(874)	(300)
Dividends paid	—	(1,035)

Net cash used in financing activities	(874)	(1,335)

Effect of exchange rate changes on cash and cash equivalents	(573)	409

Net (decrease) increase in cash	(645)	4,385
Cash at beginning of period	1,985	1,860

Cash at end of period	$1,340	$6,245

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$139	$316
Income taxes, net of refunds	$87	$(135)

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the three months ended March 31, 2009 and 2008

(Unaudited)

The consolidated financial statements included herein have been prepared by Cobra Electronics Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Cobra Consumer Electronics (“Cobra”) designs and markets consumer electronics products, which it sells primarily under the Cobra brand name principally in the United States, Canada and Europe. Performance Products Limited (“PPL”), a subsidiary of the Company, sells its products under the Snooper tradename, principally in the United Kingdom, as well as elsewhere in Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong and South Korea. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company.

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

(2) NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Financial Accounting Standard No. 160 Non-Controlling Interests in Consolidated Financial Statements (“SFAS 160”) an amendment of ARB No. 51. SFAS 160 changes the accounting for, and the financial statement presentation of, non-controlling equity interests in a consolidated subsidiary. SFAS 160 replaces the existing minority-interest provisions of Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, by defining a new term non-controlling interests to replace what were previously called minority interests. The new standard establishes non-controlling interests as a component of the equity of a consolidated entity. The underlying principle of the new standard is that both the controlling interest and the non-controlling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying non-controlling interests as a component of consolidated equity is a change from the current practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The change affects both the accounting and financial reporting for non-controlling interests in a consolidated subsidiary. SFAS 160 includes reporting requirements intended to clearly identify and differentiate the interests of the parent and the interests of the non-controlling owners. The Company adopted SFAS 160 on January 1, 2009 and the reporting and disclosure requirements of this standard were applied retrospectively to the prior periods. Adoption of SFAS 160 did not have a material effect on the financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS 161 on January 1, 2009. Since SFAS 161 only requires enhanced disclosures, this standard did not affect the Company’s financial information or operating performance.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-b and APB 28-a. FSP FAS 107-a amends SFAS 107, Disclosures About Fair Value of Financial Instruments, and FSP APB 28-a amends APBO 28, Interim Financial Reporting, to require fair value disclosures for interim financial statements. This FSP will be effective for interim periods ending after June 15, 2009. However, the Company early adopted FSP FAS 107-a and APB 28-a on January 1, 2009. Since this FSP only requires enhanced disclosures, this standard did not affect the Company’s financial information or operating performance.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The Company’s financial instruments include cash, cash surrender value of officers’ life insurance policies, accounts receivable, accounts payable, current portion of long-term debt, long-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. The contract value/fair value of the letters of credit at March 31, 2009 was $1.9 million and at December 31, 2008 was $2.0 million. These letters of credit are only executed with major financial institutions, and full performance is anticipated.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”) as it relates to financial assets and liabilities.

On January 1, 2009, the Company adopted SFAS 157 as it relates to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements at least annually. This adoption of SFAS 157, as it relates to non-financial assets and liabilities, had no impact on the financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in Generally Accepted Accounting Principles (“GAAP”) for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

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

As of March 31, 2009, the Company had a derivative contract for an interest rate swap that was valued using quoted market prices. This financial instrument is exchange-traded and is classified within Level 2 of the fair value hierarchy because the exchange is not deemed to be an active market. The derivative was classified as a long-term liability on the balance sheet.

The following table provides the fair value information as of March 31, 2009 and December 31, 2008.

	March 31, 2009			December 31, 2008
		Fair Value			Fair Value
	Carrying Amount	Total Fair Value	Significant Other Observable Inputs (Level 2)	Carrying Amount	Total Fair Value	Significant Other Observable Inputs (Level 2)
(In thousands)
Interest rate swap	$627	$627	$627	$291	$291	$291

At March 31, 2009 the existing contract applicable to the term loan with a value of $250,000 was terminated and replaced with a contract applicable to the term loan and a portion of the revolving loan valued at $377,000. The $250,000 value of the terminated liability will be amortized thru September 30, 2011.

(4) DERIVATIVES

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

The Company’s current hedging activity is limited to foreign currency purchases and an interest rate swap. The purpose of the foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The purpose of the interest rate swap is to fix the interest rate for the term of the revolving loan, thereby protecting the Company from future interest rate increases. The interest rate swap represents a cash flow hedge.

The Company hedges foreign exchange exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are carried at fair value in the Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the three-month periods ending March 31, 2009 and 2008.

At March 31, 2009, the Company did not have any open foreign exchange contracts. The carrying value of the interest rate swap, net of tax, totaled $376,000 and $233,000, respectively at March 31, 2009 and 2008.

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying balance sheet were as follows:

Liability Derivative	Balance Sheet Location	March 31, 2009	December 31, 2008
		(In thousands)
Interest rate swap	Non-current liability	$627	$291

Total		$627	$291

The effective portion of the gain (loss) on outstanding derivatives recognized in Other Comprehensive Income (OCI) for the three-month period ending March 31, 2009 and 2008 follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Interest rate swap	$(201)	$144

Total	$(201)	$144

The effective portion of the gain (loss) reclassified from Accumulated Comprehensive Other Income into Income during the three-month period ending March 31, 2009 follows:

Income Statement Location	Amount Reclassified
(In Thousands)
Interest expense	$43

Total	$43

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

The tabular presentation below summarizes the financial information by business segment for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(in thousands)
Net sales	$17,248	$1,837	$19,085	$24,576	$4,282	$28,858
Cost of sales	12,987	1,036	14,023	17,592	2,350	19,942

Gross profit	4,261	801	5,062	6,984	1,932	8,916
Selling, general and administrative expense	6,077	979	7,056	6,971	1,336	8,307

(Loss) earnings from operations	(1,816)	(178)	(1,994)	13	596	609
Interest expense	(150)	—	(150)	(303)	—	(303)
Other (expense) income	(234)	(23)	(257)	(376)	184	(192)

(Loss) earnings before income taxes	(2,200)	(201)	(2,401)	(666)	780	114
Tax (benefit) expense	(713)	(73)	(786)	(92)	118	26

Net (loss) earnings	(1,487)	(128)	(1,615)	(574)	662	88
Less: net earnings attributable to non-controlling interest	—	1	1	—	7	7

Net (loss) earnings attributable to Cobra	$(1,487)	$(129)	$(1,616)	$(574)	$655	$81

There have been no differences in the basis of segmentation or the basis of measurement.

(6) MOBILE NAVIGATION STRATEGY CHANGE

The Company’s decision to change its North American mobile navigation strategy resulted in a $7.7 million charge in the fourth quarter of 2007. This strategy change limits the future development of mass market mobile navigation products in North America to unique mobile navigation products sold into niche markets with specialized and focused distribution and employs lower cost sourcing arrangements utilizing the platform of Performance Products Limited or that of other qualified vendors. The mobile navigation strategy change reserve totaled $109,000 at March 31, 2009 and the Company does not expect future costs to exceed the current reserve balance.

(7) FINANCING ARRANGEMENTS

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

At March 31, 2009, the Company had interest bearing debt outstanding of $16.8 million, consisting of the $4.1 million term loan and $12.7 million borrowed under the revolving credit facility. As of March 31, 2009, availability was approximately $7.8 million under the revolving credit facility based on the borrowing base formula.

The term loan requires a $310,000 payment at the end of each calendar quarter through September 30, 2009 and a $440,000 payment for the remaining seven quarters. Interest under the LSA is calculated based on, at the Company’s option, the base rate (Prime or the Federal Funds Rate plus 0.5% per annum) or LIBOR, plus an applicable margin. The margin at March 31, 2009 was -0.5% for base loan rate (prime) or LIBOR plus 1%. The margin as of April 14, 2009, based on the December 31, 2008 Debt to EBITDA ratio, increased to LIBOR plus 1.5% or prime. The revolving credit facility under the LSA is also subject to an unused line fee of 0.25%. Borrowings under the LSA are secured by substantially all of the assets of the Company except for equity interests in non-US subsidiaries.

The LSA allows the Company to pay dividends and repurchase its stock. Availability under the revolver is calculated based on a borrowing base formula including 75% of eligible accounts receivable, 60% of eligible inventory and 60% of open trade letters of credit, but it can be subject to reserves at the lenders discretion. Excess availability must be at least $3 million at all times. The LSA contains certain financial and other covenants including a fixed charge coverage ratio and a debt to EBITDA ratio. The term loan is subject to quarterly installment payments and mandatory prepayments based on certain asset sales and issuance of equity or debt. The Company was in compliance with all debt covenants at March 31, 2009.

The weighted average interest rate for the three-month periods ending March 31, 2009 and 2008 was 3.5% and 6.3%, respectively. The Company entered into an interest rate swap on March 31, 2009 which fixed the interest rate on the term loan and a portion of the revolving loan at 3.47%.

(8) EARNINGS/LOSS PER SHARE

	Three Months Ended March 31,
	2009	2008
	(In Thousands, Except Share Data)
Basic (loss) earnings per share:
Net (loss) earnings available to Cobra shareholders	$(1,616)	$81
Weighted-average shares outstanding	6,471,280	6,471,280

Basic (loss) earnings per share	$(0.25)	$0.01

Diluted (loss) earnings per share:
Weighted-average shares outstanding	6,471,280	6,471,280
Dilutive shares issuable in connection with stock option plans (a)	—	51,516
Less: shares purchasable with option proceeds	—	(48,851)

Total	6,471,280	6,473,945

Diluted (loss) earnings per share	$(0.25)	$0.01

(a)	Stock options to purchase 509,296 shares were not included in the calculation for dilutive loss per share for the three months ended March 31, 2009 since the exercise price was above the market price.

(9) COMPREHENSIVE EARNINGS/LOSS

	Three Months Ended March 31,
	2009	2008
	(In Thousands)
Net (loss) earnings attributable to Cobra	$(1,616)	$81
Foreign currency translation adjustment (no tax effect)	(383)	270
Interest rate swap and foreign exchange (net of tax)	(201)	144

Total comprehensive (loss) earnings	$(2,200)	$495

(10) COMMITMENTS AND CONTINGENCIES

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

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
	(In Thousands)
Accrued product warranty costs, beginning of period	$897	$3,440
Warranty provision	422	2,908
Warranty expenditures	(621)	(5,451)

Accrued product warranty costs, end of period	$698	$897

At March 31, 2009 and December 31, 2008, the Company had outstanding inventory purchase orders with suppliers totaling approximately $21.7 million and $16.6 million, respectively.

(11) INVENTORY VALUATION RESERVES

The Company maintains a liquidation reserve representing the write-down of returned product from its customers to its net realizable value. Returned inventory is either sold to various liquidators or returned to vendors for partial credit against similar, new models. The decision to sell or return products to vendors depends upon the estimated future demand for the models. Judgments are made as to whether various models are to be liquidated or returned to the vendor, taking into consideration the liquidation prices expected to be received and the amount of the vendor credit. The amount of the reserve is determined by comparing the cost of each unit returned to the estimated amount to be realized upon each unit’s disposition, either from returning the unit to the vendor for partial credit towards the cost of new, similar product or liquidating the unit. This reserve can fluctuate significantly from quarter to quarter depending upon quantities of returned inventory on-hand and the estimated liquidation price or vendor credit per unit. A roll-forward of the liquidation reserve follows:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
	(In Thousands)
Liquidation reserve, beginning of period	$623	$2,695
Liquidation provision	881	4,490
Liquidation of models	(625)	(6,562)

Liquidation reserve, end of period	$879	$623

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

This reserve will vary depending upon the specific models selected, the estimated NRV for each model and quantities of each model that are determined will be sold below cost from quarter to quarter. A roll-forward of the NRV reserve follows:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
	(In Thousands)
Net realizable reserve, beginning of period	$109	$1,614
NRV provision	67	870
NRV write-offs	(12)	(2,375)

Net realizable reserve, end of period	$164	$109

(12) OTHER INCOME (EXPENSE)

The following table shows the components of other income (expense):

	Three Months Ended March 31,
	2009	2008
	(In Thousands)
Interest income	$4	$16
CSV loss	(279)	(349)
Exchange (loss) gain	(26)	173
Other - net	44	(32)

	$(257)	$(192)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary

Net loss for the first quarter of 2009 totaled $1.6 million, or $.25 loss per share, compared to net earnings of $81,000, or $.01 per share, for the first quarter of 2008. Key factors contributing to the lower net earnings were:

•	Net sales declined $9.8 million, or 33.9%, principally because of the adverse economic climate in the United States and Europe.

•	Gross margins decreased by 4.4 points to 26.5 points due to lower volume, unfavorable sales mix and the impact of fixed overhead charges against a lower sales base.

•	Selling, general and administrative expenses decreased $1.3 million, or 15.1%, due to management’s effort to reduce spending and lower variable selling costs.

•	Other expenses decreased by $88,000 mainly due to lower interest expense.

The combined impact of the foregoing factors was a $2.5 million decrease in income before taxes.

The effective tax rate for the first quarter of 2009 was 32.7% compared to 22.8% for the first quarter of 2008. The higher effective tax rate for the first quarter of 2009 was because of management’s decision to repatriate the future earnings of its Irish subsidiary as of January 1, 2009.

Outlook

The prospects for the global economy, particularly in Europe, remain uncertain. Although the first quarter results were below expectations, the Company continues to forecast profitability in 2009 as new products are introduced and as the Company takes advantage of new and enhanced marketing channels. As noted previously, the Company has taken steps to weather the downturn and continue to identify opportunities to reduce expenses in light of reduced consumer spending. In light of the uncertain economic climate, the Board of Directors has elected not to pay a dividend in 2009.

EBITDA

The following table shows the reconciliation of net earnings (loss) to the Adjusted EBITDA:

	Three Months Ended March 31,
	(in thousands)
	2009	2008
Net (loss) earnings	$(1,616)	$81
Depreciation/amortization	978	1,694
Interest expense	150	303
Income tax (benefit) provision	(786)	26
Minority interest	1	7

EBITDA	(1,273)	2,111
Stock option expense	59	65
CSV loss	279	349
Other non-cash items	53	(160)

Adjusted EBITDA	$(882)	$2,365

EBITDA represents earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA, represents EBITDA plus the applicable adjustments required to agree with the EBITDA measurement for compliance with the financial covenants of the Company’s lenders. The Company believes EBITDA is a useful performance indicator and is frequently used by management, securities analysts and investors to judge operating performance between time periods and among other companies. The Company uses Adjusted EBITDA to assess operating performance and ensure compliance with financial covenants.

EBITDA and Adjusted EBITDA are Non-GAAP performance indicators that should be used in conjunction with GAAP performance measurements such as net sales, operating profit and net income to evaluate the Company’s operating performance. EBITDA and Adjusted EBITDA are not alternatives to net income or cash flow from operations determined in accordance with GAAP. Furthermore, EBITDA and Adjusted EBITDA may not be comparable to the calculation of similarly titled measures reported by other companies.

First Quarter 2009 Compared to First Quarter 2008

The following table contains sales and pre-tax (loss) profit after eliminating intercompany accounts by business segment for the first quarter ending March 31, 2009 and 2008:

	First Quarter
	2009		2008		2009 vs. 2008 Increase (Decrease)
	(in thousands)
Business Segment	Net Sales	Pre-tax Loss	Net Sales	Pre-tax (Loss) Profit	Net Sales	Pre-tax Loss
Cobra	$17,248	$(2,200)	$24,576	$(666)	$(7,328)	$(1,534)
PPL	1,837	(201)	4,282	780	(2,445)	(981)

Total Company	$19,085	$(2,401)	$28,858	$114	$(9,773)	$(2,515)

Cobra Business Segment

Cobra net sales decreased $7.3 million, or 29.8%, in the first quarter of 2009 to $17.2 million, as compared to prior year. Excluding the mobile navigation sales, sales for the first quarter of 2009 were down $6.2 million, or 26.5%. Most of this sales decline was due to lower sales of two-way radios and Citizens Band radios in the United States and a broad decline across several product lines in Europe, as the severe global economic downturn resulted in significant declines in retail store traffic and consumer spending for discretionary items. In particular, sales of Citizens Band radios were down by more than 40%, as declining freight movements resulted in reductions in traffic at travel centers and truck stops. Additionally in 2009, Cobra experienced a vendor delay that caused more than $800,000 of Citizens Band radio sales to shift to the second quarter. Lastly, net sales for 2008 included $1.1 million for mobile navigation products that have been discontinued in 2009 due to the Company’s change in its North American mobile navigation strategy as reflected in the following table:

	Mobile Navigation/ GPS Products Net Sales	Other Products Net Sales	Total Net Sales
2009	$—	$17,248	$17,248
2008	1,123	23,453	24,576

Decrease	$(1,123)	$(6,205)	$(7,328)

Gross profit decreased $2.7 million in the first quarter of 2009 from the first quarter of 2008 to $4.3 million and the gross margin decreased to 24.7% in the first quarter of 2009 from 28.4% in the first quarter of 2008. Excluding the mobile navigation sales, the 2009 gross margin of 24.7% declined from the 2008 gross margin of 27.2% mainly due to sales mix, as well as the effect of overhead expense on a reduced sales base, which resulted in a reduction in the gross margin by 0.9%. In 2008, as reflected below, Mobile Navigation/GPS sales added 1.2% to Cobra’s gross margin in the first quarter of 2008.

	Mobile Navigation/ GPS Products Gross (Loss) Profit	Other Products Gross Profit	Total Gross Profit
		(in thousands)
2009 gross profit	$—	$4,261	$4,261
2008 gross profit	607	6,377	6,984

Decrease	$(607)	$(2,116)	$(2,723)

2009 gross margin	NA	24.7%	24.7%
2008 gross margin	54.1%	27.2%	28.4%

Selling, general and administrative expenses declined $894,000, or 12.8%, to $6.1 million in the first quarter of 2009 from $7.0 million in the first quarter of 2008. Decreased variable selling costs because of lower sales, accounted for $371,000 of the decline. Fixed marketing and administrative expenses were down $523,000 due to cost savings measures implemented by management, including an approximate 10% reduction in the Cobra segment headcount. As a result of the headcount reduction, the first quarter of 2009 included $147,000 of severance expenses.

Interest expense decreased $153,000 in the first quarter of 2009 compared to the prior year’s quarter due to the lower level of debt and a more favorable interest rate. Other expense decreased $142,000 due to $70,000 of lower CSV expense and $52,000 of royalty income on cell phone headsets sold under the Cobra name by a third party.

As a result of the above, there was a pre-tax loss of $2.2 million in the first quarter of 2009 compared to a pre-tax loss of $666,000 in the first quarter of 2008.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales decreased by $2.5 million, or 57.1%, to $1.8 million in the first quarter of 2009 from $4.3 million in the first quarter of 2008. This decrease was due to the severe recession, particularly in the United Kingdom as well as elsewhere in Europe, delays in new products because of development timing issues and a stronger dollar versus the pound sterling.

Gross profit decreased $1.1 million to $801,000 in the first quarter of 2009 from $1.9 million in the first quarter of 2008. Gross margin decreased to 43.6% in 2009 from 45.1% in 2008 primarily due to the impact of amortizing intangible assets (purchase price allocation) over lower sales volume.

Selling, general and administrative expenses were $357,000 or 26.7% lower than the first quarter of 2008 and mainly reflected the impact of a stronger dollar. As a percentage of net sales, selling, general and administrative expenses increased to 53.3% in 2009 from 31.2% in 2008 due to the lower level of sales in 2009 as compared to 2008.

As a result of the above, loss before income taxes totaled $201,000 for the first quarter of 2009 compared to $780,000 pre-tax income for the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

On February 15, 2008, the Company entered into a Loan and Security Agreement (the “LSA”) with The Private Bank and Trust Company, as lender and agent, and RBS Citizens, N.A. for a $5.7 million term loan facility and a $40 million revolving credit facility. Both facilities mature on October 19, 2011 and replaced the previous credit agreement.

At March 31, 2009, the Company had interest bearing debt outstanding of $16.8 million, consisting of the $4.1 million term loan and $12.7 million in the revolver. As of March 31, 2009, availability was approximately $7.8 million under the revolving credit line based on the borrowing base formula.

For the three months ended March 31, 2009, net cash flows from operating activities were $1.2 million. Significant net cash inflows from operations included the add-back of non-cash depreciation and amortization of $978,000 million, a reduction in accounts receivable of $3.8 million and an increase in accounts payable of $1.0 million. The decrease in accounts receivable resulted from collections on sales from the fourth quarter of 2008. The increase in accounts payable was due to higher inventory levels and additions to prepaid and other current assets. Partially offsetting these inflows was the net loss of $1.6 million, an increase in inventory of $620,000, an increase in net deferred income tax asset of $1.0 million and a decrease in accrued liabilities of $1.3 million. The deferred tax asset increase was due to the current year tax benefit while the decrease in accrued liabilities was because of lower accruals for variable program selling expenses (reflecting both lower first quarter sales and timing of payments) and payment of year-end payroll bonuses.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2009 to fund its working capital needs.

Net cash used in investing activities amounted to $371,000 in the first three months of 2009. $140,000 was due to an increase in intangible assets and $231,000 was used for capital expenditures, primarily computer equipment, tooling and building improvements.

Net cash used in the first three months of 2009 for financing activities totaled $874,000 due to reduction of long-term debt. For 2009, the cash used for financing activities will most likely be limited to debt reduction. The Company decided not to pay a dividend in 2009.

The Company believes that for the foreseeable future, it will be able to continue to fund its operations and seasonal working capital requirements with cash generated from operations and borrowings under the Company’s current or similar future credit agreement. The Company’s credit agreement contains certain financial covenants with which the Company was in compliance as of March 31, 2009. A failure to comply with these covenants in future periods could result in any outstanding indebtedness under the credit facility becoming immediately due and payable and in our inability to borrow additional funds under the credit facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies and estimates generally consist of those that reflect significant judgments and uncertainties and could potentially result in materially different results under different assumptions. For a description of the Company’s critical accounting polices and estimates refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The application of certain of these policies requires significant judgments or a historical based estimation process that can affect the results of operations and financial position of the Company as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts ultimately differ from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.

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

Other than executing an interest rate swap agreement to cover the term loan and $4.0 million of the revolving loan, there have been no material changes in the Company’s market risk since December 31, 2008.

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

As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of March 31, 2009.

There has been no change in the Company’s internal control over financial reporting that occurred during the first three months of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.	Exhibits

a)	Exhibit 10.1 2009 Executive Incentive Payment Plan.

b)	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

c)	Exhibit 31.2 Rule 13a-14(a)/15d–14(a) Certification of the Chief Financial Officer.

d)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

e)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ MICHAEL SMITH
Michael Smith
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer)

Dated: May 11, 2009

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.1	2009 Executive Incentive Payment Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d–14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.