Form 10-Q
period 2009-06-30
COBRA ELECTRONICS CORP
filed 2009-08-14
CIK 30828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Act).    YES  ☐    NO  ☒

Number of shares of Common Stock of Registrant outstanding as of August 10, 2009: 6,471,280

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Operations—Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$25,971	$34,318	$45,056	$63,176
Cost of sales	19,739	22,878	33,762	42,820

Gross profit	6,232	11,440	11,294	20,356
Selling, general and administrative expense	7,783	8,784	14,839	17,091

(Loss) earnings from operations	(1,551)	2,656	(3,545)	3,265
Interest expense	(190)	(241)	(340)	(544)
Other income (expense)	680	(114)	423	(306)

(Loss) earnings before income taxes	(1,061)	2,301	(3,462)	2,415
Tax provision	8,840	584	8,054	610

Net (loss) earnings	(9,901)	1,717	(11,516)	1,805
Less: net earnings attributable to non-controlling interest	1	7	2	14

Net (loss) earnings attributable to Cobra	$(9,902)	$1,710	$(11,518)	$1,791

Net (loss) earnings per common share attributable to Cobra shareholders:
Basic	$(1.53)	$0.26	$(1.78)	$0.28
Diluted	$(1.53)	$0.26	$(1.78)	$0.28
Weighted average shares outstanding:
Basic	6,471	6,471	6,471	6,471
Diluted	6,471	6,471	6,471	6,471
Dividends declared per common share	$—	$—	$—	$0.16

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets—Unaudited

(In Thousands)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$1,900	$1,985
Receivables, net of allowance for claims and doubtful accounts of $69 in 2009 and $107 in 2008	16,070	18,017
Inventories, primarily finished goods, net	29,526	27,464
Deferred income taxes, current	—	6,130
Prepaid assets	1,827	1,979
Other current assets	1,949	1,223

Total current assets	51,272	56,798

Property, plant and equipment, at cost:
Buildings and improvements	5,904	5,996
Tooling and equipment	20,109	21,512

	26,013	27,508

Accumulated depreciation	(20,700)	(21,962)
Land	230	230

Property, plant and equipment, net	5,543	5,776

Other assets:
Cash surrender value of officers’ life insurance policies	3,428	3,034
Deferred income taxes, non-current	—	2,004
Intangible assets, net	11,789	11,218
Other assets	119	168

Total other assets	15,336	16,424

Total assets	$72,151	$78,998

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets—Unaudited

(In Thousands, Except Share Data)

	June 30, 2009	December 31, 2008
LIABILITIES AND EQUITY
Current liabilities:
Short-term bank debt	$15,964	$1,370
Accounts payable	6,888	2,923
Accrued salaries and commissions	775	1,124
Accrued advertising and sales promotion costs	836	1,174
Accrued product warranty costs	681	897
Accrued income taxes	315	495
Other accrued liabilities	2,554	2,584

Total current liabilities	28,013	10,567

Non-current liabilities:
Long-term bank debt	2,200	16,301
Deferred compensation	6,698	6,516
Deferred income taxes	2,150	1,983
Other long-term liabilities	1,015	1,077

Total non-current liabilities	12,063	25,877

Total liabilities	40,076	36,444

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized, 7,039,100 issued	2,345	2,345
Paid-in capital	20,470	20,354
Retained earnings	14,787	26,305
Accumulated other comprehensive loss	(1,719)	(2,637)

	35,883	46,367
Treasury stock, at cost (567,820 shares)	(3,837)	(3,837)

Total shareholders’ equity - Cobra	32,046	42,530
Non-controlling interest	29	24

Total equity	32,075	42,554

Total liabilities and equity	$72,151	$78,998

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statement of Cash Flows—Unaudited

(In Thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) earnings attributable to Cobra	$(11,518)	$1,791
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
Depreciation and amortization	1,974	3,139
Product software impairment	—	266
Deferred income taxes - valuation charge	9,596	—
Deferred income taxes	(1,295)	(1,173)
Loss (gain) on cash surrender value (CSV) life insurance	(119)	461
Loss on sale of fixed assets	4	—
Stock-based compensation	116	129
Non-controlling interest	2	14
Changes in assets and liabilities:
Receivables	2,090	7,399
Inventories	(1,622)	2,866
Other current assets	(795)	567
Other non-current assets	48	—
Accounts payable	3,849	(2,852)
Accrued income taxes	(180)	1,323
Accrued liabilities	(931)	(3,769)
Deferred compensation	182	272
Deferred income	(17)	(206)
Other long-term liabilities	(62)	(78)

Net cash provided by operating activities	1,322	10,149

Cash flows from investing activities:
Capital expenditures	(507)	(192)
Premiums on CSV life insurance	(274)	(295)
Intangible assets	(504)	(326)

Net cash used in investing activities	(1,285)	(813)

Cash flows from financing activities:
Bank borrowings	493	(2,923)
Dividends paid	—	(1,035)

Net cash provided by (used in) financing activities	493	(3,958)

Effect of exchange rate changes on cash and cash equivalents	(615)	441

Net (decrease) increase in cash	(85)	5,819
Cash at beginning of period	1,985	1,860

Cash at end of period	$1,900	$7,679

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$342	$528
Income taxes, net of refunds	$129	$(133)

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the three and six months ended June 30, 2009 and 2008

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

Reclassifications — Prepaid packaging and outside design costs were reclassified from other current assets to prepaid assets for the periods presented in the consolidated financial statements with this 10Q filing. The non-controlling interest reported in the Consolidated Balance Sheet as of December 31, 2008 is presented in accordance with Financial Accounting Standard No. 160

Non-Controlling Interests.

(2) NEW ACCOUNTING PRONOUNCEMENTS

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted SFAS 161 on January 1, 2009. Since SFAS 161 only requires enhanced disclosures, this standard did not affect the Company’s financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1. FSP FAS 107-1 amends SFAS 107, Disclosures About Fair Value of Financial Instruments, and FSP APB 28-1 amends APBO 28, Interim Financial Reporting, to require fair value disclosures for interim financial statements. This FSP will be effective for interim periods ending after June 15, 2009. However, the Company early adopted FSP FAS 107-1 and APB 28-1 on January 1, 2009. Since this FSP only requires enhanced disclosures, this standard did not affect the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165, which is effective for annual and interim periods ending after June 15, 2009, establishes the accounting and disclosure standards for events that occur after the balance sheet date but prior to the issuance of financial statements (“subsequent events”). The Company adopted SFAS 165 and will evaluate subsequent events through the filing date of its quarterly and annual SEC filings. Adoption of this standard did not affect the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles and allows the FASB Accounting Standards Codification to become the sole source of non-governmental GAAP, except for the rules and interpretations of the SEC. SFAS 168 becomes effective for annual and interim periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material affect on its financial statements.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The Company’s financial instruments include cash, cash surrender value (“CSV”) of officers’ life insurance policies, accounts receivable, accounts payable, short-term debt, long-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximate their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit approximate fair value due to the short-term nature of the instrument. The contract value/fair value of the letters of credit was $2.9 million at June 30, 2009 and $2.0 million at December 31, 2008. The carrying value of the CSV for the officers’ life insurance approximates fair value and is based on the market value of the underlying investments, which may increase or decrease due to fluctuations in the overall financial markets.

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

The Company had a derivative contract for an interest rate swap that was valued on a recurring basis using quoted market prices. This financial instrument is exchange-traded and is classified within Level 2 of the fair value hierarchy because the exchange is not deemed to be an active market. The derivative was classified as a long-term liability on the balance sheet. Refer to Note 4 Derivatives, for additional information.

The following table provides the fair value information as of June 30, 2009 and December 31, 2008.

	June 30, 2009			December 31, 2008
		Fair Value			Fair Value
	Carrying Amount	Total Fair Value	Significant Other Observable Inputs (Level 2)	Carrying Amount	Total Fair Value	Significant Other Observable Inputs (Level 2)
(In Thousands)
Interest rate swap	$482	$482	$482	$291	$291	$291

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

The Company’s current hedging activity is limited to foreign currency purchases and an interest rate swap. The purpose of the foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The purpose of the interest rate swap is to fix the interest rate for the term of the revolving and term loans, thereby protecting the Company from future interest rate increases. The interest rate swap represents a cash flow hedge. At March 31, 2009 the existing contract applicable to the term loan with a value of $250,000 was terminated and replaced with a contract applicable to the term loan and a portion of the revolving loan valued at $377,000. The $250,000 value of the terminated liability will be amortized through September 30, 2011.

The Company hedges foreign exchange exposures by entering into various short-term foreign exchange forward contracts. The instruments are carried at fair value in the Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the three and six month periods ending June 30, 2009 and 2008.

At June 30, 2009, the Company did not have any open foreign exchange contracts. The carrying value of the interest rate swap, net of tax, totaled $289,000 at June 30, 2009 and $175,000 at December 31, 2008.

The fair value of outstanding derivative contracts designated as hedging instruments under SFAS 133 recorded as liabilities in the accompanying balance sheet were as follows:

Liability Derivative	Balance Sheet Location	June 30, 2009	December 31, 2008
		(In Thousands)
Interest rate swap	Non-current liability	$482	$291

Total		$482	$291

The effective portion of the gain (loss) on outstanding derivatives recognized in Other Comprehensive Income (OCI) for the three and six month periods ending June 30, 2009 and 2008 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands)
Interest rate swap	$87	$(93)	$(114)	$51

Total	$87	$(93)	$(114)	$51

The effective portion of the gain (loss) reclassified from Accumulated Comprehensive Other Income into Income during the three and six month periods ending June 30, 2009 follows:

Income Statement Location	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(In Thousands)
Interest expense	$42	$85

Total	$42	$85

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

The tabular presentation below summarizes the financial information by business segment for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30, 2009 vs. 2008
	2009			2008
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$23,366	$2,605	$25,971	$28,932	$5,386	$34,318
Cost of sales	18,059	1,680	19,739	20,726	2,152	22,878

Gross profit	5,307	925	6,232	8,206	3,234	11,440
Selling, general and administrative expense	6,799	984	7,783	7,424	1,360	8,784

(Loss) earnings from operations	(1,492)	(59)	(1,551)	782	1,874	2,656
Interest expense	(190)	—	(190)	(241)	—	(241)
Other income (expense)	388	292	680	(70)	(44)	(114)

(Loss) earnings before income taxes	(1,294)	233	(1,061)	471	1,830	2,301
Tax provision (benefit)	8,916	(76)	8,840	150	434	584

Net (loss) earnings	(10,210)	309	(9,901)	321	1,396	1,717
Less: net earnings attributable to non- controlling interest	—	1	1	—	7	7

Net (loss) earnings attributable to Cobra	$(10,210)	$308	$(9,902)	$321	$1,389	$1,710

	Six months ended June 30, 2009 vs. 2008
	2009			2008
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$40,614	$4,442	$45,056	$53,508	$9,668	$63,176
Cost of sales	31,046	2,716	33,762	38,318	4,502	42,820

Gross profit	9,568	1,726	11,294	15,190	5,166	20,356
Selling, general and administrative expense	12,876	1,963	14,839	14,395	2,696	17,091

(Loss) earnings from operations	(3,308)	(237)	(3,545)	795	2,470	3,265
Interest expense	(340)	—	(340)	(544)	—	(544)
Other income (expense)	154	269	423	(446)	140	(306)

(Loss) earnings before income taxes	(3,494)	32	(3,462)	(195)	2,610	2,415
Tax provision (benefit)	8,203	(149)	8,054	58	552	610

Net (loss) earnings	(11,697)	181	(11,516)	(253)	2,058	1,805
Less: net earnings attributable to non- controlling interest	—	2	2	—	14	14

Net (loss) earnings attributable to Cobra	$(11,697)	$179	$(11,518)	$(253)	$2,044	$1,791

There have been no differences in the basis of segmentation or the basis of measurement.

(6) MOBILE NAVIGATION STRATEGY CHANGE

The Company’s decision to change its North American mobile navigation strategy resulted in a $7.7 million charge in the fourth quarter of 2007. This strategy change limits the future development of mass market mobile navigation products in North America to unique mobile navigation products sold into niche markets with specialized and focused distribution and employs lower cost sourcing arrangements utilizing the platform of Performance Products Limited or that of other qualified vendors. The mobile navigation strategy change reserve totaled $109,000 at June 30, 2009 and $250,000 at December 31, 2008. The Company does not expect future costs to exceed the current reserve balance by any material amount.

(7) FINANCING ARRANGEMENTS

On February 15, 2008, the Company entered into a Loan and Security Agreement (the Loan Agreement) with The Private Bank and Trust Company, as lender and agent, and RBS Citizens, N.A. for a $5.7 million term loan facility and a $40 million revolving credit facility, both of which mature on October 19, 2011. Borrowings under the term loan were used to pay off the balance and close the term loan from the Company’s previous credit agreement. Borrowings under the new revolving credit facility were used to pay off and close the previous revolving credit facility and for general corporate purposes. The Loan Agreement replaced the Company’s previous credit agreement.

On August 13, 2009, the Company entered into the Loan Agreement Amendment. Pursuant to the Loan Agreement Amendment, the lenders have waived the failure of the Company to comply as of June 30, 2009 with the financial covenants set forth in the Loan Agreement relating to Total Debt to EBITDA Ratio (as defined in the Loan Agreement) and Fixed Charge Coverage Ratio (as defined in the Loan Agreement). In addition, the Loan Agreement Amendment decreases the maximum principal amount available to be borrowed by the Company pursuant to the revolving credit facility under the Loan Agreement from $40 million to $28 million.

The Loan Agreement Amendment also amends the covenants set forth in the Loan Agreement to provide for the following financial covenants:

•	minimum fixed charge coverage at revised levels from those contained in the Loan Agreement

•	minimum cumulative EBITDA

•	minimum tangible net worth

The Second Amendment to the Loan Agreement requires lockbox agreements, which provide for all Company receipts to be swept daily to reduce borrowings outstanding under the revolving credit facility. These agreements, combined with the existence of a material adverse change (“MAC”) clause in the Loan Agreement, result in the Revolving Credit Facility being classified as a current liability, per guidance in the EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of it revolving credit facility, which has a final expiration date of October 19, 2011. The MAC clause, which is a common requirement in commercial credit agreements, allows the lender to require the loan to become due if there has been a material adverse change in the Company’s financial condition, operations or other status. The classification of the revolving credit facility as a current liability results only because of the combination of the lockbox agreements and the MAC clause.

Pursuant to the Loan Agreement Amendment, interest on amounts borrowed under the Loan Agreement will be based on the prime rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined based on the Total Debt to EBITDA Ratio as of the end of the previous two quarters. The applicable margin based on the Total Debt to EBITDA Ratio of the Company as of June 30, 2009 was 2.0% for prime rate loans and 4.5% for LIBOR loans.

Pursuant to the Loan Agreement Amendment, availability under the revolving credit facility is calculated based on a borrowing base formula that includes 75% of eligible accounts receivable, the lesser of 60% of lower of cost or market value of eligible inventory or 85% of the appraised orderly liquidation value of eligible inventory, and 60% of commercial letters of credit issued for the purchase of inventory, subject to certain limitations and to reserves established at the lenders’ discretion including but not limited to an availability reserve of $2.5 million through September 30, 2009 and $3.0 million thereafter.

Pursuant to the Loan Agreement Amendment, the revolving credit facility continues to be subject to an unused line fee of 0.5% and the term loan under the Loan Agreement is subject to quarterly principal payments by the Company of $310,000 for the quarter ending September 30, 2009 and $440,000 for each quarter thereafter through September 30, 2011. The term of the Loan Agreement continues to extend until October 19, 2011. The Company paid an amendment fee of $159,150, amortized over the life of the loan, as well as certain fees and expenses of the lenders in connection with the execution of the Loan Agreement Amendment. Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company except for equity interests in the non-U.S. subsidiaries.

At June 30, 2009, the Company had interest bearing debt outstanding of $18.2 million, consisting of the $3.8 million term loan and $14.4 million borrowed under the revolving credit facility. As of June 30, 2009, availability was approximately $6.4 million under the revolving credit facility based on the borrowing base formula in effect at that time; the application of the revised borrowing base formula would not have had a material effect on availability, absent any reserves established by the lenders pursuant to the Loan Agreement. Such reserves will include, but will not be limited to, an availability reserve of $2.5 million through September 30, 2009 and $3.0 million thereafter. Additionally, the Loan Agreement Amendment requires an appraisal of inventory, the results of which could lead to a reduction in the availability based on inventory.

The weighted average interest rate for the three and six months ending June 30, 2009, which reflected the loan agreement in effect at June 30, 2009, was 3.8% and 3.6%, respectively. The weighted average interest rate for the three and six months ending June 30. 2008, which reflected the loan agreement in effect at June 30, 2008, was 5.1% and 5.8%, respectively.

The Company entered into an interest rate swap on March 31, 2009 which fixed the interest rate on the term loan and a portion of the revolving loan at 3.47%.

The Company believes that for the foreseeable future, it will be able to continue to fund its operations and seasonal working capital requirements with cash generated from operations and borrowings under the Company’s amended Loan Agreement or similar future credit agreement. A failure to comply with the covenants contained in the amended Loan Agreement in future periods could result in any outstanding indebtedness under the Loan Agreement becoming immediately due and payable and in the inability to borrow additional funds under the Loan Agreement.

(8) (LOSS) EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands, Except Share Data)
Basic (loss) earnings per share:
Net (loss) earnings available to Cobra shareholders	$(9,902)	$1,710	$(11,518)	$1,791
Weighted-average shares outstanding	6,471,280	6,471,280	6,471,280	6,471,280

Basic (loss) earnings per share	$(1.53)	$0.26	$(1.78)	$0.28

Diluted (loss) earnings per share:
Weighted-average shares outstanding	6,471,280	6,471,280	6,471,280	6,471,280
Dilutive shares issuable in connection with stock option plans (a)	—	—	—	—
Less: shares purchasable with option proceeds	—	—	—	—

Total	6,471,280	6,471,280	6,471,280	6,471,280

Diluted (loss) earnings per share	$(1.53)	$0.26	$(1.78)	$0.28

(a)	Stock options to purchase 504,296 shares were not included in the calculation for dilutive loss per share for the three months and six months ended June 30, 2009 since the exercise price was above the market price. Stock options to purchase 666,296 shares were not included in the calculation for the dilutive earnings per share for the three and six months ended June 30, 2008 since the exercise price was above market price.

(9) COMPREHENSIVE (LOSS) EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands)
Net (loss) earnings attributable to Cobra	$(9,902)	$1,710	$(11,518)	$1,791
Foreign currency translation adjustment (no tax effect)	1,415	34	1,032	304
Interest rate swap and foreign exchange (net of tax)	87	(93)	(114)	51

Total comprehensive (loss) earnings	$(8,400)	$1,651	$(10,600)	$2,146

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

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
	(In Thousands)
Accrued product warranty costs, beginning of period	$897	$3,440
Warranty provision	1,000	2,908
Warranty expenditures	(1,216)	(5,451)

Accrued product warranty costs, end of period	$681	$897

At June 30, 2009 and December 31, 2008, the Company had outstanding inventory purchase orders with suppliers totaling approximately $22.3 million and $16.6 million, respectively.

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

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
	(In Thousands)
Liquidation reserve, beginning of period	$623	$2,695
Liquidation provision	1,460	4,490
Liquidation of models	(1,380)	(6,562)

Liquidation reserve, end of period	$703	$623

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

This reserve will vary depending upon the specific models selected, the estimated NRV for each model and quantities of each model that are determined will be sold below cost from quarter to quarter. A roll-forward of the NRV reserve follows:

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
	(In Thousands)
Net realizable reserve, beginning of period	$109	$1,614
NRV provision	215	870
NRV write-offs	(121)	(2,375)

Net realizable reserve, end of period	$203	$109

(12) DEFERRED TAX VALUATION ALLOWANCE

The Company accounts for income taxes in accordance with SFAS 109. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the enacted tax laws for each applicable tax jurisdiction. Valuation allowances are recorded related to deferred assets based on the “more likely than not” criteria of SFAS 109. The Company reviews the need for a valuation allowance on a quarterly basis for each of its tax jurisdictions. When evaluating the recoverability of future tax benefits, the Company considers the historic operating results, projected operating results and available tax planning strategies, if any.

A valuation allowance was not required at March 31, 2009 because most of the three-year cumulative loss was due to unusual and non-recurring charges related to its GPS/Mobile navigation business and the expectation of profitability in the U.S. and the repatriation of earnings from European subsidiaries in 2009 and thereafter.

The Company expects to resume profitability in the third and fourth quarters of 2009. However the U.S. operation is anticipated to generate a loss for the full year. After adjusting for unusual and non-recurring charges, the Company expects to report a cumulative loss in the U.S. for the 2007 to 2009 period. Due to operating results for 2009’s second quarter, the expected continuation of the global recession and the absence of a tax planning strategy to generate a sufficient level of taxable income, Management concluded the full realization of the deferred tax assets within a reasonable time horizon does not satisfy the “more likely than not” criteria of SFAS 109. Accordingly, the Company recorded a charge of $9.6 million for a valuation allowance in the second quarter of 2009 to fully offset the net deferred tax asset for its U.S. operation at June 30, 2009. This is a non-cash charge that does not preclude the Company from fully realizing these net deferred tax assets in the future.

A recap of the income tax provision (benefit) for the three and six months ended June 30, 2009 and 2008 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)
Current
U.S.	(187)	697	40	202
Foreign	(315)	754	(287)	1,581

	(502)	1,451	(247)	1,783

Deferred
U.S.	9,074	(656)	8,134	(282)
Foreign	268	(211)	167	(891)

	9,342	(867)	8,301	(1,173)

Total provision	$8,840	$584	$8,054	$610

A reconciliation of the deferred tax amounts to the Consolidated Balance Sheet follows:

	June 30, 2009	December 31, 2008
	(In Thousands)
Future tax benefit - U.S.	$6,232	$6,130
Valuation allowance - U.S.	(6,232)	—

Deferred tax asset, current	—	6,130

Future tax benefit - U.S.	3,364	2,004
Valuation allowance - U.S.	(3,364)	—

Deferred tax asset, non-current	—	2,004

Future tax liability - Foreign	(2,150)	(1,983)

Deferred tax liability, non-current	(2,150)	(1,983)

Net deferred tax (liability) asset	$(2,150)	$6,151

(13) OTHER INCOME (EXPENSE)

The following table shows the components of other income (expense):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)
Interest income	$—	$29	$4	$45
CSV income (loss)	398	(112)	119	(461)
Exchange gain (loss)	277	(59)	251	114
Other - net	5	28	49	(4)

	$680	$(114)	$423	$(306)

(14) SUBSEQUENT EVENT

The Company evaluated its June 30, 2009 financial statements for subsequent events through August 14, 2009, the date the financial statements were issued. Other than the Loan Agreement Amendment referenced in the following paragraph, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

As of June 30, 2009, the Company failed to be in compliance with covenants set forth in the Loan Agreement. On August 13, 2009, the Company entered into the Loan Agreement Amendment, pursuant to which the lenders agreed to waive the covenant violations. Details on the Loan Agreement Amendment are discussed in Note 7 Financing Arrangements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary – Second Quarter

Pre-tax loss for the second quarter of 2009 totaled $1.1 million compared to the pre-tax income of $2.3 million for year ago period. Key factors contributing to the pre-tax loss were:

•	Net sales declined $8.3 million, or 24.3%, principally due to the adverse economic climate in the United States and Europe.

•	Gross margins decreased by 9.3 points to 24.0% due to lower volume, unfavorable sales mix and the impact of fixed overhead charges against a lower sales base.

•	Selling, general and administrative expenses decreased $1.0 million, or 11.4%, due to management’s effort to reduce spending and lower variable selling costs.

•	Other income increased by $845,000 mainly due to CSV income and foreign exchange gains.

The combined impact of the foregoing factors was a $3.4 million decrease in income before taxes.

At June 30, 2009, Cobra’s U.S. operation had a net deferred tax asset of $9.6 million. During the second quarter of 2009, management concluded that the “more likely than not” criteria required under SFAS 109 for forming a conclusion that a valuation allowance is not needed could not be met for its U.S. operation. This conclusion was based on the fact that the U.S. operation has sustained cumulative losses over the past three years, is forecasted to have a loss in 2009 because of the on-going recession and has no tax planning strategies available that if implemented would generate taxable income sufficient for the U.S. operation to realize in full its net deferred tax assets within a reasonable time horizon absent a turnaround in the business. As a result, the Company recorded a charge of $9.6 million for a valuation allowance in the second quarter of 2009 to fully offset the net deferred tax asset for its U.S. operation at June 30, 2009. With the valuation allowance charge, the Company reported a tax provision of $8.8 million for the second quarter of 2009 compared to the $584,000 provision with effective rate of 25.4% for the year ago quarter.

Until the “more likely than not” criteria of SFAS 109 can be met, the Company will not report for its U.S. operation a tax benefit for any future pretax losses or a tax provision for any future pretax income. This does not affect tax reporting for CEEL and PPL as each of these is in a separate, non-U.S. tax jurisdiction. Management currently believes that net deferred tax asset will be realized in the future when the Company’s operations return to profitability.

Including the effect of a $9.6 million charge to establish a valuation allowance, the net loss for the second quarter of 2009 totaled $9.9 million or $1.53 per share compared to the net income of $1.7 million or $.26 per share reported for the same period last year.

Executive Summary – Six Months

Pre-tax loss for the first half of 2009 totaled $3.5 million compared to the pre-tax income of $2.4 million for year ago period. Key factors contributing to the pre-tax loss were:

•	Net sales declined $18.1 million, or 28.7%, principally because of the adverse economic climate in the United States and Europe.

•	Gross margins decreased by 7.1 points to 25.1% due to lower volume, unfavorable sales mix and the impact of fixed overhead charges against a lower sales base.

•	Selling, general and administrative expenses decreased $2.3 million, or 13.2%, due to management’s effort to reduce spending and lower variable selling costs.

•	Other income increased by $933,000 mainly due to CSV income and foreign exchange gains.

The combined impact of the foregoing factors was a $5.9 million decrease in income before taxes.

At June 30, 2009, Cobra’s U.S. operation had a net deferred tax asset of $9.6 million. During the second quarter of 2009, management concluded that the “more likely than not” criteria required under SFAS 109 for forming a conclusion that a valuation allowance is not needed could not be met for its U.S. operation. This conclusion was based on the facts that the U.S. operation has sustained cumulative losses over the past three years, is forecasted to have a loss in 2009 because of the recession and has no tax planning strategies available that if implemented would generate taxable income sufficient for the U.S. operation to realize in full its net deferred tax assets within a reasonable time horizon absent a turnaround in the business. As a result, the Company recorded a charge of $9.6 million for a valuation allowance in the second quarter of 2009 to fully offset the net deferred tax asset for its U.S. operation at June 30, 2009. With the valuation allowance charge recorded in the second quarter, the Company reported a tax provision of $8.1 million for the first half of 2009 compared to the $610,000 provision with effective rate of 25.3% for the year ago period.

Until the “more likely than not” criteria of SFAS 109 can be met, the Company will not report for its U.S. operation a tax benefit for any future pretax losses or a tax provision for any future pretax income. This does not affect tax reporting for CEEL and PPL as each of these is in a separate, non-U.S. tax jurisdiction. Management currently believes that net deferred tax asset will be realized in the future when the Company’s operations return to profitability.

Including the effect of a $9.6 million charge to establish a valuation allowance, the net loss for the first half of 2009 totaled $11.5 million or $1.78 per share compared to the net income of $1.8 million or $.28 per share reported for the prior year.

Outlook

The prospects for the global economy, particularly in Europe, remain uncertain. During the second half of 2009, the Company will benefit from cost reduction steps taken earlier in the year as well as from further cost containment measures. In addition, the second half will see the Company aggressively pursue new product opportunities, such as the mobile navigation device for the professional driver, that require modest investment but that are expected to deliver profitable sales to offset expected continued weakness in existing product categories.

The Company expects its future operations and results will permit compliance with the covenants in the Loan Agreement. Failure to comply with the covenants contained in the amended Loan Agreement in future periods could have adverse consequences including all outstanding debt becoming immediately payable and the inability to borrow additional funds under the Loan Agreement.

EBITDA

The following table shows the reconciliation of net earnings (loss) to the Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In Thousands)		(In Thousands)
	2009	2008	2009	2008
Net (loss) earnings	$(9,902)	$1,710	$(11,518)	$1,791
Depreciation/amortization	996	1,711	1,974	3,405
Interest expense	190	241	340	544
Income tax provision	8,840	584	8,054	610
Non-controlling interest	1	7	2	14

EBITDA	125	4,253	(1,148)	6,364
Stock option expense	58	64	117	129
CSV (income) loss	(398)	112	(119)	461
Other non-cash items	(165)	104	(112)	(56)

Adjusted EBITDA	$(380)	$4,533	$(1,262)	$6,898

EBITDA represents earnings before interest, taxes, depreciation and amortization and non-controlling interest. Adjusted EBITDA, represents EBITDA plus the applicable adjustments required to agree with the EBITDA measurement for compliance with the financial covenants of the Company’s lenders. The Company believes EBITDA is a useful performance indicator and is frequently used by management, securities analysts and investors to judge operating performance between time periods and among other companies. The Company uses Adjusted EBITDA to assess operating performance and measure compliance with financial covenants.

EBITDA and Adjusted EBITDA are Non-GAAP performance indicators that should be used in conjunction with GAAP performance measurements such as net sales, operating profit and net income to evaluate the Company’s operating performance. EBITDA and Adjusted EBITDA are not alternatives to net income or cash flow from operations determined in accordance with GAAP. Furthermore, EBITDA and Adjusted EBITDA may not be comparable to the calculation of similar titled measures reported by other companies.

Second Quarter 2009 Compared to Second Quarter 2008

The following table contains sales and pre-tax (loss) profit after eliminating intercompany accounts by business segment for the quarter ending June 30, 2009 and 2008:

	2009		2008		2009 vs. 2008 Increase (Decrease)
			(In Thousands)
Business Segment	Net Sales	Pre-tax Profit (Loss)	Net Sales	Pre-tax Profit	Net Sales	Pre-tax Profit (Loss)
Cobra	$23,366	$(1,294)	$28,932	$471	$(5,566)	$(1,765)
PPL	2,605	233	5,386	1,830	(2,781)	(1,597)

Total Company	$25,971	$(1,061)	$34,318	$2,301	$(8,347)	$(3,362)

Cobra Business Segment

Cobra net sales decreased $5.5 million, or 19.2%, in the second quarter of 2009 to $23.4 million compared to $28.9 million in the second quarter of 2008. Much of the decline was due to lower sales of detection and Citizens Band radios in the United States, which declined 37.4%, and 28.5%, respectively. Also contributing to the decline were lower two-way radio sales in Canada. These lower sales were driven primarily by the severe global economic downturn, which caused significant declines in retail store traffic (including traffic at travel centers and truck stops due to decreasing freight movements) and consumer spending for discretionary and higher price point products. In the case of detection, the lower sales were also driven by the bankruptcy and liquidation in the second half of 2008 of Circuit City, which accounted for almost 6% of Cobra’s U.S. detection sales in the second quarter of 2008, as well as a change in merchandising strategy at one major customer that resulted in a reduction in store count. With respect to Citizens Band radios, some of the lower sales in the second quarter were offset by more than $800,000 in sales that shifted from the first quarter of 2009 into the current quarter due to a vendor delay. In addition, sales in the prior year’s quarter were reduced by $1.5 million of mobile navigation returns in excess of sales. Mobile navigation sales were discontinued due to the Company’s change at the end of 2007 in its North American mobile navigation strategy. These lower sales were partially offset by a 12.0% increase in U.S. two-way radio sales as Cobra established its position as the exclusive supplier of two-way radios to a major retailer.

Gross profit and gross margin for the second quarter of 2009 were $5.3 million and 22.7%, respectively, compared to the prior year’s quarter gross profit and gross margin of $8.2 million and 28.4%, respectively. The decrease in gross margin was mainly due to a lower proportion of Citizens Band radio sales in the second quarter of 2009 compared to the prior year as well as an unfavorable sales mix for Citizens Band radios and detection compared to the prior year as consumers focused their spending on purchases of lower price point, lower margin products. Additionally, gross margin for European sales was negatively impacted by a weaker euro, which declined 12.9% compared to the second quarter of 2008, and decreased margins on CEEL’s euro-paying customers.

Selling, general and administrative expenses declined $625,000, or 8.4%, to $6.8 million in the second quarter of 2009 from $7.4 million in the second quarter of 2008. Decreased variable selling costs caused by lower sales accounted for much of the decline. Lower fixed selling and administrative expenses made up the remainder of the decline in part due to cost savings measures implemented by management early in 2009, including an approximate 10% reduction in the Cobra segment’s headcount.

Interest expense decreased by $51,000 to $190,000 in the second quarter due mainly to a more favorable interest rate. Cobra also had other income of $388,000 in the second quarter of 2009 compared to $70,000 of other expense in the prior year’s quarter. This favorable swing was due primarily to CSV income of $398,000 compared to $112,000 of CSV expense in the second quarter of 2008. The CSV of life insurance policies is affected by the market value of the underlying investments and adverse market conditions may result in a non-cash expense.

As a result of the above, the Cobra segment had a pre-tax loss of $1.3 million in the second quarter of 2009 compared to pre-tax income of $471,000 in the second quarter of 2008.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales decreased $2.8 million, or 51.6%, to $2.6 million in the second quarter of 2009 compared to the year ago quarter. A major contributor to this decrease was the negative effects of the global recession, which has been particularly severe in the United Kingdom as well as elsewhere in Europe. Also contributing to the sales decrease was a weaker pound sterling, which was down 21.5% in the second quarter of 2009 compared to the prior year’s quarter, as well as the fact that in the prior year’s quarter, PPL had a large sale of SD cards containing their database of speed camera locations for a smartphone promotion, which was not repeated in the second quarter of 2009.

Gross profit was $925,000 in the second quarter of 2009 compared to $3.2 million in the prior year’s quarter, a decrease of $2.3 million, or 71.4%, while gross margin decreased to 35.5% in 2009 from 60.0% in 2008. The gross margin decrease resulted primarily from the weaker pound sterling discussed above as well as a more favorable sales mix in the prior year’s quarter that included higher margin sales of proprietary data, including the sales of the speed camera database for use in smartphones and download fees for mobile navigation and GPS speed camera locator products.

Selling, general and administrative expenses were $376,000 or 27.6% lower than the second quarter of 2008 and mainly reflected the impact of a weaker pound sterling compared to the prior year’s quarter as well as a reduction in personnel. As a percentage of net sales, selling, general and administrative expenses increased to 37.8% in 2009 from 25.3% in 2008 due to the lower level of sales in 2009 as compared to 2008.

PPL had other income of $292,000 in the second quarter of 2009 compared to other expense of $44,000 in the prior year’s quarter. The favorable swing was due to $295,000 of foreign exchange gains in the second quarter of 2009 compared to $57,000 of foreign exchange losses in the prior year’s quarter.

As a result of the above, the PPL segment had pre-tax income of $233,000 for the second quarter of 2009 compared to $1.8 million of pre-tax income for the second quarter of 2008.

Six Months 2009 Compared to Six Months 2008

The following table contains sales and pre-tax (loss) profit after eliminating intercompany accounts by business segment for the six months ending June 30, 2009 and 2008:

	2009		2008		2009 vs. 2008 Increase (Decrease)
			(In Thousands)
Business Segment	Net Sales	Pre-tax Profit (Loss)	Net Sales	Pre-tax Profit (Loss)	Net Sales	Pre-tax Profit (Loss)
Cobra	$40,614	$(3,494)	$53,508	$(195)	$(12,894)	$(3,299)
PPL	4,442	32	9,668	2,610	(5,226)	(2,578)

Total Company	$45,056	$(3,462)	$63,176	$2,415	$(18,120)	$(5,877)

Cobra Business Segment

Cobra net sales decreased $12.9 million, or 24.1%, in the first half of 2009 to $40.6 million compared to $53.5 million in the first half of 2008. Much of the decline was due to lower sales of detection and Citizens Band radios in the United States, which fell 24.9%, and 34.0%, respectively. Also contributing to the decline were lower two-way radio sales in the U.S. and Canada and lower sales at CEEL. These lower sales were driven primarily by the severe global economic downturn, which caused significant declines in retail store traffic (including traffic at travel centers and truck stops due to decreasing freight movements) and consumer spending for discretionary and higher price point products. Additionally, the drop in detection sales reflected the bankruptcy and liquidation in the second half of 2008 of Circuit City, which accounted for almost $1.0 million of Cobra’s U.S. detection sales in the first half of 2008. In addition, sales in the first half of 2008 were reduced by $365,000 of mobile navigation returns in excess of sales. Mobile navigation sales were discontinued in 2009 due to the Company’s change at the end of 2007 in its North American mobile navigation strategy.

Gross profit decreased $5.6 million for the first half of 2009 from the year ago period to $9.6 million and the gross margin decreased to 23.6% in the first half of 2009 from 28.4% for the prior year. The decline in gross margin was mainly due to sales mix as consumers focused their discretionary spending on purchases of lower price point, lower margin products as well as the effect on overhead expenses of the reduced sales base. Additionally, gross margin for European sales was negatively impacted by a 12.7% weakening of the euro as compared to the first half of 2008, which compressed margins on CEEL’s euro-paying customers.

Selling, general and administrative expenses declined $1.5 million, or 10.6%, to $12.9 million in the first half of 2009 from $14.4 million for the prior year period. $883,000 of the decline was due to decreased variable selling costs because of the sales decrease. The remainder of the decline was due to lower fixed selling, general and administrative expenses as a result of lower professional fees and cost savings measures implemented by management, including an approximate 10% headcount reduction early in the year, offset in part by $147,000 of severance expense.

Interest expense decreased $204,000 in the first half of 2009 compared to the prior year due to a more favorable interest rate. Other expense decreased $600,000 due to $119,000 of CSV income in the current period compared to CSV expense of $461,000 in the prior year period. The CSV of life insurance policies is affected by the market value of the underlying investments and adverse market conditions may result in a non-cash expense.

As a result of the above, the Cobra segment had a pre-tax loss of $3.5 million in the first half of 2009 compared to a pre-tax loss of $195,000 in the first half of 2008.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales decreased by $5.2 million, or 54.1%, to $4.4 million in the first half of 2009 from $9.6 million for the year ago period. This decrease was due to the severe recession, particularly in the United Kingdom as well as elsewhere in Europe, and the absence of the database sales for smartphone use in 2009. The weaker pound sterling reduced the current year’s net sales when compared to 2008 by 14.1%.

Gross profit decreased $3.4 million to $1.7 million in the first half of 2009 from $5.1 million in the first half of 2008 due to reduced sales volume, sales mix and the impact of the weaker pound sterling. Gross margin decreased to 38.9% in 2009 from 53.4% in 2008 primarily due to the absence of the high margin database sales for smartphone use, sales of the older GPS models with lower margins, and the impact of fixed transaction-based amortization of intangible assets over lower sales volume.

Selling, general and administrative expenses were $733,000, or 27.2% lower than the first half of 2008 and mainly reflected the impact of a stronger dollar. As a percentage of net sales, selling, general and administrative expenses increased to 44.2% in 2009 from 27.9% in 2008 due to the lower level of sales in 2009 as compared to 2008.

As a result of the above, the PPL segment had a loss before income taxes of $32,000 for the first half of 2009 compared to $2.6 million pre-tax income for the first half of 2008.

LIQUIDITY AND CAPITAL RESOURCES

On August 13, 2009, the Company entered into the Loan Agreement Amendment. Pursuant to the Loan Agreement Amendment, the lenders have waived the failure of the Company to comply as of June 30, 2009 with the financial covenants set forth in the Loan Agreement relating to Total Debt to EBITDA Ratio (as defined in the Loan Agreement) and Fixed Charge Coverage Ratio (as defined in the Loan Agreement). In addition, the Loan Agreement Amendment decreases the maximum principal amount available to be borrowed by the Company pursuant to the revolving credit facility under the Loan Agreement from $40 million to $28 million.

The Loan Agreement Amendment also amends the covenants set forth in the Loan Agreement to provide for the following financial covenants:

•	minimum fixed charge coverage at revised levels from those contained in the Loan Agreement

•	minimum cumulative EBITDA

•	minimum tangible net worth

The Second Amendment to the Loan Agreement requires lockbox agreements, which provide for all Company receipts to be swept daily to reduce borrowings outstanding under the revolving credit facility. These agreements, combined with the existence of a material adverse change (“MAC”) clause in the Loan Agreement, result in the Revolving Credit Facility being classified as a current liability, per guidance in the EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of it revolving credit facility, which has a final expiration date of October 19, 2011. The MAC clause, which is a common requirement in commercial credit agreements, allows the lender to require the loan to become due if there has been a material adverse change in the Company’s financial condition, operations or other status. The classification of the revolving credit facility as a current liability results only because of the combination of the lockbox agreements and the MAC clause.

Pursuant to the Loan Agreement Amendment, interest on amounts borrowed under the Loan Agreement will be based on the prime rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined based on the Total Debt to EBITDA Ratio as of the end of the previous two quarters. The applicable margin based on the Total Debt to EBITDA Ratio of the Company as of June 30, 2009 was 2.0% for prime rate loans and 4.5% for LIBOR loans.

Pursuant to the Loan Agreement Amendment, availability under the revolving credit facility is calculated based on a borrowing base formula that includes 75% of eligible accounts receivable, the lesser of 60% of lower of cost or market value of eligible inventory or 85% of the appraised orderly liquidation value of eligible inventory, and 60% of commercial letters of credit issued for the purchase of inventory, subject to certain limitations and to reserves established at the lenders’ discretion including but not limited to an availability reserve of $2.5 million through September 30, 2009 and $3.0 million thereafter.

Pursuant to the Loan Agreement Amendment, the revolving credit facility continues to be subject to an unused line fee of 0.5% and the term loan under the Loan Agreement is subject to quarterly principal payments by the Company of $310,000 for the quarter ending September 30, 2009 and $440,000 for each quarter thereafter through September 30, 2011. The term of the Loan Agreement continues to extend until October 19, 2011. The Company paid an amendment fee of $159,150, amortized over the life of the loan, as well as certain fees and expenses of the lenders in connection with the execution of the Loan Agreement Amendment. Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company except for equity interests in the non-U.S. subsidiaries.

At June 30, 2009, the Company had interest bearing debt outstanding of $18.2 million, consisting of the $3.8 million term loan and $14.4 million in the revolver. As of June 30, 2009, availability was approximately $6.4 million under the revolving credit line based on the borrowing base formula in effect at that time; the application of the revised borrowing base formula would not have had a material effect on availability, absent any reserves established by the lender pursuant to the Loan Agreement. Such reserves will include, but will not be limited to, an availability reserve of $2.5 million through September 30, 2009 and $3.0 million thereafter. Additionally, the Loan Agreement Amendment requires an appraisal of inventory, the results of which could lead to a reduction in the availability based on inventory.

For the six months ended June 30, 2009, net cash flows from operating activities were $1.3 million. Significant net cash inflows from operations included the add-back of non-cash depreciation and amortization of $2.0 million and the $9.6 million valuation allowance, a reduction in accounts receivable of $2.1 million and an increase in accounts payable of $3.9 million. The decrease in accounts receivable resulted from lower sales and collections on sales from the fourth quarter of 2008. The increase in accounts payable was mainly due to higher inventory levels and additions to prepaid and other current assets. Partially offsetting these inflows was the net loss of $11.5 million, an increase in inventory of $1.6 million, an increase in net deferred income tax asset of $1.3 million, a decrease in accrued liabilities of $931,000, and an increase in other assets of $747,000. The deferred tax asset increase was due to the current year tax benefit while the decrease in accrued liabilities was because of lower accruals for variable program selling expenses (reflecting both lower first half sales and timing of payments) and payment of year-end payroll bonuses. Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2009 to fund its working capital needs.

Net cash used in investing activities amounted to $1.3 million in the first six months of 2009. $504,000 was due to an increase in intangible assets and $507,000 was used for capital expenditures, primarily office equipment, tooling and building improvements.

Net cash provided by financing activities in the first six months of 2009 totaled $493,000 due to increased debt. For 2009, the cash used for financing activities will most likely be limited to debt reduction. The Company decided not to pay a dividend in 2009.

The Company believes that for the foreseeable future, it will be able to continue to fund its operations and seasonal working capital requirements with cash generated from operations and borrowings under the Company’s amended Loan Agreement or similar future credit agreement. A failure to comply with the covenants contained in the amended Loan Agreement in future periods could result in any outstanding indebtedness under the Loan Agreement becoming immediately due and payable and in the inability to borrow additional funds under the Loan Agreement.

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

As of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of June 30, 2009.

There has been no change in the Company’s internal control over financial reporting that occurred during the first six months of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Defaults Upon Senior Securities

As of June 30, 2009, the Company failed to be in compliance with certain financial covenants set forth in the Loan Agreement. On August 13, 2009, the Company entered into the Loan Agreement Amendment, pursuant to which the lenders agreed to waive the covenant violations. See Item 5 Other Information below.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting was held on May 12, 2009.

Proposal 1

The election of two directors was submitted to the shareholders for vote. The following persons were elected directors of the Company to serve until the annual meeting of the term specified below:

Name	Class	Votes For	Votes Withheld	Term
S. Sam Park	II	5,296,944	196,812	2012
Robert P. Rohleder	II	5,298,611	195,145	2012

The Class I Directors continuing in office until the 2011 Annual Meeting of Shareholders are James R. Bazet, William P. Carmichael and John S. Lupo. The Class III Director continuing in office until the 2010 Annual Meeting of Shareholders is Ian R. Miller.

Proposal 2

The ratification of Grant Thornton’s appointment as the Company’s independent registered public accountant was submitted to the shareholders for vote. The result of Grant Thornton ratification is shown below:

Votes For	Votes Against	Votes Abstained
5,329,102	15,577	149,077

Item 5.	Other Information.

On August 13, 2009, the Company entered into the Loan Agreement Amendment. Pursuant to the Loan Agreement Amendment, the lenders have waived the failure of the Company to comply as of June 30, 2009 with the financial covenants set forth in the Loan Agreement relating to Total Debt to EBITDA Ratio (as defined in the Loan Agreement) and Fixed Charge Coverage Ratio (as defined in the Loan Agreement). In addition, the Loan Agreement Amendment decreases the maximum principal amount available to be borrowed by the Company pursuant to the revolving credit facility under the Loan Agreement from $40 million to $28 million.

The Loan Agreement Amendment also amends the covenants set forth in the Loan Agreement to provide for the following financial covenants:

•	minimum fixed charge coverage at revised levels from those contained in the Loan Agreement

•	minimum cumulative EBITDA

•	minimum tangible net worth

The Second Amendment to the Loan Agreement requires lockbox agreements, which provide for all Company receipts to be swept daily to reduce borrowings outstanding under the revolving credit facility. These agreements, combined with the existence of a material adverse change (“MAC”) clause in the Loan Agreement, result in the Revolving Credit Facility being classified as a current liability, per guidance in the EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of it revolving credit facility, which has a final expiration date of October 19, 2011. The MAC clause, which is a common requirement in commercial credit agreements, allows the lender to require the loan to become due if there has been a material adverse change in the Company’s financial condition, operations or other status. The classification of the revolving credit facility as a current liability results only because of the combination of the lockbox agreements and the MAC clause.

Pursuant to the Loan Agreement Amendment, interest on amounts borrowed under the Loan Agreement will be based on the prime rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined based on the Total Debt to EBITDA Ratio as of the end of the previous two quarters. The applicable margin based on the Total Debt to EBITDA Ratio of the Company as of June 30, 2009 was 2.0% for prime rate loans and 4.5% for LIBOR loans.

Pursuant to the Loan Agreement Amendment, availability under the revolving credit facility is calculated based on a borrowing base formula which includes 75% of eligible accounts receivable, the lesser of 60% of lower of cost or market value of eligible inventory or 85% of the appraised orderly liquidation value of eligible inventory, and 60% of commercial letters of credit issued for the purchase of inventory, subject to certain limitations and to reserves established at the lenders’ discretion including but not limited to an availability reserve of $2.5 million through September 30, 2009 and $3.0 million thereafter.

Pursuant to the Loan Agreement Amendment, the revolving credit facility continues to be subject to an unused line fee of 0.5% and the term loan under the Loan Agreement is subject to quarterly principal payments by the Company of $310,000 for the quarter ending September 30, 2009 and $440,000 for each quarter thereafter through September 30, 2011. The term of the Loan Agreement continues to extend until October 19, 2011. The Company paid an amendment fee of $159,150, amortized over the life of the loan, as well as certain fees and expenses of the lenders in connection with the execution of the Loan Agreement Amendment. Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company except for equity interests in the non-U.S. subsidiaries.

The Company believes that for the foreseeable future, it will be able to continue to fund its operations and seasonal working capital requirements with cash generated from operations and borrowings under the Company’s amended Loan Agreement or similar future credit agreement. A failure to comply with the covenants contained in the amended Loan Agreement in future periods could result in any outstanding indebtedness under the Loan Agreement becoming immediately due and payable and in the inability to borrow additional funds under the Loan Agreement.

Item 6.	Exhibits

a)	Exhibit 10.1 Second Amendment to Loan and Security Agreement dated as of August 13, 2009 among Cobra Electronics Corporation, The PrivateBank and Trust Company, as a lender and administrative agent for itself and the other lenders, and RBS Citizens, N.A., as lender.

b)	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

c)	Exhibit 31.2 Rule 13a-14(a)/15d–14(a) Certification of the Chief Financial Officer.

d)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

e)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/S/ MICHAEL SMITH
Michael Smith
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer)

Dated: August 14, 2009

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.1	Second Amendment to Loan and Security Agreement dated as of August 13, 2009 among Cobra Electronics Corporation, The PrivateBank and Trust Company, as a lender and administrative agent for itself and the other lenders, and RBS Citizens, N.A., as lender.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d–14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.