Form 10-Q
period 2009-09-30
COBRA ELECTRONICS CORP
filed 2009-11-12
CIK 30828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of Common Stock of Registrant outstanding as of November 9, 2009: 6,471,280

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Operations - Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$27,405	$33,242	$72,461	$96,418
Cost of sales	20,777	23,538	54,539	66,358
Gross profit	6,628	9,704	17,922	30,060
Selling, general and administrative expense	7,393	8,911	22,232	26,002
(Loss) earnings from operations	(765)	793	(4,310)	4,058
Interest expense	(275)	(231)	(615)	(775)
Other income (expense)	422	(135)	845	(441)
(Loss) earnings before income taxes	(618)	427	(4,080)	2,842
Tax (benefit) provision	(109)	285	7,945	895
Net (loss) earnings	(509)	142	(12,025)	1,947
Less: net earnings attributable to non-controlling interest	—	—	2	14
Net (loss) earnings attributable to Cobra	$(509)	$142	$(12,027)	$1,933

Net (loss) earnings per common share attributable to Cobra shareholders:
Basic	$(0.08)	$0.02	$(1.86)	$0.30
Diluted	$(0.08)	$0.02	$(1.86)	$0.30

Weighted average shares outstanding:
Basic	6,471	6,471	6,471	6,471
Diluted	6,471	6,471	6,471	6,471

Dividends declared per common share	$—	$—	$—	$0.16

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets - Unaudited

(In Thousands)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$1,230	$1,985
Receivables, net of allowance for claims and doubtful accounts of $120 in 2009 and $107 in 2008	19,973	18,017
Inventories, primarily finished goods, net	30,281	27,464
Deferred income taxes, current	—	6,130
Prepaid assets	1,716	1,979
Other current assets	1,310	1,223
Total current assets	54,510	56,798
Property, plant and equipment, at cost:
Buildings and improvements	5,961	5,996
Tooling and equipment	17,428	21,512
	23,389	27,508
Accumulated depreciation	(18,186)	(21,962)
Land	230	230
Property, plant and equipment, net	5,433	5,776
Other assets:
Cash surrender value of officers’ life insurance policies	3,903	3,034
Deferred income taxes, non-current	—	2,004
Intangible assets, net	11,138	11,218
Other assets	111	168
Total other assets	15,152	16,424
Total assets	$75,095	$78,998

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets - Unaudited

(In Thousands, Except Share Data)

	September 30,	December 31,
	2009	2008
LIABILITIES AND EQUITY
Current liabilities:
Short-term bank debt	$20,105	$1,370
Accounts payable	6,129	2,923
Accrued salaries and commissions	1,122	1,124
Accrued advertising and sales promotion costs	926	1,174
Accrued product warranty costs	844	897
Accrued income taxes	83	495
Other accrued liabilities	2,613	2,584
Total current liabilities	31,822	10,567
Non-current liabilities:
Long-term bank debt	1,760	16,301
Deferred compensation	6,878	6,516
Deferred income taxes	2,002	1,983
Other long-term liabilities	1,133	1,077
Total non-current liabilities	11,773	25,877
Total liabilities	43,595	36,444
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.33 1/3 par value, 12,000,000 shares authorized, 7,039,100 issued	2,345	2,345
Paid-in capital	20,527	20,354
Retained earnings	14,278	26,305
Accumulated other comprehensive loss	(1,841)	(2,637)
	35,309	46,367
Treasury stock, at cost (567,820 shares)	(3,837)	(3,837)
Total shareholders’ equity - Cobra	31,472	42,530
Non-controlling interest	28	24
Total equity	31,500	42,554
Total liabilities and equity	$75,095	$78,998

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statement of Cash Flows - Unaudited

(In Thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) earnings attributable to Cobra	$(12,027)	$1,933
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
Depreciation and amortization	2,947	4,269
Product software impairment	—	266
Deferred income taxes - valuation charge	10,543	—
Deferred income taxes	(2,390)	(1,120)
Loss (gain) on cash surrender value (CSV) life insurance	(594)	780
Loss on sale of fixed assets	1	—
Stock-based compensation	173	194
Non-controlling interest	2	14
Changes in assets and liabilities:
Receivables	(1,851)	4,029
Inventories	(2,547)	3,486
Other assets	(164)	1,541
Accounts payable	3,146	(2,534)
Accrued income taxes	(412)	716
Accrued liabilities	(556)	(3,992)
Deferred compensation	362	489
Deferred income	(17)	(275)
Other long-term liabilities	56	360
Net cash (used in) provided by operating activities	(3,328)	10,156
Cash flows from investing activities:
Capital expenditures	(739)	(642)
Premiums on CSV life insurance	(274)	(295)
Intangible assets	(607)	154
Net cash used in investing activities	(1,620)	(783)
Cash flows from financing activities:
Bank borrowings	4,194	(5,745)
Dividends paid	—	(1,035)
Other	—	(1)
Net cash provided by (used in) financing activities	4,194	(6,781)
Effect of exchange rate changes on cash and cash equivalents	(1)	(900)
Net (decrease) increase in cash	(755)	1,692
Cash at beginning of period	1,985	1,860
Cash at end of period	$1,230	$3,552
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$602	$791
Income taxes, net of refunds	$(483)	$(780)

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2009 and 2008

(Unaudited)

The consolidated financial statements included herein have been prepared by Cobra Electronics Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

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

Reclassifications —- Prepaid packaging and outside design costs were reclassified from other current assets to prepaid assets for the periods presented in the consolidated financial statements included in this Form 10Q. The non-controlling interest reported in the Consolidated Balance Sheet as of December 31, 2008 is presented in accordance with Accounting Standards Codification (“ASC”) 810, Non-Controlling Interests.

(2)   NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued ASC 810, Non-Controlling Interests in December 2007. ASC 810 changed the accounting for, and the financial statement presentation of, non-controlling equity interests in a consolidated subsidiary. ASC 810 replaced the existing minority-interest provisions by defining a new term non-controlling interests to replace what were previously called minority interests. The new standard establishes non-controlling interests as a component of the equity of a consolidated entity. The underlying principle of the new standard is that both the controlling interest and the non-controlling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying non-controlling interests as a component of consolidated equity is a change from the current practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The change affects both the accounting and financial reporting for non-controlling interests in a consolidated subsidiary. ASC 810 includes reporting requirements intended to clearly identify and differentiate the interests of the parent and the interests of the non-controlling owners. The Company adopted ASC 810 on January 1, 2009 and the reporting and disclosure requirements of this standard were applied retrospectively to the prior periods. Adoption of ASC 810 did not have a material effect on the financial statements.

ASC 815, Disclosures about Derivative Instruments and Hedging Activities was issued in March 2008. ASC 815, required enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted ASC 815 on January 1, 2009. Since ASC 815 only required enhanced disclosures, this standard did not affect the Company’s financial position or results of operations.

ASC 825, Disclosures About Fair Value of Financial Instruments, was updated in April 2009, amending existing fair value disclosure requirements and requiring fair value disclosures for interim periods. This ASC was effective for interim periods ending after June 15, 2009. However, the Company early adopted ASC 825 on January 1, 2009. Since this ASC only requires enhanced disclosures, this standard did not affect the Company’s financial position or results of operations.

ASC 855, Subsequent Events, was issued in May 2009. ASC 855 which was effective for annual and interim periods ending after June 15, 2009, established the accounting and disclosure standards for events that occur after the balance sheet date but prior to the issuance of financial statements (“subsequent events”). The Company adopted ASC 855 and will evaluate subsequent events through the filing date of its quarterly and annual SEC filings. Adoption of this standard did not affect the Company’s financial position or results of operations.

ASC 105, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, was issued in June 2009. ASC 105 replaced the existing Hierarchy of Generally Accepted Accounting Principles and allowed the FASB Accounting Standards Codification to become the sole source of non-governmental Generally Accepted Accounting Principles (“GAAP”), except for the rules and interpretations of the SEC. ASC 105 became effective for annual and interim periods ending after September 15, 2009. The adoption of ASC 105 did not have a material affect on its financial statements.

Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, was issued by the FASB in August 2009. ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of a liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual period beginning after August 28, 2009, with an earlier application permitted. The Company does not believe that the adoption of the amended guidance in ASC 820 will have a material effect on its financial statements.

ASU 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force, was issued by the FASB in October 2009. ASU 2009-13 amends certain guidance in ASC 605, Revenue Recognition. The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables, based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The amended guidance in ASC 605-25 was applied retrospectively and did not have a material effect on the financial statements.

(3)   FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The Company’s financial instruments include cash, cash surrender value (“CSV”) of officers’ life insurance policies, accounts receivable, accounts payable, short-term debt, long-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximate their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit approximate fair value due to the short-term nature of the instrument. The contract value/fair value of the letters of credit was $3.3 million at September 30, 2009 and $2.0 million at December 31, 2008. The carrying value of the CSV for the officers’ life insurance approximates fair value and is based on the market value of the underlying investments, which may increase or decrease due to fluctuations in the overall financial markets.

On January 1, 2008, the Company adopted ASC 820, Fair Value Measurements as it relates to financial assets and liabilities. On January 1, 2009, the Company adopted ASC 820 as it relates to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements at least annually. The adoption of ASC 820, as it relates to non-financial assets and liabilities, had no impact on the financial statements.

ASC 820 defines fair value as the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in ASC 840. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820 are described below:

•                  Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•                  Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•                  Level 3 — Inputs that are both significant to the fair value measurement and unobservable.

The Company has a derivative contract for an interest rate swap that is valued on a recurring basis using quoted market prices. This financial instrument is exchange-traded and is classified within Level 2 of the fair value hierarchy because the exchange is not deemed to be an active market. The derivative was classified as a long-term liability on the balance sheet. Refer to Note 4 Derivatives, for additional information.

The following table provides the fair value information as of September 30, 2009 and December 31, 2008.

	September 30, 2009			December 31, 2008
		Fair Value			Fair Value
			Significant			Significant
			Other Observable			Other Observable
	Carrying	Total	Inputs	Carrying	Total	Inputs
Liabilities	Amount	Fair Value	(Level 2)	Amount	Fair Value	(Level 2)
(In Thousands)

Interest rate swap	$508	$508	$508	$291	$291	$291

(4)   DERIVATIVES

The Company transacts business globally with various manufacturing and distribution facilities. The Company may reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through derivative financial instruments. The Company currently does not use derivative financial instruments for trading or speculative purposes. The Company regularly monitors foreign exchange exposures and ensures hedge contract amounts do not exceed the amounts of the underlying exposures.

The Company’s current hedging activity is limited to foreign currency purchases and an interest rate swap. The purpose of the foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The purpose of the interest rate swap is to fix the interest rate for the term of the revolving and term loans, thereby protecting the Company from future interest rate increases. The interest rate swap represents a cash flow hedge and is recorded at fair value and classified as a non-current liability. Changes in the recorded fair value of the interest rate swap are recorded to other comprehensive income. At March 31, 2009, the existing contract applicable to the term loan with a value of $250,000 was terminated and replaced with a contract applicable to the term loan and a portion of the revolving loan valued at $377,000. The $250,000 value of the terminated liability will be amortized through September 30, 2011.

The Company hedges foreign exchange exposures by entering into various short-term foreign exchange forward contracts. The instruments are carried at fair value in the Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the three and nine month periods ending September 30, 2009 and 2008.

At September 30, 2009, the Company did not have any open foreign exchange contracts. The carrying value of the interest rate swap, net of tax, totaled $305,000 at September 30, 2009 and $175,000 at December 31, 2008. The tax effect of the interest rate swap was included in the valuation allowance reserve.

The fair value of outstanding derivative contracts designated as hedging instruments recorded as liabilities in the accompanying balance sheet were as follows:

		September 30,	December 31,
Liability Derivative	Balance Sheet Location	2009	2008
		(In thousands)
Interest rate swap	Non-current liability	$508	$291
Total		$508	$291

The effective portion of the loss on outstanding derivatives recognized in Other Comprehensive Income (“OCI”) for the three and nine month periods ending September 30, 2009 and 2008 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands)
Interest rate swap	$(26)	$(301)	$(140)	$(250)
Total	$(26)	$(301)	$(140)	$(250)

The effective portion of the gain reclassified from Accumulated Comprehensive Other Income into Income during the three and nine month periods ending September 30, 2009 follows:

	Three Months	Nine Months
	Ended	Ended
Income Statement Location	September 30, 2009	September 30, 2009
	(In Thousands)
Interest expense	$42	$85
Total	$42	$85

(5)   SEGMENT INFORMATION

The Company operates in two business segments (1) Cobra Consumer Electronics (“Cobra”) and (2) Performance Products Limited (“PPL”). The Cobra segment is comprised of Cobra Electronics Corporation, Cobra Hong Kong Limited (“CHK”) and Cobra Electronics Europe Limited (“CEEL”). The Company has separate sales departments and distribution channels for each segment, which provide all segment exclusive product lines to all customers for that segment. Currently, there are no intersegment sales. The financial information by business segment for the three and nine months ended September 30, 2009 and 2008 follows:

Segment Information - Three months ended September 30, 2009 vs. 2008

	2009			2008
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$24,556	$2,849	$27,405	$30,778	$2,464	$33,242
Cost of sales	18,682	2,095	20,777	22,375	1,163	23,538
Gross profit	5,874	754	6,628	8,403	1,301	9,704
Selling, general and administrative expense	6,323	1,070	7,393	7,586	1,325	8,911
(Loss) earnings from operations	(449)	(316)	(765)	817	(24)	793
Interest expense	(275)	—	(275)	(231)	—	(231)
Other income (expense)	357	65	422	(328)	193	(135)
(Loss) earnings before income taxes	(367)	(251)	(618)	258	169	427
Tax provision (benefit)	(51)	(58)	(109)	268	17	285
Net (loss) earnings	(316)	(193)	(509)	(10)	152	142
Less: net earnings attributable to non-controlling interest	—	—	—	—	—	—
Net (loss) earnings attributable to Cobra	$(316)	$(193)	$(509)	$(10)	$152	$142

Segment Information - Nine months ended September 30, 2009 vs. 2008

	2009			2008
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$65,170	$7,291	$72,461	$84,286	$12,132	$96,418
Cost of sales	49,728	4,811	54,539	60,693	5,665	66,358
Gross profit	15,442	2,480	17,922	23,593	6,467	30,060
Selling, general and administrative expense	19,199	3,033	22,232	21,981	4,021	26,002
(Loss) earnings from operations	(3,757)	(553)	(4,310)	1,612	2,446	4,058
Interest expense	(615)	—	(615)	(775)	—	(775)
Other income (expense)	511	334	845	(774)	333	(441)
(Loss) earnings before income taxes	(3,861)	(219)	(4,080)	63	2,779	2,842
Tax provision (benefit)	8,152	(207)	7,945	326	569	895
Net (loss) earnings	(12,013)	(12)	(12,025)	(263)	2,210	1,947
Less: net earnings attributable to non-controlling interest	—	2	2	—	14	14
Net (loss) earnings attributable to Cobra	$(12,013)	$(14)	$(12,027)	$(263)	$2,196	$1,933

There have been no differences in the basis of segmentation or the basis of measurement.

(6)   MOBILE NAVIGATION STRATEGY CHANGE

The Company’s decision to change its North American mobile navigation strategy resulted in a $7.7 million charge in the fourth quarter of 2007. This strategy change limits the future development of mass market mobile navigation products in North America to unique mobile navigation products sold into niche markets with specialized and focused distribution and employs lower cost sourcing arrangements utilizing the platform of Performance Products Limited or that of other qualified vendors. The mobile navigation strategy change reserve totaled $92,000 at September 30, 2009 and $250,000 at December 31, 2008. The Company does not expect future costs to exceed the current reserve balance by any material amount.

(7)   FINANCING ARRANGEMENTS

On February 15, 2008, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with The PrivateBank and Trust Company, as lender and agent, and RBS Citizens, N.A., as lender, for a $5.7 million term loan facility and a $40 million revolving credit facility, both of which mature on October 19, 2011. Borrowings under the term loan were used to pay off the balance and close the term loan from the Company’s previous credit agreement. Borrowings under the new revolving credit facility were used to pay off and close the previous revolving credit facility and for general corporate purposes. The Loan Agreement replaced the Company’s previous credit agreement.

On August 13, 2009, the Company entered into an amendment to the Loan Agreement (the “Loan Agreement Amendment”). Pursuant to the Loan Agreement Amendment, the lenders waived the failure of the Company to comply as of June 30, 2009 with the financial covenants set forth in the Loan Agreement relating to Total Debt to EBITDA Ratio (as defined in the Loan Agreement) and Fixed Charge Coverage Ratio (as defined in the Loan Agreement). In addition, the Loan Agreement Amendment decreased the maximum principal amount available to be borrowed by the Company pursuant to the revolving credit facility under the Loan Agreement from $40 million to $28 million. The Company paid an amendment fee of $159,150, as well as certain fees and expenses, in connection with the execution of the Loan Agreement Amendment.

The Loan Agreement Amendment also amended the covenants set forth in the Loan Agreement to provide for the following financial covenants:

•                  minimum fixed charge coverage at revised levels from those contained in the Loan Agreement

•                  minimum cumulative EBITDA

•                  minimum tangible net worth

Due to the continued impact of the global economic downturn and the preference of retail and distribution customers to defer third quarter purchases to the fourth quarter, the Company did not satisfy the financial covenants under the Loan Agreement for the third quarter of 2009. On November 2, 2009, the Company and the lenders under the Loan Agreement entered into an amendment to the Loan Agreement. Pursuant to the amendment, which was effective as of October 24, 2009, the lenders waived the covenant violations. The Company paid an amendment fee of $50,000, as well as certain fees and expenses of the lenders, in connection with execution of the amendment. The Company believes that it has a sufficient credit line to operate its business.

As amended, the Loan Agreement requires lockbox agreements, which provide for all Company receipts to be swept daily to reduce borrowings outstanding under the revolving credit facility. These agreements, combined with the existence of a material adverse change (“MAC”) clause in the Loan Agreement, result in the Revolving Credit Facility being classified as a current liability, per guidance in the ASC 470, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of its revolving credit facility, which has a final expiration date of October 19, 2011. The MAC clause, which is a common requirement in commercial credit agreements, allows the lender to require the loan to become due if there has been a material adverse change in the Company’s financial condition, operations or other status.

Interest on amounts borrowed under the Loan Agreement is based on the prime rate plus an applicable margin, or LIBOR plus an applicable margin, with the applicable margin being determined based on the Total Debt to EBITDA Ratio for the prior four quarters, with the further requirement that qualifying for a reduction from the currently stipulated applicable margin requires that the Company achieve the designated Total Debt to EBITDA ratio for two consecutive quarters. The applicable margin based on the Total Debt to EBITDA Ratio of the Company as of September 30, 2009 was 2.0% for prime rate loans and 4.5% for LIBOR loans. Availability under the revolving credit facility is calculated based on a borrowing base formula that includes 75% of eligible accounts receivable, the lesser of 60% of lower of cost or market value of eligible inventory or 85% of the appraised orderly liquidation value of eligible inventory, and 60% of commercial letters of credit issued for the purchase of inventory, subject to certain limitations and to reserves established at the lenders’ discretion including but not limited to an availability reserve of $2.5 million through September 30, 2009 and $3.0 million thereafter. The Loan Agreement requires an inventory appraisal, when deemed necessary by the lender, the results of which could lead to a reduction in the availability based on inventory. The inventory appraisal conducted as of June 30, 2009 did not affect credit availability. The revolving credit facility continues to be subject to an unused line fee of 0.5% and the term loan under the Loan Agreement is subject to quarterly principal payments by the Company of $310,000 for the quarter ending September 30, 2009 and $440,000 for each quarter thereafter through September 30, 2011. The term of the Loan Agreement continues to extend until October 19, 2011. Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company except for equity interests in the non-U.S. subsidiaries.

At September 30, 2009, the Company had interest bearing debt outstanding of $21.9 million, consisting of the $3.5 million term loan and $18.4 million borrowed under the revolving credit facility. As of September 30, 2009, availability was approximately $3.9 million under the revolving credit facility, based on the borrowing base formula in effect at that time. The weighted average interest rate for the three and nine months ending September 30, 2009 was 5.4% and 4.2%, respectively. The weighted average interest rate for the three and nine months ending September 30, 2008 was 6.5% and 5.98%, respectively. The Company entered into an interest rate swap on March 31, 2009 which fixed the interest rate on the term loan and a portion of the revolving loan at 3.47%.

(8)   (LOSS) EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands, Except Share Data)
Basic (loss) earnings per share:
Net (loss) earnings available to Cobra shareholders	$(509)	$142	$(12,027)	$1,933
Weighted-average shares outstanding	6,471,280	6,471,280	6,471,280	6,471,280

Basic (loss) earnings per share	$(0.08)	$0.02	$(1.86)	$0.30

Diluted (loss) earnings per share:
Weighted-average shares outstanding	6,471,280	6,471,280	6,471,280	6,471,280
Dilutive shares issuable in connection with stock option plans (a)	—	—	—	—
Less: shares purchasable with option proceeds	—	—	—	—
Total	6,471,280	6,471,280	6,471,280	6,471,280

Diluted (loss) earnings per share	$(0.08)	$0.02	$(1.86)	$0.30

(a) Stock options to purchase 447,780 shares were not included in the calculation for dilutive loss per share for the three months and nine months ended September 30, 2009 since the exercise price was above the market price. Stock options to purchase 516,296 shares were not included in the calculation for the dilutive earnings per share for the three and nine months ended September 30, 2008 since the exercise price was above market price.

(9)   COMPREHENSIVE (LOSS) EARNINGS

The Company reports comprehensive income (loss) in accordance with ASC 220. Comprehensive Income or Loss is defined as the change in equity from transactions and events from non-owner sources and includes net earnings or net loss as well as non-owner changes that bypass the statement of operations. The Company’s Other Comprehensive Income or Loss includes foreign currency translation adjustments and the net of tax impact of an interest rate swap and is reported as a separate component of equity. A summary of the Other Comprehensive Income (Loss) for the three and nine month periods ending September 30, 2009 and 2008 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands)
Foreign currency translation adjustment	$(95)	$(1,145)	$937	$(841)
Interest rate swap - gross	(43)	(502)	(233)	(417)
Total excluding tax effect of interest rate swap	(138)	(1,647)	704	(1,258)
Tax effect of interest rate swap	17	201	93	167
Total net of tax	$(121)	$(1,446)	$797	$(1,091)

A summary of the Comprehensive Income (Loss) for the three and nine month periods ending September 30, 2009 and 2008 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands)
Net (loss) earnings attributable to Cobra	$(509)	$142	$(12,027)	$1,933
Foreign currency translation adjustment (no tax effect)	(95)	(1,145)	937	(841)
Interest rate swap and foreign exchange (net of tax)	(26)	(301)	(140)	(250)
Total comprehensive (loss) earnings	$(630)	$(1,304)	$(11,230)	$842

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

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2009	2008
	(In Thousands)
Accrued product warranty costs, beginning of period	$897	$3,440
Warranty provision	1,683	2,908
Warranty expenditures	(1,736)	(5,451)
Accrued product warranty costs, end of period	$844	$897

At September 30, 2009 and December 31, 2008, the Company had outstanding inventory purchase orders with suppliers totaling approximately $17.8 million and $16.6 million, respectively.

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

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2009	2008
	(In Thousands)
Liquidation reserve, beginning of period	$623	$2,695
Liquidation provision	2,142	4,490
Liquidation of models	(1,923)	(6,562)
Liquidation reserve, end of period	$842	$623

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

This reserve will vary depending upon the specific models selected, the estimated NRV for each model and quantities of each model that are determined will be sold below cost from quarter to quarter. A roll-forward of the NRV reserve follows:

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2009	2008
	(In Thousands)
Net realizable reserve, beginning of period	$109	$1,614
NRV provision	289	870
NRV write-offs	(260)	(2,375)
Net realizable reserve, end of period	$138	$109

(12)   INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the enacted tax laws for each applicable tax jurisdiction. Valuation allowances are recorded related to deferred assets based on the “more likely than not” criteria of ASC 740. The Company reviews the need for a valuation allowance on a quarterly basis for each of its tax jurisdictions. When evaluating the recoverability of future tax benefits, the Company considers the historic operating results, projected operating results and available tax planning strategies, if any.

Due to the actual and projected operating results for 2009, the expected continuation of the global recession and the absence of a tax planning strategy to generate a sufficient level of taxable income, management concluded the full realization of the deferred tax assets within a reasonable time horizon does not satisfy the “more likely than not” criteria of ASC 740.  Accordingly, the Company recorded a charge of $9.6 million for a valuation allowance in the second quarter of 2009 to fully offset the net deferred tax asset for its U.S. operation at June 30, 2009. The valuation allowance was increased to $10.5 million at September 30, 2009. The valuation allowance is a non-cash charge that does not preclude the Company from fully realizing these net deferred tax assets in the future.

A recap of the income tax provision (benefit) for the three and nine months ended September 30, 2009 and 2008 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)
Current
U.S.	$(38)	$(125)	$2	$77
Foreign	77	374	(210)	1,955
	39	249	(208)	2,032
Deferred
U.S.	—	287	8,134	5
Foreign	(148)	(251)	19	(1,142)
	(148)	36	8,153	(1,137)
Total provision	$(109)	$285	$7,945	$895

A reconciliation of the deferred tax amounts to the Consolidated Balance Sheet follows:

	September 30,	December 31,
	2009	2008
	(In Thousands)
Future tax benefit - U.S.	$6,452	$6,130
Valuation allowance - U.S.	(6,452)	—
Deferred tax asset, current	—	6,130
Future tax benefit - U.S.	4,091	2,004
Valuation allowance - U.S.	(4,091)	—
Deferred tax asset, non-current	—	2,004
Future tax liability - Foreign	(2,002)	(1,983)
Deferred tax liability, non-current	(2,002)	(1,983)
Net deferred tax (liability) asset	$(2,002)	$6,151

(13) OTHER INCOME (EXPENSE)

The following table shows the components of other income (expense):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)
Interest income	$1	$11	$5	$56
CSV income (loss)	475	(319)	594	(780)
Exchange gain	26	20	277	134
Other - net	(80)	153	(31)	149
	$422	$(135)	$845	$(441)

(14) SUBSEQUENT EVENTS

The Company evaluated its September 30, 2009 financial statements for subsequent events through November 12, 2009, the date the financial statements were issued. Other than the amendment to the Loan Agreement referenced in the following paragraph, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

As of September 30, 2009 the Company failed to be in compliance with certain covenants set forth in the Loan Agreement. On November 2, 2009, the Company and the lenders under the Loan Agreement entered into an amendment to the Loan Agreement. Pursuant to the amendment, which was effective as of October 24, 2009, the lenders waived the covenant violations. Details on the Loan Agreement are discussed in Note 7, Financing Arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary – Third Quarter

Pre-tax loss for the third quarter of 2009 totaled $618,000 compared to the pre-tax income of $427,000 for year ago period. Key factors contributing to the pre-tax loss were:

•                  Net sales declined $5.8 million, or 17.6%, principally due to the adverse economic climate in the United States and Europe. Current sales trends indicate customers are deferring purchases until the fourth quarter and that consumers are shifting purchasing dollars to lower price-point products. Furthermore, the weakness of the pound sterling and euro in relation to the U.S. dollar reduced international sales revenue.

•                  Gross profit decreased by $3.1 million. Gross margin decreased by 5 points to 24.2% due to lower volume, unfavorable sales/margin mix, unfavorable exchange rate movements for the Company’s European businesses and the impact of fixed overhead charges against a lower sales base.

•                  Selling, general and administrative expenses decreased $1.5 million, or 17%, due to management’s effort to reduce spending, lower variable selling costs and the weakness of the pound sterling and euro in relation to the U.S. dollar.

•                  Other income increased by $513,000 mainly due to CSV income.

The combined impact of the foregoing factors was a $1.0 million decrease in income before taxes.

During the second quarter of 2009, management concluded that a deferred tax valuation allowance was required for its U.S. operation. This conclusion was based on the fact that the U.S. operation has sustained cumulative losses over the past three years, is forecasted to have a loss in 2009 because of the recession and has no tax planning strategies available that if implemented would generate taxable income sufficient for the U.S. operation to realize in full its net deferred tax assets within a reasonable time horizon absent a turnaround in the business. The deferred tax valuation allowance was increased by $900,000 in the third quarter to fully offset the net deferred tax asset for its U.S. operation at September 30, 2009. The Company reported a tax benefit of $109,000, primarily attributable to the PPL segment, for the 2009’s third quarter compared to a $285,000 tax expense in the year ago quarter.  The net loss for the three-month period ending September 30, 2009 totaled $509,000, or $0.08 per share, compared to the net income of $142,000, or $0.02 per share, reported for the prior year.

Executive Summary – Nine Months

Pre-tax loss for the first nine months of 2009 totaled $4.1 million compared to the pre-tax income of $2.8 million in the year ago period. Key factors contributing to the pre-tax loss were:

•                  Net sales declined $24 million, or 24.8%, principally because of the adverse economic climate in the United States and Europe. Current sales trends indicate customers are deferring purchases until the fourth quarter and that customers are shifting purchasing dollars to lower price-point products. The weakness of the pound sterling and euro in relation to the U.S. dollar reduced international sales revenue.

•                  Gross profit decreased by $12.1 million. Gross margin decreased by 6.5 points to 24.7% due to lower volume, unfavorable sales/margin mix unfavorable exchange rate movements for the Company’s European businesses and the impact of fixed overhead charges against a lower sales base.

•                  Selling, general and administrative expenses decreased $3.8 million, or 14.5%, due to management’s effort to reduce spending, lower variable selling costs and the weakness of the pound sterling and euro in relation to the U.S. dollar.

•                  Other income increased by $1.4 million mainly due to CSV income.

The combined impact of the foregoing factors was a $6.9 million decrease in income before taxes.

During the second quarter of 2009, management concluded a deferred tax valuation allowance was required for its U.S. operation. This conclusion was based on the fact that the U.S. operation has sustained cumulative losses over the past three years, is forecasted to have a loss in 2009 because of the recession and has no tax planning strategies available that if implemented would generate taxable income sufficient for the U.S. operation to realize in full its net deferred tax assets within a reasonable time horizon absent a turnaround in the business. Accordingly, the Company recorded a charge of $9.6 million for a valuation allowance in the second quarter of 2009 and an additional valuation allowance of $900,000 was recorded in the third quarter to fully offset the net deferred tax asset for its U.S. operation at September 30, 2009. With the $10.5 million valuation allowance, the Company reported a tax provision of $7.9 million for the first nine months of 2009 compared to the $895,000 provision with effective rate of 31.5% for the year ago period.  Until the “more likely than not” criteria of ASC 740 can be met, the Company will not report a U.S. tax benefit for any future pre-tax losses or a U.S. tax provision for any future pre-tax income. This does not affect tax reporting for CEEL and PPL as each of these is in a separate, non-U.S. tax jurisdiction. Management currently believes that net deferred tax asset will be realized in the future when the Company’s operations return to profitability. The net loss for the nine-month period ending September 30, 2009 totaled $12 million or $1.86 per share, compared to the net income of $1.9 million or $.30 per share, reported for the prior year’s period.

Outlook

Due to the global economic downturn and the preference of retail and distribution customers to defer third quarter purchases to the fourth quarter, the Company did not satisfy the financial covenants for the third quarter of 2009. On November 2, 2009, the Company and the lenders under the Loan Agreement entered into an amendment to the Loan Agreement. Pursuant to the amendment, which was effective as of October 24, 2009, the lenders waived the covenant violations. The Company believes that it has a sufficient credit line to operate its business.  The Company anticipates improved performance in the fourth quarter for both its Cobra and PPL segments. The Company will continue to address opportunities to contain expenses in light of reduced consumer spending.

A failure to comply, absent a waiver from lenders, with the covenants contained in the Loan Agreement in future periods could result in any outstanding indebtedness under the Loan Agreement becoming immediately due and payable and in the inability to borrow additional funds under the Loan Agreement. Based on the Company’s outlook for the fourth quarter, management believes the Company will be able to maintain compliance with the covenants contained in the Loan Agreement for the fourth quarter.

The Company announced in late October 2009 that it executed an agreement with a major manufacturer of mobile phones and mobile navigation products to include the Company’s proprietary AURATM database in its North American and European navigation products, which will be released early next year.  The Company considers this as a significant step in its plan to make the AURA database the preeminent provider of photo-enforcement alerts globally and expects the agreement to contribute to revenues and earnings in the second half of 2010.

EBITDA

The following table shows the reconciliation of net earnings (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In Thousands)
	2009	2008	2009	2008
Net (loss) earnings	$(509)	$142	$(12,027)	$1,933
Depreciation/amortization	973	1,130	2,947	4,535
Interest expense	275	231	615	775
Income tax provision	(109)	285	7,945	895
EBITDA	630	1,788	(520)	8,138
Stock option expense	56	65	173	194
CSV (income) loss	(475)	319	(594)	780
Non-controlling interest	—	—	2	14
Other non-cash items	233	(217)	121	(273)
Adjusted EBITDA	$444	$1,955	$(818)	$8,853

EBITDA represents earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA plus the applicable adjustments required to agree with the EBITDA measurement for compliance with the financial covenants of the Company’s lenders. The EBITDA adjustments typically include stock option compensation, CSV income/loss, non-controlling interest, deferred revenue and foreign exchange gain/loss. The Company believes EBITDA is a useful performance indicator and is frequently used by management, securities analysts and investors to judge operating performance between time periods and among other companies. The Company uses Adjusted EBITDA to assess operating performance and measure compliance with financial covenants. EBITDA and Adjusted EBITDA are non-GAAP performance indicators that should be used in conjunction with GAAP performance measurements such as net sales, operating profit and net income to evaluate the Company’s operating performance. EBITDA and Adjusted EBITDA are not alternatives to net income or cash flow from operations determined in accordance with GAAP. Furthermore, EBITDA and Adjusted EBITDA may not be comparable to the calculation of similar titled measures reported by other companies.

Third Quarter 2009 Compared to Third Quarter 2008

The following table contains sales and pre-tax (loss) profit after eliminating intercompany accounts by business segment for the quarter ending September 30, 2009 and 2008:

	2009		2008		2009 vs. 2008 Increase (Decrease)
	(In Thousands)
	Net	Pre-tax	Net	Pre-tax	Net	Pre-tax
Business Segment	Sales	(Loss)	Sales	Profit	Sales	Profit (Loss)
Cobra	$24,556	$(367)	$30,778	$258	$(6,222)	$(625)
PPL	2,849	(251)	2,464	169	385	(420)
Total Company	$27,405	$(618)	$33,242	$427	$(5,837)	$(1,045)

Cobra Business Segment

Cobra net sales decreased $6.2 million, or 20.2%, in the third quarter of 2009 to $24.6 million compared to $30.8 million in the third quarter of 2008 as a result of declines in both domestic and international sales, which declined 12.5% and 50.9%, respectively. Domestically, sales were adversely affected by the economic conditions that resulted in reduced store traffic, reduced consumer spending for discretionary items and the consumer preference for lower price-point items. Furthermore, key retail and distribution customers deferred third quarter purchases to the fourth quarter. Much of the decline in domestic sales was due to lower sales of detection and Citizens Band radios, which declined 28.6%, and 31.0%, respectively. The decline in detection sales was due in part to a store-count reduction by a major retailer and the bankruptcy and liquidation in 2008 of Circuit City, which accounted for more than 3.0% of radar detection sales in the third quarter of last year. The decline in Citizens Band radios reflected the recession’s negative impact on freight traffic, which fell markedly resulting in a reduction in the disposable income of professional drivers and directly impacting sales of Citizens Band radios, especially those at higher price points. Partially offsetting these declines were strong sales of the new mobile navigation product for the professional driver and a 20.6% increase in two-way radio sales because of an exclusive supply agreement with a major retailer. International sales, mainly two-way radio and detection sales to Canada and Europe, were down due to depressed local economic conditions in these markets. The decrease in European sales was offset in part by sales to a new distributor in Russia as the Company continued to expand its distribution network throughout Europe.

Gross profit decreased $2.5 million to $5.9 million for the third quarter of 2009. Gross margin for the third quarter decreased to 23.9% compared to the 27.3% reported for the year ago quarter. The lower gross profit and margin resulted from lower sales volume and product mix, including the recession-induced consumer preference for purchases of lower price-point items, which negatively affected the margin on Citizens Band radios as average selling prices dropped almost 5% for models sold primarily to the professional driver compared to the prior year’s quarter. Gross margin was also negatively impacted by a weaker euro compared to the year ago period.

Selling, general and administrative expenses declined $1.3 million, or 16.6%, to $6.3 million in the third quarter of 2009 from $7.6 million in the third quarter of 2008. Variable selling costs decreased $876,000 primarily due to lower sales. Lower fixed selling and administrative expenses made up the remainder of the decline in part due to cost savings measures implemented by management, including headcount reductions and lower professional fees, which were partially offset by $89,000 of severance expense.

Interest expense increased by $44,000 to $275,000 in the third quarter of 2009 due to the higher level of debt outstanding for the three-month period. Other income was $357,000 for the third quarter of 2009 compared to other expense $328,000 in the prior year’s quarter. This favorable swing was due primarily to $475,000 of CSV income for 2009 compared to $319,000 of CSV expense for 2008. The CSV of life insurance policies is affected by the market value of the underlying investments and adverse market conditions may result in a non-cash expense.

As a result of the above, the Cobra segment had a pre-tax loss of $367,000 in the third quarter of 2009 compared to pre-tax income of $258,000 in the third quarter of 2008.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales increased $385,000, or 15.6%, to $2.8 million in the third quarter of 2009 compared to $2.5 million reported for the year ago quarter.  The sales increase was achieved despite a weaker pound sterling that decreased revenue by 16%. On a local currency basis, PPL’s sales for the third quarter of 2009 increased 33.6% from the same period in 2008. Most of the revenue increase from 2008 was due to the demand for PPL’s truck and RV navigation products. Sales of these truck and RV navigation products were limited by the availability of inventory as backordered sales of the truck and RV navigation products at September 30, 2009 totaled $656,000. Management expects that the inventory shortfall for the truck and RV navigation products will be resolved in the fourth quarter of 2009.

Gross profit was $754,000 in the third quarter of 2009 compared to $1.3 million in the prior year’s quarter, while gross margin decreased to 26.5% in 2009 from 52.8% in 2008. The gross margin decrease was due to product and geographic mix (with more sales with lower margins outside the U.K.), a 4 point margin decrease because of revenue deferred for products that included free AURATM database subscriptions, a 3 point margin decrease due to an inventory write down in 2009, and the favorable impact on 2008’s cost of sales due to the weaker pound sterling as inventory purchases are based in U.S. dollars.

Selling, general and administrative expenses were $255,000, or 19.2%, lower than the third quarter of 2008 and due mainly to the effect of the weaker pound sterling and a 7% spending reduction. As a percentage of net sales, selling, general and administrative expenses decreased to 37.6% in 2009 from 53.8% in 2008 due to the combined effect of higher sales and lower spending in 2009 as compared to 2008.

PPL had other income of $65,000 in the third quarter of 2009 compared to other income of $193,000 in the prior year’s quarter. The decrease was mainly due to non-recurring miscellaneous income recorded in 2008.

As a result of the above, the PPL segment had pre-tax loss of $251,000 for the third quarter of 2009 compared to $169,000 of pre-tax income for the third quarter of 2008.

Nine Months 2009 Compared to Nine Months 2008

The following table contains sales and pre-tax (loss) profit after eliminating intercompany accounts by business segment for the nine months ending September 30, 2009 and 2008:

					2009 vs. 2008
	2009		2008		Increase (Decrease)
	(In Thousands)
	Net	Pre-tax	Net	Pre-tax	Net	Pre-tax
Business Segment	Sales	(Loss)	Sales	Profit	Sales	Profit (Loss)
Cobra	$65,170	$(3,861)	$84,286	$63	$(19,116)	$(3,924)
PPL	7,291	(219)	12,132	2,779	(4,841)	(2,998)
Total Company	$72,461	$(4,080)	$96,418	$2,842	$(23,957)	$(6,922)

Cobra Business Segment

Cobra net sales decreased $19.1 million, or 22.7%, in the first nine months of 2009 to $65.2 million compared to $84.3 million in the comparable period of 2008. Sales were adversely affected by the economic conditions that resulted in reduced store traffic, reduced consumer spending for discretionary items and the consumer preference for lower price-point items. Furthermore, the Company’s retail and distribution customers deferred third quarter purchases to the fourth quarter. Much of the decline was due to lower domestic sales, with sales of Citizens Band radios and detection declining 32.9% and 26.2%, respectively. The decline in Citizens Band radios reflected the recession’s negative impact on freight traffic, which fell markedly resulting in a reduction in the disposable income of professional drivers and directly impacting sales of Citizens Band radios, especially those at higher price points. The decline in detection sales was due in part to a store-count reduction by a major retailer and the bankruptcy and liquidation of Circuit City in 2008. Partially offsetting these declines were strong sales of the new mobile navigation product for the professional driver. International sales, mainly two-way radios and detection products to Canada and Europe, were down 39% due to the adverse economic conditions in these markets as well as 10.2% weakening of the euro in the first nine months of 2009 compared to the prior year’s period.

Gross profit decreased $8.2 million for the first nine months of 2009 from the year ago period to $15.4 million while gross margin for 2009 decreased to 23.7% from the 28.0% for 2008. The decline in gross margin was mainly due to sales mix as consumers focused their discretionary spending on purchases of lower price point, lower margin products, which particularly affected Citizens Band radio and detection gross margins as average selling prices in these categories dropped 7.1% and 6.1%, respectively. Also, negatively impacting gross margin was the effects of fixed overhead expenses on the reduced sales base and the weaker euro.

Selling, general and administrative expenses declined $2.8 million, or 12.7%, to $19.2 million in the first nine months of 2009 from $22.0 million for the prior year period. $1.8 million of the decline was due to decreased variable selling costs primarily because of the sales decrease. The remainder of the decline was due to lower fixed selling, general and administrative expenses as a result of lower professional fees and cost savings measures implemented by management, including headcount reductions. Severance expense of $238,000 in part offset these declines.

Interest expense decreased $160,000 in the first nine months of 2009 compared to the prior year due to a lower average interest rate in 2009 compared to 2008. Other expense decreased $1.3 million due to $594,000 of CSV income in the current period compared to CSV expense of $780,000 in the prior year period. The CSV of life insurance policies is affected by the market value of the underlying investments and adverse market conditions may result in a non-cash expense.

As a result of the above, the Cobra segment reported a pre-tax loss of $3.9 million for the nine-month period ending September 30, 2009 compared to a pre-tax profit of $63,000 reported for the year ago period.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales decreased by $4.8 million, or 39.9%, to $7.3 million in the first nine months of 2009 from $12.1 million for the year ago period. This decrease was due to the severe recession, particularly in the United Kingdom as well as elsewhere in Europe. Also, the weaker pound sterling, which fell 20.8% versus the U.S. dollar compared to the prior year’s period, reduced the current year’s net sales when compared to 2008 by 15%. The decreased sales volume from 2008 was mainly due to mass consumer navigation products, download fees and the absence of the database sales for smartphone use in 2009. Third quarter sales of the truck and RV navigation products offset some of the decline from the prior year although, as noted above, these sales were limited by the availability of inventory, as demand exceeded supply. Backordered sales of the truck and RV navigation products at September 30, 2009 approximated $656,000 with the inventory shortfall for these products expected to be resolved in the fourth quarter.

Gross profit decreased $4.0 million to $2.5 million in the first nine months of 2009 from the $6.5 million for the same period in 2008 and gross margin decreased to 34.0% from 53.3%. Reduced sales volume, an unfavorable sales mix and the impact of the weaker pound sterling were the main contributors to the lower gross margin. The unfavorable sales mix reflected the absence of similar high-margin database sales for smartphone use made in 2008, sales in 2009 of older, low margin GPS models and more sales of products outside the U.K., which have lower gross margins because the products include subscription free access to the AURA database. Gross margin was also reduced because of fixed transaction-based amortization of intangible assets over lower sales volume and the favorable impact on 2008’s cost of sales due to the weaker pound sterling as inventory purchases are based in U.S. dollars.

Selling, general and administrative expenses for the nine months ending September 30, 2009 were $988,000, or 24.6% lower than the prior year and mainly reflected the impact of a weaker pound sterling. On a local currency basis, spending in 2009 was down 5% from 2008. As a percentage of net sales, selling, general and administrative expenses increased to 41.6% in 2009 from 33.1% in 2008 due to the lower level of sales in 2009 as compared to 2008.

As a result of the above, the PPL segment had a loss before income taxes of $219,000 for the first nine months of 2009 compared to $2.8 million pre-tax income for the year ago period.

LIQUIDITY AND CAPITAL RESOURCES

On August 13, 2009, the Company entered into an amendment to the Loan Agreement (the “Loan Agreement Amendment”). Pursuant to the Loan Agreement Amendment, the lenders waived the failure of the Company to comply as of June 30, 2009 with the financial covenants set forth in the Loan Agreement relating to Total Debt to EBITDA Ratio (as defined in the Loan Agreement) and Fixed Charge Coverage Ratio (as defined in the Loan Agreement). In addition, the Loan Agreement Amendment decreased the maximum principal amount available to be borrowed by the Company pursuant to the revolving credit facility under the Loan Agreement from $40 million to $28 million. The Company paid an amendment fee of $159,150, as well as certain fees and expenses, in connection with the execution of the Loan Agreement Amendment.

The Loan Agreement Amendment also amended the covenants set forth in the Loan Agreement to provide for the following financial covenants:

•                  minimum fixed charge coverage at revised levels from those contained in the Loan Agreement

•                  minimum cumulative EBITDA

•                  minimum tangible net worth

Due to the continued impact of the global economic downturn and the preference of retail and distribution customers to defer third quarter purchases to the fourth quarter, the Company did not satisfy the financial covenants under the Loan Agreement for the third quarter of 2009. On November 2, 2009, the Company and the lenders under the Loan Agreement entered into an amendment to the Loan Agreement. Pursuant to the amendment, which was effective as of October 24, 2009, the lenders waived the covenant violations. The Company paid an amendment fee of $50,000, as well as certain fees and expenses of the lenders, in connection with execution of the amendment. The Company believes that it has a sufficient credit line to operate its business.

As amended, the Loan Agreement requires lockbox agreements, which provide for all Company receipts to be swept daily to reduce borrowings outstanding under the revolving credit facility. These agreements, combined with the existence of a material adverse change (“MAC”) clause in the Loan Agreement, result in the Revolving Credit Facility being classified as a current liability, per guidance ASC 470, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of its revolving credit facility, which has a final expiration date of October 19, 2011. The MAC clause, which is a common requirement in commercial credit agreements, allows the lender to require the loan to become due if there has been a material adverse change in the Company’s financial condition, operations or other status. The classification of the revolving credit facility as a current liability results only because of the combination of the lockbox agreements and the MAC clause.

Interest on amounts borrowed under the Loan Agreement is based on the prime rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined based on the Total Debt to EBITDA Ratio for the prior four quarters, with the further requirement that qualifying for a reduction from the currently stipulated applicable margin requires that the Company achieve the designated Total Debt to EBITDA ratio for two consecutive quarters. The applicable margin based on the Total Debt to EBITDA Ratio of the Company as of September 30, 2009 was 2.0% for prime rate loans and 4.5% for LIBOR loans. Availability under the revolving credit facility is calculated based on a borrowing base formula that includes 75% of eligible accounts receivable, the lesser of 60% of lower of cost or market value of eligible inventory or 85% of the appraised orderly liquidation value of eligible inventory, and 60% of commercial letters of credit issued for the purchase of inventory, subject to certain limitations and to reserves established at the lenders’ discretion including but not limited to an availability reserve of $2.5 million through September 30, 2009 and $3.0 million thereafter. The Loan Agreement requires an inventory appraisal, when deemed necessary by the lender, the results of which could lead to a reduction in the availability based on inventory. The inventory appraisal conducted as of June 30, 2009 did not affect credit availability. The revolving credit facility continues to be subject to an unused line fee of 0.5% and the term loan under the Loan Agreement is subject to quarterly principal payments by the Company of $310,000 for the quarter ending September 30, 2009 and $440,000 for each quarter thereafter through September 30, 2011. The term of the Loan Agreement continues to extend until October 19, 2011. Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company except for equity interests in the non-U.S. subsidiaries.

At September 30, 2009, the Company had interest bearing debt outstanding of $21.9 million, consisting of the $3.5 million term loan and $18.4 million in the revolver. As of September 30, 2009, availability was approximately $3.9 million under the revolving credit line, based on the borrowing base formula in effect at that time.

For the nine months ended September 30, 2009, net cash flows used by operating activities were $3.3 million. Significant net cash inflows from operations and non-cash add-backs included the non-cash depreciation and amortization of $2.9 million, the non-cash valuation allowance of $10.5 million, an increase in accounts payable of $3.1 million. The increase in accounts payable was mainly due to higher inventory levels and additions to prepaid and other current assets. More than offsetting these inflows was the net loss of $12.0 million, an increase in inventory of $2.5 million, an increase in accounts receivable of $1.9 million, a decrease in accrued liabilities of $556,000, and an increase in the net deferred income tax asset of $2.4 million. The increase in inventory was due to lower sales of higher price-point products, particularly in the Citizens Band radio and detection lines, because of the recession-induced shift of consumer preference to lower price-point items.  The increase in accounts receivable resulted from higher sales in the current month compared to December 2008 sales. The deferred tax asset increase was due to the current year tax benefit while the decrease in accrued liabilities was because of lower accruals for variable program selling expenses (reflecting both lower nine-month sales for 2009 compared to the prior year’s period and the timing of payments) and payment of year-end payroll bonuses. Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2009 to fund its working capital needs.

Net cash used in investing activities amounted to $1.6 million in the first nine months of 2009. $607,000 was due to an increase in intangible assets and $739,000 was used for capital expenditures, primarily tooling, building improvements and office equipment.

Net cash provided by financing activities in the first nine months of 2009 totaled $4.2 million due to increased debt. The Company decided not to pay a dividend in 2009. The cash used in 2009 for financing activities will most likely be limited to debt reduction.

A failure to comply, absent a waiver from lenders, with the covenants contained in the Loan Agreement in future periods could result in any outstanding indebtedness under the Loan Agreement becoming immediately due and payable and in the inability to borrow additional funds under the Loan Agreement. The Company believes that for the foreseeable future, it will be able to continue to fund its operations and seasonal working capital requirements with cash generated from operations and borrowings under the Loan Agreement or similar future credit agreement.

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

As of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of September 30, 2009.

There has been no change in the Company’s internal control over financial reporting that occurred during the first nine months of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3. Defaults Upon Senior Securities

As of September 30, 2009, the Company failed to comply with certain financial covenants set forth in the Loan Agreement. On November 2, 2009, the Company and the lenders under the Loan Agreement entered into an amendment to the Loan Agreement. Pursuant to the amendment, which was effective as of October 24, 2009, the lenders waived the covenant violations.

Item 6. Exhibits

a)  Exhibit 10.1 Third Amendment to Loan and Security Agreement and Waiver, effective as of October 24, 2009 among Cobra Electronics Corporation, The PrivateBank and Trust Company as lender and administrative agent for itself and other lenders and RBS Citizens, N.A., as lender - filed as Exhibit 10.1 to the Current Report on Form 8-K of Cobra Electronics Corporation filed on November 6, 2009 and incorporated herein by reference.

b)  Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

c)  Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

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

Michael Smith
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: November 12, 2009

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

10.1

Exhibit 10.1 Third Amendment to Loan and Security Agreement and Waiver, effective as of October 24, 2009 among Cobra Electronics Corporation, The PrivateBank and Trust Company as lender and administrative agent for itself and other lenders and RBS Citizens, N.A., as lender - filed as Exhibit 10.1 to the Current Report on Form 8-K of Cobra Electronics Corporation filed on November 6, 2009 and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.