Form 10-K
period 2009-12-31
COBRA ELECTRONICS CORP
filed 2010-03-15
CIK 30828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Registrant's telephone number, including area code: (773) 889-8870

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2009, was $7,765,536.

The number of shares of Registrant's Common Stock outstanding as of March 5, 2010 was 6,471,280.

Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 11, 2010, are incorporated by reference into Part III of this Report.

PART I

Item 1.    Business

General

Cobra Electronics Corporation (the "Company"), incorporated in Delaware in 1961, is traded on The NASDAQ Stock Market under the symbol "COBR". The Company is a leading designer and marketer of two-way mobile communications and mobile navigation products in the United States, Canada and Europe, holding the number one or strong number two position in each of its longstanding product lines and targeting a similar position for marine VHF radios, photo-enforcement detection and mobile navigation for professional drivers. The Company has a 48-year track record of innovation and the development of award-winning products and is an industry leader in developing technology applications that serve consumers' needs. Management believes that the Company's future success depends upon its ability to predict and respond in a timely and effective manner to changes in the markets it serves. Product performance, reliability, price, availability and service are the main competitive factors. The Company's sales are dependent upon timely introduction of new products, which incorporate new features desired by consumers, at competitive prices. Cobra® is a leading brand in Citizens Band radios, radar detectors, speed camera detection and two-way radios.

In late 2006, the Company acquired Performance Products Limited ("PPL"), a UK-based designer and marketer of mobile navigation and photo-enforcement detection products, primarily marketed under the Snooper® brand. PPL also developed and markets the AURA™ database (formerly known as the Enigma database) of photo-enforcement locations in the UK and elsewhere in Europe, providing drivers equipped with Snooper mobile navigation and detection devices with advance warning of speed cameras and hazardous conditions. The AURA database has since been expanded to include North America and provides warnings of photo-enforcement locations and other road hazards to users of certain Cobra products. The Company has established PPL as a reporting segment for financial reporting purposes.

The Company is well known for innovation and its responsiveness to consumer needs in each of the following product lines:

•
Two-way radios

•
Radar detection

•
Citizens Band radios

•
Power inverters and jumpstarters

•
Marine electronics

•
Photo-enforcement and safety detection

•
Mobile navigation for professional drivers

Recent Developments

Innovation remains the hallmark of the Company's success, as demonstrated by just a few of its recent product introductions and other recent developments. The Company expects to continue attracting new customers with innovative product extensions and new product categories. New detection products for 2010 include a radar detector with GPS-enabled photo-enforcement alerts that will retail for a price-point under $200 and the first radar detector with a touch-screen. All two-way radios offered in 2010 are RoHS compliant (lead-free), feature smaller, environmentally friendly packaging — 50% less plastic and 10% smaller packaging footprint — and longer ranges. The marine product line for 2010 includes two floating handheld VHF radios.

The Company's 2010 product line will include the following new products:

  Cobra Segment

•
XRS 9550G/9965/9970G — radar detection

•
MR HH330 FLT/475 FLT BT — marine radios

•
CXT 125/225/425 — two-way radios

•
CXR 725/825/925 — two-way radios

  PPL Segment

•
MY-SPEED/MY-SPEED AURA — speed limit alerts

•
S1000/6000 Truckmate™ — satellite navigation

•
Snooper Pantera — GPS speed camera detector

 Sales & Distribution

Demand for consumer electronics products is somewhat seasonal and varies according to channel of distribution. Historically, sales in the last half of the year are significantly greater than in the first half, reflecting increasing purchases by retailers for various promotional activities that begin mainly in the third quarter and culminate with the holiday selling season. Also, because mass retail accounts make up an increasing portion of the Company's business, orders in the fourth quarter are generally stronger than orders in the third quarter.

Suppliers

One of the Company's fundamental strengths is its product sourcing ability. Substantially all of the Company's products are manufactured to its specifications and engineering designs by a number of suppliers, primarily in China, Hong Kong and South Korea. The Company maintains control over the design and production quality of its products through its wholly-owned subsidiary in Hong Kong, which seeks out new suppliers, monitors technological changes, performs source inspection of key suppliers, provides selected engineering services and expedites shipments from suppliers.

Over a period of years, the Company has developed a network of suppliers for its products. To maintain flexibility in product sourcing, all of the Company's contracts with its suppliers can be terminated by the Company "at will". While it is the Company's goal to maintain strong relationships with its current suppliers, management believes that, if necessary, alternate suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company's business depends upon the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, under certain limited circumstances, reimburse the Company for lost profits resulting from a supplier's inability to fulfill its commitments to the Company. The Company historically has negotiated substantially all of its purchases in U.S. dollars and, in the case of PPL, frequently uses forward contracts to purchase dollars at a fixed exchange rate to the British pound sterling. The Company considers opportunities to make purchases in other currencies, such as the euro, to the extent that doing so would be advantageous in light of currency fluctuations involving the U.S. dollar and other currencies. Research and product development expenditures, as well as non-capitalized engineering costs, are expensed as incurred and amounted to $1.8 million in 2009, $2.2 million in 2008 and $2.2 million in 2007.

Patents and Intellectual Property

Patents and other intellectual property can be important marketing and merchandising tools across a broad range of products, but particularly for the Company's newer products such as the AURA and Bluetooth® products. Whenever the Company develops a unique technology, patents are applied for to preserve exclusivity.

The Company's two-way radios, detectors, Citizens Band radios, HighGear™ accessories, GPS receivers, marine products and mobile navigation devices are marketed globally under the Cobra brand name. The Cobra trademark is registered in the United States, most European countries as well as other jurisdictions. The Company believes the Cobra trademark, which is indefinitely renewable, is a significant factor in the successful marketing of its products.

Personal navigation devices, GPS locators and other products designed and marketed by PPL are marketed in the United Kingdom and Europe under the Snooper brand name. The Snooper trademark is registered in the United Kingdom and Europe and is a significant factor to successful marketing of PPL products in the United Kingdom and Europe.

Competition

Major competitors in the Cobra business segment are Motorola and Midland (two-way radios); Whistler and Escort/Beltronics (detection); Uniden and Midland (Citizens Band radios); Icom, Uniden and Standard Radio (marine products); and Garmin and Rand McNally (mobile navigation for professional drivers).

Competitors in the PPL segment include Garmin, Tom Tom and Navman for personal navigation devices, and Coyote and Road Angel for GPS products.

Employees

As of December 31, 2009, the Company employed 111 persons in the U.S. and 39 persons in its international operations. None of the Company's employees are a member of a union. During 2009, the Company reduced its U.S. and international workforce and eliminated 24 positions.

Information by Segment and Geographic Area

The consolidated entity consists of Cobra Electronics Corporation and its subsidiaries in Hong Kong, Ireland and United Kingdom. The Company segregates and reports its operating results into the Cobra Consumer Electronics ("Cobra") business segment, which sells under the COBRA brand name, and Performance Products Limited ("PPL") business segment, which sells under the SNOOPER brand name. The Cobra segment is comprised of Cobra Electronics Corporation, Cobra Electronics (HK) Limited ("CHK") and Cobra Electronics Europe Limited ("CEEL").

Long–lived assets located outside of the United States totaled $8.0 million and $8.1 million at December 31, 2009 and 2008, respectively. International sales, primarily in Canada and Europe (including those of PPL), were $25.5 million, $35.1 million and $34.5 million in 2009, 2008 and 2007, respectively. For additional financial information about business segment and geographic areas, see Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Cobra Segment

Principal products marketed under the Cobra tradename include:

•
Two-way radios

•
Radar detectors

•
Citizens Band radios

•
Power Inverters and jumpstarters

•
Marine radios

•
Mobile navigation for professional drivers

•
AURA photo-enforcement database

In the United States, Cobra competes primarily with various manufacturers and distributors of consumer electronics products, principally on the basis of product features and price, and expects the market for its products to remain highly competitive. Cobra also markets its products in over 70 countries through distributors.

Cobra's products are distributed through a strong, well-established network of nearly 300 retailers and distributors located primarily in the United States, representing nearly 40,000 storefronts where Cobra products can be purchased. Approximately 60 percent of the Company's sales are made directly to retailers, such as mass marketers, consumer electronics specialty stores, large department store chains, warehouse clubs, television home-shopping and internet retailers, direct-response merchandisers, home centers and specialty stores. Most of the remaining sales are through two-step wholesale distributors that carry Cobra products to fill orders for travel centers, truck stops, small department stores and appliance dealers, duty-free shops on cruise lines and for export. Cobra's primary sales force is composed of independent sales representatives who work on a straight commission basis. The sales representatives do not sell competing products of other companies. In both Canada and Europe, as well as elsewhere throughout the world, the Company utilizes distributors, which sell primarily to retailers. Cobra's return policies and payment terms are similar to those of other companies serving the consumer electronics market. Cobra products generally must be shipped within a short time after an order is received and, as a result, order backlog is not significant.

Customers that exceeded 10 percent of consolidated net sales in any one year are as follows: in 2009, sales to Wal-Mart were 15.4 percent, in 2008, sales to Wal-Mart were 11.2 percent and in 2007, sales to Wal-Mart were 14.7 percent.

  Two-Way Radios

In 1997, Cobra entered the two-way radio market and in the fall of 1998 began selling its new microTALK® line. In 1999, the Company launched its European line of microTALK PMR radios in the United Kingdom, France, Spain, Germany, Sweden and Finland, and now holds a leading share in the European market. The Company began selling its microTALK FRS radios to the Canadian market in 2000 and introduced GMRS radios in 2004 and currently holds the number one share in this market. Cobra has attained a leading market position in the domestic GMRS two-way radio market. Lithium ion battery models were introduced in 2008. Although this market has matured and continued category sales declines are expected, the Company expects to maintain a leading market position.

The 2009 product line included smaller eco-friendly packaging and all lead-free products, in accordance with RoHS standards. The restyled CXR models (CXR 700/800/900) for 2009 are ultra compact and contain high capacity lithium ion batteries to support longer range. In addition, a camouflage model, the CXR 920, was introduced in 2009, with the same features as the other CXR models.

The product line for 2010 offers four conventional battery units (CXT 105/125/225/425) and four lithium ion units (CXR 725/825/920/925). All products feature smaller and environmentally friendly packaging, longer ranges (except for the CXR 920) and ultra-clear, high performance reception. In addition, the CXR 725/825/920/925 include the patented VibrAlert® technology while the CXR 725/825/925 include the Rewind-Say-Again™ feature. Beginning in 2010, the clamshell packaging design will be replaced by a paperboard package, reducing plastic use by 50 percent and the overall packaging footprint by 10 percent.

  Detection

Cobra is the number one brand in the domestic market for integrated radar/laser detectors. Cobra commands the number one market share by offering innovative products with the latest technology. The Company has been a leader in applying laser detection technology, including introducing the industry's first laser-signal detector and the industry's first integrated radar/laser detector with 360 degree laser detection capability. The Company was also the first to introduce to the retail channel "intelligent" detection systems capable of alerting drivers with a differentiated signal for each of the frequencies emitted by the Company's patented, FCC-approved Safety Alert® transmitter. The Company's Safety Alert Traffic Warning System is designed to help drivers avoid potentially serious accidents with police, fire, EMS and public utility vehicles. Over the years Cobra introduced digital radar detectors with the industry's first color LED displays, improved detection range and a strong advance warning and an industry leading 15 bands. Wireless remote controlled radar/laser detectors (XRS R7 and XRS R9G) with an optional GPS locator (standard with the R9G model) to detect red light and speed camera locations were introduced in 2007. A 1.5 inch color display was featured on the XRS 9950 introduced in 2008.

The 2009 detection products featured the following innovations: IntelliMute Pro™, IntelliScope, IntelliView™, 8 point electronic compass, 15-Band™ technology, frequency display mode and 1.5 inch full color OLED display. IntelliMute Pro provides radar-detector-detector (RDD) immunity, Intelliscope provides a detailed location of photo enforcement cameras, and IntelliView simultaneously provides locations of photo enforcement cameras and radar/laser detection warnings.

The new detection products for 2010 are the XRS 9550G, XRS 9965 and XRS 9970G. The XRS 9550G is the first radar detector with GPS-enabled photo-enforcement detection that will retail for under $200 and includes free lifetime updates to the AURA™ database, while the XRS 9965 is the first touch screen radar detector and the XRS 9970G is a touch screen radar detector with free lifetime updates to the AURA database. The 2010 detection products will feature the following innovations: full color 1.5 inch touchscreen OLED display, 15-Band technology, battery voltage meter, Voice-Alert™, IntelliShield™, Intelliview, Intelliview Pro™, Intellimute Pro, 8 point GPS compass and AURA database.

  Citizens Band Radios

Cobra is the leading brand in the domestic Citizens Band radio market. Most of this market is for mobile Citizens Band radios purchased primarily by professional truck drivers. The remaining part of the domestic market is for hand-held Citizens Band radios used for sport and recreational activities. Cobra has a history of being the technology leader in the Citizens Band radio market. The Company was the first Citizens Band radio marketer to combine a National Weather Service receiver with a mobile Citizens Band radio, enabling motorists to obtain weather and travel information broadcasts. As a major enhancement of this feature, the Company introduced a mobile Citizens Band radio that incorporated an automatic alert feature to warn of National Weather Service emergency advisories. In 1997, the Company introduced SoundTracker® technology, which dramatically improved the sound quality when the Citizens Band radio is in receiving mode and allows the user's voice to break through cluttered airwaves and be more easily heard when transmitting. A new line of Citizens Band radios featuring an adjustable illuminated front panel — NightWatch™ technology — was introduced in 1999. The patent pending 29 LTD BT, introduced in 2008, is the first Citizens Band radio to offer Bluetooth wireless technology to allow hands free cell phone conversations, providing drivers with yet another way to communicate safely and easily.

Cobra looks for opportunities to introduce limited edition Citizens Band radios that are intended to drive incremental sales. Historically, Cobra has licensed Harley-Davidson®, Dale Earnhardt® and Dale Earnhardt Jr.® trademarks for this purpose. In 2007, Cobra offered a limited edition chrome model and followed up with a black-chrome limited edition model in 2008. The Cobra Army Strong® model (29 LTD Army) was introduced in 2009.

  Power Inverters and Jumpstarters

In 1997, the Company introduced its first line of power inverters, which permit users to power devices requiring 120-volt AC power, such as computers, video games and appliances, using the 12-volt outlet in a vehicle. Cobra's broad range of products extends from low power 130 watt requirements to applications that draw as much as 2,500 watts. For example, the CPI 150 micro size inverter includes a USB port for an iPod®, Blackberry®, mobile phones, laptops and many more USB devices and is available for sale at most major airports in the United States. USB output is offered on all models.

The 2009 product line added two high power inverters, the CPI 480 and CPI 880. All inverter models offered provide Pentagon™ protection, which includes reverse polarity, low voltage, over voltage, temperature and low voltage alarm.

In 2009, Cobra introduced four jumpstarter models (CJS 50, CJI 150, CJIC 250 and CJIC 350). These products offer consumers a safe and convenient means to start their vehicle if the battery is low, and each model will hold a charge while stored in the vehicle for up to three months. The jumpstarter models offer the following features: 12V DC output, 120V AC outlet, LED worklight, USB power port and safety switch. Additionally, the CJIC 250 and 350 models include an air compressor and gauge and can be used to inflate a flat tire.

  Marine Products

Cobra introduced fixed and hand-held dual power marine VHF transceivers and marine chartplotters in 2003. Marine chartplotters, the MC 600 series, featuring embedded aerial photographs of marina and harbor entrances, 3D mapping, dynamic arrows to indicate direction and speed of tidal currents and arrival and off-course alarms, were introduced to marine retailers in 2006. Cobra launched a new line of handheld and fixed-mount VHF radios in 2007 with the Rewind Say-Again feature, a digital voice recorder that records the last 20 seconds of the transmission. A waterproof, 3-watt handheld VHF radio featuring an illuminated LCD display and keypad, DC charger, charging jack and rechargeable batteries was introduced in 2007. The patent-pending and award winning MR F300 BT, a waterproof Bluetooth handset for cell phone communications without exposing the cell phone to the elements, was introduced in 2008.

The Company entered into an agreement with Sea Tow in 2009 to provide Cobra VHF radio products to Sea Tow Command. Sea Tow is an international marine assistance organization with over 110 locations that offers 24 hour support to its 160,000 members in the recreational boating community.

Also late in 2009, the Company announced a long-term agreement to distribute the popular, European C-pod Security System, provided by Seakey AB in Sweden, and serve as the exclusive U.S. distributor of C-pod©.

The 2010 product line introduces two floating handheld VHF radios. With a bright orange core, these floating radios are highly visible to facilitate retrieval by the boater. The MR HH 330 features a 6-watt VHF with NOAA weather channels. The MR HH475 features a 6-watt VHF, NOAA weather channels and Bluetooth technology that allow the answering of cell phones.

  Mobile Navigation For The Professional Driver

In 2009, Cobra extended its focus on the professional driver and introduced the 7700 PRO. The 7700 PRO is a GPS navigation system for professional drivers and includes the following features: 7 inch screen, AURA database, ability to customize by truck type, size and load, truck-specific routing and over 33,000 trucker points of interest. The 7700 PRO includes points of interest from the ProMiles® database and commercial vehicle service and support information powered by TruckDown™. The introduction of the 7700 PRO was in accordance with the new strategy for mobile navigation products within North America that the Company announced in December 2007. The new strategy was determined after the Company reassessed the development of products in North America and determined it would only pursue niche products based on the PPL platform offering overall lower development costs.

  AURA Photo-Enforcement Database

In 2008, Cobra began marketing in North America a database of photo-enforcement locations as a feature of its high-end radar detectors, drawing on the experience of PPL and its success in the UK and throughout Europe. Based on consumer response, Cobra rolled out the AURA database, the only verified photo-enforcement database in North America, in January 2009. In addition to providing a unique feature offering for the Company's top-selling line of radar detectors and its mobile navigation products for the professional driver, the AURA database will be marketed separately with photo-enforcement detection devices and may be licensed to other companies. The SL 3, introduced in 2009, is a speed camera and red-light detector that uses the AURA database.

In January 2010, the Company announced its AURA camera and driving hazard database would be included in Motorola GPS navigation systems in North America and Europe. This marks the first time consumer personal navigation devices, other than those offered by Cobra, will feature speed and redlight camera detection, as well as speed traps and dangerous intersection alerts, as standard features on a GPS device. Consumers will be offered a trial period and then be required to purchase a subscription to continue having access to the data.

PPL Segment

Products marketed by PPL include personal navigation devices, marketed under the tradename of Snooper Truckmate, Snooper Syrius, Snooper Sapphire Plus, Snooper Strabo and others, and GPS-enabled speed camera location detectors, marketed under the tradenames of Snooper Sapphire and Snooper Evolution, among others. PPL also markets under the AURA brand, a global database of speed camera locations and other driving hazards, such as high-accident zones, for driver safety.

Sales are primarily in the UK; however, European sales are increasing, representing 37.1 percent of net sales in 2009 compared to 23.7 percent in 2008. Sales are made through a network of approximately 1,400 retailers and distributors and PPL's website.

  Personal Navigation

Snooper portable satellite navigation systems include the very best street level mapping from a global supplier of digital maps and Snooper's market leading speed camera detector technology. Portable satellite navigation systems from Snooper are award winning, utilizing TMC traffic information technology and multi routing technology. They also offer Bluetooth connectivity for hands-free cell phone communication.

The Snooper Truckmate, introduced in 2008, is a personal navigation device with dedicated routing within the UK and Europe for trucks, buses, motor homes and other large vehicles. Information available includes low bridges, weight restrictions and width limitations. Entering specific vehicle information enables the device to select the most appropriate route. In 2009 the product line was expanded to include the following:

  •
  S2000 Ventura — for motor homes and RVs featuring data for over 8,600 campsites across the UK and Europe.

  •
  S7000 Truckmate/S7000 Ventura — 7 inch screen version of the S2000 Truckmate/S2000 Ventura products, also incorporating TMC traffic information technology, Bluetooth connectivity and a DVB-T television facility.

  •
  AVN S7000 Truckmate/AVN S7000 Ventura — the S7000 unit which includes a motorized screen designed to be installed into a vehicle using a single din slot. In addition to the standard S7000 Truckmate/S7000 Ventura features, the AVN unit also includes a DVD/CD player, radio tuner plus iPod connectivity.

The Snooper S280 GPS Shotsaver, introduced in 2008, offers a complete golf course management tool for over 3,000 golf courses in the UK and Western Europe and includes distance calculations. The unit also comes complete with built-in satellite navigation and speed camera location technology. In December 2009 the S320 Shotsaver golf unit was launched. The unit incorporates a super-bright OLED screen making it easy to read in all conditions. The unit features a built-in rechargeable battery capable of running for 12 hours and is fully waterproof ensuring it functions in all types of weather conditions. The unit can be purchased with or without satellite navigation capabilities. The S320 Shotsaver was selected by a third party as the base unit for an outdoor leisure navigation product that provides ski trails, hiking trails and other features to outdoor enthusiasts.

2009 marked the 30th anniversary of the Snooper brand and to commemorate this event, the 3Zero was launched. The 3Zero is the first unit from Snooper that combines GPS and radar/laser technology in one portable device. The 3Zero will alert the owner to all types of radar and laser units as well as detecting all fixed speed camera sites utilizing the unique Pan-European AURA database.

The SPT200 is a personal tracking device that uses GPS, GPRS and GSM technology to monitor the location of any boat, vehicle or individual with an accuracy of 2.5 meters. The SPT220 is an ultra-compact portable tracker designed specifically for pets.

The 2010 product line for personal navigation includes the following new products:

  •
  MY-SPEED/MY-SPEED AURA — an in-car device which displays and alerts the driver to speed limits and changes in speed limits with coverage throughout Western Europe. In addition the AURA model also incorporates Snooper's award winning GPS speed trap detection technology.

  •
  S1000 Truckmate — a new addition to Snooper's Truckmate line of portable satellite navigation systems which provide dedicated routing designed specifically for trucks and large vehicles together with Snooper's multi award winning speed camera location technology.

  •
  S6000 Truckmate/S6000 Ventura — budget priced version of the S7000 Truckmate/S7000 Ventura without the DVB-T television facility.

  Speed Camera Locators

PPL markets speed camera detection devices, including the Snooper Sapphire and the Snooper Evolution, which uses GPS location technology and the AURA database to alert drivers to upcoming speed camera and hazard locations. In the first quarter of 2009 the Snooper Lynx™ GPS detector was introduced. This unit uses GPRS technology to allow two way communications between the end user and PPL's new AURA database. AURA Live allows the end user to be advised of all new speed camera locations and other hazards without the need to download information. Updates are sent automatically to the end user's unit and can also be shared by other users in the immediate vicinity building up a "community" of users who can exchange live information.

In 2010, the Snooper Pantera will replace the Snooper S2. The Snooper Pantera is a GPS speed camera detector with speed sensitive alerts designed to help improve concentration and to help navigate UK, roads more safely by providing advance warnings of all fixed speed safety cameras.

  AURA Database

PPL markets the proprietary AURA database that provides drivers with advance notice of upcoming speed camera and hazard locations. The database provides a competitive advantage, for unlike database capabilities of competitors, the AURA database is updated on a daily basis and makes information available to its subscribers 24 hours a day, 7 days a week, thereby making new speed camera locations readily available to customers.

  Other Products

In 2009 PPL expanded its product range to a number of other areas where management considered there was a potential market. These products included the following:

  •
  S3200 — outdoor GPS device which displays real time positioning on detailed full color topographic maps for skiers.

  •
  A2800 Adventurer — outdoor GPS portable navigation system with complete coverage of Great Britain using Ordnance Survey® Landranger® 1:50,000 scale maps plus Snooper's Ventura in-car satellite navigation with turn by turn navigation.

  •
  E-Bike — a compact, lightweight folding electric bike, ideal for either commuting or outdoor leisure use. It has a top speed of 15 mph and a maximum range of 50 miles before requiring re-charging.

  •
  Internet radios — two units were launched, the CIR 1000E and the CIR 2000E. These units allow the listener to access over 10,000 radio stations worldwide. The CIR 1000E is a stand-alone unit with built-in speakers, while the CIR 2000E is a mid-size unit with separate speakers and also features a built-in CD player. Both units allow the listeners to wirelessly stream their music collection from their PC or Mac.

Available Information

The Company's website address is "www.cobra.com". The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). We include our website address in this annual report on Form 10-K only as an inactive textual reference and do not intend it to be an active lead to our website.

Item 1A.    Risk Factors

This section identifies certain risks and uncertainties that the Company faces. If the Company is unable to appropriately address these and other circumstances that could have a negative effect on its business, the Company's business may suffer. Negative events may decrease revenues, increase costs, negatively affect financial results and decrease financial strength, thereby, causing the price of the Company's stock to decline.

Business, financial condition or results of operation could be adversely affected by the inability to enhance existing products or introduce new products to meet consumer preferences, including timely introductions as new consumer technologies are introduced.

Management believes that the Company's future success depends upon its ability to predict and respond in a timely and effective manner to changes in the markets it serves. Consequently, the Company strives to introduce distinctive new products that anticipate changing consumer demands and capitalize upon emerging technologies. If the Company fails to introduce or suffers delays in introducing new products, misinterprets consumer preferences or fails to respond to changes in the marketplace, consumer demand for our products could decrease and our brand image could suffer. In addition, competitors may introduce new designs or technologies, undermining our products' desirability. If any of the foregoing occurs, our business, financial condition or results of operations could be materially harmed.

Failure to maintain relationships with key customers and failure by key customers to purchase expected quantities of our products could have an adverse effect on our business.

Cobra products are distributed through a network of nearly 300 retailers and distributors in the United States and 38 distributors in Europe and elsewhere around the world. PPL products are sold through a network of 1,400 retailers and distributors in Europe. The Company's success is dependent upon the ability to retain an existing base of customers to sell the Company's products. Loss of customers means loss of product placement and, consequently, a possible reduction in sales volume.

Certain of the Company's customers account for a large portion of the Company's net sales. For instance, in 2009, sales to Wal-Mart were 15.4 percent of net sales. We anticipate that Wal-Mart will continue to account for a significant portion of our net sales in the foreseeable future. Customers are not obligated by any firm, long-term purchase commitments for our products. As a result, customers may cancel purchase commitments or reduce or delay orders on relatively short notice. The loss of sales to, or a material delay in orders from, our key customers could materially harm our business, financial condition and results of operations.

If the Company is unable to obtain sufficient amounts of high quality products on a timely basis, customer needs may not be met and reduced sales may result.

Substantially all products are manufactured by third party manufacturers located outside of the United States, primarily in China, Hong Kong and South Korea. The ability to meet customers' needs depends on the ability to maintain an uninterrupted supply of products from multiple third party manufacturers. While the Company purchases most products from multiple third party manufacturers, business, financial condition or results of operations could be adversely affected if any of the principal third party manufacturers experience production problems, lack of capacity or transportation disruptions. In addition, certain of our third party manufacturers serve other customers, a number of which have greater production requirements than we do. As a result, third party manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate services for us on short notice. The extent to which changes in third party manufacturers would have an adverse effect on the Company's business depends upon the timing of the changes, the product or products that the third party manufacturers produce and the volume of production.

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

The inability of third party manufacturers to obtain sufficient quantities of components and other materials used in our products could disrupt the supply of products or increase costs. Materials and components for some products may not be available in sufficient quantities to satisfy sales requirements as a result of supply shortages. Supply interruptions relating to products could result in lost sales opportunities which may harm our business, financial condition and results of operations.

Reliance on retailers and third party distributors to sell our products.

Cobra products are sold through a network of nearly 300 retailers and distributors in the United States and 38 distributors in Europe and elsewhere around the world. PPL products are sold through a network of 1,400 retailers and distributors in Europe. Certain distributors market competitors' products. The loss, termination or failure of one or more of the distributors to effectively promote our products could affect the Company's ability to bring its products to market and could reduce sales. Changes in the financial or business condition of these distributors and retailers could also affect the level of their purchases of our products which could materially harm our business, financial condition and results of operations.

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

A downturn in global economic and market conditions could negatively impact our business, financial condition and results of operations.

The consumer electronics products sold by the Company are generally discretionary purchases for consumers. Consumer spending is affected by many factors, including consumer confidence levels, interest rates, tax rates, employment levels and prospects and other general economic conditions. The current economic slowdown and recession in the United States and worldwide economies has and could continue to decrease the demand for products and adversely affect sales. Since economic and market conditions vary within the Company's business segments, the Company's future performance by business segment will accordingly vary. In addition, deteriorating or weak economic conditions, or the forecast or perception of the same, may trigger changes in inventory levels at our retail customers, including a reduction in product offerings and out of stock situations, which may adversely affect our results of operations. Also, the cash surrender value of life insurance policies owned by the Company for the purpose of recovering the costs of deferred compensation programs for several current and former officers of the Company is affected by the market value of the underlying investments. Adverse market conditions may result in a decline in the cash surrender value of these life insurance policies, which would result in a non-cash expense that reduces our net income and would also reduce the collateral base available for our secured credit facility.

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

  •
  exchange controls;

  •
  changes in a specific country's or region's political or economic conditions;

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

Revenues and purchases are predominately in U.S. dollars; however, a portion of revenue is collectible in other currencies, principally euros and British pound sterling. The Company historically has negotiated substantially all of its purchases in U.S. dollars and, in the case of PPL, frequently uses forward contracts to purchase dollars at a fixed exchange rate to the British pound sterling. The Company considers opportunities to make purchases in other currencies, such as the euro, to the extent that doing so would be advantageous in light of currency fluctuations involving the U.S. dollar and other currencies. As sales expand in international markets, customers may increasingly make payments in currencies other than U.S. dollars, which could have a considerable effect on margins. The Company frequently hedges foreign currency fluctuations; however, it may not be able to fully hedge against the risks of such fluctuations and future exchange rate fluctuations could materially affect our operating results.

The Company is subject to various governmental regulations that could adversely affect the business.

The Company's operations are subject to various federal, state and local regulatory requirements, including those relating to environmental, health and safety matters. The Company could become subject to liabilities as a result of a failure to comply with applicable laws and could incur substantial costs to comply with existing or new, more stringent regulations. In addition, the use of the Company's products is also governed by a variety of federal, state and local regulations, including the regulations of the Federal Communications Commission, and changes in such regulations may affect demand for our products.

The Company is subject to governmental regulation in the countries in which it operates.

The Company's business is subject to governmental regulations in the countries in which it operates. From time to time, such governments may consider proposed legislation relating to the regulation of products that we or our subsidiaries sell. The loss of sales as a result of any such regulations and any similar legislation could materially harm our business, financial condition and results of operations.

Mobile navigation devices and other GPS-enabled products depend upon a network of satellites maintained by the United States Department of Defense. If these satellites become inoperable or the policies of the United States regarding civilian use of the GPS system change, there would be a material effect on our business.

The global positioning system capabilities of our products function through a network of satellites launched, operated and maintained by the United States Department of Defense. Should the satellites or underlying support systems become inoperable or if the United States government were to choose to degrade the quality of signals available to civilians, GPS products will not function as designed and there would likely be an adverse effect on demand for these products. Additionally, the Department of Defense does not currently charge users for access to the signals used by these devices and any move to do so could affect the economics of our business.

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

The Snooper trademark is a well-known trademark in the United Kingdom and Europe and contributes to the success of PPL. If we are unable to use the Snooper trademark in the United Kingdom or in other areas where PPL is expanding its business, our results of operations could be adversely affected.

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

The carrying value of intangible assets totaled $10.8 million at December 31, 2009. We test for impairment whenever evidence of impairment exists. Impairment charges, which will reduce net income and may have material adverse effect on financial results, will be recorded when warranted by our financial performance or market conditions.

Our profitability and financial condition depend on our ability to collect on amounts due from customers.

We have significant accounts receivable due from customers. It is not uncommon for a customer to suspend payments of amounts due if the customer experiences operational difficulties. A customer experiencing severe operational difficulties may file for bankruptcy. In these cases, we may be unable to collect on that customer's outstanding accounts receivable balance. The failure of our customers to pay amounts due could negatively affect our business, financial condition and results of operations.

Our secured credit facility contains restrictive covenants and our failure to comply with those restrictions could result in a default, which could have a material adverse effect on our business, financial condition and results of operations.

Our secured credit facility is our principal source of available liquidity, other than cash generated by operations. As of December 31, 2009, we had $17.9 million of outstanding indebtedness under our credit facility. In March 2010, we amended the Loan Agreement and decreased the principal amount available for borrowing from $28 million to $23 million. As of December 31, 2010 the loan commitment will be reduced to $20 million. Our credit facility contains a number of significant restrictions that limit our ability to, among other things, do the following:

•
incur additional indebtedness;

•
grant liens on assets; or

•
merge, consolidate or dispose of our assets.

The secured credit facility also requires compliance with certain financial covenants. A breach of the covenants contained in the credit facility could result in any outstanding indebtedness under the credit facility becoming immediately due and payable and in our inability to borrow additional funds under the credit facility, either of which could adversely affect our business, financial condition and results of operations. Cobra failed to comply with the covenants in its amended loan agreement for the third and fourth quarters of 2009 and received a waiver from its lenders in each instance (see Note 24, Subsequent Events to the Company's financial statements included herein). There can be no assurance that waivers would be granted in the future if covenants are breached.

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

The market price of the Company's common stock may be highly volatile and subject to wide fluctuations in response to various factors. We have experienced extreme price and volume fluctuations with respect to the Company's common stock. The market price of our common stock is dependent upon, but not limited to:

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

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent our stockholders from selling their common stock at or above the price at which they purchased it. In addition, the stock markets from time to time experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. In the past, some stockholders have brought securities class action lawsuits against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation, regardless of whether we are ultimately successful, could result in substantial costs and divert management's attention and resources.

The loss of key members of our management and technical team may adversely affect our business.

The Company's success depends on the performance of key management, sales, technical and other critical personnel and our ability to continue to attract, motivate and retain management and highly qualified key personnel. Failure to do so could disrupt our operations, adversely affect customer relationships and impair the ability to successfully implement and complete Company initiatives. The loss of any services of any key management or technical personnel could make it more difficult to successfully pursue business goals. In addition, the Company may not be as successful as its competitors at recruiting, assimilating and retaining key personnel.

Our performance depends on favorable relations with our employees and our ability to attract and retain them. Any deterioration of those relations, increase in labor costs or inability to attract and retain employees could adversely affect our business, financial condition and results of operations.

Any significant deterioration in employee relations, increases in labor costs or shortages of labor at any facility could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2009, none of our employees were covered by collective bargaining agreements. A slowdown or work stoppage at one facility that lasts for a significant period of time could cause lost sales and increased costs and could adversely affect the Company's ability to meet customers' needs.

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

•
fire, flood or other natural disaster.

Any disruption could damage the Company's reputation and cause customers to cease purchasing products from the Company. The Company could be subject to claims or litigation with respect to these losses. The Company's property and business interruption insurance may not adequately compensate us for all of the losses that we may incur.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to furnish annually a report on our internal controls over financial reporting. The internal control report must contain an assessment by our management of the effectiveness of our internal controls over financial reporting (including the disclosure of any material weakness). Effective for the fiscal year ending December 31, 2010, the independent auditors will be required to attest to and report on internal controls. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order for management to evaluate our internal controls, the Company must regularly review and document its internal control processes and procedures and test such controls. Ultimately, the Company or its independent auditors could conclude that our internal control over financial reporting may not be effective if, among others things:

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

If, as required by the Sarbanes-Oxley Act, the Company or its auditors are unable to assert that its internal control over financial reporting is effective, the Company could be subject to regulatory sanctions or lose investor confidence in the accuracy and completeness of the financial reports, either of which could have an adverse effect on the market price for the Company's common stock.

The Company may be unable to successfully consolidate and integrate the operations of acquired businesses, such as PPL, which may adversely affect the Company's stock price, operating results and financial condition.

The Company must consolidate and integrate the operations of acquired businesses with our business. In 2006, the Company completed the acquisition of PPL, a consumer electronics company based in the United Kingdom. The success of any acquisition, including the acquisition of PPL, will depend on our ability to integrate assets acquired and personnel in these transactions. Integration efforts often take a significant amount of time, place a significant strain on our managerial, operational and financial resources and could prove to be more difficult and expensive than we predicted. The diversion of our management's attention and any delays or difficulties encountered in connection with any acquisitions, including the acquisition of PPL, and any future acquisitions that may be consummated, could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, employees and others with whom the Company has business dealings.

Effects of climate change on the Company's business.

Global warming could result in a significant reduction in demand for certain of the Company's products, such as radar detectors and Citizens Band radios, as surface transportation is constrained by flooding of coastal areas making roads and highways impassable.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The Company's office and warehouse facilities in the United States, Hong Kong and Europe are as follows:

Segment	Location	Owned or Leased	Utilization
Cobra	Chicago, Illinois	Owned	Office and warehouse space
Cobra	Kowloon, Hong Kong	Leased	Office space
Cobra	Dublin, Ireland	Leased	Office Space
Cobra	Gent, Belgium	Leased	Warehouse space
PPL	Runcorn, United Kingdom	Leased	Office and warehouse space

Item 3.    Legal Proceedings

The Company is subject to various unresolved legal actions and proceedings, which arise, in the normal course of its business. None of these actions is expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 4.    Reserved

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name, Age and Present Position	Has Held Present Position Since
James R. Bazet, 62, Chairman of the Board, President and Chief Executive Officer (Also a director)	Jan. 1998
Anthony Mirabelli, 68, Senior Vice President, Marketing and Sales	Feb. 1997
Michael Smith, 56, Senior Vice President and Chief Financial Officer	Jan. 2001
Gerald M. Laures, 62, Vice President-Finance and Corporate Secretary	Mar. 1994

PART II

Item 5.    Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company's common stock trades on The NASDAQ Stock Market under the symbol COBR. As of March 5, 2010, the Company had approximately 499 shareholders of record and approximately 949 shareholders for whom securities firms acted as nominees. The Company's common stock is the only class of equity securities outstanding.

	STOCK PRICE RANGE AND DIVIDENDS
	2009			2008			2007
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$1.46	$0.81	$—	$5.42	$3.32	$0.16	$10.95	$8.75	$0.16
Second	1.90	0.86	—	3.69	2.51	—	10.72	9.16	—
Third	1.82	1.03	—	3.19	1.94	—	10.06	6.14	—
Fourth	1.80	1.27	—	2.63	0.75	—	6.75	4.11	—
Year	1.90	0.81	—	5.42	0.75	0.16	10.95	4.11	0.16

Note:
Stock price data compiled from The NASDAQ Stock Market Monthly Summary of Activity Reports.

Item 6.    Selected Financial Data

The following table sets forth the Company's financial data for each of the past five years. You should read this information together with the consolidated financial statements and notes to those statements included in Item 8 of this Annual Report on Form 10-K and the information set forth under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

Year Ended December 31	2009	2008	2007	2006*	2005
	(in thousands, except per share amounts)
Operating Data:
Net sales	$105,229	$124,745	$155,935	$153,695	$133,084
Net (loss) earnings	(10,272)	(18,839)	(4,422)	(1,630)	11,984
Net (loss) earnings per share:
Basic	$(1.59)	$(2.91)	$(0.68)	$(0.25)	$1.86
Diluted	(1.59)	(2.91)	(0.68)	(0.25)	1.81
Dividends per share	$—	$0.16	$0.16	$0.16	$—
As of December 31:
Total assets	$75,703	$78,998	$114,318	$116,758	$92,922
Bank debt	17,869	17,671	19,985	16,674	—

*
Reflects the acquisition of Performance Products Limited ("PPL") on October 20, 2006.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K, and any forward-looking statements contained herein or elsewhere in this Form 10-K involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under Risk Factors in Item 1A in this Form 10-K and elsewhere herein.

Executive Summary

For 2009, the Company had a net loss of $10.3 million, or $1.59 per share, compared to a net loss of $18.8 million, or $2.91 per share, in 2008. The loss in 2009 included a net tax valuation allowance charge of $8.4 million. The loss in 2008 included an impairment charge for goodwill of $20.1 million.

The following is a summary of the significant highlights related to the net loss in 2009 compared to 2008:

  1.
  Net sales declined $19.5 million in 2009 to $105.2 million from $124.7 million in 2008. The decrease was largely attributable to the effects of the global recession as retailers and distributors closely managed working capital and consumers curtailed spending in response to high unemployment and the decline in overall household wealth.

  2.
  Gross margin for 2009 decreased to 25.1 percent from 30.6 percent in 2008 mainly because of two factors:

  a.
  Unfavorable product mix as the global recession reduced discretionary spending by consumers and resulted in a shift to purchases of lower price-point products.

  b.
  Unfavorable foreign currency exchange rates due to the British pound sterling and euro, which were down 15.6 percent and 5.2 percent, respectively, relative to the dollar, as all purchases for the Company's European operations are made in dollars.

  3.
  Selling, general and administrative expenses decreased $4.1 million in 2009 due to:

  a.
  Lower fixed costs as management focused on curtailing expenses, including headcount reductions and lower professional fees.

  b.
  Lower variable selling expenses because of lower sales.

  4.
  For 2008, in connection with a year-end impairment review resulting from a decline in the Company's stock price as financial markets declined, the Company recorded a $20.1 million impairment charge in the fourth quarter of 2008 to write-off all the goodwill associated with the PPL acquisition.

  5.
  Interest expense decreased by $69,000 in 2009, due primarily to a lower weighted average interest rate, while other income was $1.1 million in 2009 compared to other expense of $1.1 million in 2008. Other income resulted from $743,000 of gain on cash surrender value life insurance compared to a $1.6 million loss for 2008 on the cash surrender value of life insurance, which is owned by the Company for the purpose of recovering the costs of deferred compensation programs for several current and former officers. The gain and loss were generated by the changes in market value of the underlying investments, which were in line with the overall financial markets.

  6.
  In 2009, management concluded that a deferred tax valuation allowance was required for its U.S. operation. Including the $8.4 million valuation allowance charge, the Company reported a tax provision of $6.8 million for 2009 compared to a tax provision of $598,000 in 2008.

Outlook

The Company's outlook for 2010 is favorable. The Company's business is subject to economic cycles and retail industry conditions both domestically and internationally. Spending on purchases for discretionary items, such as the Company's Citizens Band and two-way radios, radar detectors and other consumer electronic products, tends to decline during recessionary periods and be focused on lower price point products. In 2009 the economic environment in the U.S., Canada and Europe, where substantially all of the Company's sales occur, had deteriorated, resulting in an adverse impact on consumer spending for discretionary products, particularly those at higher price points, as store traffic declined at the mass merchants, consumer electronics specialty stores, large department store chains, warehouse clubs and travel center chains that sell the Company's products. For 2010, the Company believes there will be a modest global economic recovery with a rebound in consumer spending for discretionary items, including ones at higher price points, although continuing high unemployment will act to moderate this consumer spending rebound. This modest improvement in the global economy, together with growth achieved through expanded distribution in Europe and new product introductions, is anticipated to generate an increase in net sales and favorable product mix is expected to provide an increase in gross margins. The Company will continue to receive the positive effect of lower overhead costs achieved by the cost reduction steps taken in 2009, including a work force reduction and elimination of certain fixed marketing, general and administrative expenses.

EBITDA

The Company's EBITDA showed a substantial improvement in 2009 because of a lower net loss; however, EBITDA As Defined declined in 2009. The following table shows the reconciliation of net income to EBITDA and EBITDA As Defined:

	Year Ended December 31
	2009	2008
	(in thousands)
Net (loss) income	$(10,272)	$(18,839)
Depreciation and amortization	3,883	5,296
Interest expense	928	997
Income tax provision	6,762	598

EBITDA	1,301	(11,948)
Stock option expense	229	253
CSV (gain) loss	(743)	1,558
Non-controlling interest	2	11
Deferred revenue, database	755	426
Impairment	—	20,350
Other non-cash items	(435)	(300)

EBITDA As Defined	$1,109	$10,350

EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined, represents EBITDA plus the applicable adjustments required to agree with the EBITDA measurement for compliance with the financial covenants of the Company's lenders. The Company believes EBITDA is a useful performance indicator and is frequently used by management, securities analysts and investors to judge operating performance between time periods and among other companies. The Company uses EBITDA As Defined to assess operating performance and ensure compliance with financial covenants.

EBITDA and EBITDA As Defined are Non-GAAP performance indicators that should be used in conjunction with Generally Accepted Accounting Principles ("GAAP") performance measurements such as net sales, operating profit and net income to evaluate the Company's operating performance. EBITDA and EBITDA As Defined are not alternatives to net income or cash flow from operations determined in accordance with GAAP. Furthermore, EBITDA and EBITDA As Defined may not be comparable to the calculation of similarly titled measures reported by other companies.

Results of Operations — 2009 Compared to 2008

The following table contains sales and pre-tax profit (loss) after eliminating intercompany accounts by business segment for the years ended December 31, 2009 and 2008.

	2009		2008		2009 vs. 2008 Increase (Decrease)
			(in thousands)
Business Segment	Net Sales	Pre-tax (Loss) Profit	Net Sales	Pre-tax Profit	Net Sales	Pre-tax (Loss) Profit
Cobra	$93,305	$(3,596)	$110,846	$(559)	$(17,541)	$(3,037)
PPL	11,924	88	13,899	(17,671)	(1,975)	17,759

Total Company	$105,229	$(3,508)	$124,745	$(18,230)	$(19,516)	$14,722

Cobra Business Segment

Net sales of the Cobra segment decreased in 2009 by $17.5 million, or 15.8 percent, to $93.3 million from $110.8 million in 2008. Sales were adversely affected by the economic conditions that resulted in reduced store traffic, reduced consumer spending for discretionary items and the consumer preference for lower price-point items. Lower domestic sales made up much of the decline, with Citizens Band radio and detection sales declining 19.9 percent and 27.2 percent, respectively. The decline in Citizens Band radios reflected the recession's negative impact on freight traffic, which fell markedly resulting in a reduction in the disposable income of professional drivers and directly impacting sales of Citizens Band radios, especially those at higher price points. Detection sales declined not only because of reduced demand by consumers and their switch to purchases of lower price-point models but also because of a store-count reduction by a major retailer, the decision by a major retailer not to repeat a radar promotion with any vendor in 2009 and the bankruptcy and liquidation of Circuit City in 2008, which accounted for more than 4.0 percent of radar detection sales in 2008. Partially offsetting these declines were strong sales of the new mobile navigation product for the professional driver and an 11.9 percent increase in sales of two-way radios because of an exclusive supply agreement with a major retailer. International sales, mainly two-way radios and detection products to Canada and Europe, were down 35.1 percent due to the adverse economic conditions in these markets.

Cobra's gross profit decreased to $22.7 million in 2009 from $31.0 million in 2008 while the gross margin was 24.3 percent and 28.0 percent in 2009 and 2008, respectively. Margin declines were experienced both domestically and in Europe due primarily to an unfavorable sales mix as the recession caused consumers to become very price conscious and focus diminished discretionary spending on purchases of lower price-point, lower margin products. Especially impacted were sales of domestic detection products as the average selling price in 2009 declined 7.6 percent compared to the prior year. The gross margin for domestic Citizens Band radios also experienced compression because of the shift in discretionary spending by price conscious professional drivers as unit sales of higher-price point models sold to professional drivers fell over 40 percent in 2009 compared to 2008, a rate that was more than twice that of the decline in unit sales of lower-price point models. Also contributing to the decrease in Cobra's gross margin was a 76.7 percent increase in certain sales promotion funds that are accounted for as a reduction in sales in order to help maintain sales in the difficult economy and the impact of the fixed components of the cost of sales being expensed across a lower level of sales, which combined reduced gross margin by approximately one point. Lastly, a weaker euro, down 5.2 percent compared to 2008, reduced gross margin on sales in Europe.

Selling, general and administrative expenses for the Cobra segment decreased $3.1 million, or 10.6 percent, to $25.9 million in 2009 from $29.0 million in 2008 and, as a percentage of net sales, were 27.8 percent and 26.2 percent in 2009 and 2008, respectively. Approximately half of the decrease was due to lower variable selling costs because of the decline in sales while the remainder was due to lower fixed expenses, mainly resulting from cost savings measures implemented by management, including reductions in headcount and professional fees with these savings partially offset by $238,000 of severance expense.

Included in the Cobra segment 2009 pre-tax loss was interest expense of $928,000, which was a decrease of $69,000 from 2008, and other income of $600,000 compared to other expense of $1.6 million in 2008. Interest expense decreased as a result of a lower weighted average interest rate for 2009 compared to 2008. The $2.2 million favorable swing in other income was due primarily to a $743,000 gain on the cash surrender value of life insurance in 2009 compared to a $1.6 million loss on the cash surrender value of life insurance in 2008. The life insurance is owned by the Company for the purpose of recovering the costs of deferred compensation programs for several current and former officers. Gains or losses arise because the investment vehicles in which the cash was invested moved approximately up or down in value in line with the overall financial markets.

As a result of the above, the Cobra segment had a pre-tax loss of $3.6 million in 2009 compared to a pre-tax loss of $559,000 in 2008.

Performance Products Limited Business Segment

PPL's net sales decreased in 2009 by $2.0 million, or 14.2 percent, to $11.9 million from $13.9 million in 2008. Substantially all of the decrease was due to a 15.6% weakening of the British pound sterling relative to the dollar.

Gross profit decreased to $3.7 million in 2009 from $7.2 million in 2008 while the gross margin was 30.9 percent and 51.6 percent in 2009 and 2008, respectively. The decrease in gross margin was due in part to the impact of the weaker British pound sterling noted above. Also contributing to the decrease in gross margin was a large decrease in high margin AURA database sales. These fees declined as a result of an increase in the portion of sales made outside of the UK, where the consumer's purchase price includes unlimited downloads for competitive reasons, and higher sales of new products that do not use AURA database downloads (such as GPS-enabled handheld navigation units designed for the outdoor enthusiast, which are available under the Snooper brand as well as various third-party brands and provide skiers, runners, hikers and others with maps of trails and a record of their activities). The shift in sales made outside of the UK reflected both the severity of the recession in the UK compared to other countries in Europe and PPL's successful efforts in expanding its distribution channels beyond its UK core market. Additionally, in 2008 there was a large AURA database sale for smartphones that was not repeated in 2009. Air freight charges increased as PPL attempted to meet strong demand for its satellite navigation products, principally the Truckmate product, a dedicated portable truck satellite navigation system for professional drivers.

Selling, general and administrative expenses declined $1.0 million, or 20.0 percent, to $4.1 million in 2009 compared to $5.2 million in 2008, and, as a percentage of net sales, were 34.8 percent and 37.3 percent, respectively. The decrease in selling, general and administrative expenses was due mainly to the previously discussed weaker British pound sterling.

The Company's low stock price in relation to book value triggered an impairment review as of December 31, 2008 of the $20.1 million of goodwill associated with the PPL acquisition. Based on the year-end reconciliation of the book value to market capitalization, an impairment charge, equal to the goodwill balance at December 31, 2008, was recorded in the fourth quarter of 2008.

As a result of the above, the PPL segment had pre-tax income of $88,000 in 2009 compared to a pre-tax loss of $17.7 million in 2008.

Income Taxes

For 2009, there was a tax provision of $6.8 million compared to a tax provision of $598,000 for 2008. During the second quarter of 2009, management concluded that a deferred tax valuation allowance was required for its U.S. operation. This conclusion was based on the fact that the U.S. operation had sustained cumulative losses over the past three years, was forecasted to have a loss in 2009 because of the recession and had no tax planning strategies available that, if implemented, would generate taxable income sufficient for the U.S. operation to realize in full its net deferred tax assets within a reasonable time horizon absent a turnaround in the business. Accordingly, the Company recorded a charge of $9.6 million for a valuation allowance in the second quarter of 2009. In the fourth quarter of 2009, the Company recorded a tax benefit of $1.2 million primarily for the valuation allowance release related to a Federal tax refund of $974,000 resulting from a provision in The Worker, Homeownership, and Business Assistance Act of 2009, enacted November 6, 2009, which allows eligible businesses a one-time election to carry back net operating losses from 2008 or 2009 (but not both) for three, four or five years rather than the standard two years. For the Company's remaining deferred tax valuation allowance, until the more likely than not realization criteria can be met, the Company will not report a U.S. tax benefit for any future pre-tax losses or a U.S. tax provision for any future pre-tax income. This does not affect tax reporting for CEEL and PPL as each of these is in a separate, non-U.S. tax jurisdiction.

Beginning in 2009, the Company intended to repatriate the future earnings of its Irish subsidiary (CEEL), which will increase the Company's effective tax on these earnings to reflect the higher U.S. tax rate once the prior year's net operating loss is utilized and the valuation allowance is reversed. However, since CEEL generated an operating loss for 2009, no funds were repatriated to the U.S. in 2009.

Results of Operations — 2008 Compared to 2007

The following table contains sales and pre-tax profit (loss) after eliminating intercompany accounts by business segment for the years ended December 31, 2008 and 2007.

					2008 vs. 2007
	2008		2007		Increase (Decrease)
	(in thousands)
Business Segment	Net Sales	Pre-tax Profit (Loss)	Net Sales	Pre-tax Profit (Loss)	Net Sales	Pre-tax Profit (Loss)
Cobra	$110,846	$(559)	$141,180	$(9,583)	$(30,334)	$9,024
PPL	13,899	(17,671)	14,755	784	(856)	(18,455)

Total Company	$124,745	$(18,230)	$155,935	$(8,799)	$(31,190)	$(9,431)

Cobra Business Segment

Net sales of the Cobra segment decreased in 2008 by $30.3 million, or 21.5 percent, to $110.8 million from $141.2 million in 2007. $9.2 million of the decrease was because of lower mobile navigation/GPS product net sales, due to the Company's change in 2007 in its North American mobile navigation strategy as reflected below:

	Mobile Navigation/ GPS Products Net Sales	Other Products Net Sales	Total Net Sales
	(in thousands)
2008	$122	$110,724	$110,846
2007	9,367	131,813	141,180

Increase (decrease)	$(9,245)	$(21,089)	$(30,334)

Also contributing to the decrease in the Cobra segment were lower sales of domestic detection, two-way radio and Citizens Band radios, which declined 19.3 percent, 33.9 percent and 15.5 percent, respectively. In part, these declines reflected the impact of the deepening recession on store traffic and consumer spending during the fourth quarter holiday selling period and, in the case of Citizens Band radios, the effect of historically high fuel prices early in the year. Additionally, detection and two-way radio sales were negatively impacted as a result of competitive pressures, especially for shelf space for these products at several mass retailers. Two-way radio sales were also adversely affected by the declining emphasis on the category by retailers. Partially offsetting these declines were higher sales of power inverters, as a result of expanded distribution and increased promotional activity at travel centers, and two-way radios in Canada because of increased placement, which helped continue Cobra's leading position in this market.

Cobra's gross profit increased to $31.0 million in 2008 from $25.4 million in 2007 while the gross margin was 28.0 percent and 18.0 percent, respectively. The higher gross profit and margin was due mainly to an $8.2 million decrease in the gross loss from mobile navigation/GPS products as reflected below:

	Mobile Navigation/ GPS Products Gross Profit (Loss)(1)	Other Products Gross Profit (Loss)	Total Gross Profit (Loss)
	(in thousands)
2008 gross profit (loss)	$(164)	$31,161	$30,997
2007 gross profit (loss)	(8,453)	33,899	25,446

Increase (decrease)	$8,289	$(2,738)	$5,551

2008 gross margin	-134.4%	28.1%	28.0%
2007 gross margin	-90.2%	25.7%	18.0%

(1)
Expenses for 2008 and 2007 were those estimated to be directly related to the mobile navigation/GPS products and would not have been incurred absent sale of these products.

The lower gross loss in 2008 for mobile navigation/GPS was primarily due to $7.5 million charged in 2007 to cost of sales for the change in the Company's North American mobile navigation strategy as previously discussed. The $7.5 million cost of sales charge, which reduced the Cobra segment gross margin by 5.4 points, is summarized below (in thousands):

Product warranty and liquidation reserves	$3,008
Product software impairment	2,622
Tooling, packaging and parts write-downs	1,243
Inventory write-downs	676

Charged to cost of sales	$7,549

Excluding the mobile navigation/GPS gross losses in 2008 and 2007, Cobra's gross margin would have increased to 28.1 percent in 2008 from 25.7 percent in 2007. Responsible for the increase were improved gross margins for all of Cobra's core domestic products, principally because of the sale of new, higher margin products, as well as improved inventory management which reduced obsolete inventory and airfreight expenses.

Selling, general and administrative expenses for the Cobra segment decreased $4.8 million, or 14.3 percent, to $29.0 million in 2008 from $33.8 million in 2007 and, as a percentage of net sales, were 26.2 percent and 24.0 percent, respectively. Almost half of the decrease was due to lower variable selling cost because of the decline in sales. The remainder of the decrease was due to lower professional fees, especially accounting and tax fees which were higher in 2007 because of the PPL acquisition and compliance with new accounting rules as well as legal fees that declined because of the elimination of mobile navigation patent work, and lower fixed sales and marketing cost due to headcount reductions and lower travel. Operating costs at CEEL also declined because of a reduction in headcount and the favorable impact of a weaker euro.

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

Performance Products Limited Business Segment

PPL's net sales decreased in 2008 by $856,000, or 5.8 percent, to $13.9 million from $14.8 million in 2007. Impacting net sales in 2008 was the weakening of the British pound sterling, which reduced net sales in 2008 by approximately $762,000. In addition, sales in the third and fourth quarters were adversely impacted by the significant decline in the UK economy. First-time sales of SD cards for smartphones offset lower sales of GPS-enabled speed camera location detectors that declined because of a production problem for one popular model during the first half of 2008, which has since been overcome. Sales of personal navigation products increased due to the introduction of the first dedicated portable truck satellite navigation system for professional drivers that use satellite navigation technology to incorporate width, height and weight limits to create truck friendly routes.

Gross profit increased $1.2 million to $7.2 million, or 51.6 percent, in 2008 from the $6.0 million, or 40.4 percent, for the prior year. The increase in gross margin was due primarily to a mix impact as higher-margin sales of data (download fees and SD cards for smartphones) accounted for a larger portion of PPL's 2008 revenue.

Selling, general and administrative expenses declined in 2008 by $633,000, or 10.9 percent, to $5.2 million from $5.8 million in 2007. Expressed as a percentage of net sales, selling, general and administrative expenses were 37.3 percent for 2008 compared to 39.4 percent for 2007. The decrease in selling, general and administrative expenses was due mainly to the weaker British pound sterling as discussed above.

The Company's annual impairment review as of October 1, 2008 was superseded by continued degradation of the financial markets and the Company's stock price. The Company's low stock price in relation to book value triggered an impairment review of the goodwill associated with the PPL acquisition as of December 31, 2008. Based on the year-end reconciliation of the book value to market capitalization, a $20.1 million impairment charge was recorded in the fourth quarter of 2008.

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

Beginning with 2009, the Company's intent is to repatriate CEEL's future earnings for use for other corporate purposes, which will increase the Company's effective tax on these earnings to reflect the higher U.S. rate.

Liquidity and Capital Resources

On February 15, 2008, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with The Private Bank and Trust Company, as lender and agent, and RBS Citizens, N.A. for a $5.7 million term loan facility and a $40 million revolving credit facility. Both facilities mature on October 19, 2011 and replaced the previous credit agreement.

At December 31, 2009, the Company had interest bearing debt outstanding of $17.9 million, consisting of the $3.1 million term loan and $14.8 million in the revolver. As of December 31, 2009, availability was approximately $4.9 million under the revolving credit line based on the asset advance formulas.

On August 13, 2009, the Company entered into an amendment to the Loan Agreement. Pursuant to the amendment, the lenders waived the failure of the Company to comply as of June 30, 2009 with the financial covenants set forth in the Loan Agreement relating to Total Debt to EBITDA Ratio (as defined in the Loan Agreement) and Fixed Charge Coverage Ratio (as defined in the Loan Agreement). In addition, the amendment decreased the maximum principal amount available to be borrowed by the Company pursuant to the revolving credit facility under the Loan Agreement from $40 million to $28 million. The Company paid an amendment fee of $159,150, as well as certain fees and expenses, in connection with the execution of the amendment. The amendment also amended the covenants set forth in the Loan Agreement to provide for the following financial covenants: minimum fixed charge coverage at revised levels from those contained in the Loan Agreement; minimum cumulative EBITDA; and minimum tangible net worth.

Due to the continued impact of the global economic downturn and the preference of retail and distribution customers to defer third quarter purchases to the fourth quarter, the Company did not satisfy the financial covenants under the Loan Agreement for the third quarter of 2009. On November 2, 2009, the Company and the lenders under the Loan Agreement entered into an amendment to the Loan Agreement. Pursuant to the amendment, which was effective as of October 24, 2009, the lenders waived the covenant violations. The Company paid an amendment fee of $50,000, as well as certain fees and expenses of the lenders, in connection with execution of the amendment. As amended, the Loan Agreement requires lockbox agreements, which provide for all Company receipts to be swept daily to reduce borrowings outstanding under the revolving credit facility. These agreements, combined with the existence of a material adverse change ("MAC") clause in the Loan Agreement, result in the Revolving Credit Facility being classified as a current liability. The Company does not expect to repay, or be required to repay, within one year, the balance of its revolving credit facility, which has a final expiration date of October 19, 2011. The MAC clause, which is a common requirement in commercial credit agreements, allows the lender to require the loan to become due if there has been a material adverse change in the Company's financial condition, operations or other status. The classification of the revolving credit facility as a current liability results only because of the combination of the lockbox agreements and the MAC clause.

As a result of three key accounts deferring sales to early 2010, the Company violated the minimum EBITDA loan covenant for the fourth quarter of 2009 but was in compliance with the fixed charge coverage and tangible net worth covenants. On March 12, 2010, the Company and the lenders under the Loan Agreement entered into an amendment to the Loan Agreement. Pursuant to the amendment, which was effective as of March 9, 2010, the lenders waived the covenant violation. The Company paid an amendment fee of $50,000, as well as certain fees and expenses of the lenders, in connection with execution of the amendment. The amendment also decreased the maximum principal amount available to be borrowed by the Company pursuant to the revolving credit facility under the Loan Agreement from $28 million to $23 million and eliminated the minimum cumulative EBITDA covenant. Commencing December 31, 2010, the loan commitment will be reduced to $20 million. The amendment provides for two covenants, fixed charge coverage and tangible net worth. The fixed charge coverage covenant requires that the Company maintain a Fixed Charge Coverage

Ratio of 1.0 for the three quarter period ending March 31, 2010 and for the four quarter period ending June 30, 2010 and a Fixed Charge Coverage Ratio of 1.1 for each rolling four quarter period thereafter. As of December 31, 2009, the Fixed Charge Coverage Ratio for the two quarter period ending on that date was 2.14. The tangible net worth covenant requires the Company to maintain tangible net worth as of the end of each quarter to $13.4 million, an amount based on 90% of the Company's tangible net worth as of June 30, 2009, plus 50 percent of consolidated net income (but with no reduction for net losses) for each quarter that preceded that quarter being measured, excluding any gains or losses associated with the cash surrender value of life insurance. As of December 31, 2009, the Company had tangible net worth of $15.3 million as compared to a minimum requirement of $14.3 million.

Interest on amounts borrowed under the Loan Agreement is based on the prime rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined based on the Total Debt to EBITDA Ratio for the prior four quarters, with the further requirement that qualifying for a reduction from the currently stipulated applicable margin requires that the Company achieve the designated Total Debt to EBITDA ratio for two consecutive quarters. The applicable margin based on the Total Debt to EBITDA Ratio of the Company as of September 30, 2009 was 2.0 percent for prime rate loans and 4.5 percent for LIBOR loans. Availability under the revolving credit facility is calculated based on a borrowing base formula that includes 75 percent of eligible accounts receivable, the lesser of 60 percent of lower of cost or market value of eligible inventory or 85 percent of the appraised orderly liquidation value of eligible inventory, and 60 percent of commercial letters of credit issued for the purchase of inventory, subject to certain limitations and to reserves established at the lenders' discretion including but not limited to an availability reserve of $2.5 million through September 30, 2009 and $3.0 million thereafter. The Loan Agreement requires an inventory appraisal, when deemed necessary by the lender, the results of which could lead to a reduction in the availability based on inventory. The inventory appraisal conducted as of June 30, 2009 did not affect credit availability. The revolving credit facility continues to be subject to an unused line fee of 0.5 percent and the term loan under the Loan Agreement is subject to quarterly principal payments by the Company of $310,000 for the quarter ending September 30, 2009 and $440,000 for each quarter thereafter through September 30, 2011. The term of the Loan Agreement continues to extend until October 19, 2011. Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company except for equity interests in the non-U.S. subsidiaries.

On October 20, 2006, Cobra Electronics UK Limited, a wholly-owned subsidiary of the Company, completed the acquisition of 100 percent of the issued and outstanding share capital of PPL. Under the acquisition agreement, the purchase price for the issued share capital of PPL consisted of $21.2 million paid in cash at the closing of the transaction. The former shareholders of PPL were eligible to receive additional cash consideration of up to approximately $6.5 million based on the achievement of certain performance targets by PPL for the twelve-month period ended March 31, 2007 (the first earn-out period) and up to approximately $9.4 million for the fourteen-month period ended May 31, 2008 (the second earn-out period). No additional consideration was paid to the former shareholders for the first earn-out period; the former shareholders were eligible to recapture all or a portion of this first earn-out payment should the performance in the second earn-out period exceed the performance targets established for the payment of the entire second earn-out. Additionally, the former shareholders could have earned additional consideration if the performance of PPL exceeded certain cumulative targets for the combined earn-out periods. The second and final earn-out period in connection with the purchase agreement concluded on May 31, 2008. The aggregate amount of the final earn-out payment, which totaled $8.5 million, was paid to the former shareholders on October 20, 2008 and was recorded as additional purchase price in goodwill.

Net cash flows provided by operating activities were $1.3 million for the year ended December 31, 2009, compared to $15.0 million of net cash provided by operating activities in 2008. Significant net cash inflows from operations and non-cash add-backs included the add-back of non-cash charges of $3.9 million for depreciation and amortization and $8.4 million for the deferred income taxes valuation allowance, an increase in accounts payable of $4.4 million and a decrease in inventories of $1.6 million. These cash inflows were partially offset by an increase in receivables of $3.9 million, an increase in other assets of $1.6 million and a gain on cash surrender value (CSV) life insurance of $743,000.

$2.7 million of the depreciation and amortization related to the Cobra segment included $1.2 million of fixed asset depreciation, $946,000 of intangible amortization and $517,000 of prepaid amortization. For the PPL segment, depreciation and amortization amounted to $1.2 million and included $909,000 of amortization for intangibles and other assets that resulted from the allocation of the purchase price, and $301,000 of fixed asset depreciation. The increase in accounts payable was due to an increase in inventory that was in transit but not paid for at December 31, 2009 as well as more favorable payment terms from a major supplier. The decrease in inventories was due to strong sales in the fourth quarter of 2009 and management's efforts to carefully manage inventory levels in an uncertain economy. The increase in accounts receivables was due mainly to $4.5 million of higher net sales for the fourth quarter of 2009 compared to the fourth quarter of 2008. The increase in other assets was mainly due to higher receivables at several vendors as a result of an increase in inventory returned to these vendors for partial credits against similar, new models as well as more spending on world-wide trademark registrations and patents relating to the Company's newer products such as AURA and Bluetooth products. The $743,000 gain on the cash surrender value of life insurance, owned by the Company for the purpose of recovering the cost of deferred compensation programs for several current and former officers, was generated as the investment vehicles in which the cash was invested increased in value in line with the overall financial markets.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2010 to fund its working capital needs.

Net cash used in investing activities amounted to $1.4 million in 2009, primarily for tooling.

Net cash provided by financing activities amounted to $198,000, primarily for the advances of bank borrowings.

The Company believes that for the foreseeable future, it will be able to continue to fund its operations with cash generated from operations using existing or similar future bank credit agreements to fund its seasonal working capital needs. The Company expects to be in compliance with its debt covenants in 2010.

  Contractual Commitments

The payments for the Company's contractual commitments at December 31, 2009 were as follows:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Capital lease	$108	$48	$60	$—	$—
Operating leases	2,125	537	702	481	405
Purchase obligations (a)	18,393	18,049	344	—	—
Employment agreement obligations	405	50	355	—	—
Obligations under FIN 48	147	147
Deferred compensation	6,840	68	636	1,399	4,737
Term loan (b)	3,294	1,935	1,359	—	—
Revolving loan (b)	16,292	859	15,433	—	—

Total	$47,604	$21,693	$18,889	$1,880	$5,142

(a)
Purchase obligations include commitments to purchase goods or services of either a fixed or minimum quantity including open purchase orders for finished goods of $17,679.

(b)
Includes interest of $214 for the term loan and interest of $1,503 for the revolving loan

  Critical Accounting Policies and Estimates

The Company's significant accounting policies are discussed in the notes to the consolidated financial statements. The application of certain of these policies requires significant judgments or a historical based estimation process that can affect the results of operations and financial position of the Company as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts ultimately differ from previous estimates, the revisions are included in the Company's results of operations for the period in which the actual amounts become known.

Critical accounting policies generally consist of those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions. The accounting policies and estimates that may have a significant impact upon the operating results, financial position and footnote disclosures of the Company are as follows:

  Revenue Recognition.  Revenue from the sale of goods is recognized at the time of shipment, except for revenue from sales of products to certain customers whose contractual terms specify FOB destination. Revenue from sales of products to these customers is recognized at the estimated time of receipt by the customer when title and risk of loss would pass to the customer. Obligations for sales returns and allowances and product warranties are recognized at the time of sale on an accrual basis as described in the policies for Sales Returns Reserve and Warranty Reserve. The Company bundles AURA database subscriptions with certain detection and navigation products and classifies the database subscription as deferred revenue. Additionally, prepaid subscriptions to the AURA database are classified as deferred revenue. The deferred subscription revenue is recognized into income over the applicable subscription period.

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

  Warranty Reserve.  The Company generally provides a one year consumer warranty for its products and also allows its customers to return product that has been returned by their customers. Consequently, the Company maintains a warranty reserve, which reflects historical return rates by product category multiplied by the most recent six months of unit sales and the unit standard cost of each model. The Company uses the most recent six months of unit sales in its estimate, as historical experience indicates that most returns will occur within six months of the Company's original sale date. Therefore, judgments must be made based on historical return rates and how the returned product will be disposed of, either by liquidation or return to vendors for credit on new purchases. This reserve may vary based upon the level of sales and changes in historical return rates from quarter to quarter as well as estimated costs of disposal, either liquidation prices or the credit given by vendors.

  Liquidation Reserve.  The Company maintains a liquidation reserve representing the write-down of returned product from our customers to its net realizable value. Returned inventory is either sold to various liquidators or returned to vendors for partial credit against similar, new models; this decision depends upon the estimated future demand for the models. Judgments are made as to whether various models are to be liquidated or returned to the vendor, taking into consideration the liquidation prices expected to be received and the amount of vendor credit. The amount of the reserve is determined by comparing the cost of each unit returned to the estimated amount to be realized upon each unit's disposition, either from returning the unit to the vendor for credit towards the cost of new, similar product or liquidating the unit. This reserve can fluctuate significantly from quarter to quarter depending upon quantities of returned inventory on hand and the estimated liquidation price or vendor credit per unit.

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

  Advertising and Sales Promotion Accrual.  The advertising and sales promotion accrual reflects amounts provided to retailers and distributors for advertising and sales promotions. Customer programs, generally agreed to at the beginning of each year, are mainly variable programs dependent on sales and may be revised during the course of the year, based upon a customer's projected sales and other factors, such as new promotional opportunities. Accruals are made monthly for each customer by multiplying the customer's estimated program accrual percentage by the customer's actual sales. Therefore, this accrual will vary quarter to quarter depending on a given quarter's sales and the sales mix of customers. In addition, should a customer significantly exceed or fall short of its planned program sales, negotiate changes to the term of the existing programs or add new ones, adjustments may need to be made to the customer's estimated program accrual percentage due to certain minimum and/or maximum sales thresholds in such customer's programs. Periodic adjustments may also be necessary for unused customer funds.

  Deferred Compensation.  Obligations under the deferred compensation plans which are non-qualified defined benefit plans and annual deferred compensation expense are determined by a number of assumptions. Key assumptions in the determination of obligations under the deferred compensation plans and annual deferred compensation expense include the discount rate and anticipated compensation for each individual covered by the plans, which in part is dependent upon the anticipated future profitability of the Company. The discount rate for 2009 and 2008 was 7 percent. The compensation increase assumptions are based on historical experience and anticipated future performance. The Company maintains life insurance policies for certain current and former executives to provide funding for future obligations.

  Software Related to Products to be Sold.  The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell, mainly mobile navigation products. Coding and related costs incurred after technological feasibility of the software has been established and a working model of the product developed are capitalized and deferred as intangible assets. Capitalized costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the estimated product life cycle. Software related intangible assets are reviewed at each balance sheet date for possible impairment. If such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value.

  Goodwill and Other Intangible Assets.  The Company evaluates goodwill for impairment on an annual basis or if impairment indicators exist. For goodwill, the evaluation requires a comparison of estimated fair value of PPL reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the fair value of that reporting unit, the carrying value of the reporting unit's goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge.

  The fair values used in the impairment evaluation are estimated based upon discounted future cash flow projections and comparisons with comparable companies as well as the Company's market capitalization. Due to the Company's low market capitalization at December 31, 2008, a goodwill impairment evaluation indicated that the entire goodwill balance was impaired and resulted in a fourth quarter charge of $20.1 million. Intangible assets subject to amortization are evaluated for impairment whenever events or circumstances indicate that the carrying amount of an amortizable intangible asset may not be recoverable. If impairment indicators exist for an amortizable intangible asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If the projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If the projection of undiscounted cash flows is less than the carrying value of the intangible asset, an impairment charge is recorded to reduce the intangible asset to its fair value.

  Income Taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning and strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the more likely than not criteria. Due to the operating results for 2009, the expected continuation of a global recession and the absence of tax planning strategies to generate a sufficient level of taxable income, management concluded the full realization of the deferred tax assets within a reasonable time horizon did not satisfy the more likely than not realization criteria. Accordingly, the Company established a $9.6 million deferred tax valuation allowance for its U.S. operation in the second quarter of 2009. The valuation allowance is a non-cash charge that does not preclude the Company from fully realizing the net deferred tax assets in the future. At December 31, 2009 the deferred tax valuation allowance totaled $8.4 million.

  We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

  Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. Through 2008, the Company had not recorded deferred income taxes on the undistributed earnings of its Irish subsidiary because of the Company's intent to indefinitely reinvest such earnings. As of December 31, 2008, U.S. income taxes have not been provided on a cumulative total of $1.8 million of such earnings. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. Beginning in 2009, the Company intended to repatriate the future earnings of its Irish subsidiary (CEEL), which will increase the Company's effective tax on these earnings to reflect the higher U.S. tax rate once the prior year's net operating loss is utilized and the valuation allowance is reversed. However, since CEEL generated an operating loss for 2009, no funds were repatriated to the U.S. in 2009.

The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States. Refer to Note 1 to the Company's consolidated financial statements included under Item 8 of the Annual Report on Form 10-K, which is incorporated herein by reference, for more information with respect to the Company's significant accounting policies.

  Recently Issued Accounting Standards

Please refer to Note 2 in the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference, for further information on the Company's new accounting standards.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risks related to changes in foreign currency exchange risks and interest rates are inherent to the Company's operations. Changes to these factors could cause fluctuations in the Company's net earnings, cash flows and the fair values of financial instruments subject to market risks. The Company identifies these risks and mitigates the financial impact with hedging and interest rate swaps.

Debt incurred under a revolving loan agreement with a balance of $10.8 million as of December 31, 2009 is priced at an interest rate that floats with the market. Therefore, the fair value of this debt is not significantly affected by changes in the interest rate market. A 50 basis point movement in the floating debt rate would result in approximately a $54,000 increase or decrease in interest expense and cash flows. Also, the Company has $7.1 million of debt as of December 31, 2009 with a rate of interest that is fixed as a result of an interest rate swap. Accordingly, fair value of this fixed-rate debt can be significantly affected by changes in the interest rate market.

The Company's suppliers are located in China, Hong Kong and South Korea. The Company historically has negotiated substantially all of its purchases in U.S. dollars and, in the case of PPL, uses forward contracts to purchase dollars at a fixed exchange rate to the British pound sterling. The Company considers opportunities to make purchases in other currencies, such as euros, to the extent that doing so would be advantageous in light of currency fluctuations involving the U.S. dollar and other currencies.

In 2009, approximately 24.2 percent of the Company's sales were outside the United States, principally in Europe and Canada, compared to 28.1 percent in 2008. The Company minimizes the foreign currency exchange rate risk associated with relationships outside of the United States by conducting nearly all of its transactions in U.S. dollars, except for some billings of its European business, which are conducted in euros and the billings of PPL which are primarily in British pound sterling. The Company does not use derivative financial or commodity instruments for trading or speculative purposes, however, forward contracts are occasionally used for hedging a portion of the Company's European business' euro denominated transactions and hedging dollar purchases for PPL. Please refer to Notes 9 and 10 in the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference, for further information on the Company's financial instruments and derivatives. Since the Company did not have any open foreign exchange contracts at December 31, 2009, the impact of a 10 percent movement in the U.S. dollar/pound sterling/euro exchange rates is not applicable.

  Forward-Looking Statements

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found at Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the SEC, press releases, or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, liquidity, plans for acquisitions or sales of assets or businesses, plans relating to products or services, assessments of materiality, expansion into international markets, growth trends in the consumer electronics business, technological and market developments in the consumer electronics business, the availability of new consumer electronics products and predictions of future events, as well as assumptions relating to these statements. In addition, when used in this report, the words "anticipates," "believes," "should," "estimates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

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

•
impairment of intangible assets due to market conditions and/or the Company's operating results;

•
changes in law;

•
ability to successfully integrate acquisitions; and

•
other risk factors, which may be detailed from time to time in the Company's SEC filings.

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

Item 8.    Financial Statements and Supplementary Data

Financial statements are included in this Annual Report on Form 10-K, as indicated in the index on page 53.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Cobra Electronics Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cobra Electronics Corporation (a Delaware corporation) and Subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cobra Electronics Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois
March 15, 2010

CONSOLIDATED STATEMENTS OF OPERATIONS
Cobra Electronics Corporation
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)

	2009	2008	2007
Net sales	$105,229	$124,745	$155,935
Cost of sales	78,853	86,576	124,534

Gross profit	26,376	38,169	31,401
Selling, general and administrative expense	30,066	34,175	39,634
Impairment of goodwill	—	20,084	—

Loss from operations	(3,690)	(16,090)	(8,233)
Interest expense	928	997	1,655
Other (income) expense	(1,110)	1,143	(1,089)

Loss before income taxes	(3,508)	(18,230)	(8,799)
Tax provision (benefit)	6,762	598	(4,396)
Less non-controlling interest	2	11	19

Net loss	$(10,272)	$(18,839)	$(4,422)

Net loss per common share:
Basic	$(1.59)	$(2.91)	$(0.68)
Diluted	$(1.59)	$(2.91)	$(0.68)
Weighted average shares outstanding:
Basic	6,471	6,471	6,458
Diluted	6,471	6,471	6,458
Dividends declared and paid per common share	$—	$0.16	$0.16

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
Cobra Electronics Corporation
December 31, 2009 and 2008
(In Thousands Except Share Data)

	2009	2008
ASSETS
Current assets:
Cash	$1,405	$1,985
Receivables, net of allowance for claims and doubtful accounts of $103 in 2009 and $107 in 2008	22,095	18,017
Inventories, primarily finished goods, net	26,198	27,464
Deferred income taxes, current	—	6,130
Prepaid assets	2,438	1,705
Other current assets	1,523	1,497

Total current assets	53,659	56,798
Property, plant and equipment, at cost:
Buildings and improvements	5,707	5,996
Tooling and equipment	17,746	21,512

	23,453	27,508
Accumulated depreciation	(18,318)	(21,962)
Land	230	230

Property, plant and equipment, net	5,365	5,776
Other assets:
Cash surrender value of life insurance policies	4,051	3,034
Deferred income taxes, non-current	1,717	2,004
Intangible assets	10,769	11,218
Other assets	142	168

Total other assets	16,679	16,424

Total assets	$75,703	$78,998

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term bank debt	$16,549	$1,370
Accounts payable	7,427	2,923
Accrued salaries and commissions	902	1,124
Accrued advertising and sales promotion costs	1,392	1,174
Accrued product warranty costs	857	897
Accrued income taxes	73	495
Deferred income taxes, current	1,728	—
Other accrued liabilities	2,524	2,584

Total current liabilities	31,452	10,567

Non-current liabilities:
Long-term bank debt, net of current maturities	1,320	16,301
Deferred compensation	6,772	6,516
Deferred income taxes	1,935	1,983
Other long-term liabilities	961	1,077

Total non-current liabilities	10,988	25,877

Total liabilities	42,440	36,444
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $1 par value 1,000,000 shares authorized	—	—
None issued
Common stock, $.33 1/3 par value	2,345	2,345
12,000,000 shares authorized
7,039,100 shares issued
6,471,280 shares outstanding
Paid-in capital	20,583	20,354
Retained earnings	16,033	26,305
Accumulated comprehensive income	(1,889)	(2,637)

	37,072	46,367
Treasury stock, at cost (567,820 shares)	(3,837)	(3,837)

Total shareholders' equity — Cobra	33,235	42,530
Non-controlling interest	28	24

Total equity	33,263	42,554

Total liabilities and shareholders' equity	$75,703	$78,998

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Cobra Electronics Corporation
Years Ended December 31, 2009, 2008 and 2007
(In Thousands)

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(10,272)	$(18,839)	$(4,422)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	3,883	5,296	7,925
Tax valuation allowance	8,382	—	—
Goodwill impairment	—	20,084	—
Impairment — product software, tooling and packaging	—	266	3,031
Deferred income taxes	(285)	(1,005)	(3,251)
Loss (gain) on cash surrender value (CSV) life insurance	(743)	1,558	(17)
Stock-based compensation	229	253	223
Loss on sale of assets	36	—	—
Tax benefit from stock options exercised	—	—	99
Non-controlling interests	2	11	(19)
Changes in assets and liabilities:
Receivables	(3,943)	8,329	1,629
Inventories	1,613	4,250	(3,720)
Other current assets	(1,030)	1,162	681
Other long-term assets	(520)	1,888	(2,456)
Accounts payable	4,421	(4,142)	1,128
Accrued income taxes	(427)	157	(2,029)
Accrued liabilities	(108)	(4,357)	843
Deferred compensation	256	195	463
Deferred income	(377)	(310)	(749)
Other long-term liabilities	188	212	(409)

Net cash provided by (used in) operating activities	1,305	15,008	(1,050)

Cash flows from investing activities:
Capital expenditures	(1,095)	(1,166)	(1,558)
Premiums on CSV life insurance	(274)	(312)	(295)
Purchase of Performance Products Limited	—	(8,464)	—

Net cash used in investing activities	(1,369)	(9,942)	(1,853)

Cash flows from financing activities:
Bank borrowings	198	(2,314)	3,311
Dividends paid to shareholders	—	(1,035)	(1,031)
Transactions related to exercise of stock options, net	—	—	288
Other	—	—	29

Net cash provided by (used in) financing activities	198	(3,349)	2,597

Effect of exchange rate changes on cash and cash equivalents	(714)	(1,592)	288

Net (decrease) increase in cash	(580)	125	(18)
Cash at beginning of year	1,985	1,860	1,878

Cash at end of year	$1,405	$1,985	$1,860

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$936	$1,008	$1,873
Income taxes, net of refunds	$(449)	$(314)	$1,533

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
Cobra Electronics Corporation
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Share Data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance — January 1, 2007	$2,345	$19,824	$51,584	$11	$(3,995)	$69,769
Comprehensive income (loss):
Net loss	—	—	(4,422)	—	—	(4,422)
Accumulated other comprehensive income —						—
Foreign currency translation adjustment	—	—	—	227	—	227
Interest rate swap, net of tax expense of $87	—	—	—	89	—	89

Total comprehensive loss						(4,106)
Dividends to shareholders	—	—	(1,031)	—	—	(1,031)
Stock compensation expense	—	223	—	—	—	223
Other	—	—	48	—	—	48
Purchase 30,329 shares of treasury stock	—	—	—	—	(292)	(292)
Transactions related to exercise of 68,171 options, net	—	(45)	—	—	450	405
Tax benefit from stock options exercised	—	99	—	—	—	99

Balance — December 31, 2007	2,345	20,101	46,179	327	(3,837)	65,115
Comprehensive income (loss):
Net loss	—	—	(18,839)	—	—	(18,839)
Accumulated other comprehensive income —						—
Foreign currency translation adjustment	—	—	—	(2,700)	—	(2,700)
Interest rate swap, net of tax benefit of $203	—	—	—	(264)	—	(264)

Total comprehensive loss						(21,803)
Dividends to shareholders	—	—	(1,035)	—	—	(1,035)
Stock compensation expense	—	253	—	—	—	253

Balance — December 31, 2008	2,345	20,354	26,305	(2,637)	(3,837)	42,530
Comprehensive income (loss):
Net loss	—	—	(10,272)	—	—	(10,272)
Accumulated other comprehensive income —
Foreign currency translation adjustment	—	—	—	877	—	877
Interest rate swap, no tax benefit	—	—	—	(129)	—	(129)

Total comprehensive loss						(9,524)
Stock compensation expense	—	229	—	—	—	229

Balance — December 31, 2009	$2,345	$20,583	$16,033	$(1,889)	$(3,837)	$33,235

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cobra Electronics Corporation

Years ended December 31, 2009, 2008 and 2007

(1) Summary of Significant Accounting Policies

Business — Cobra designs and markets consumer electronics products, which it sells primarily under the Cobra brand name principally in the United States, Canada and Europe. Effective October 20, 2006, the Company acquired Performance Products Limited ("PPL") which sells its products under the Snooper tradename, principally in the United Kingdom, as well as elsewhere in Europe. A majority of the Company's products are purchased from overseas suppliers, primarily in China, Hong Kong and South Korea. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company's business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier's inability to fulfill its commitments to the Company.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated entities are collectively referred to as the "Company". All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications — Prepaid packaging and outside design costs were reclassified from other current assets to prepaid assets for the periods presented in the consolidated financial statements included in this Form 10-K. The non-controlling interest reported in the Consolidated Balance Sheet as of December 31, 2009 is presented in accordance with the accounting guidance for Non-Controlling Interests.

Translation of Foreign Currency — Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year- end. Revenues and expenses are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions and the related tax effects are reflected in net earnings. The resulting translation adjustments are included in stockholders' equity as a component of accumulated comprehensive income.

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

Revenue Recognition — Revenue from the sale of goods is recognized at the time of shipment, except for revenue from sales of products to certain customers whose contractual terms specify FOB destination. Revenue from sales of products to these customers is recognized at the estimated time of receipt by the customer when title and risk of loss would pass to the customer. Obligations for sales returns and allowances and product warranties are recognized at the time of sale on an accrual basis as described in the policies for Sales Returns Reserve and Warranty Reserve. The Company bundles AURA database subscriptions with certain detection and navigation products and classifies the database subscription as deferred revenue. Additionally, prepaid subscriptions to the AURA database are classified as deferred revenue. The deferred subscription revenue is recognized into income over the applicable subscription period.

Shipping & Handling — Shipping and handling costs are included in cost of goods sold, and the amounts invoiced to customers relating to shipping and handling are included in net sales.

Sales Tax — Sales tax is reported on a net basis in the consolidated financial statements.

Advertising and Sales Promotion Expenses — These costs reflect amounts provided to retailers and distributors for advertising and sales promotions and are expensed as incurred. Customer programs, generally agreed to at the beginning of each year, are mainly variable programs dependent on sales and special promotional events. These customer programs may be revised during the course of the year, based upon a customer's projected sales and other factors, such as new, or changes to existing, promotional programs. Customer programs are accounted for as either a reduction of revenue or an operating expense. Advertising and sales promotion expenses for the years ended December 31, 2009, 2008 and 2007 totaled $6.2 million, $7.6 million and $9.7 million, respectively.

Research, Engineering and Product Development Expenditures — Research and product development expenditures, as well as the non-capitalized engineering costs, are expensed as incurred and amounted to $1.8 million in 2009, $2.2 million in 2008 and $2.2 million in 2007.

Stock Based Compensation — The Company estimates the fair value of the stock option on the grant date using the Black-Scholes-Merton option pricing model and assumptions for expected price volatility, option term, risk-free interest rate and dividend yield and forfeitures. Expected price volatilities are based on historical volatilities of the Company's stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of the stock based compensation is recognized on a straight-line basis over the requisite service period.

Income Taxes — Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning and strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the more likely than not realization criteria.

Comprehensive Income (Loss) — Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the years ended December 31, 2009, 2008 and 2007, other comprehensive income (loss) includes the foreign currency translation adjustment and the net of tax impact of an interest rate swap when applicable.

Accounts Receivable — The majority of the Company's accounts receivable are due from retailers and two-step distributors. Credit is extended based on an evaluation of a customer's financial condition, including, at times the availability of credit insurance, and, generally, collateral is not required. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for claims and doubtful accounts.

The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, availability of credit insurance and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable against the allowance for claims and doubtful accounts when they are judged to be uncollectible, and payments subsequently received on such receivables are credited to customer claims or bad debt expense.

Inventories — Inventories are recorded at the lower of cost or market, on a first-in, first-out basis.

Concentration of Credit Risk — The Company has evaluated its concentration of credit risk as it applies both to customers and to the institutions with which it places cash investments.

The Company believes that its concentration of credit risk as it applies to customers is low due to its broad customer base in all regions of the United States, as well as other areas in North America and Europe. Customer concentration is described by those customers that accounted for more than 10 percent of sales as follows: Net sales in 2009 by the Cobra segment to Wal-Mart totaled 15.4 percent of consolidated net sales. In 2008, net sales by the Cobra segment to Wal-Mart totaled 11.2 percent of consolidated net sales and net sales by the Cobra segment to Wal-Mart in 2007 totaled 14.7 percent of consolidated net sales. The Company will selectively use credit insurance for certain accounts in light of management's judgment of credit risk and the expense to acquire such insurance.

The Company places temporary cash investments with institutions of high credit quality. At December 31, 2009 and 2008, the Company had approximately $1.4 million ($900,000 was on deposit in foreign banks) and approximately $2.0 million ($1.8 million was on deposit in foreign banks respectively, on deposit with such financial institutions, of which $658,000 and $1.2 million, respectively, were in excess of amounts insured by the respective governments. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of this concentration. Consequently, no significant concentration of credit risk is considered to exist.

Depreciation — Depreciation of buildings, tooling and equipment is computed using the straight-line method over the following estimated useful lives. Building improvements are depreciated using the straight-line method over the lesser of the useful life or the lease term. Depreciation expense totaled $1.5 million for 2009, $1.9 million for 2008 and $2.3 million for 2007.

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

Intangible assets subject to amortization are evaluated for impairment whenever events or circumstances indicate that the carrying amount of an amortizable intangible asset may not be recoverable. If impairment indicators exist for an amortizable intangible asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If the projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If the projection of undiscounted cash flows is less than the carrying value of the intangible asset, an impairment charge is recorded to reduce the intangible asset to its fair value. Economic conditions in the fourth quarter of 2008 triggered an impairment analysis, however no impairment resulted. The Company recorded impairment charges of $0, $266,000 and $3.0 million, respectively for years ended December 31, 2009, 2008 and 2007. The 2008 impairment charge of $266,000 was related to product software. The 2007 impairment charge included $2.6 million for product software impairment and $409,000 for the write-down of tooling and prepaid assets.

Goodwill and Other Intangible Assets — The Company evaluates goodwill for impairment on an annual basis or if impairment indicators exist. For goodwill, the evaluation requires a comparison of the estimated fair value of PPL to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the fair value of that reporting unit, the carrying value of the reporting unit's goodwill is reduced to its estimated fair value through an adjustment to the goodwill balance, resulting in an impairment charge.

The fair values used in the impairment evaluation are estimated based upon discounted future cash flow projections and comparisons with comparable companies as well as the Company's market capitalization. The Company's annual impairment review as of October 1, 2008 was superseded by continued degradation of the financial markets and the Company's stock price. The Company's low stock price in relation to book value per share triggered an impairment review of the goodwill associated with the PPL acquisition as of December 31, 2008. Based on the year-end reconciliation of the book value to market capitalization, a $20.1 million impairment charge was recorded in the fourth quarter of 2008.

Amortization of intangible assets is computed using the straight-line method over the following weighted average useful lives:

Classification	Life
Internal use software	3 years
ERP internal software system	7 years
Trademarks and tradenames	3-30 years
Patents	17 years
Product software (based on product life cycle)	1-3 years
Enigma Database	5 years
Noncompetition Agreements	3 years
Customer Relationships	10 years

Amortization expense relating to intangible assets subject to amortization totaled $1.9 million in 2009, $2.5 million in 2008 and $3.9 million in 2007.

Software Related to Products Sold — The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell. Coding and related costs incurred after technological feasibility of the software has been established and a working model of the product developed are capitalized and deferred as intangible assets. Capitalized costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the estimated product life cycle. Software related intangible assets are reviewed at each balance sheet date for possible impairment. If such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value.

ERP System Costs — The Company capitalizes certain costs associated with ERP software developed or obtained for internal use. The Company's policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use ERP software. Capitalized costs are classified as intangible assets. Costs associated with preliminary project activities and training are expensed as incurred. Capitalized costs related to ERP software developed or obtained for internal use are amortized over a seven year period on a straight-line basis when the relevant ERP software is placed in service.

Deferred Income — Prepaid subscriptions to the AURA database and AURA database subscriptions bundled with certain detection and navigation products are classified as deferred income. The deferred subscription revenue is recognized over the applicable subscription period. At December 31, 2009 and 2008 the current portion of the deferred income totaled $1.1 million and $1.2 million, respectively, and the long-term portion of the deferred income totaled $227,000 and $430,000, respectively. The current deferred income is classified as other accrued liabilities and the long-term deferred income is classified as other long-term liabilities on the balance sheet.

(2) New Accounting Standards

The FASB issued ASC 810, Consolidation in December 2007. This standard changed the accounting for, and the financial statement presentation of, non-controlling equity interests in a consolidated subsidiary. Application of this standard defined the term non-controlling interests to replace the term minority interests and reports non-controlling interests as a component of the equity of a consolidated entity. The underlying principle of the new standard is that both the controlling interest and the non-controlling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying non-controlling interests as a component of consolidated equity is a change from the prior practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The change affects both the accounting and financial reporting for non-controlling interests in a consolidated subsidiary. ASC 810 includes reporting requirements intended to clearly identify and differentiate the interests of the parent and the interests of the non-controlling owners. The Company adopted ASC 810 on January 1, 2009 and the reporting and disclosure requirements of this standard were applied retrospectively to the prior periods. Adoption of ASC 810 did not have a material effect on the Company's financial position or results of operations.

ASC 815, Derivatives and Hedging Activities was issued in March 2008. This new standard required enhanced disclosures about an entity's derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The Company adopted ASC 815 on January 1, 2009. Since this new standard only required enhanced disclosures, adoption did not affect the Company's financial position or results of operations.

ASC 825, Financial Instruments, was updated in April 2009, amending existing fair value disclosure requirements and requiring fair value disclosures for interim periods. This standard was effective for interim periods ending after June 15, 2009. However, the Company early adopted this standard on January 1, 2009. Since ASC 825 only requires enhanced disclosures, this standard did not affect the Company's financial position or results of operations.

ASC 855, Subsequent Events, was issued in May 2009. This standard which was effective for annual and interim periods ending after June 15, 2009, established the accounting and disclosure standards for events that occur after the balance sheet date but prior to the issuance of financial statements ("subsequent events"). The Company adopted ASC 855 and will evaluate subsequent events through the filing date of its quarterly and annual SEC filings. Adoption of this standard did not affect the Company's financial position or results of operations.

ASC 105, Generally Accepted Accounting Principles, was issued in June 2009. This standard replaced the existing Hierarchy of Generally Accepted Accounting Principles and allowed the FASB Accounting Standards Codification to become the sole source of non-governmental Generally Accepted Accounting Principles ("GAAP"), except for the rules and interpretations of the SEC. ASC 105 became effective for annual and interim periods ending after September 15, 2009. The adoption of this standard did not have a material affect the Company's financial position or results of operations.

Accounting Standards Update ("ASU") 2009-05, Measuring Liabilities at Fair Value, was issued by the FASB in August 2009. This standard amends ASC 820, Fair Value Measurements and Disclosures to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of a liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance on measuring liabilities at fair value is effective for the first interim or annual period beginning after August 28, 2009, with an earlier application permitted. The Company does not believe that the adoption of the amended guidance in ASC 820 will have a material effect on the Company's financial position or results of operations.

ASU 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, was issued by the FASB in October 2009. This standard amends certain guidance in ASC 605, Revenue Recognition. The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables, based on their relative selling price. The amended guidance in ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. Since the Company's accounting had been consistent with the amended Revenue Recognition guidance, the application of ASC 605-25 did not have a material effect on the Company's financial position or results of operations.

ASU 2010-09, Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements issued by the FASB in March 2010. The amendment to the FASB Accounting Standards Codification included in this ASU, among other things, eliminate the requirement that an "SEC filer" (as defined) disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This does not change the requirement that SEC filers evaluate subsequent events through the date the financial statements are issued. The application of ASU 2010-09 did not have a material effect on the Company's financial position or results of operations.

(3) Goodwill Impairment

The Company recorded goodwill of $12.0 million in connection with the acquisition of Performance Products Limited ("PPL") in October 2006. Additional goodwill of $8.5 million resulted from the final earn-out payment to the former PPL shareholders that was recorded in September 2008 and paid in October 2008.

The Company's annual impairment review as of October 1, 2008 was superseded by continued degradation of the financial markets and the Company's stock price. The Company's low stock price in relation to book value triggered an impairment review of the goodwill associated with the PPL acquisition as of December 31, 2008. Due to the on-going challenges in the worldwide economic climate and the continued weakness in the Company's stock price, management conducted an impairment test as of December 31, 2008. Based on management's belief that SEC guidance indicates that goodwill cannot be sustained if the gap between the book value and market price per share cannot be explained by a reasonable control premium, the impairment test reconciled book value to market value per share as part of this analysis. As a result of this reconciliation, the discount rate applied to the forecasted cash flows of PPL was more than doubled from that which was applied in the prior impairment analyses and guideline company metrics were set at the low end of the range as compared to the previous analyses which had set these more in line with the average for comparable companies. These changes in assumptions resulted in the impairment of the goodwill balance at PPL. Consequently, the Company recorded an impairment charge of $20.1 million in the fourth quarter of 2008.

A roll-forward of the goodwill balance follows (in thousands):

Balance at January 1, 2008	$11,997
Translation	(377)
Final earn-out payment	8,464
Impairment charges	(20,084)

Balance at December 31, 2008	$-0-

(4) Segment Information

The Company operates in two business segments (1) Cobra Consumer Electronics ("Cobra") and (2) Performance Products Limited ("PPL"). The Cobra segment is comprised of Cobra Electronics Corporation, Cobra Hong Kong Limited ("CHK") and Cobra Electronics Europe Limited ("CEEL"). The Company has separate sales departments and distribution channels for each segment, which provide all segment exclusive product lines to all customers for that segment. Currently, there are no intersegment sales.

The tabular presentation below sets forth certain financial information regarding the Company's net sales and long-lived assets by geographic area for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31
	2009	2008	2007
	(in thousands)
Net sales
Domestic	$79,752	$89,654	$121,459
International	25,477	35,091	34,476
Long-lived assets
Domestic	$14,016	$14,125	$14,976
International	8,028	8,075	24,003

The tabular presentation below summarizes the financial information by business segment for the years ended December 31, 2009, 2008 and 2007.

	Year ended December 31, 2009			Year ended December 31, 2008			Year ended December 31, 2007
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(in thousands)
STATEMENT OF OPERATIONS
Net sales	$93,305	$11,924	$105,229	$110,846	$13,899	$124,745	$141,180	$14,755	$155,935
Cost of sales	70,613	8,240	78,853	79,849	6,727	86,576	115,734	8,800	124,534

Gross profit	22,692	3,684	26,376	30,997	7,172	38,169	25,446	5,955	31,401
Selling, general and administrative expense	25,921	4,145	30,066	28,994	5,181	34,175	33,820	5,814	39,634
Impairment of goodwill	—	—	—	—	20,084	20,084	—	—	—

(Loss) earnings from from operations	(3,229)	(461)	(3,690)	2,003	(18,093)	(16,090)	(8,374)	141	(8,233)
Interest expense	928	—	928	997	—	997	1,619	36	1,655
Other (income) expense	(561)	(549)	(1,110)	1,565	(422)	1,143	(410)	(679)	(1,089)

(Loss) income before income taxes	(3,596)	88	(3,508)	(559)	(17,671)	(18,230)	(9,583)	784	(8,799)
Tax expense (benefit)	7,035	(273)	6,762	366	232	598	(4,033)	(363)	(4,396)
Non-controlling interest	—	(2)	(2)	—	(11)	(11)	—	(19)	(19)

Net (loss) earnings	$(10,631)	$359	$(10,272)	$(925)	$(17,914)	$(18,839)	$(5,550)	$1,128	$(4,422)

	December 31, 2009			December 31, 2008			December 31, 2007
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(in thousands)
Capital expenditures	$739	$356	$1,095	$1,057	$109	$1,166	$1,198	$360	$1,558
Depreciation and amortization	2,656	1,227	3,883	3,537	1,759	5,296	5,496	2,429	7,925
Impairment	—	—	—	266	20,084	20,350	3,031	—	3,031
Long-lived assets	14,391	7,653	22,044	14,479	7,721	22,200	15,376	23,603	38,979
Total assets	60,693	15,010	75,703	65,923	13,075	78,998	82,294	32,024	114,318

(5) Multiple Element Arrangements

The Company bundles the sale of its PPL trucker navigation and other selected PPL navigation products with ongoing access to its AURA speed camera database in order to allow those customers who so chose, to update their databases for both navigation low bridge height data (perceived as critical to some professional drivers) and speed camera locations. However, in order to receive these updates to these fully functional products, customers must first register on PPL's website. The Company deferred the revenue associated with the ongoing service period, which was considered a separate unit of accounting. Revenues deferred from this arrangement were calculated using the relative fair market value method and amounted to $556,000 at December 31, 2009 and $426,000 at December 31, 2008.

In addition, beginning in 2009, the Company's domestic business began selling products that bundled selected Detection products with ongoing access to the AURA database and a product that bundled the 7700 PRO professional driver navigation product with a three-month access to the AURA database. Revenues deferred from these arrangements were calculated using the relative fair market value method and amounted to $199,000 at December 31, 2009.

(6) Income Taxes

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the enacted tax laws for each applicable tax jurisdiction. The deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Valuation allowances related to deferred taxes are recorded based on the more likely than not realization criteria. The Company reviews the need for a valuation allowance on a quarterly basis for each of its tax jurisdictions. When evaluating the recoverability of future tax benefits, the Company considers the historic operating results, projected operating results and available tax planning strategies, if any.

Due to the operating results for 2009, the expected continuation of a global recession and the absence of tax planning strategies to generate a sufficient level of taxable income, management concluded the full realization of the deferred tax assets within a reasonable time horizon did not satisfy the more likely than not realization criteria. Accordingly, the Company established a $9.6 million deferred tax valuation allowance for its U.S. operation in the second quarter of 2009. The valuation allowance is a non-cash charge that does not preclude the Company from fully realizing the net deferred tax assets in the future. At December 31, 2009 the deferred tax valuation allowance totaled $8.4 million. A deferred tax valuation allowance was not required at December 31, 2008. During 2007, the valuation allowance for CEEL's net operating loss carry-forward was reversed. The net change in the total valuation allowance during the 2007 was $315,000.

The Worker, Homeownership, and Business Assistance Act of 2009, enacted November 6, 2009, allows eligible businesses a one-time election to carry back net operating losses ("NOL") from 2008 or 2009 (but not both) for three, four or five years rather than the standard two years. As result of this one-time opportunity, the Company carried back $4.3 million of 2009's NOL to prior periods and generated a significant portion of the expected federal tax refund totaling $974,000. $1.2 million of 2008's NOL will be carried forward to future periods. The tax benefit for 2008's NOL carryforward will expire in 2028. The Company's NOL for 2007 was carried back to prior periods. At December 31, 2009, the Company had an AMT credit carry forward of $2.4 million which does not expire, to offset against future income tax payments.

Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company has not recorded deferred income taxes on the undistributed earnings of its Irish subsidiary because of the Company's intent to indefinitely reinvest such earnings. As of December 31, 2008, U.S. income taxes have not been provided on a cumulative total of $1.8 million of such earnings. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. Beginning in 2009, the Company intended to repatriate the future earnings of its Irish subsidiary (CEEL), which will increase the Company's effective tax on these earnings to reflect the higher U.S. tax rate once the prior year's net operating loss is utilized and the valuation allowance is reversed. However, since CEEL generated an operating loss for 2009, no funds were repatriated to the U.S. in 2009.

The provision (benefit) for income taxes for the years ended December 31, 2009, 2008 and 2007 consists of:

	2009	2008	2007
	(in thousands)
Current provision (benefit)
Federal	$(936)	$(80)	$(1,459)
State	(165)	(14)	(296)
Foreign	(286)	1,697	443

	(1,387)	1,603	(1,312)

Deferred (benefit) provision
Federal	6,958	170	(1,915)
State	1,228	30	(398)
Foreign	(37)	(1,205)	(771)

	8,149	(1,005)	(3,084)

Total provision (benefit)	$6,762	$598	$(4,396)

A summary of the pre-tax earnings (loss) and tax provision (benefit) for the years ended December 31, 2009, 2008 and 2007 by major taxing jurisdiction follows:

	2009		2008		2007
	Pre-Tax Loss	Tax Provision	Pre-Tax Income (Loss)	Tax Benefit	Pre-Tax Income (Loss)	Tax Benefit
	(in thousands)
United States	$(2,613)	$7,085	$(2,114)	$106	$(10,866)	$(4,068)
Foreign	(895)	(323)	(16,116)	492	2,067	(328)

Total	$(3,508)	$6,762	$(18,230)	$598	$(8,799)	$(4,396)

The statutory federal income tax rate (34 percent) is reconciled to the effective Income tax rate as follows:

	2009	2008	2007
Income taxes at statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal income tax benefit	(2.9)	(0.5)	(4.9)
Foreign operations	(0.5)	1.4	(8.1)
R & D credit	(2.7)	(0.5)	(1.0)
Valuation allowance	239.0	—	(3.6)
Goodwill impairment	—	31.4	—
CSV (gain) loss	(8.0)	3.2	—
Other permanent	2.8	2.5	0.9
Other	(0.9)	(0.2)	0.7

Effective tax rate	192.8%	3.3%	(50.0)%

Deferred tax assets and liabilities by type at December 31, 2009 and 2008 are as follows:

	2009	2008
	(in thousands)
Deferred tax assets:
Sales/receivable reserves	$464	$654
Inventory reserves	890	998
Compensation reserves	2,767	2,605
Accrued promotion expenses	499	438
Warranty reserves	319	335
AMT credit carry-forward	2,425	1,743
R & D expenditures	574	766
Net operating loss carry-forward	1,006	1,332
Other	389	506
Valuation allowance	(8,434)	—

Deferred tax assets	899	9,377

Deferred tax liabilities:
Tax basis difference on PPL assets acquired	(1,946)	(1,983)
Intangible assets	(693)	(852)
Other	(206)	(391)

Deferred tax liabilities	(2,845)	(3,226)

Net deferred tax (liability) asset	$(1,946)	$6,151

Reconciliation of deferred tax to Consolidated Balance Sheets:
Future tax benefit — U.S.	$2,114	$6,130
Valuation allowance — U.S.	(2,114)	—

Current deferred tax asset	—	6,130

Future tax benefit — U.S.	6,320	2,004
Valuation allowance — U.S.	(4,603)	—

Non-current deferred tax asset	1,717	2,004

Future tax liability — Foreign	(11)	—
Valuation allowance — U.S.	(1,717)	—

Current deferred tax liability	(1,728)	—

Non-current deferred tax liability — Foreign	(1,935)	(1,983)

Net deferred tax (liability) asset	$(1,946)	$6,151

A summary of the deferred tax asset/liability by major taxing jurisdiction at December 31, 2009 and 2008 follows:

	2009	2008
	(in thousands)
United States	$—	$8,134
Foreign	(1,946)	(1,983)

Total	$(1,946)	$6,151

Uncertain Tax Positions

The Company evaluates uncertain tax positions for measurement, recognition and derecognition. Interest and penalties are included in the income tax expense. During the year ended December 31, 2009, interest income of $3,000 and reduced penalties of $2,000 were included in the tax expense for 2009. At December 31, 2009 the Company has accrued $9,000 for the payment of interest and $4,000 for the payment of penalties.

A reconciliation of the beginning and ending balances of the unrecognized tax benefit follows (in thousands):

Balance at January 1, 2009	$122
Additions for current year tax positions	25

Balance at December 31, 2009	$147

The total amount of unrecognized tax benefits that would impact the effective tax rate if recognized is $25,000. The total amount of unrecognized tax benefits is not expected to significantly change in the next twelve months.

The federal tax returns for the 2006 to 2009 tax years remain open to examination. State tax returns for the 2000 to 2008 tax years remain open to examination by certain tax jurisdictions. The major foreign jurisdictions where Cobra files tax returns are the United Kingdom and Ireland. The 2007 and 2008 tax years are open to examination in those foreign jurisdictions.

(7) Mobile Navigation Strategy Change

The Company's decision to change its North American mobile navigation strategy resulted in a $7.7 million charge, $7.5 million charged to cost of sales and $133,000 charged to selling, general and administrative expense, in the fourth quarter of 2007. This strategy change limits the future development of mass market mobile navigation products in North America to unique mobile navigation products sold into niche markets with specialized and focused distribution and employs lower cost sourcing arrangements utilizing the platform of Performance Products Limited or that of other qualified vendors. The components of the $7.7 million charge in the fourth quarter of 2007 follows:

Description	Amount
(in thousands)
Product warranty and liquidation reserves	$3,008
Product software impairment	2,622
Tooling, packaging and parts write-downs	1,243
Inventory write-downs	676

Cost of sales — charge	7,549

Severance	83
Prepaid write-offs	50

Selling, general and administrative — charge	133

Total	$7,682

In the second quarter of 2008, the Company incurred a $266,000 product software impairment charge because lower selling prices were anticipated for the remaining mobile navigation units on-hand. The mobile navigation strategy change reserve totaled $250,000 at December 31, 2008 and the Company does not expect future costs to exceed the current reserve balance.

(8) Financing Arrangements

On February 15, 2008, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with The PrivateBank and Trust Company, as lender and agent, and RBS Citizens, N.A., as lender, for a $5.7 million term loan facility and a $40 million revolving credit facility, both of which mature on October 19, 2011. Borrowings under the term loan were used to pay off the balance and close the term loan from the Company's previous credit agreement. Borrowings under the new revolving credit facility were used to pay off and close the previous revolving credit facility and for general corporate purposes. The Loan Agreement replaced the Company's previous credit agreement.

On August 13, 2009, the Company entered into an amendment to the Loan Agreement. Pursuant to the amendment, the lenders waived the failure of the Company to comply as of June 30, 2009 with the financial covenants set forth in the Loan Agreement relating to Total Debt to EBITDA Ratio (as defined in the Loan Agreement) and Fixed Charge Coverage Ratio (as defined in the Loan Agreement). In addition, the Loan Agreement Amendment decreased the maximum principal amount available to be borrowed by the Company pursuant to the revolving credit facility under the Loan Agreement from $40 million to $28 million. The Company paid an amendment fee of $159,150, as well as certain fees and expenses, in connection with the execution of the Loan Agreement Amendment.

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

As a result of three key accounts deferring sales to early 2010, the Company violated the minimum EBITDA loan covenant for the fourth quarter of 2009 but was in compliance with the fixed charge coverage and tangible net worth covenants. On March 12, 2010, the Company and the lenders under the Loan Agreement entered into an amendment to the Loan Agreement. Pursuant to the amendment, which was effective as of March 9, 2010, the lenders waived the covenant violation. The Company paid an amendment fee of $50,000, as well as certain fees and expenses of the lenders, in connection with execution of the amendment. The amendment also decreased the maximum principal amount available to be borrowed by the Company pursuant to the revolving credit facility under the Loan Agreement from $28 million to $23 million and eliminated the minimum cumulative EBITDA covenant. Commencing December 31, 2010, the loan commitment will be reduced to $20 million. The amendment, therefore, provides for two covenants, fixed charge coverage and tangible net worth. The fixed charge coverage covenant requires that the Company maintain a Fixed Charge Coverage Ratio of 1.0 for the three quarter period ending March 31, 2010 and for the four quarter period ending June 30, 2010 and a Fixed Charge Coverage Ratio of 1.1 for each rolling four quarter period thereafter. As of December 31, 2009, the Fixed Charge Coverage Ratio for the two quarter period ending on that date was 2.14. The tangible net worth covenant requires the Company to maintain tangible net worth as of the end of each quarter to $13.4 million, an amount based on 90% of the Company's tangible net worth as of June 30, 2009, plus 50 percent of consolidated net income (but with no reduction for net losses) for each quarter that preceded that quarter being measured, excluding any gains or losses associated with the cash surrender value of life insurance. As of December 31, 2009, the Company had tangible net worth of $15.3 million as compared to a minimum requirement of $14.3 million.

As amended, the Loan Agreement requires lockbox agreements, which provide for all Company receipts to be swept daily to reduce borrowings outstanding under the revolving credit facility. These agreements, combined with the existence of a material adverse change ("MAC") clause in the Loan Agreement, result in the Revolving Credit Facility being classified as a current liability. The Company does not expect to repay, or be required to repay, within one year, the balance of its revolving credit facility, which has a final expiration date of October 19, 2011. The MAC clause, which is a common requirement in commercial credit agreements, allows the lender to require the loan to become due if there has been a material adverse change in the Company's financial condition, operations or other status.

Interest on amounts borrowed under the Loan Agreement is based on the prime rate plus an applicable margin, or LIBOR plus an applicable margin, with the applicable margin being determined based on the Total Debt to EBITDA Ratio for the prior four quarters, with the further requirement that qualifying for a reduction from the currently stipulated applicable margin requires that the Company achieve the designated Total Debt to EBITDA ratio for two consecutive quarters. The applicable margin based on the Total Debt to EBITDA Ratio of the Company as of December 31, 2009 was 2.0 percent for prime rate loans and 4.5 percent for LIBOR loans. Availability under the revolving credit facility is calculated based on a borrowing base formula that includes 75 percent of eligible accounts receivable, the lesser of 60 percent of lower of cost or market value of eligible inventory or 85 percent of the appraised orderly liquidation value of eligible inventory, and 60 percent of commercial letters of credit issued for the purchase of inventory, subject to certain limitations and to reserves established at the lenders' discretion including but not limited to an availability reserve of $2.5 million through September 30, 2009 and $3.0 million thereafter. The Loan Agreement requires an inventory appraisal, when deemed necessary by the lender, the results of which could lead to a reduction in the availability based on inventory. The inventory appraisal conducted as of June 30, 2009 did not affect credit availability. The revolving credit facility continues to be subject to an unused line fee of 0.5 percent and the term loan under the Loan Agreement is subject to quarterly principal payments by the Company of $310,000 for the quarter ending September 30, 2009 and $440,000 for each quarter thereafter through September 30, 2011. The term of the Loan Agreement continues to extend until October 19, 2011. Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company except for equity interests in the non-U.S. subsidiaries.

At December 31, 2009, the Company had interest bearing debt outstanding of $17.9 million, consisting of the $3.1 million term loan and $14.8 million borrowed under the revolving credit facility. As of December 31, 2009, availability was approximately $4.9 million under the revolving credit facility based on the borrowing base formula.

Maximum borrowings outstanding at any month end were $21.6 million and $20.5 million in 2009 and 2008, respectively. Aggregate average daily borrowings outstanding were $19.5 million during 2009 and $17.6 million during 2008, with weighted average interest rates thereon of 4.8 percent and 5.3 percent, for 2009 and 2008, respectively.

Aggregate principal repayments of long-term debt excluding payments on capital lease obligations over the next five years as of December 31, 2009 are as follows:

Year	Term Loan	Revolver	Total
	(in thousands)
2010	$1,760	$—	$1,760
2011	1,320	14,789	16,109
2012	—	—	—

	$3,080	$14,789	$17,869

The year-end interest for the term loan was 7.97 percent at December 31, 2009 and 6.34 percent at December 31, 2008. The year-end interest rate for the portion of revolving loan at prime was 5.25 percent at December 31, 2009 and 2.75 percent at December 31, 2008. The year-end interest for the portion of the revolving loan at LIBOR was 6.17 percent at December 31, 2009 and 2.33 percent at December 31, 2008.

(9) Fair Value of Financial Instruments

The Company's financial instruments include cash, cash surrender value ("CSV") of life insurance policies, accounts receivable, accounts payable, short-term debt, long-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximate their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company's bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit approximate fair value due to the short-term nature of the instrument. The contract value/fair value of the letters of credit was $2.7 million at December 31, 2009 and $2.0 million at December 31, 2008. The carrying value of the CSV for the life insurance approximates fair value and is based on the market value of the underlying investments, which may increase or decrease due to fluctuations in the overall financial markets.

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

ASC 820 defines fair value as the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in ASC 840. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820 are described below:

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

The Company has a derivative contract for an interest rate swap that is valued on a recurring basis using quoted market prices. This financial instrument is exchange-traded and is classified within Level 2 of the fair value hierarchy because the exchange is not deemed to be an active market. The derivative was classified as a long-term liability on the balance sheet. Refer to Note 10 Derivatives, for additional information.

The following table provides the fair value information as of December 31, 2009 and December 31, 2008.

	December 31, 2009			December 31, 2008
		Fair Value			Fair Value
Liabilities	Carrying Amount	Total Fair Value	Significant Other Observable Inputs (Level 2)	Carrying Amount	Total Fair Value	Significant Other Observable Inputs (Level 2)
(In thousands)
Interest rate swap	$420	$420	$420	$291	$291	$291

(10) Derivatives

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

The Company's current hedging activity is limited to foreign currency purchases and an interest rate swap. The purpose of the foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The purpose of the interest rate swap is to fix the interest rate for the term of the revolving and term loans, thereby protecting the Company from future interest rate increases. The interest rate swap represents a cash flow hedge and is recorded at fair value and classified as a non-current liability. Changes in the recorded fair value of the interest rate swap are recorded to other comprehensive income. At March 31, 2009, the existing contract applicable to the term loan with a value of $250,000 was terminated and replaced with a contract applicable to the term loan and a portion of the revolving loan valued at $377,000. The $250,000 value of the terminated liability will be amortized through September 30, 2011.

The Company hedges foreign exchange exposures by entering into various short-term foreign exchange forward contracts. The instruments are carried at fair value in the Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the twelve month periods ending December 31, 2009 and 2008.

At December 31, 2009, the Company did not have any open foreign exchange contracts. The carrying value of the interest rate swap, totaled $420,000 at December 31, 2009 and $291,000 at December 31, 2008.

The fair value of outstanding derivative contracts designated as hedging instruments recorded as liabilities in the accompanying balance sheet were as follows:

		December 31,
Liability Derivative	Balance Sheet Location	2009	2008
		(In thousands)
Interest rate swap	Non-current liability	$420	$291

The effective portion of the loss on outstanding derivatives recognized in Other Comprehensive Income ("OCI") for the years ending December 31, 2009 and 2008 follows:

	Year Ended December 31,
	2009	2008
	(in thousands)
Interest rate swap	$420	$291

The effective portion of the gain reclassified from Accumulated Comprehensive Other Income into Income during the years ending December 31, 2009 and 2008 follows:

	Year Ended December 31,
Income Statement Location	2009	2008
	(in thousands)
Interest expense	$125	$—

(11) Lease Transactions

The Company leases facilities and equipment under non-cancelable leases with remaining terms of one year or more, expiring at various dates through the year 2020. The terms of the agreements provide that the Company will pay certain operating expenses. The capital lease provides the Company with the option to purchase the related asset at the end of the respective initial lease terms. The gross amount and accumulated amortization for assets subject to the capital lease at December 31, 2009 was $136,000 and $34,000, respectively. The present value of the capital lease was $102,000, less $6,000 of interest.

Total minimum rental amounts committed in future years as of December 31, 2009 are as follows:

	Operating Lease	Capital Lease	Total
	(in thousands)
2010	$537	$48	$585
2011	351	48	399
2012	351	12	363
2013	301	—	301
2014	180	—	180
Thereafter	405	—	405

Total	$2,125	$108	$2,233

Total rental expense amounted to $669,000 in 2009, $752,000 in 2008 and $658,000 in 2007.

(12) Shareholders' Equity

Preferred stock is issuable at anytime in one or more series, each of which may have such voting powers, designations, preferences, relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue of such stock adopted by the Board of Directors. The Company has designated 120,000 of the 1 million authorized shares of preferred stock as Series A Junior Participating preferred stock. No preferred stock has been issued.

(13) Earnings Per Share

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

	2009	2008	2007
	(in thousands, except per share data)
Basic loss per share:
Net loss available to common shareholders	$(10,272)	$(18,839)	$(4,422)
Weighted-average shares outstanding	6,471	6,471	6,458

Basic loss per share	$(1.59)	$(2.91)	$(0.68)

Diluted loss per share:
Weighted-average shares outstanding	6,471	6,471	6,458
Dilutive shares issuable in connection with stock option plans(a)	—	—	—
Less: shares purchasable with option proceeds	—	—	—

Total	6,471	6,471	6,458

Diluted loss per share	$(1.59)	$(2.91)	$(0.68)

(a)
Stock options to purchase 447,780 and 509,296 shares were not included in the calculation for dilutive earnings per share for the years ended December 31, 2009 and 2008, respectively, because the exercise price exceeded the market price. Stock options to purchase 477,546 shares were not included in the calculation for diluted earnings per share for the year ended December 31, 2007, as the effect was anti-dilutive.

(14) Stock-Based Compensation

The Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

The Company awarded stock-based compensation of 195,000 shares with a ten year term to employees and officers during the year ended December 31, 2007. The Company did not grant stock options in 2009 and 2008. The stock-based compensation expense for the year ended December 31, 2009, 2008 and 2007 totaled $229,000, $253,000 and $223,000, respectively.

The Company estimates the fair value of the stock option on the grant date using the Black-Scholes-Merton option pricing model and assumptions for expected price volatility, option term, risk-free interest rate and dividend yield. Expected price volatilities are based on historical volatilities of the Company's stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected forfeiture rate of 9 percent was based on the actual forfeitures for the current and previous awards. The fair value of the stock option is recognized on a straight-line basis over the requisite service period. The assumptions for the 2007 stock award are shown in the following table:

Risk-free interest rate	4.0-4.6%
Expected life	10 years
Expected volatility	40-43%

The Company has six Stock Option Plans — 2002 Outside Directors Plan, 2000 Outside Directors Plan, 2000, 1998, 1997 and 1995 ("the Plans"). The Company's 1998, 1997 and 1995 plans were terminated in accordance with the respective plan terms on March 11, 2008, March 13, 2007 and March 17, 2005, respectively. Under the terms of the Plans, the consideration received by the Company upon exercise of the options may be paid in cash or by the surrender and delivery to the Company of previously owned shares of its common stock, or by a combination thereof. The optionee is credited with the fair market value of any stock surrendered and delivered as of the exercise date. Options become exercisable in annual 25 percent increments commencing twelve months after the date of grant.

A summary of certain provisions and amounts related to the Plans follows:

	2002 Plan	2000 Plans	1998 Plan	1997 Plan	1995 Plan
	(in thousands)
Authorized, unissued shares originally available for grant	25	325	310	300	300
Granted	4	299	310	300	300
Shares available for grant at December 31, 2009	21	26	—	—	—
Options exercisable at December 31, 2009	4	198	60	69	28

A summary of the status of the Plans as of December 31, 2009, 2008 and 2007, and changes during the years ended on those dates is presented below:

	2009		2008		2007
Fixed Options	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price
Outstanding at beginning of year	509	$7.99	684	$7.50	591	$6.13
Granted	—		—		195	10.78
Exercised	—		—		(68)	5.92
Cancellations and expirations	(61)		(175)		(34)

Outstanding at end of year	448	8.38	509	7.99	684	7.50
Options exercisable at year end	359		366		481
Weighted-average fair value of options granted during the year		$—		$—		$5.23

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable (000)	Weighted Average Exercise Price
$5.01 to $6.00	5	5.69	0.4	5	5.69
$6.01 to $7.00	146	6.34	0.8	146	6.34
$7.01 to $8.00	104	7.15	2.4	104	7.15
$8.01 to $9.00	5	8.41	2.1	5	8.41
$9.01 to $10.00	10	9.55	4.1	10	9.55
$10.01 to $11.00	178	10.78	7.2	89	10.78

Total	448	$8.38		359	$7.78

A summary of the nonvested stock options at December 31, 2009 and 2008 and changes during the years then ended follows:

	Shares (000)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	203	$10.69
Forfeitures	(8)	10.78
Vested	(52)	10.57

Nonvested at December 31, 2008	143	$10.72
Forfeitures	(5)	10.78
Vested	(49)	10.62

Nonvested at December 31, 2009	89	$10.78

The intrinsic value of the options outstanding at December 31, 2009 was zero. The total unrecognized compensation cost was $263,000 as of December 31, 2009 and will be recognized as stock compensation cost over the next two years.

(15) Retirement Benefits

The Company has a tax-qualified retirement savings plan, the Cobra Electronics Corporation Profit Sharing and 401(k) Incentive Savings Plan (the "Plan"), under which participating employees may contribute up to the yearly statutory maximum into their Plan accounts. In addition, under the Plan, the Company matches amounts contributed by the participant up to a certain percent of earnings, not to exceed the statutory maximum. Matching 401(k) expenses for 2009, 2008 and 2007 were $270,000, $232,000 and $246,000, respectively. The Plan also allows the Company to make discretionary profit sharing contributions to the Plan accounts for the benefit of participating employees for any calendar year in an amount determined by the Board of Directors. Plan profit sharing expenses for 2009, 2008 and 2007 were $0. Non-U.S. defined contribution expenses amounted to $68,000 in 2009, $57,000 in 2008 and $38,000 in 2007.

As of December 31, 2009 and 2008, deferred compensation of $6.8 million and $6.5 million, respectively, was recorded as a long-term liability. The current portion of the deferred compensation liability was included in accrued salaries and commissions, and amounted to $68,000 at December 31, 2009 and December 31, 2008. Deferred compensation obligations arise pursuant to outstanding key executive deferred compensation plans, most of which are non-qualified defined benefit arrangements. The liability is based on discounted future cash flows related to these arrangements. The discount rate used at December 31, 2009 and 2008 was 7 percent.

The cash surrender value of life insurance policies is classified on the balance sheet as a non-current asset. The cash value of officers' life insurance policies is maintained to recover the costs of deferred compensation obligations and the aggregate death benefit to the Company totaled $19.1 million at December 31, 2009 and $18.8 million at December 31, 2008.

(16) Intangible Assets

Intangible assets consist of the following at December 31, 2009 and December 31, 2008:

	December 31
	2009	2008
	(in thousands)
Internal use software	$2,267	$2,154
Less accumulated amortization	(1,989)	(1,962)

	278	192
ERP internal software system	4,274	4,204
Less accumulated amortization	(2,551)	(1,944)

	1,723	2,260
Trademarks, tradenames and patents	6,048	5,405
Less accumulated amortization	(1,316)	(1,053)

	4,732	4,352
Product software, net of impairment	499	466
Less accumulated amortization, net of impairment	(320)	(255)

	179	211
Enigma database	1,230	1,118
Less accumulated amortization	(786)	(491)

	444	627
Other	33	194
Less accumulated amortization	(1)	(142)

	32	52
Customer relationships	4,970	4,517
Less accumulated amortization	(1,589)	(993)

	3,381	3,524

Total	$10,769	$11,218

Product software impairment charges totaled $0, $266,000 and $2.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The product software asset and accumulated amortization shown above are presented net of the respective impairment charges.

The anticipated amortization expense of intangible assets over the next 5 years is $1.7 million in 2010, $1.7 million in 2011, $1.4 million in 2012, $800,000 in 2013 and $800,000 in 2014.

(17) Commitments and Contingencies

The Company is subject to various unresolved legal actions, which arise in the normal course of its business. None of these matters is expected to have a material adverse effect on the Company's financial position or results of operations. However, the ultimate resolution of these matters can not be determined at this time.

At December 31, 2009 and 2008, the Company had outstanding inventory purchase orders with suppliers totaling approximately $17.7 million and $16.6 million, respectively.

(18) Product Warranty Costs and Inventory Valuation Reserves

The Company warrants to the consumer who purchases its products that it will repair or replace, without charge, defective products within a specified time period, generally one year. The Company also has a return policy for its customers that allow them to return, to the Company, products returned to them by their customers for full or partial credit based on when the Company's customer last purchased these products. Consequently, it maintains a warranty reserve, which reflects historical warranty return rates by product category multiplied by the most recent six months of unit sales of that model and the unit standard cost of the model. A roll-forward of the warranty reserve is as follows:

	2009	2008	2007
	(in thousands)
Accrued product warranty costs, January 1	$897	$3,440	$1,963
Warranty provision	2,459	2,908	4,304
Warranty expenditures	(2,499)	(5,451)	(2,827)

Accrued product warranty costs, December 31	$857	$897	$3,440

The Company maintains a liquidation reserve representing the write-down of returned product from its customers to its net realizable value. Returned inventory is either sold to various liquidators or returned to vendors for partial credit against similar, new models. The decision to sell or return products to vendors depends upon the estimated future demand for the models. Judgments are made as to whether various models are to be liquidated or returned to the vendor, taking into consideration the liquidation prices expected to be received and the amount of the vendor credit. The amount of the reserve is determined by comparing the cost of each unit returned to the estimated amount to be realized upon each unit's disposition, either from returning the unit to the vendor for partial credit towards the cost of new, similar product or liquidating the unit. This reserve can fluctuate significantly from quarter to quarter depending upon quantities of returned inventory on hand and the estimated liquidation price or vendor credit per unit. A roll-forward of the liquidation reserve is as follows:

	2009	2008	2007
	(in thousands)
Liquidation reserve, January 1	$623	$2,695	$1,112
Liquidation provision	2,650	4,490	7,339
Liquidation of models	(2,625)	(6,562)	(5,756)

Liquidation reserve, December 31	$648	$623	$2,695

The Company maintains a net realizable value ("NRV") reserve to write-down, as necessary, certain inventory not previously sold to customers, except for that covered by the liquidation reserve discussed above, below cost. The reserve includes models where it is determined that the NRV is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models are to be included in the reserve and the estimated net realizable value of such models. The estimated realizable value of each model is the per unit price that it is estimated to be received if the model was sold in the marketplace. This reserve will vary depending upon the specific models selected, the estimated NRV for each model and quantities of each model that are determined will be sold below cost from quarter to quarter. A roll-forward of the NRV reserve is as follows:

	2009	2008	2007
	(in thousands)
Net realizable reserve, January 1	$109	$1,614	$736
NRV provision	427	870	4,121
NRV write-offs	(298)	(2,375)	(3,243)

Net realizable reserve, December 31	$238	$109	$1,614

(19) Stockholder Rights Plan

The Company maintains a Stockholder Rights Plan (the "Plan") designed to deter coercive or unfair takeover tactics, to prevent a person or group from gaining control of the Company without fair value to all shareholders and to deter other abusive takeover tactics that are not in the best interest of shareholders. The Company has designated 120,000 of the 1 million authorized shares of the preferred stock as Series A Junior Participating preferred stock.

Under the terms of the Plan, each share of common stock is accompanied by one right; each right entitles the shareholder to purchase from the Company one one-hundredth of a newly issued share of Series A Junior Preferred Stock, par value $1 per share, of the Company at an exercise price of $35. The rights become exercisable 10 days after a public announcement that an Acquiring Person (as defined in the Plan) has become the beneficial owner of 15 percent or more of the outstanding shares of the Company (the "Stock Acquisition Date") or 10 business days after the commencement of a tender or exchange offer that would result in a person beneficially owning 15 percent or more of such shares. The Company can redeem the rights for $0.01 per right at any time until the earlier of 10 days following the Stock Acquisition Date or the final expiration of the rights. The rights will expire on November 5, 2011, unless redeemed earlier by the Company.

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

(20) Allowance for Claims and Doubtful Accounts

The following table shows the activity in the allowance for claims and doubtful accounts:

	2009	2008	2007
	(in thousands)
Balance, January 1	$107	$205	$282
Provision for claims and doubtful accounts	45	118	28
Write-offs, less recoveries	(49)	(216)	(105)

Balance, December 31	$103	$107	$205

(21) Other Income (Expense)

The following table shows the components of other income (expense):

	2009	2008	2007
	(in thousands)
Interest income	$9	$67	$41
CSV income (loss)	743	(1,558)	17
Exchange gain	482	190	705
Other — net	(124)	158	326

	$1,110	$(1,143)	$1,089

(22) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the years ended December 31, 2009, 2008 and 2007, other comprehensive income (loss) includes the foreign currency translation adjustment and the net of tax impact of an interest rate swap. A summary of the comprehensive income (loss) for the three-year period ending December 31, 2009 follows:

	2009	2008	2007
	(in thousands)
Foreign currency translation adjustment	$(1,585)	$(2,462)	$238
Interest rate swap — gross	(304)	(291)	176

Total excluding tax effect of interest rate swap	(1,889)	(2,753)	414
Tax effect of interest rate swap	—	116	(87)

Total net of tax	$(1,889)	$(2,637)	$327

(23) Quarterly Financial Information (Unaudited)

The following table summarizes the unaudited quarterly financial information for years ending December 31, 2009 and 2008:

	Quarter Ended
	March 31		June 30		September 30		December 31
	2009	2008	2009	2008	2009	2008	2009	2008
	(in thousands, except per share amounts)
Net sales	$19,085	$28,858	$25,971	$34,318	$27,405	$33,242	$32,768	$28,327
Gross profit	5,062	8,916	6,232	11,440	6,628	9,704	8,454	8,109
Net earnings (loss)	(1,616)	81	(9,902)	1,710	(509)	142	1,755	(20,772)
Net earnings (loss) per share(a)
Basic	$(0.25)	$0.01	$(1.53)	$0.26	$(0.08)	$0.02	$0.27	$(3.21)
Diluted	(0.25)	0.01	(1.53)	0.26	(0.08)	0.02	0.27	(3.21)

(a)
The sum of the quarterly net earnings per share amounts may not equal the annual amount because net earnings per share are calculated independently for each quarter.

(24) Subsequent Events

The Company evaluated its December 31, 2009 financial statements for subsequent events and is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

As of December 31, 2009 the Company failed to be in compliance with certain covenants set forth in the Loan Agreement. On March 12, 2010, the Company and the lenders under the Loan Agreement entered into an amendment to the Loan Agreement. Pursuant to the amendment, which was effective March 9, 2010, the lenders waived the covenant violations. Details on the Loan Agreement are discussed in Note 8, Financing Arrangements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Company's auditors regarding accounting or financial disclosure matters.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company's disclosure controls and procedures have also been designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

During 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2009.

  Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Internal control over financial reporting was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

  Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

 PART III

Item 10.    Directors and Executive Officers of the Registrant

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company's 2009 fiscal year, and such information is hereby incorporated by reference.

The Company has adopted a Code of Business Conduct and Ethics (the "Code"), which applies solely to the Company's officers, senior financial accounting and financial personnel and directors. The Company has posted the Code on its website at www.cobra.com and any waivers of, or amendments to, the Code will be approved by the Board of Directors or the Governance and Nominating Committee of the Company's Board of Directors. Any change to or waiver of the Code will be disclosed by publishing a statement on the Company's website.

Additional information concerning Cobra's executive officers is included under Executive Officers of the Registrant in Part I.

Item 11.    Executive Compensation

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company's 2009 fiscal year, and such information, provided that the Compensation Committee Report shall not be deemed "filed" in this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

  Equity Compensation Plan Information

The following table provides information about stock options outstanding and shares available for future awards under all of Cobra's equity compensation plans. The information is as of December 31, 2009. Cobra Electronics has not made any grants outside of its equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	433,780	$8.42	20,568	(1)
Equity compensation plans not approved by security holders	14,000	7.22	0	(2)

Total	447,780	8.38	20,568

(1)
Represents shares from the 2000 Plan.

(2)
The 36,000 shares available or issued under these plans may not be issued to directors prior to the approval of the plans by security holders.

Set forth below is a brief description of the material features of each of the Company's equity compensation plans that was adopted without the approval of the Company's shareholders and that were in effect at December 31, 2009.

  2002 Outside Directors Stock Option Plan

This plan includes a total of 25,000 non-qualified stock options to be granted to Directors who are not officers or employees of the Company. The stock option committee, designated by the Company's Board of Directors, has the authority to select persons who will receive options and determine the number of shares of common stock subject to each option and all other terms and conditions of each option. The period for the exercise of each option and the exercise price for an option will also be determined by the Stock Option committee. An option may be exercised by giving written notice to the Company specifying the number of whole shares of common stock to be purchased.

  2000 Outside Directors Stock Option Plan

This plan includes a total of 25,000 non-qualified stock options to be granted to Directors who are not officers or employees of the Company. The stock option committee, designated by the Company's Board of Directors, has the authority to select persons who will receive options and determine the number of shares of common stock subject to each option and all other terms and conditions of each option. The period for the exercise of each option and the exercise price for an option will also be determined by the Stock Option committee. An option may be exercised by giving written notice to the Company specifying the number of whole shares of common stock to be purchased.

****

Other information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company's 2009 fiscal year, and such information is hereby incorporated by reference.

  Performance Graph

The following Performance Graph compares the yearly percentage change in the Company's cumulative total shareholder return on the Company's Common Stock for the five-year period, December 31, 2004 to December 31, 2009, with the percentage change in the cumulative total return for the Russell 2000 Index (the "Russell Index"), and a peer group of companies selected by the Company.

Peer Group consists of Emerson Radio Corporation, Koss Corporation and Audiovox Corporation. In selecting companies for the peer groups, the Company focused on publicly traded companies that design and market electronics products, which have characteristics similar to that of the Company's in terms of one or more of the following: type of product, end market, distribution channels, sourcing or sales volume. The returns of each of the companies in the peer groups have been weighted according to their respective stock market capitalizations at the beginning of each period for which a return is indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cobra Electronics, The Russell 2000 Index
And A Peer Group

*
$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 13.    Certain Relationships and Related Transactions

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company's 2009 fiscal year, and such information is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company's 2009 fiscal year, and such information is hereby incorporated by reference.

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

Dated: March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ JAMES R. BAZET James R. Bazet	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
/s/ MICHAEL SMITH Michael Smith	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ GERALD M. LAURES Gerald M. Laures	Vice President — Finance and Corporate Secretary (Principal Accounting Officer)
/s/ WILLIAM P. CARMICHAEL William P. Carmichael	Director
/s/ JOHN S. LUPO John S. Lupo	Director
/s/ IAN R. MILLER Ian R. Miller	Director
/s/ S. SAM PARK S. Sam Park	Director
/s/ ROBERT P. ROHLEDER Robert P. Rohleder	Director

Dated: March 15, 2010

INDEX TO EXHIBITS

Exhibit Number		Description of Document
2.1		Share Purchase Deed dated October 14, 2006 among Cobra Electronics UK Limited, Performance Products Limited and the shareholders of Performance Products Limited — Filed as Exhibit No. 2.1 to the Registrant's Current Report on Form 8-K dated October 19, 2006 (File No. 0-511), and hereby incorporated by reference.
3.1
Restated Certificate of Incorporation, as amended October 28, 1998 — Filed as Exhibit No. 3(i) to the Registrant's Form 10-K for the year ended December 31, 1998 (File No. 0-511), and hereby incorporated by reference.
3.2
Amended and Restated Bylaws, as amended December 6, 2007 — Filed as Exhibit No. 3.2 to the Registrant's Form 10-K for the year ended December 31, 2007 (File No. 0-511), and hereby incorporated by reference.
3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of Cobra Electronics Corporation pursuant to Section 151 of the General Corporation Law of the State of Delaware — Filed as Exhibit No. 3(iii) to the Registrant's Form 10-K for the year ended December 31, 2001 (File No. 0-511), and hereby incorporated by reference.
4
Rights Agreement dated as of October 24, 2001 between Cobra Electronics Corporation and American Stock Transfer & Trust Company, as Rights Agent — Filed as Exhibit 4 to the Registrant's Current Report on Form 8-K dated October 25, 2001 (File No. 0-511), and hereby incorporated by reference.
10.1	#
Deferred Compensation Plan dated as of December 23, 1992 — Filed as Exhibit No. 10.19 to the Registrant's Form 10-K for the year ended December 31, 1992 (File No. 0-511), and hereby incorporated by reference.
10.2	#
1995 Key Employees Nonqualified and Incentive Stock Option Plan — Filed as Exhibit No. 10.23 to the Registrant's Form 10-K for the year ended December 31, 1995 (File No. 0-511), and hereby incorporated by reference.
10.3	#
Employment Agreement between Cobra Electronics Corporation and Anthony Mirabelli dated January 31, 1997 — Filed as Exhibit No. 10.29 to the Registrant's Form 10-K for the year ended December 31, 1996 (File No. 0-511), and hereby incorporated by reference.
10.4	#
1998 Stock Option Plan, as amended — Filed as Exhibit 99.1 to the Registration Statement on Form S-8 of the Registrant dated September 16, 1998 (File No. 333-63501), and hereby incorporated by reference.
10.5	#
Cobra Electronics Corporation Executive Deferred Compensation Plan dated May 11, 1999 — Filed as Exhibit No. 10.14 to the Registrant's Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.
10.6	#
Cobra Electronics Corporation Deferred Compensation Plan For Select Executives dated December 21, 1999 — Filed as Exhibit No. 10.15 to the Registrant's Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.
10.7	#
Cobra Electronics Corporation Executive Retirement Trust dated May 11, 1999 between Cobra Electronics Corporation and Gerald Laures, as trustee, for the benefit of James Bazet dated May 11, 1999 — Filed as Exhibit No. 10.16 to the Registrant's Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.
10.8	#
Employment Agreement addendum between Cobra Electronics Corporation and Anthony Mirabelli dated April 22, 1999 — Filed as Exhibit No. 10.17 to the Registrant's Form 10-Q for the quarter ended March 31, 2000 (File No. 0-511), and hereby incorporated by reference.
10.9	#	2000 Stock Option Plan — Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25, 2000 (File No. 333-42164), and hereby incorporated by reference.
10.10	#
2000 Outside Directors Stock Option Plan — Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25, 2000 (File No. 333-42166), and hereby incorporated by reference.
10.11	#
2002 Outside Directors Stock Option Plan — Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated June 24, 2002 (File No. 333-91078), and hereby incorporated by reference.
10.12	#
Employment Agreement between Cobra Electronics Corporation and James R. Bazet dated May 25, 2004 — Filed as Exhibit No. 10.29 to the Registrant's Form 10-Q for the quarter ended June 30, 2004 (File No. 0-511), and hereby incorporated by reference.
10.13
Technology Patent License Agreement between TeleAtlas North America, Inc. and Cobra Electronics Corporation dated March 31, 2006 — Filed as Exhibit No. 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2006 (File No. 0-511), and hereby incorporated by reference. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

Exhibit Number		Description of Document
10.14		Amended and Restated Loan and Security Agreement dated as of October 19, 2006 by and among LaSalle Bank National Association, as Lender and as Agent, for the lenders and Cobra Electronics Corporation — Filed as Exhibit No. 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2006 (File No. 0-511), and hereby incorporated by reference.
10.15
Waiver and Amendment No. 1 to the Amended and Restated Loan and Security Agreement — Filed as Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K dated August 1, 2007 (File No. 0-511), and hereby incorporated by reference.
10.16	#
Employment Agreement between Cobra Electronics Corporation and Michael Smith dated December 21, 2007. Filed as Exhibit No. 10.26 to the Registrant's Form 10-K for the year ended December 31, 2007 (File No. 0-511), and hereby incorporated by reference.
10.17
Loan and Security Agreement with The PrivateBank and Trust and RBS Citizens N.A. — Filed as Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K dated February 22, 2008 (File No. 0-511), and hereby incorporated by reference.
10.18	#	Executive Bonus structure for 2008 — Filed as Exhibit No. 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2008 (File No. 0-511), and hereby incorporated by reference.
10.19	#
First Amendment to the Deferred Compensation Plan for Select Executives — Filed as Exhibit No. 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2008 (File No. 0-511), and hereby incorporated by reference.
10.20	#
Cobra Electronics Corporation Severance Pay Plan — Filed as Exhibit No. 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 2008 (File No. 0-511), and hereby incorporated by reference.
10.21	#
First Amendment to Cobra Electronics Corporation Severance Pay Plan — Filed as Exhibit No. 10.3 to the Registrant's Form 10-Q for the quarter ended September 30, 2008 (File No. 0-511), and hereby incorporated by reference.
10.22	#
Employment Agreement Amendment between Cobra Electronics Corporation and Anthony Mirabelli dated December 31, 2008 — Filed as Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K dated January 7, 2009 (File No. 0-511), and hereby incorporated by reference.
10.23	#	Executive Bonus Structure for 2009 — Filed as Exhibit No. 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2009 (File No. 0-511), and hereby incorporated by reference.
10.24
Second Amendment to Loan and Security Agreement dated as of August 13, 2009 among Cobra Electronics Corporation, The PrivateBank Trust Company, as a lender and administrative agent for itself and the other lenders, and RBS Citizens, N.A., as lender — Filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 2009 (File No. 0-511), and hereby incorporated by reference.
10.25
Third Amendment to Loan and Security Agreement and Waiver, effective as of October 24, 2009 among Cobra Electronics Corporation, The PrivateBank and Trust Company as lender and administrative agent for itself and other lenders and RBS Citizens, N.A., as lender — filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 6, 2009 and hereby incorporated by reference.
10.26*
Fourth Amendment to Loan and Security Agreement and Waiver, effective as of March 9, 2010 among Cobra Electronics Corporation, The PrivateBank and Trust Company as lender and administrative agent for itself and other lenders and RBS Citizens, N.A., as lender.
14.1
Cobra Electronics Code of Business Conduct and Ethics For Officers, Senior Financial Accounting and Financial Personnel and Directors adopted February 22, 2006 — Filed as Exhibit No. 14.1 to the Registrant's Current Report on Form 8-K dated February 22, 2006 (File No. 0-511), and hereby incorporated by reference.
21.1*		Cobra Electronics Corporation Subsidiaries.
23.1*		Consent of Grant Thornton LLP dated March 15, 2010.
31.1*		Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*		Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*		Section 1350 Certification of the Chief Executive Officer.
32.2*		Section 1350 Certification of the Chief Financial Officer

*
Filed herewith.

#
Executive compensation plan or arrangement.