Form 10-Q
period 2010-03-31
COBRA ELECTRONICS CORP
filed 2010-05-14
CIK 30828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares of Common Stock of Registrant outstanding as of May 7, 2010: 6,471,280

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Operations - Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2010	2009
Net sales	$21,083	$19,085
Cost of sales	15,233	14,023
Gross profit	5,850	5,062
Selling, general and administrative expense	6,886	7,056
Loss from operations	(1,036)	(1,994)
Interest expense	(263)	(150)
Other expense	(25)	(257)
Loss before income taxes	(1,324)	(2,401)
Tax benefit	(7)	(786)
Net loss	(1,317)	(1,615)
Less: net earnings attributable to non-controlling interest	—	1
Net loss attributable to Cobra	$(1,317)	$(1,616)

Net loss per common share attributable to Cobra shareholders:
Basic	$(0.20)	$(0.25)
Diluted	$(0.20)	$(0.25)

Weighted average shares outstanding:
Basic	6,471	6,471
Diluted	6,471	6,471

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets - Unaudited

(In Thousands)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$955	$1,405
Receivables, net of allowance for doubtful accounts of $106 in 2010 and $103 in 2009	17,056	22,095
Inventories, primarily finished goods, net	26,000	26,198
Other current assets	4,205	3,961
Total current assets	48,216	53,659
Property, plant and equipment, at cost:
Buildings and improvements	5,904	5,707
Tooling and equipment	17,826	17,746
	23,730	23,453
Accumulated depreciation	(18,821)	(18,318)
Land	230	230
Property, plant and equipment, net	5,139	5,365
Other assets:
Cash surrender value of life insurance policies	4,254	4,051
Deferred income taxes, non-current	1,379	1,717
Intangible assets	10,041	10,769
Other assets	199	142
Total other assets	15,873	16,679
Total assets	$69,228	$75,703

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets - Unaudited

(In Thousands,  Except  Share Data)

	March 31,	December 31,
	2010	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term bank debt	$12,840	$16,549
Accounts payable	7,850	7,427
Accrued salaries and commissions	944	902
Accrued advertising and sales promotion costs	996	1,392
Accrued product warranty costs	704	857
Accrued income taxes	146	73
Deferred income taxes, current	1,385	1,728
Other accrued liabilities	2,457	2,524
Total current liabilities	27,322	31,452
Non-current liabilities:
Long-term bank debt, net of current maturities	880	1,320
Deferred compensation	6,989	6,772
Deferred income taxes	1,771	1,935
Other long-term liabilities	951	961
Total non-current liabilities	10,591	10,988
Total liabilities	37,913	42,440
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1 par value 1,000,000 shares authorized None issued and outstanding	—	—
Common stock, $.33 1/3 par value 12,000,000 shares authorized 7,039,100 shares issued 6,471,280 shares outstanding	2,345	2,345
Paid-in capital	20,640	20,583
Retained earnings	14,716	16,033
Accumulated other comprehensive loss	(2,576)	(1,889)
	35,125	37,072
Treasury stock, at cost (567,820 shares)	(3,837)	(3,837)
Total shareholders’ equity - Cobra	31,288	33,235
Non-controlling interest	27	28
Total equity	31,315	33,263
Total liabilities and shareholders’ equity	$69,228	$75,703

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statement of Cash Flows - Unaudited

(In Thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss attributable to Cobra	$(1,317)	$(1,616)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	950	978
Deferred income taxes	(67)	(1,040)
(Gain) loss on cash surrender value (CSV) of life insurance	(69)	279
Stock-based compensation	56	59
Non-controlling interest	—	1
Changes in assets and liabilities:
Receivables	4,841	3,791
Inventories	(275)	(620)
Other assets	(460)	(617)
Accounts payable	597	1,042
Accrued income taxes	73	(10)
Accrued liabilities	(447)	(1,328)
Deferred compensation	217	168
Deferred income	(35)	(12)
Other long-term liabilities	(15)	98
Net cash provided by operating activities	4,049	1,173
Cash flows from investing activities:
Property, plant and equipment	(172)	(231)
Premiums on CSV life insurance	(135)	—
Intangible assets	(131)	(140)
Net cash used in investing activities	(438)	(371)
Cash flows from financing activities:
Bank borrowings	(4,149)	(874)
Net cash used in financing activities	(4,149)	(874)
Effect of exchange rate changes on cash and cash equivalents	88	(573)
Net decrease in cash	(450)	(645)
Cash at beginning of period	1,405	1,985
Cash at end of period	$955	$1,340
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$268	$139
Income taxes, net of refunds	$1	$87

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the three months ended March 31, 2010 and 2009

(Unaudited)

The consolidated financial statements included herein have been prepared by Cobra Electronics Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  The Consolidated Balance Sheet as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

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

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated entities are collectively referred to as the “Company”.  All intercompany balances and transactions have been eliminated in consolidation.

(2)   SEGMENT INFORMATION

The Company operates in two business segments (1) Cobra Consumer Electronics (“Cobra”) and (2) Performance Products Limited (“PPL”). The Cobra segment is comprised of Cobra Electronics Corporation, Cobra Hong Kong Limited (“CHK”) and Cobra Electronics Europe Limited (“CEEL”). The Company has separate sales departments and distribution channels for each segment, which provide segment exclusive product lines to all customers for that segment. Currently, there are no intersegment sales.

The financial information by business segment for the three months ended March 31, 2010 and 2009 are as follows:

	2010			2009
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$17,555	$3,528	$21,083	$17,248	$1,837	$19,085
Cost of sales	12,963	2,270	15,233	12,987	1,036	14,023
Gross profit	4,592	1,258	5,850	4,261	801	5,062
Selling, general and administrative expense	5,801	1,085	6,886	6,077	979	7,056
(Loss) earnings from operations	(1,209)	173	(1,036)	(1,816)	(178)	(1,994)
Interest expense	(263)	—	(263)	(150)	—	(150)
Other income (expense)	33	(58)	(25)	(234)	(23)	(257)
(Loss) earnings before income taxes	(1,439)	115	(1,324)	(2,200)	(201)	(2,401)
Tax provision (benefit)	35	(42)	(7)	(713)	(73)	(786)
Net (loss) earnings	(1,474)	157	(1,317)	(1,487)	(128)	(1,615)
Less: net earnings attributable to non-controlling interest	—	—	—	—	1	1
Net (loss) earnings attributable to Cobra	$(1,474)	$157	$(1,317)	$(1,487)	$(129)	$(1,616)

There have been no differences in the basis of segmentation or the basis of measurement.

(3)  INCOME TAXES

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

Due to the operating results for 2009, the expected continuation of a global recession and the absence of tax planning strategies to generate a sufficient level of taxable income, management concluded the full realization of the deferred tax assets within a reasonable time horizon did not satisfy the more likely than not realization criteria. Accordingly, the Company established a $9.6 million deferred tax valuation allowance for its U.S. operation in the second quarter of 2009. The valuation allowance is a non-cash charge that does not preclude the Company from fully realizing the net deferred tax assets in the future. The deferred tax valuation allowance totaled $8.4 million at March 31, 2010 and December 31, 2009.

The Worker, Homeownership, and Business Assistance Act of 2009, enacted November 6, 2009, allows eligible businesses a one-time election to carry back net operating losses (“NOL”) from 2008 or 2009 (but not both) for three, four or five years rather than the standard two years. As result of this one-time opportunity, the Company carried back $4.3 million of 2009’s NOL to prior periods and generated a significant portion of the expected federal tax refund approximating $1.0 million.  The available NOL carryforward for the 2008 tax year totals $1.2 million.

The provision (benefit) for income taxes for the three months ended March 31, 2010 and 2009 consists of:

	2010	2009
	(In Thousands)
Current provision:
U.S.	$45	$227
Foreign	117	28
	162	255
Deferred benefit:
U.S.	—	(940)
Foreign	(169)	(101)
	(169)	(1,041)
Total benefit	$(7)	$(786)

A reconciliation of the deferred tax amounts to the Consolidated Balance sheet follows:

	March 31,	December 31,
	2010	2009
	(In Thousands)

Future tax benefit - U.S.	$2,142	$2,114
Valuation allowance - U.S.	(2,142)	(2,114)
Current deferred tax asset	—	—

Future tax benefit - U.S.	6,267	6,320
Valuation allowance - U.S.	(4,888)	(4,603)
Non-current deferred tax asset	1,379	1,717

Future tax liability - Foreign	(6)	(11)
Valuation allowance - U.S.	(1,379)	(1,717)
Current deferred tax liability	(1,385)	(1,728)

Non-current deferred tax liability - Foreign	(1,771)	(1,935)

Net deferred tax liability	$(1,777)	$(1,946)

(4)  FINANCING ARRANGEMENTS

On February 15, 2008, the Company entered into a Loan and Security Agreement (as amended, the “Loan Agreement”) with The PrivateBank and Trust Company, as lender and agent, and RBS Citizens, N.A., as lender, for a $5.7 million term loan facility and a $40 million revolving credit facility, both of which mature on October 19, 2011. Borrowings under the term loan were used to pay off the balance and close the term loan from the Company’s previous credit agreement.  Borrowings under the new revolving credit facility were used to pay off and close the previous revolving credit facility and for general corporate purposes.  The Loan Agreement replaced the Company’s previous credit agreement.

On August 13, 2009, the Company entered into an amendment to the Loan Agreement. Pursuant to the amendment, the lenders waived the failure of the Company to comply as of June 30, 2009 with the financial covenants set forth in the Loan Agreement relating to Total Debt to EBITDA Ratio (as defined in the Loan Agreement) and Fixed Charge Coverage Ratio (as defined in the Loan Agreement). In addition, the amendment decreased the maximum principal amount available to be borrowed by the Company pursuant to the revolving credit facility under the Loan Agreement from $40 million to $28 million.  The Company paid an amendment fee of $159,150, as well as certain fees and expenses, in connection with the execution of the amendment.  The amendment also amended the covenants set forth in the Loan Agreement to provide for the following financial covenants: minimum fixed charge coverage at revised levels from those contained in the Loan Agreement; minimum cumulative EBITDA; and minimum tangible net worth. Due to the continued impact of the global economic downturn and the preference of retail and distribution customers to defer third quarter purchases to the fourth quarter, the Company did not satisfy the financial covenants under the Loan

Agreement for the third quarter of 2009.  On November 2, 2009, the Company and the lenders under the Loan Agreement entered into an amendment to the Loan Agreement.  Pursuant to the amendment, which was effective as of October 24, 2009, the lenders waived the covenant violations. The Company paid an amendment fee of $50,000, as well as certain fees and expenses of the lenders, in connection with execution of the amendment.  As a result of three key accounts deferring sales to early 2010, the Company violated the minimum cumulative EBITDA loan covenant for the fourth quarter of 2009 but was in compliance with the fixed charge coverage and tangible net worth covenants.  On March 12, 2010, the Company and the lenders under the Loan Agreement entered into an amendment to the Loan Agreement.  Pursuant to the amendment, which was effective as of March 9, 2010, the lenders waived the covenant violation. The Company paid an amendment fee of $50,000, as well as certain fees and expenses of the lenders, in connection with execution of the amendment. The amendment also decreased the maximum principal amount available to be borrowed by the Company pursuant to the revolving credit facility under the Loan Agreement from $28 million to $23 million and eliminated the minimum cumulative EBITDA covenant. Commencing December 31, 2010, the loan commitment will be further reduced to $20 million. The amendment provides for two financial covenants, fixed charge coverage and tangible net worth. The fixed charge coverage covenant requires that the Company maintain a Fixed Charge Coverage Ratio of 1.0 for the three quarter period ending March 31, 2010 and for the four quarter period ending June 30, 2010 and a Fixed Charge Coverage Ratio of 1.1 for each rolling four quarter period thereafter.  As of March 31, 2010, the Fixed Charge Coverage Ratio for the nine-month period ending on that date was 1.54. The tangible net worth covenant requires the Company to maintain tangible net worth as of the end of each quarter to $13.4 million, an amount based on 90 percent of the Company’s tangible net worth as of June 30, 2009, plus 50 percent of consolidated net income (but with no reduction for net losses) for each quarter that preceded that quarter being measured, excluding any gains or losses associated with the cash surrender value of life insurance.  As of March 31, 2010, the Company had tangible net worth of $15.6 million as compared to a minimum requirement of $14.3 million. The Company was in compliance with all debt covenants as of March 31, 2010.

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

Interest on amounts borrowed under the Loan Agreement is based on the prime rate plus an applicable margin, or LIBOR plus an applicable margin, with the applicable margin being determined based on the Total Debt to EBITDA Ratio for the prior four quarters, with the further requirement that qualifying for a reduction from the currently stipulated applicable margin requires that the Company achieve the designated Total Debt to EBITDA Ratio for two consecutive quarters. The applicable margin based on the Total Debt to EBITDA Ratio of the Company as of March 31, 2010 was 2.0 percent for prime rate loans and 4.5 percent for LIBOR loans. Availability under the revolving credit facility is calculated based on a borrowing base formula that includes 75 percent of eligible accounts receivable, the lesser of 60 percent of lower of cost or market value of eligible inventory or 85 percent of the appraised orderly liquidation value of eligible inventory, and 60 percent of commercial letters of credit issued for the purchase of inventory, subject to certain limitations and to reserves established at the lenders’ discretion, including but not limited to an availability reserve of $2.5 million through September 30, 2009,  $3.0 million through April 21, 2010 and $2.5 million thereafter. The Loan Agreement requires an inventory appraisal, when deemed necessary by the lender, the results of which could lead to a reduction in the credit availability based on inventory.  The inventory appraisal conducted as of June 30, 2009 did not affect credit availability. The revolving credit facility continues to be subject to an unused line fee of 0.5 percent and the term loan under the Loan Agreement is subject to quarterly principal payments by the Company of $310,000 for the quarter ending September 30, 2009 and $440,000 for each quarter thereafter through September 30, 2011. The term of the Loan Agreement continues to extend until October 19, 2011.  Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company, including 65.0 percent of the equity in the non-U.S. subsidiaries.

At March 31, 2010, the Company had interest bearing debt outstanding of $13.7 million, consisting of the $2.6 million term loan and $11.1 million borrowed under the revolving credit facility.  As of March 31, 2010, credit availability was approximately $2.7 million under the revolving credit facility, based on the borrowing base formula in effect at that time.  The weighted average interest rate for the three months ending March 31, 2010 and 2009 were 6.9 percent and 3.5 percent, respectively.  The Company entered into an interest rate swap on March 31, 2009, which fixed the interest rate on the term loan and a portion of the revolving credit facility at 3.47 percent.

(5)   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, cash surrender value (“CSV”) of life insurance policies, accounts receivable, accounts payable, short-term debt, long-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximate their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its Loan Agreement approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit approximate fair value due to the short-term nature of the instrument. The contract value/fair value of the letters of credit was $3.3 million at March 31, 2010 and $2.7 million at December 31, 2009. The carrying value of the CSV for the life insurance approximates fair value and is based on the market value of the underlying investments, which may increase or decrease due to fluctuations in the overall financial markets.

The Company has a derivative contract for an interest rate swap that is valued on a recurring basis using quoted market prices. This financial instrument is exchange-traded and is classified within Level 2 of the fair value hierarchy because the exchange is not deemed to be an active market. The derivative was classified as a long-term liability on the balance sheet. Refer to Note 6, Derivatives, for additional information.

The following table provides the fair value information for the Company’s interest rate swap as of March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
		Fair Value			Fair Value
			Significant			Significant
			Other Observable			Other Observable
	Carrying	Total	Inputs	Carrying	Total	Inputs
Liabilities	Amount	Fair Value	(Level 2)	Amount	Fair Value	(Level 2)
(In Thousands)
Interest rate swap	$408	$408	$408	$420	$420	$420

(6)   DERIVATIVES

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

The Company’s current hedging activity is limited to foreign currency purchases and an interest rate swap. The purpose of the foreign currency hedging activities is to protect the Company from the risk that eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The purpose of the interest rate swap is to fix the interest rate for the term of the revolving credit facility and term loan, thereby protecting the Company from future interest rate increases.  The interest rate swap represents a cash flow hedge and is recorded at fair value and classified as a non-current liability.  Changes in the recorded fair value of the interest rate swap are recorded to other comprehensive income.  At March 31, 2009, the existing contract applicable to the term loan with a value of $250,000 was terminated and replaced with a contract applicable to the term loan and a portion of the revolving loan valued at $377,000. The $250,000 value of the terminated liability will be amortized through September 30, 2011.

The Company hedges foreign exchange exposures by entering into various short-term forward foreign exchange contracts. The instruments are carried at fair value in its Consolidated Balance Sheets as a component of current liabilities.  Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings.  Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the three month periods ending March 31, 2010 and 2009.

At March 31, 2010, the Company did not have any open foreign exchange contracts. The carrying value of the interest rate swap totaled $408,000 at March 31, 2010 and $420,000 at December 31, 2009.

The fair value of outstanding derivative contracts designated as hedging instruments recorded as liabilities in the accompanying balance sheet were as follows:

		March 31,	December 31,
Liability Derivative	Balance Sheet Location	2010	2009
		(In thousands)
Interest rate swap	Non-current liability	$408	$420

The effective portion of the gain (loss) on outstanding derivatives recognized in Other Comprehensive Income (“OCI”) for the three-month periods ending March 31, 2010 and 2009 follows:

	2010	2009
	(In Thousands)
Interest rate swap	$12	$(201)

The effective portion of the gain reclassified from Accumulated Comprehensive Other Income into Income during the three months ending Mach 31, 2010 and 2009 follows:

Income Statement Location	2010	2009
	(In Thousands)
Interest expense	$33	$—

(7)   (LOSS) EARNINGS PER SHARE

Basic earnings (loss) per share excludes any dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of common stock.  If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings (loss) per share.  The loss per share for the three months ending March 31, 2010 and 2009 follows:

	2010	2009
	(In Thousands, Except Share Data)
Basic loss per share:
Net loss available to Cobra shareholders	$(1,317)	$(1,616)
Weighted-average shares outstanding	6,471,280	6,471,280

Basic loss per share	$(0.20)	$(0.25)

Weighted-average shares outstanding	6,471,280	6,471,280
Dilutive shares issuable in connection with stock option plans (a)	—	—
Less: shares purchasable with option proceeds	—	—
Total	6,471,280	6,471,280

Diluted loss per share	$(0.20)	$(0.25)

(a)

Stock options to purchase 447,780 shares for the three months ending March 31, 2010 and 509,296 shares for the three months ending March 31, 2009 were not included in the calculation for the dilutive loss per share since the exercise price was above market price

(8)   COMPREHENSIVE (LOSS) INCOME

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity.  For the three months ending March 31, 2010 and 2009, other comprehensive income (loss) includes the foreign currency translation adjustment and an interest rate swap.  The cumulative balance of the comprehensive loss at March 31, 2010 and December 31, 2009 follows:

	March 31,	December 31,
	2010	2009
	(In Thousands)
Foreign currency translation adjustment	$(2,284)	$(1,585)
Interest rate swap - gross	(292)	(304)
Total	$(2,576)	$(1,889)

A summary of the Comprehensive Loss for the three-month periods ending March 31, 2010 and 2009 follows:

	2010	2009
	(In Thousands)
Net loss attributable to Cobra	$(1,317)	$(1,616)
Foreign currency translation adjustment (no tax effect)	(699)	(383)
Interest rate swap and foreign exchange (net of applicable tax)	12	(201)
Total comprehensive loss	$(2,004)	$(2,200)

(9)   COMMITMENTS AND CONTINGENCIES

The Company is subject to various unresolved legal actions which arise in the normal course of its business.  None of these matters are expected to have a material adverse effect on the Company’s financial position or results of operations.  However, the ultimate resolution of these matters can not be determined at this time.

At March 31, 2010 and December 31, 2009, the Company had outstanding inventory purchase orders with suppliers totaling approximately $19.9 million and $17.7 million, respectively.

(10)   OTHER CURRENT ASSETS

The following table summarizes the components of other current assets at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(In Thousands)
Prepaid assets	$1,592	$1,523
Tax refunds and receivables	1,068	1,060
Vendor and miscellaneous receivables	1,545	1,378
	$4,205	$3,961

(11)  PRODUCT WARRANTY COSTS AND INVENTORY VALUATION RESERVES

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

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2010	2009
	(In Thousands)
Accrued product warranty costs, beginning of period	$857	$897
Warranty provision	423	2,459
Warranty expenditures	(576)	(2,499)
Accrued product warranty costs, end of period	$704	$857

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

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2010	2009
	(In Thousands)
Liquidation reserve, beginning of period	$648	$623
Liquidation provision	371	2,650
Liquidation of models	(319)	(2,625)
Liquidation reserve, end of period	$700	$648

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

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2010	2009
	(In Thousands)
Net realizable reserve, beginning of period	$238	$109
NRV provision	77	427
NRV write-offs	(81)	(298)
Net realizable reserve, end of period	$234	$238

(12)  OTHER INCOME (EXPENSE)

The following table shows the components of other income (expense) for the three-month periods ending March 31, 2010 and 2009:

	2010	2009
	(In Thousands)
Interest income	$—	$4
CSV income (loss)	69	(279)
Exchange loss	(49)	(26)
Other (loss) income	(45)	44
	$(25)	$(257)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary

Pre-tax loss for the first quarter of 2010 totaled $1.3 million compared to the pre-tax loss of $2.4 million for the year ago period. Key factors contributing to the pre-tax loss were:

•      Net sales increased $2.0 million, or 10.5 percent, principally due to Citizens Band radios, marine radios and satellite navigation sales.

•      Gross profit increased by $788,000 due to higher sales.  Gross margin increased by 1.2 percent to 27.7 percent due to favorable product mix.

•      Selling, general and administrative expenses decreased $170,000, or 2.4 percent, due to management’s effort to reduce spending and lower fixed costs.

•      Interest expense increased by $113,000 due to higher interest rates.

•      Other expenses decreased by $232,000 mainly due to cash surrender value (CSV) of life insurance income.

The combined impact of the foregoing factors was a $1.1 million decrease in the pre-tax loss in the first quarter of 2010 from the first quarter of 2009.

The effective tax rate for first quarter of 2010 was 0.5 percent compared to 32.7 percent for the first quarter of 2009.  The lower effective tax rate for 2010 as compared to 2009 is due to the continuing impact of the U.S. deferred tax valuation allowance initiated in 2009.

Outlook

The Company anticipates returning to profitability in 2010, as it drives the business forward with new products, new distribution and new marketing channels.  The improvement in the Company’s results for the first quarter of 2010 was built on this strategic thrust.  Due to the tenuous nature of the economic recovery, particularly in Europe, the Company will maintain its focus on containing expenses and managing working capital.

EBITDA

The following table shows the reconciliation of net loss to EBITDA and EBITDA As Defined for three months ending March 31, 2010 and 2009:

	2010	2009
	(In Thousands)
Net loss	$(1,317)	$(1,616)
Depreciation/amortization	950	978
Interest expense	263	150
Income tax provision	(7)	(786)
EBITDA	(111)	(1,274)
Stock option expense	56	59
CSV (income) loss	(69)	279
Non-controlling interest	—	1
Other non-cash items	569	53
EBITDA As Defined	$445	$(882)

EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus the applicable adjustments required to agree with the EBITDA measurement for compliance with the financial covenants of the Company’s lenders.  The Company believes EBITDA is a useful performance indicator and is frequently used by management, securities analysts and investors to judge operating performance between time periods and among other companies.  The Company uses EBITDA As Defined to assess operating performance and ensure compliance with financial covenants.

EBITDA and EBITDA As Defined are non-GAAP performance indicators that should be used in conjunction with Generally Accepted Accounting Principles (“GAAP”) performance measurements such as net sales, operating profit and net income to evaluate the Company’s operating performance.  EBITDA and EBITDA As Defined are not alternatives to net income or cash flow from operations determined in accordance with GAAP.  Furthermore, EBITDA and EBITDA As Defined may not be comparable to the calculation of similarly titled measures reported by other companies.

First  Quarter 2010 Compared to First  Quarter 2009

The following table contains sales and pre-tax loss after eliminating intercompany accounts by business segment for the quarter ending March 31, 2010 and 2009:

					2010 vs. 2009
	2010		2009		Increase
	(In Thousands)
	Net	Pre-tax	Net	Pre-tax	Net	Pre-tax
Business Segment	Sales	Profit (Loss)	Sales	Loss	Sales	Profit
Cobra	$17,555	$(1,439)	$17,248	$(2,200)	$307	$761
PPL	3,528	115	1,837	(201)	1,691	316
Total Company	$21,083	$(1,324)	$19,085	$(2,401)	$1,998	$1,077

Cobra Business Segment

Cobra net sales increased $307,000, or 1.8 percent, in the first quarter of 2010 to $17.6 million compared to $17.3 million in the first quarter of 2009.  Higher sales of Citizens Band and two-way radios and sales of the mobile navigation product for the professional driver, introduced in the second half of 2009, more than offset lower detection sales.  The increase in Citizens Band radio sales reflected a pick up in buying by professional drivers as they benefitted from a gradual improvement in truck shipment tonnage.  Two-way radio sales were higher because of an exclusive supply agreement with a major retailer that began in the second quarter of 2009 as well as increased promotional activities at certain major retailers that helped drive sales.  The lower detection sales were due to load-in shipments in the prior year’s quarter for two major retailers, one of which was a new detection customer at the beginning of 2009 while the other switched over to new models in the first quarter of 2009.

Gross profit increased $331,000 to $4.6 million for the first quarter of 2010 while gross margin increased to 26.2 percent from 24.7 percent in the prior year’s quarter.  The improved gross margin was due to a more favorable product mix as consumers, particularly professional drivers, began increasing purchases, including purchases of higher margin products.  Also contributing to the gross margin improvement were reductions in the costs of certain models without corresponding declines in selling prices and lower sales  of older products that would require price concessions to accelerate sell-through.

Selling, general and administrative expenses declined $276,000, or 4.5 percent, to $5.8 million in the current quarter from $6.1 million in the first quarter of 2009, and as a percentage of net sales was 33.0 percent and 35.2 percent, respectively.  The decline was due to a decrease in fixed selling, general and administrative costs that more than offset the increase in variable selling costs, which increased $135,000 or 12.7 percent, primarily due to higher domestic sales volume.  Fixed costs decreased $411,000, or 8.2 percent due to cost savings measures implemented by management, including headcount reductions.

Interest expense increased by $113,000 to $263,000 in the first quarter of 2010 due to higher interest rates for the first three months of 2010 as compared to 2009.  Other income was $33,000 for the first quarter of 2010 compared to other expense of $234,000 in the prior year’s quarter. This favorable swing was primarily due to $69,000 of CSV income for the first quarter of 2010 compared to $279,000 of CSV expense for the first quarter of 2009. The CSV of life insurance policies is affected by the market value of the underlying investments and adverse market conditions may result in a non-cash expense.

As a result of the above, the Cobra segment had a pre-tax loss of $1.4 million in the first quarter of 2010 compared to pre-tax loss of $2.2 million in the first quarter of 2009.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales increased $1.7 million or 92.1 percent, to $3.5 million in the first quarter of 2010 compared to $1.8 million reported for the year ago quarter.  Most of the increase was due to higher sales of satellite navigation products, mostly due to strong demand for the Truckmate™ personal navigation device with dedicated routing within the UK and Europe for trucks, buses, motor homes and other large vehicles.  Also contributing to the sales increase were strong sales of outdoor leisure GPS products.

Gross profit was $1.3 million in the current quarter compared to $801,000 in the prior year’s quarter, while gross margin was 35.7 percent and 43.6 percent, respectively. The decline in gross margin was mainly due to an unfavorable sales mix and more sales to PPL’s expanding distribution channels outside of its core UK market where separate fees are not charged for downloads.

Selling, general and administrative expenses were $106,000, or 10.8 percent, higher than the first quarter of 2009 and due mainly to foreign exchange, as local currency spending increased by only 2.1 percent.  As a percentage of net sales, selling, general and administrative expenses decreased to 30.8 percent in 2010 from 53.3 percent in the first quarter of 2009 due to the effect of higher sales in 2010 as compared to the first quarter of 2009.

PPL had other expense of $58,000 in the first quarter of 2010 compared to other expense of $23,000 in the prior year’s quarter. The decrease was mainly due to a higher foreign exchange loss in the first quarter of 2010 as compared to the first quarter of 2009.

As a result of the above, the PPL segment had pre-tax income of $115,000 for the first quarter of 2010 compared to $201,000 of pre-tax loss for the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, the Company had interest bearing debt outstanding of $13.7 million, consisting of the $2.6 million term loan and $11.1 million borrowed under the revolving credit facility. As of March 31, 2010, credit availability was approximately $2.7 million under the revolving credit facility, based on the borrowing base formula in effect at that time.  The Company was in compliance with all debt covenants as of March 31, 2010.

For the three months ended March 31, 2010, net cash flows provided by operating activities totaled $4.0 million.  Significant net cash inflows from operations and non-cash add-backs included a decrease in accounts receivable of $4.8 million, non-cash depreciation and amortization of $950,000 and an increase in accounts payable of $597,000. The decrease in accounts receivable was primarily due to collections on sales from the fourth quarter of 2009. The increase in accounts payable was mainly due to inventory and capital expenditures.  Partially offsetting these inflows was the net loss of $1.3 million, a decrease in accrued liabilities, mainly lower promotional and warranty costs due to the sales decline from the prior quarter, totaling $447,000, and an increase of $460,000 in other assets, mainly prepayments and vendor receivables.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season.  The Company believes that cash generated from operations and from borrowings under its Loan Agreement will be sufficient in 2010 to fund its working capital needs.

Net cash used in investing activities for the first three months of 2010 totaled $438,000.  $131,000 was due to an increase in intangible assets, $172,000 was used for PP&E expenditures, primarily tooling and machinery and equipment, and $135,000 was due to the premiums payments for life insurance.

Net cash used by financing activities in the first three months of 2010 totaled $4.1 million and was used to reduce bank debt.  The Company is not expected to pay a dividend in 2010.  The cash used in 2010 for financing activities will most likely be limited to debt reduction.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies and estimates generally consist of those that reflect significant judgments and uncertainties and could potentially result in materially different results under different assumptions.  For a description of the Company’s critical accounting polices and estimates refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The application of certain of these policies requires significant judgments or a historical based estimation process that can affect the results of operations and financial position of the Company as well as the related footnote disclosures.  The Company bases its estimates on historical experience and other assumptions that it believes are reasonable.  If actual amounts ultimately differ from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.

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

There have been no material changes in the Company’s market risk since December 31, 2009.

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

As of March 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2010.

There has been no change in the Company’s internal control over financial reporting that occurred during the first three months of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 5.  Other Information

On May 11, 2010, the Company held an annual meeting of its shareholders (the “Annual Meeting”).  Of the 6,471,280 shares of the Company’s common stock entitled to vote at the Annual Meeting, 5,487,942 shares were present in person or by proxy at the Annual Meeting, which constituted a quorum. Set forth below are the matters acted upon by the shareholders at the Annual Meeting and the final voting results of each such matter.

Proposal One — Election of Directors.  In accordance with the voting results listed below, each nominee to serve as a Class III director was elected for a three-year term expiring at the 2013 Annual Meeting.

Nominee	Votes For	Votes Withheld	Broker Non-Votes
John S. Lupo	3,436,975	279,643	1,771,324
Ian R. Miller	2,851,006	865,612	1,771,324

Proposal Two — Ratification of the Appointment of Grant Thornton LLP as Independent Registered Public Accountants for the Year Ending December 31, 2010.  In accordance with the voting results listed below, the appointment of Grant Thornton LLP to serve the Company’s independent registered public accounting firm for the year ending December 31, 2010 was ratified.

Votes For	Votes Against	Abstentions	Broker Non-Votes
5,278,376	75,701	133,864	0

Proposal Three — Approval of the Cobra Electronics Corporation 2010 Equity Incentive Plan.  In accordance with the voting results listed below, the Cobra Electronics Corporation 2010 Equity Incentive Plan (the “Plan”) was approved.

Votes For	Votes Against	Abstentions	Broker Non-Votes
2,507,236	1,182,607	26,773	1,771,324

The Plan became effective on May 11, 2010 and will terminate on the date of the first annual meeting of the Company’s shareholders to occur on or after May 11, 2020, unless terminated earlier by the Board of Directors. The Plan replaces the 2000 Stock Option Plan (which expired March 31, 2010) and the 2002 Outside Directors Stock Option Plan.

All officers, employees and non-employee directors of the Company and its subsidiaries and persons expected to become officers, employees or non-employee directors of the Company and its subsidiaries are eligible to receive awards under the Plan.  There are approximately 150 employees of the Company who are currently eligible to participate under the Plan.  There are also five non-employee directors of the Company who are currently eligible to participate under the Plan.

Awards under the Plan include non-qualified and incentive stock options, stock-settled stock appreciation rights, restricted stock, unrestricted stock, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Subject to adjustment for stock splits and other changes in capitalization, (i) the maximum number of shares available under the Plan for restricted stock, unrestricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 800,000; (ii) the maximum number of shares with respect to which options or stock appreciation rights or a combination thereof may be granted during any fiscal year to any person is 300,000; (iii) the maximum number of shares with respect to which performance-based restricted stock or restricted stock units may be granted during any fiscal year to any person is 100,000; and (iv) the maximum amount that may be payable with respect to performance units granted during any fiscal year of the Company to any person is $1,000,000.

The Stock Option Plan Committee, which is made up entirely of independent directors, is responsible for interpreting, construing and administering the Plan.  The Stock Option Plan Committee has the authority to determine the participants in the Plan, the form, amount and timing of any awards (subject to Plan limits), the performance goals, if any, and all other terms and conditions pertaining to any award.

The foregoing description of the Plan is qualified in its entirety by reference to the Plan document, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein.

Item 6.  Exhibits

a)	Exhibit 10.1 2010 Executive Incentive Payment Plan.

b)	Exhibit 10.2 Cobra Electronics Corporation 2010 Equity Incentive Plan.

c)

Exhibit 10.3 Fifth Amendment to Loan and Security Agreement and Waiver, effective April 9, 2010, among Cobra Electronics Corporation, The PrivateBank and Trust Company as lender and administrative agent for itself and other lenders and RBS Citizens, N.A., as lender.

d)	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

e)	Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

f)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

g)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ Michael Smith

Michael Smith
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: May 14, 2010

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

10.1	2010 Executive Incentive Payment Plan.

10.2	Cobra Electronics Corporation 2010 Equity Incentive Plan.

10.3

Fifth Amendment to Loan and Security Agreement and Waiver, effective April 9, 2010, among Cobra Electronics Corporation, The PrivateBank and Trust Company as lender and administrative agent for itself and other lenders and RBS Citizens, N.A., as lender.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.