Form 10-Q
period 2010-06-30
COBRA ELECTRONICS CORP
filed 2010-08-12
CIK 30828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares of Common Stock of Registrant outstanding as of August 6, 2010: 6,471,280

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Operations - Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$25,710	$25,971	$46,793	$45,056
Cost of sales	18,848	19,739	34,081	33,762
Gross profit	6,862	6,232	12,712	11,294
Selling, general and administrative expense	6,562	7,783	13,448	14,839
Earnings (loss) from operations	300	(1,551)	(736)	(3,545)
Interest expense	(251)	(190)	(514)	(340)
Other (expense) income	(355)	680	(380)	423
Loss before income taxes	(306)	(1,061)	(1,630)	(3,462)
Tax provision	10	8,840	3	8,054
Net loss	(316)	(9,901)	(1,633)	(11,516)
Less: net earnings attributable to non-controlling interest	—	1	—	2
Net loss attributable to Cobra	$(316)	$(9,902)	$(1,633)	$(11,518)

Net loss per common share attributable to Cobra shareholders:
Basic	$(0.05)	$(1.53)	$(0.25)	$(1.78)
Diluted	$(0.05)	$(1.53)	$(0.25)	$(1.78)

Weighted average shares outstanding:
Basic	6,471	6,471	6,471	6,471
Diluted	6,471	6,471	6,471	6,471

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets - Unaudited

(In Thousands)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$1,519	$1,405
Receivables, net of allowance for doubtful accounts of $95 in 2010 and $103 in 2009	14,548	22,095
Inventories, primarily finished goods, net	27,553	26,198
Other current assets	3,469	3,961
Total current assets	47,089	53,659

Property, plant and equipment, at cost:
Buildings and improvements	5,904	5,707
Tooling and equipment	17,990	17,746

	23,894	23,453

Accumulated depreciation	(19,169)	(18,318)
Land	230	230
Property, plant and equipment, net	4,955	5,365

Other assets:
Cash surrender value of life insurance policies	4,137	4,051
Deferred income taxes, non-current	1,102	1,717
Intangible assets	9,728	10,769
Other assets	201	142
Total other assets	15,168	16,679

Total assets	$67,212	$75,703

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets - Unaudited

(In Thousands, Except Share Data)

	June 30,	December 31,
	2010	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term bank debt	$11,838	$16,549
Accounts payable	8,240	7,427
Accrued salaries and commissions	846	902
Accrued advertising and sales promotion costs	850	1,392
Accrued product warranty costs	580	857
Accrued income taxes	225	73
Deferred income taxes, current	1,109	1,728
Other accrued liabilities	2,495	2,524
Total current liabilities	26,183	31,452

Non-current liabilities:
Long-term bank debt, net of current maturities	440	1,320
Deferred compensation	7,207	6,772
Deferred income taxes	1,727	1,935
Other long-term liabilities	998	961
Total non-current liabilities	10,372	10,988
Total liabilities	36,555	42,440

Commitments and contingencies	—	—

Shareholders’ equity:

Preferred stock, $1 par value 1,000,000 shares authorized None issued and outstanding	—	—

Common stock, $.33 1/3 par value 12,000,000 share authorized 7,039,100 shares issued 6,471,280 shares outstanding	2,345	2,345

Paid-in capital	20,696	20,583
Retained earnings	14,400	16,033
Accumulated other comprehensive loss	(2,973)	(1,889)
	34,468	37,072
Treasury stock, at cost (567,820 shares)	(3,837)	(3,837)
Total shareholders’ equity - Cobra	30,631	33,235
Non-controlling interest	26	28
Total equity	30,657	33,263
Total liabilities and shareholders’ equity	$67,212	$75,703

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statement of Cash Flows - Unaudited

(In Thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss attributable to Cobra	$(1,633)	$(11,518)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,907	1,974
Deferred income taxes - valuation charge	—	9,596
Deferred income taxes	(108)	(1,295)
(Gain) loss on cash surrender value (CSV) of life insurance	179	(119)
(Gain) loss on sale of fixed assets	(5)	4
Stock-based compensation	113	116
Non-controlling interest	—	2
Changes in assets and liabilities:
Receivables	7,266	2,090
Inventories	(2,106)	(1,622)
Other assets	(752)	(747)
Income tax refunds	925	—
Accounts payable	1,045	3,849
Accrued income taxes	108	(180)
Accrued liabilities	(852)	(931)
Deferred compensation	435	182
Deferred income	70	(17)
Other long-term liabilities	7	(62)
Net cash provided by operating activities	6,599	1,322
Cash flows from investing activities:
Property, plant and equipment	(356)	(507)
Premiums on CSV life insurance	(266)	(274)
Intangible assets	(298)	(504)
Net cash used in investing activities	(920)	(1,285)
Cash flows from financing activities:
Bank (repayment) borrowings	(5,591)	493
Net cash used in financing activities	(5,591)	493
Effect of exchange rate changes on cash and cash equivalents	26	(615)
Net increase (decrease) in cash	114	(85)
Cash at beginning of period	1,405	1,985
Cash at end of period	$1,519	$1,900

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$518	$342
Income taxes, net of refunds	$(905)	$129

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the three and six months ended June 30, 2010 and 2009

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

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Cobra designs and markets consumer electronics products, which it sells primarily under the Cobra brand name principally in the United States, Canada and Europe. Performance Products Limited (“PPL”), a wholly-owned subsidiary of the Company, sells its products under the Snooper tradename, in the United Kingdom, as well as elsewhere in Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong and South Korea. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company.

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

The financial information by business segment for the three months and six months ended June 30, 2010 and 2009 follows:

Three months - 2010 vs. 2009

	2010			2009
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$22,212	$3,498	$25,710	$23,366	$2,605	$25,971
Cost of sales	16,313	2,535	18,848	18,059	1,680	19,739
Gross profit	5,899	963	6,862	5,307	925	6,232
Selling, general and administrative expense	5,419	1,143	6,562	6,799	984	7,783
Earnings (loss) from operations	480	(180)	300	(1,492)	(59)	(1,551)
Interest expense	(250)	(1)	(251)	(190)	—	(190)
Other (expense) income	(276)	(79)	(355)	388	292	680
(Loss) earnings before income taxes	(46)	(260)	(306)	(1,294)	233	(1,061)
Tax provision (benefit)	73	(63)	10	8,916	(76)	8,840
Net (loss) earnings	(119)	(197)	(316)	(10,210)	309	(9,901)
Less: net earnings attributable to non-controlling interest	—	—	—	—	1	1
Net (loss) earnings attributable to Cobra	$(119)	$(197)	$(316)	$(10,210)	$308	$(9,902)

Six months - 2010 vs. 2009
	2010			2009
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$39,767	$7,026	$46,793	$40,614	$4,442	$45,056
Cost of sales	29,276	4,805	34,081	31,046	2,716	33,762
Gross profit	10,491	2,221	12,712	9,568	1,726	11,294
Selling, general and administrative expense	11,220	2,228	13,448	12,876	1,963	14,839
Loss from operations	(729)	(7)	(736)	(3,308)	(237)	(3,545)
Interest expense	(513)	(1)	(514)	(340)	—	(340)
Other (expense) income	(243)	(137)	(380)	154	269	423
(Loss) earnings before income taxes	(1,485)	(145)	(1,630)	(3,494)	32	(3,462)
Tax provision (benefit)	108	(105)	3	8,203	(149)	8,054
Net (loss) earnings	(1,593)	(40)	(1,633)	(11,697)	181	(11,516)
Less: net earnings attributable to non-controlling interest	—	—	—	—	2	2
Net (loss) earnings attributable to Cobra	$(1,593)	$(40)	$(1,633)	$(11,697)	$179	$(11,518)

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

Due to the operating results for the first half of 2009, the expected continuation of a global recession and the absence of tax planning strategies to generate a sufficient level of taxable income, management concluded the full realization of the deferred tax assets within a reasonable time horizon did not satisfy the more likely than not realization criteria. Accordingly, the Company established a $9.6 million deferred tax valuation allowance for its U.S. operation in the second quarter of 2009. The valuation allowance is a non-cash charge that does not preclude the Company from fully realizing the net deferred tax assets in the future. The deferred tax valuation allowance totaled $8.6 million at June 30, 2010 and $8.4 million at December 31, 2009.

The Worker, Homeownership, and Business Assistance Act of 2009, enacted November 6, 2009, allowed eligible businesses a one-time election to carry back net operating losses (“NOL”) from 2008 or 2009 (but not both) for three, four or five years rather than the standard two years. As result of this one-time opportunity, the Company carried back $4.3 million of 2009’s NOL to prior periods and generated a federal tax refund of $881,000. The available NOL carryforward for the 2008 tax year totals $1.1 million.

The provision for income taxes for the three and six months ended June 30, 2010 and 2009 consists of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

Current provision (benefit):
U.S.	$44	$(187)	$89	$40
Foreign	9	(315)	126	(287)
	53	(502)	215	(247)

Deferred provision (benefit):
U.S.	—	9,074	—	8,134
Foreign	(43)	268	(212)	167
	(43)	9,342	(212)	8,301
Total provision	$10	$8,840	$3	$8,054

(4)  FINANCING ARRANGEMENTS

On July 16, 2010, the Company entered into the Credit Agreement (the “Credit Agreement”) among the Company, Harris N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto from time to time (the “Lenders”). The Credit Agreement provided for a $25,000,000 revolving loan facility, which will mature on July 16, 2013. Borrowings under the Credit Agreement were used to repay amounts outstanding under the Company’s existing term loan and revolving credit facility under the Loan and Security Agreement (as amended, the “Terminated Loan Agreement”) dated as of February 15, 2008 among the Company, the lenders party thereto and The PrivateBank and Trust Company, as a lender and administrative agent and for general corporate purposes.  Pursuant to the terms of the Credit Agreement, the Company is required to make mandatory prepayments on the amounts outstanding thereunder in the event that the Company receives proceeds under certain circumstances or in connection with other specified events.  A copy of the Credit Agreement was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 22, 2010.

Borrowings under the Credit Agreement will bear interest at either the base rate or the LIBOR lending rate (each as defined in the Credit Agreement), as applicable, plus the applicable margin set forth in the Credit Agreement.  The Company will also pay certain fees and expenses, including a (i) commitment fee equal to 0.50 percent per annum on the unused portion of the Lenders’ aggregate revolving commitment and (ii) a letter of credit fee equal to the product of the applicable margin set forth in the Credit Agreement times the face amount of the standby letters of credit and the commercial letters of credit outstanding at such time.  The Credit Agreement contains customary covenants, including but not limited to financial covenants requiring the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.10 to 1.00 for the periods set forth in the Credit Agreement.

As a condition to the extension of the loans and the issuance of the letters of credit under the Credit Agreement, the Company has granted a security interest to the Administrative Agent, for the benefit of the Lenders, in substantially all the assets of the Company except (i) life insurance policies not collaterally assigned to the Lenders, (ii) any equipment subject to liens permitted under the Credit Agreement if such equipment is also subject to an agreement prohibiting the pledge of such equipment to the Lenders, (iii) deposit accounts used exclusively by the Company for payroll and employee retiree benefit purposes and (iv) the Company’s interest in the outstanding voting equity securities of any of its directly-owned foreign subsidiaries to the extent such interests exceed 65 percent of the outstanding voting equity securities of such foreign subsidiary.

Due to the refinancing of the Company’s interest bearing debt on July 16, 2010, the second quarter results for 2010 were not subject to any covenant tests.  Subsequent periods will be subject to a Fixed Charge Coverage Ratio of at least 1.1 to 1.0.

At June 30, 2010, the Company had interest bearing debt outstanding of $12.3 million, consisting of the $2.2 million term loan and $10.1 million borrowed under the revolving credit facility. As of June 30, 2010, credit availability was approximately $4.6 million under the revolving credit facility, based on the borrowing base formula in effect at that time.  The weighted average interest rate for the three months ending June 30, 2010 and 2009 was 6.75 percent and 3.8 percent, respectively. On a year to date basis, the weighted average interest rate for the six months ending June 30, 2010 and 2009 was 6.8 percent and 3.6 percent, respectively.

The Credit Agreement replaced the Terminated Loan Agreement, which provided a $5.7 million term loan facility and a $40 million revolving credit facility, both of which were to mature on October 19, 2011. The Terminated Loan Agreement was amended on three separate occasions for covenant compliance waivers. The latest amendment, which was effective March 9, 2010, reduced the maximum borrowing amount to $23 million under the revolving credit facility and eliminated the minimum cumulative EBITDA covenant.

In connection with the new Credit Agreement, the Company will write-off the deferred financing costs associated with the Terminated Loan Agreement and recognize a non-cash pre-tax charge of $349,000 in the third quarter of 2010.  Additionally, in connection with the refinancing, the Company terminated an interest rate swap agreement in exchange for a $381,000 cash payment by the Company on July 16, 2010.  With the elimination of the interest rate swap, the fair value of debt is no longer affected by changes in the interest rate market.

(5)   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, cash surrender value (“CSV”) of life insurance policies, accounts receivable, accounts payable, short-term debt, long-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximated their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its Terminated Loan Agreement approximated fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit approximated fair value due to the short-term nature of the instrument. The contract value/fair value of the letters of credit was $3.3 million at June 30, 2010 and $2.7 million at December 31, 2009. The carrying value of the CSV for the life insurance approximated fair value and was based on the market value of the underlying investments, which may increase or decrease due to fluctuations in the overall financial markets.

Until it was terminated on July 16, 2010, the Company had a derivative contract for an interest rate swap that was valued on a recurring basis using quoted market prices. This financial instrument is exchange-traded and was classified within Level 2 of the fair value hierarchy because the exchange is not deemed to be an active market. The derivative was classified as a long-term liability on the balance sheet. Refer to Note 6, Derivatives, for additional information.

In connection with the refinancing of bank debt, the Company paid $381,000 on July 16, 2010 to terminate the related interest rate swap agreement. The termination cost of the interest rate swap will be amortized into interest expense through March 31, 2014.  The following table provides the fair value information for the Company’s interest rate swap as of June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
		Fair Value			Fair Value
			Significant			Significant
			Other Observable			Other Observable
	Carrying	Total	Inputs	Carrying	Total	Inputs
Liabilities	Amount	Fair Value	(Level 2)	Amount	Fair Value	(Level 2)
(In Thousands)

Interest rate swap	$447	$447	$447	$420	$420	$420

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

As of June 30, 2010 the Company’s hedging activity was limited to foreign currency purchases and an interest rate swap. The purpose of the foreign currency hedging activities was to protect the Company from the risk that eventual settlement of foreign currency transactions would be adversely affected by changes in exchange rates. The purpose of the interest rate swap was to fix the interest rate for the term of the revolving credit facility and term loan under the Terminated Loan Agreement, thereby protecting the Company from future interest rate increases.  The interest rate swap represented a cash flow hedge and was recorded at fair value and classified as a non-current liability. Changes in the recorded fair value of the interest rate swap were recorded to other comprehensive income.  At March 31, 2009, the existing contract applicable to the term loan with a value of $250,000 was terminated and replaced with a contract applicable to the term loan and a portion of the revolving loan valued at $377,000. The $250,000 value of the terminated liability will be amortized through September 30, 2011.  In connection with the refinancing of bank debt the Company paid $381,000 on July 16, 2010 to terminate the related interest rate swap agreement. The termination cost of the interest rate swap will be amortized into interest expense through March 31, 2014.

The Company hedges foreign exchange exposures by entering into various short-term forward foreign exchange contracts. The instruments were carried at fair value in its Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria were recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings.  Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria were recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the three and six month periods ending June 30, 2010 and 2009.

At June 30, 2010, the Company did not have any open foreign exchange contracts. The carrying value of the interest rate swap totaled $447,000 at June 30, 2010 and $420,000 at December 31, 2009.

The fair value of outstanding derivative contracts designated as hedging instruments recorded as liabilities in the accompanying balance sheet were as follows:

		June 30,	December 31,
Liability Derivative	Balance Sheet Location	2010	2009
		(In thousands)

Interest rate swap	Non-current liability	$447	$420

The effective portion of the gain (loss) on outstanding derivatives recognized in Other Comprehensive Income (“OCI”) for the three and six months ending June 30, 2010 and 2009 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

Interest rate swap	$(38)	$87	$(26)	$(114)

The effective portion of the gain reclassified from Accumulated Comprehensive Other Income into income during the three and six months ending June 30, 2010 and 2009 follows:

	Three Months Ended		Six Months Ended
Income Statement Location	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

Interest expense	$28	$43	$61	$43

(7)   (LOSS) EARNINGS PER SHARE

Basic earnings (loss) per share excludes any dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of common stock.  If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings (loss) per share.  The loss per share for the three and six months ending June 30, 2010 and 2009 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands, Except Share Data)

Basic loss per share:

Net loss available to Cobra shareholders	$(316)	$(9,902)	$(1,633)	$(11,518)

Weighted-average shares outstanding	6,471,280	6,471,280	6,471,280	6,471,280

Basic loss per share	$(0.05)	$(1.53)	$(0.25)	$(1.78)

Weighted-average shares outstanding	6,471,280	6,471,280	6,471,280	6,471,280

Dilutive shares issuable in connection with stock option plans (a)	—	—	—	—

Less: shares purchasable with option proceeds	—	—	—	—

Total	6,471,280	6,471,280	6,471,280	6,471,280

Diluted loss per share	$(0.05)	$(1.53)	$(0.25)	$(1.78)

(a) Stock options to purchase 442,780 shares for the three and six months ending June 30, 2010 and 504,296 shares for the three and six months ending June 30, 2009 were not included in the calculation for the dilutive loss per share since the exercise price was above market price.

(8)   COMPREHENSIVE (LOSS) INCOME

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity.  For the three and six months ending June 30, 2010   and 2009, other comprehensive income (loss) included the foreign currency translation adjustment and an interest rate swap.  The cumulative balance of the comprehensive loss at June 30, 2010 and December 31, 2009 follows:

	June 30,	December 31,
	2010	2009
	(In Thousands)

Foreign currency translation adjustment	$(2,643)	$(1,585)

Interest rate swap - gross	(330)	(304)

Total	$(2,973)	$(1,889)

A summary of the Comprehensive Loss for the three and six month periods ending June 30, 2010 and 2009 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands)

Net loss attributable to Cobra	$(316)	$(9,902)	$(1,633)	$(11,518)

Foreign currency translation adjustment (no tax effect)	(359)	1,415	(1,058)	1,032

Interest rate swap and foreign exchange (net of applicable tax)	(38)	87	(26)	(114)

Total comprehensive loss	$(713)	$(8,400)	$(2,717)	$(10,600)

(9)   COMMITMENTS AND CONTINGENCIES

The Company is subject to various unresolved legal actions which arise in the normal course of its business.  None of these matters are expected to have a material adverse effect on the Company’s financial position or results of operations.  However, the ultimate resolution of these matters cannot be determined at this time.

At June 30, 2010 and December 31, 2009, the Company had outstanding inventory purchase orders with suppliers totaling approximately $22.8 million and $17.7 million, respectively.

(10)   OTHER CURRENT ASSETS

The following table summarizes the components of other current assets at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(In Thousands)

Prepaid assets	$1,592	$1,523

Tax refunds and receivables	193	1,060

Vendor and miscellaneous receivables	1,684	1,378

	$3,469	$3,961

(11)  PRODUCT WARRANTY COSTS AND INVENTORY VALUATION RESERVES

The Company warrants to the consumer who purchases its products that it will repair or replace, without charge, defective products within a specified time period, generally one year. The Company also has a return policy that allows its customers to return to the Company products returned to them by their customers for full or partial credit based on when the Company’s customer last purchased these products.  Consequently, it maintains a warranty reserve, which reflects historical warranty return rates by product category multiplied by the most recent six months of unit sales of that model and the unit standard cost of the model.  A roll-forward of the warranty reserve follows:

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
	2010	2009
	(In Thousands)

Accrued product warranty costs, beginning of period	$857	$897

Warranty provision	990	2,459

Warranty expenditures	(1,267)	(2,499)

Accrued product warranty costs, end of period	$580	$857

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

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
	2010	2009
	(In Thousands)

Liquidation reserve, beginning of period	$648	$623

Liquidation provision	906	2,650

Liquidation of models	(999)	(2,625)

Liquidation reserve, end of period	$555	$648

The Company maintains a net realizable value (“NRV”) reserve to write-down, as necessary, certain finished goods, except for those goods covered by the previously discussed liquidation reserve, below cost.  The reserve includes models where it is determined that the estimated realizable value is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models were to be included in the reserve and the NRV of such models.  The estimated NRV of each model is the per unit price that is estimated to be received if the model were sold in the marketplace. This reserve will vary depending upon the specific models selected; the estimated NRV for each model and quantities of each model that are determined will be sold below cost from quarter to quarter.  A roll-forward of the NRV reserve follows:

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
	2010	2009
	(In Thousands)

Net realizable reserve, beginning of period	$238	$109

NRV provision	196	427

NRV write-offs	(187)	(298)

Net realizable reserve, end of period	$247	$238

(12)  OTHER INCOME (EXPENSE)

The following table shows the components of other income (expense) for the three and six month periods ending June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

Interest income	$—	$—	$—	$4

CSV (loss) income	(248)	398	(179)	119

Exchange (loss) income	(90)	277	(139)	251

Other (loss) income	(17)	5	(62)	49

	$(355)	$680	$(380)	$423

(13)  SUBSEQUENT EVENTS

On July 16, 2010, the Company entered into the Credit Agreement (the “Credit Agreement”) among the Company, Harris N.A., as administrative agent and the lenders party thereto from time to time. The Credit Agreement provided for a $25,000,000 revolving loan facility, which will mature on July 16, 2013. Borrowings under the Credit Agreement were used to repay amounts outstanding under the Company’s existing term loan and revolving credit facility under the Loan and Security Agreement dated as of February 15, 2008 among the Company, the lenders party thereto and The PrivateBank and Trust Company, as a lender and administrative agent, as amended, and for general corporate purposes.  Pursuant to the terms of the Credit Agreement, the Company is required to make mandatory prepayments on the amounts outstanding thereunder in the event that the Company receives proceeds under certain circumstances or in connection with other specified events.  Refer to Note 4, Financing Arrangements, for additional information.

In connection with the new Credit Agreement, the Company will write-off the deferred financing costs associated with the prior credit facility and recognize a non-cash pre-tax charge of $349,000 in the third quarter of 2010.  Additionally, in connection with the refinancing, the Company terminated a related interest rate swap agreement in exchange for a cash payment by the Company of $381,000 on July 16, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary- Second Quarter

Pre-tax loss for the second quarter of 2010 totaled $306,000 compared to a pre-tax loss of $1.1 million for the year ago period. Key factors contributing to the significant improvement were:

•                  Net sales decreased $261,000, or 1.0 percent. Higher satellite navigation sales for the PPL segment were more than offset by lower Cobra-segment domestic and Cobra Electronics Europe Limited (“CEEL”) sales.

•                  Gross margin increased 2.7 percentage points to 26.7 percent as a result of lower costs and an improved product mix in the Cobra segment.

•                  Selling, general and administrative expenses decreased $1.2 million or 15.7 percent, driven by lower Cobra segment expenses due primarily to management’s effort to reduce fixed costs.

As a result of the above, earnings from operations were $300,000 in the second quarter of 2010 as compared to a loss from operations of $1.6 million in the second quarter of 2009.  However, other expenses increased by $1.0 million, mainly due to the change in cash surrender value of life insurance the Company carries to fund certain deferred compensation programs and foreign exchange losses, and interest expense increased by $61,000 due to higher prevailing interest rates.

The combined impact of the foregoing factors with the improvement in operating income was a $755,000 decrease in the pre-tax loss in the second quarter of 2010 from the second quarter of 2009.

The tax provision for the second quarter of 2010 was $10,000 compared to an $8.8 million provision for the second quarter of 2009, which included a charge for a full valuation allowance on the deferred tax assets of the Company’s U.S. operations.

The net loss for the three month period ending June 30, 2010 was $316,000, or a $0.05 loss per share, versus the $9.9 million loss, or $1.53 loss per share, for three month period ending June 30, 2009.

Executive Summary- Six Months

Pre-tax loss for the first half of 2010 totaled $1.6 million compared to a pre-tax loss of $3.5 million for the comparable prior year period. Key factors contributing to the significant improvement were:

•                  Net sales increased $1.7 million, or 3.9 percent. Higher sales for the PPL segment more than offset the sales decline for the Cobra segment, mainly lower domestic detection and CEEL sales.

•                  Gross margin increased 2.1 percentage points to 27.2 percent as a result of a higher Cobra segment gross margin.

•                  Selling, general and administrative expenses decreased $1.4 million, or 9.4 percent, driven by lower Cobra segment expenses due primarily to management’s effort to reduce fixed costs.

•                  Interest expense increased $174,000 due to higher rates.

•                  Other expenses increased by $803,000 mainly due to cash surrender value (CSV) of life insurance income and foreign exchange losses.

The combined impact of the foregoing factors was a $1.8 million decrease in the pre-tax loss in the first half of 2010 from the same period in 2009.

The tax provision for first half of 2010 amounted to $3,000 compared to an $8.1 million provision for the prior year period. The $8.1 million provision included a charge for a full valuation allowance on the deferred tax assets of the Company’s U.S. operations.

The net loss for the six month period ending June 30, 2010 was $1.6 million, or $.25 loss per share, compared to the $11.5 million loss, or $1.78 loss per share, for the year ago period.

Outlook

The Company anticipates returning to profitability in 2010, as it drives the business forward with new products and new distribution and marketing channels.  The improvement in the Company’s results for the first half of 2010 was built on this strategic thrust. The Company will maintain its focus on containing expenses and managing working capital in the second half of 2010.

EBITDA

The following table shows the reconciliation of net loss to EBITDA and EBITDA As Defined for the three and six months ending June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

Net loss	$(316)	$(9,902)	$(1,633)	$(11,518)

Depreciation/amortization	957	996	1,907	1,974

Interest expense	251	190	514	340

Income tax provision	10	8,840	3	8,054

EBITDA	902	124	791	(1,150)

Stock option expense	57	58	113	117

CSV (income) loss	248	(398)	179	(119)

Non-controlling interest	—	1	—	2

Other non-cash items	390	(165)	1,077	(112)

EBITDA As Defined	$1,597	$(380)	$2,160	$(1,262)

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

Second Quarter — 2010 vs. 2009

The following table contains sales and pre-tax profit or loss by business segment for the three month period ending June 30, 2010 and 2009:

					2010 vs. 2009
	2010		2009		Increase
	(In Thousands)
	Net	Pre-tax	Net	Pre-tax	Net	Pre-tax
Business Segment	Sales	Profit (Loss)	Sales	Profit (Loss)	Sales	Profit

Cobra	$22,212	$(46)	$23,366	$(1,294)	$(1,154)	$1,248
PPL	3,498	(260)	2,605	233	893	(493)

Total Company	$25,710	$(306)	$25,971	$(1,061)	$(261)	$755

Cobra Business Segment

Cobra net sales decreased $1.2 million, or 4.9 percent, in the second quarter of 2010 to $22.2 million compared to $23.4 million in the second quarter of 2009. The main contributors to the decrease were lower net sales domestically and at CEEL partially offset by higher sales into Canada.  The decrease in domestic net sales was due mainly to declines for (1) two-way radios, primarily because of load-in sales when Cobra became a major retailer’s exclusive two-way radio supplier a year ago, and (2) detectors, because of weak store traffic at a major retailer. Additionally, domestic sales were adversely affected by the transition of a key retail account from being served by a distributor to direct service by Cobra.  While this transition will provide opportunities to improve sales and earnings through the balance of this year and beyond, the short-term impact was to reduce sales as the affected distributor balanced its inventory to anticipated sales levels. These domestic declines were partly offset by sales of the mobile navigation product for the professional driver (the 7700 PRO), introduced in the second half of 2009, and higher marine radios sales because of strong sales of two new floating handheld marine radios (one with Bluetooth® technology), introduced in late 2009.  CEEL net sales declined in part because of the slowness of the economic recovery in Europe, which has lagged the U.S. economic recovery, as well as the timing of radar detector sales to a new European distributor, which shifted to the second half of 2010.  Increased Canadian sales, mainly in two-way radios, reflected an improved Canadian economy and a shift in sales from the first quarter of 2010.

Gross profit increased $592,000, or 11.2 percent, to $5.9 million for the second quarter of 2010, while gross margin increased 3.9 percentage points to 26.6 percent from 22.7 percent in the prior year’s quarter.  The increase in gross margin resulted from higher gross margins for domestic sales and at CEEL.  The increase in the domestic gross margin was due to improved margins for several categories, especially two-way radios because of cost reductions and lower net realizable value expense, as well as a more favorable product mix because of a greater proportion of higher-margin Citizens Band and marine radios and the added sales of the 7700 PRO.  The gross margin improvement for CEEL was due in part to sales of new, high-margin radar detector and marine radio models and the fact that there were excess inventory sales of two-way radios at reduced prices in 2009, which were not repeated in the current quarter, as well as a favorable inventory adjustment due to the weakening of the euro in the current quarter.

Selling, general and administrative expenses declined $1.4 million, or 20.3 percent, to $5.4 million for the current quarter from $6.8 million in the prior year’s quarter and, as a percentage of net sales, were 24.4 percent and 29.1 percent, respectively.  Both lower variable selling expenses, primarily because of lower domestic sales and the favorable impact of customer mix, and lower fixed expenses, primarily public relations, media and trade show attendance expenses and professional fees, contributed to the decline.

Interest expense increased $60,000 in the second quarter of 2010 from the prior year period due to higher interest rates.  Other expense increased $664,000 from the year ago period mainly due to a CSV loss of $248,000 for the current quarter compared to income of $398,000 in the year ago quarter.

As a result of the above, the Cobra segment had a pre-tax loss of $46,000 in the second quarter of 2010 compared to a pre-tax loss of $1.3 million in the second quarter of 2009.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales increased $893,000 or 34.3 percent, to $3.5 million in the second quarter of 2010 compared to the year ago quarter. The increase was due to higher satellite navigation sales, especially those with routing designed specifically for trucks and motor homes, and outdoor leisure products, which were not sold in the second quarter of 2009, offset in part by lower download fee revenue in the current quarter as compared to the same period in 2009 due to the growth in product sales outside of the U.K., where download fees are not charged due to the competitive environment.

Gross profit increased $38,000, or 4.1 percent, to $963,000 for the second quarter of 2010, while gross margin decreased 8 percentage points to 27.5 percent from 35.5 percent in the prior year’s quarter.  The decrease in gross margin was due primarily to $95,000 of exchange rate losses that flowed through the cost of sales in 2010 and a 25 percent decrease in download fees, which have a 100 percent gross margin, to 12 percent of net sales compared to 22 percent of net sales for the prior year quarter.

Selling, general and administrative expenses increased $159,000, or 16.2 percent, to $1.1 million for the current quarter from $984,000 in the prior year’s quarter but, as a percentage of net sales, were 32.7 percent and 37.8 percent, respectively. The increase in selling, general and administrative expenses was due mainly to higher advertising and professional fees, partially offset by the favorable impact of a 3.8 percent weakening of the British pound sterling relative to the U.S. dollar for the current quarter versus the prior year’s quarter.

Other expense for the second quarter of 2010 increased $371,000 compared to the prior year period. This unfavorable change was principally due to the strengthening of the U.S. dollar versus the British pound sterling, which resulted in a foreign exchange loss of $81,000 in the current quarter versus a $295,000 foreign exchange gain for the second quarter of 2009.

As a result of the above, the PPL segment had a pre-tax loss of $260,000 for the second quarter of 2010 compared to pre-tax income of $233,000 for the second quarter of 2009.

Six Months - 2010 vs. 2009

The following table contains sales and pre-tax profit or loss by business segment for the six month period ending June 30, 2010 and 2009:

					2010 vs. 2009
	2010		2009		Increase
	(In Thousands)
	Net	Pre-tax	Net	Pre-tax	Net	Pre-tax
Business Segment	Sales	Profit (Loss)	Sales	Profit (Loss)	Sales	Profit

Cobra	$39,767	$(1,485)	$40,614	$(3,494)	$(847)	$2,009
PPL	7,026	(145)	4,442	32	2,584	(177)

Total Company	$46,793	$(1,630)	$45,056	$(3,462)	$1,737	$1,832

Cobra Business Segment

Cobra net sales decreased $847,000, or 2.1 percent, in the first half of 2010 to $39.8 million compared to $40.6 million for the year ago period. The main contributors to this decrease were lower domestic detection and CEEL sales offset in part by higher sales of Citizens Band radios as professional drivers benefit from solid first-half growth in truck tonnage and sales of the 7700 PRO mobile navigation product, introduced in the second half of 2009. Lower detection sales were due primarily to the fact that in the prior year’s period there were load-in shipments for two major retailers, one of which was a new detection customer at the beginning of 2009 while the other switched over to new models in the first quarter of 2009.  CEEL net sales declined in part because of the slowness of the economic recovery in Europe, which has lagged the U.S. economic recovery, as well as the timing of radar detector sales to a new European distributor, which shifted to the second half of 2010.

Gross profit for the first half of 2010 increased $923,000 to $10.5 million, while gross margin increased 2.8 percentage points to 26.4 percent from 23.6 percent for the first half of 2009.  The improvement in gross margin was due to higher domestic gross margin, particularly for two-way radios, which was driven by cost reductions and lower net realizable value expense, as well as a more favorable product mix resulting from increased sales of higher-margin Citizens Band radios and the added sales from the 7700 PRO.   Also contributing to the increase was a higher gross margin at CEEL, which was due in part to sales of new, high-margin radar detector and marine radio models and a favorable inventory adjustment due to the weakening of the euro in the current quarter.

Selling, general and administrative expenses for the first six months of 2010 declined $1.7 million, or 12.9 percent, to $11.2 million from $12.9 million for the first half of 2009 and, as a percentage of net sales were 28.2 percent and 31.7 percent, respectively.  Most of the $1.7 million decrease was in fixed expenses, which fell $1.3 million, or 12.6 percent, primarily because of lower severance costs (related to headcount reductions in the first quarter of 2009), public relations and trade show attendance expenses and professional fees.

Interest expense for the first half of 2010 increased $173,000 compared to the prior year period due to higher interest rates.  Other expense increased $397,000 mainly due to a CSV loss of $179,000 for the first half of 2010 compared to CSV income of $119,000 for the prior year period.

As a result of the above, the Cobra segment had a pre-tax loss of $1.5 million for the first six months of 2010 compared to a pre-tax loss of $3.5 million for the prior year period.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales increased $2.6 million or 58.2 percent, to $7.0 million for the first six months of 2010 compared to $4.4 million reported for the year ago period. Much of the increase was due to higher satellite navigation sales, which increased 51.8 percent because of strong sales of units with routing, designed specifically for trucks and motor homes, and to strong sales of outdoor leisure products, one of PPL’s newer categories.  Partially offsetting the increases in satellite navigation and outdoor leisure sales were a decline in download fees in the current period versus last year due to the growth in product sales outside of the U.K., where download fees are not charged due to the competitive environment.

Gross profit increased $495,000, or 28.7 percent, to $2.2 million for the first half of 2010, while gross margin decreased 7.3 percentage points to 31.6 percent from 38.9 percent in the prior year’s quarter.  The decrease in gross margin was due primarily to $89,000 of exchange rate losses that flowed through the cost of sales in 2010 and a 27 percent decrease in download fees, which have a 100 percent gross margin, to 12 percent of net sales compared to 26 percent of net sales for the prior year period.

Selling, general and administrative expenses increased $265,000, or 13.5 percent, to $2.2 million in the current period from $2.0 million in the prior year’s period but, as a percentage of net sales, were 31.7 percent and 44.2 percent, respectively.  The increase was due primarily to higher advertising and professional fees.

Other expense for the first half of 2010 increased $406,000 compared to the prior year period due to a $142,000 foreign exchange loss for the first half of 2010 compared to a $268,000 foreign exchange gain for the first half of 2009.

As a result of the above, the PPL segment had a pre-tax loss of $145,000 for the first six months of 2010 compared to pre-tax income of $32,000 for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company recently refinanced its bank debt and replaced a $23 million revolving asset-based facility and a $2.2 million term loan with a $25 million revolving asset-based facility.  This new Credit Agreement provided a lower cost credit facility and greater liquidity. Refer to Note 4, Financing Arrangements, for additional information.

At June 30, 2010, the Company had interest bearing debt outstanding of $12.3 million, consisting of the $2.2 million term loan and $10.1 million borrowed under the revolving credit facility. As of June 30, 2010, credit availability was approximately $4.6 million under the revolving credit facility, based on the borrowing base formula in effect at that time.  Due to the refinancing of the Company’s bank debt, there were no debt covenants applicable to second quarter results.

For the six months ended June 30, 2010, net cash flows provided by operating activities totaled $6.6 million. Significant net cash inflows from operations and non-cash add-backs included a decrease in accounts receivable of $7.3 million, non-cash depreciation and amortization of $1.9 million, receipt of $925,000 in income tax refunds, and increases in accounts payable and deferred compensation of $1.0 million and $435,000, respectively. The decrease in accounts receivable was primarily due to normal collections of year-end and quarter-end receivables and lower sales in the first half of 2010 compared to sales in the second half of 2009. The increase in accounts payable was mainly due to higher inventories. Partially offsetting these inflows was a net loss of $1.6 million; an increase in inventories of $2.1 million, primarily due to a seasonal build-up for the second half of 2010; and a decrease in accrued liabilities of $852,000, mainly because of lower promotional and warranty costs due to the sales decline from year end and an increase in other assets of $752,000.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season.  The Company believes that cash generated from operations and from borrowings under its Credit Agreement will be sufficient in 2010 to fund its working capital needs.

Net cash used in investing activities for the first six months of 2010 totaled $920,000.  Additions to intangible assets totaled $298,000,  PP&E expenditures totaled $356,000, and premium payments for life insurance totaled $266,000.

Net cash used by financing activities in the first six months of 2010 totaled $5.6 million and was used to reduce bank debt. The Company is not expected to pay a dividend in 2010.  The cash used in 2010 for financing activities will most likely be limited to debt reduction.

A failure to comply, absent a waiver from lenders, with the covenants contained in the Credit Agreement in future periods could result in any outstanding indebtedness under the Credit Agreement becoming immediately due and payable and in the inability to borrow additional funds under the Credit Agreement.  The Company believes that for the foreseeable future, it will be able to continue to fund its operations and seasonal working capital requirements with cash generated from operations and borrowings under the Credit Agreement or similar future credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies and estimates generally consist of those that reflect significant judgments and uncertainties and could potentially result in materially different results under different assumptions.  For a description of the Company’s critical accounting policies and estimates refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The application   of certain of these policies requires significant judgments or a historical based estimation process that can affect the results of operations and financial position of the Company as well as the related footnote disclosures.  The Company bases its estimates on historical experience and other assumptions that it believes are reasonable.  If actual amounts ultimately differ from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found at Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.  Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the SEC, press releases, or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act.  Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, liquidity, plans for acquisitions or sales of assets or businesses, plans relating to products or services, assessments of materiality, expansion into international markets, growth trends in the consumer electronics industry, technological and market developments in the consumer electronics industry, the availability of new consumer electronics products and predictions of future events, as well as assumptions relating to these statements. In addition, when used in this report, the words “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

•                  significant competition in the consumer electronics industry, including introduction of new products and changes in pricing;

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Market risks related to changes in foreign currency exchange risks and interest rates are inherent to the Company’s operations. Changes to these factors could cause fluctuations in the Company’s net earnings, cash flows and the fair values of financial instruments subject to market risks. The Company identifies these risks and mitigates the financial impact with hedging and interest rate swaps as of June 30, 2010.  However, with the elimination of the interest rate swap in July 2010, the Company is now subject to interest rate risk on the portion of the debt that was subject to this hedge previously. Consequently, future changes in the applicable interest rate will affect the interest expense incurred by the Company’s on its outstanding indebtedness.

Other than the elimination of the interest rate swap in July 2010, there have been no material changes in the Company’s market risk since December 31, 2009.

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

As of June 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2010.

There has been no change in the Company’s internal control over financial reporting that occurred during the first six months of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item  6  Exhibits

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

Dated: August 12, 2010

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.