Form 10-Q
period 2010-09-30
COBRA ELECTRONICS CORP
filed 2010-11-12
CIK 30828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares of Common Stock of Registrant outstanding as of November 5, 2010: 6,471,280

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Operations - Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$28,909	$27,405	$75,702	$72,461
Cost of sales	21,472	20,777	55,553	54,539
Gross profit	7,437	6,628	20,149	17,922
Selling, general and administrative expense	6,840	7,393	20,288	22,232
Earnings (loss) from operations	597	(765)	(139)	(4,310)
Interest expense	(251)	(275)	(765)	(615)
Other income (expense)	325	422	(55)	845
Earnings (loss) before income taxes	671	(618)	(959)	(4,080)
Tax (benefit) provision	(203)	(109)	(200)	7,945
Net earnings (loss)	874	(509)	(759)	(12,025)
Less: net earnings attributable to non-controlling interest	—	—	—	2
Net earnings (loss) attributable to Cobra	$874	$(509)	$(759)	$(12,027)

Net earnings (loss) per common share attributable to Cobra shareholders:
Basic	$0.14	$(0.08)	$(0.12)	$(1.86)
Diluted	$0.14	$(0.08)	$(0.12)	$(1.86)

Weighted average shares outstanding:
Basic	6,471	6,471	6,471	6,471
Diluted	6,471	6,471	6,471	6,471

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets - Unaudited

(In Thousands)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$1,362	$1,405
Receivables, net of allowance for doubtful accounts of $131 in 2010 and $103 in 2009	18,249	22,095
Inventories, primarily finished goods, net	30,031	26,198
Other current assets	3,707	3,961
Total current assets	53,349	53,659

Property, plant and equipment, at cost:
Buildings and improvements	6,228	5,707
Tooling and equipment	18,385	17,746
	24,613	23,453

Accumulated depreciation	(19,490)	(18,318)
Land	230	230
Property, plant and equipment, net	5,353	5,365

Other assets:
Cash surrender value of life insurance policies	4,537	4,051
Deferred income taxes, non-current	866	1,717
Intangible assets	9,756	10,769
Other assets	180	142
Total other assets	15,339	16,679

Total assets	$74,041	$75,703

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets - Unaudited

(In Thousands,  Except  Share Data)

	September 30,	December 31,
	2010	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term bank debt	$17,938	$16,549
Accounts payable	6,996	7,427
Accrued salaries and commissions	1,285	902
Accrued advertising and sales promotion costs	1,101	1,392
Accrued product warranty costs	783	857
Accrued income taxes	289	73
Deferred income taxes, current	874	1,728
Other accrued liabilities	2,939	2,524
Total current liabilities	32,205	31,452

Non-current liabilities:
Long-term bank debt, net of current maturities	—	1,320
Deferred compensation	7,072	6,772
Deferred income taxes	1,686	1,935
Other long-term liabilities	549	961
Total non-current liabilities	9,307	10,988
Total liabilities	41,512	42,440

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1 par value 1,000,000 shares authorized None issued and outstanding	—	—
Common stock, $.33 1/3 par value 12,000,000 shares authorized 7,039,100 shares issued 6,471,280 shares outstanding	2,345	2,345
Paid-in capital	20,752	20,583
Retained earnings	15,274	16,033
Accumulated other comprehensive loss	(2,033)	(1,889)
	36,338	37,072
Treasury stock, at cost (567,820 shares)	(3,837)	(3,837)
Total shareholders’ equity - Cobra	32,501	33,235
Non-controlling interest	28	28
Total equity	32,529	33,263
Total liabilities and shareholders’ equity	$74,041	$75,703

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statement of Cash Flows - Unaudited

(In Thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss attributable to Cobra	$(759)	$(12,027)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	3,042	2,947
Deferred income taxes - valuation charge	—	10,543
Deferred income taxes	(231)	(2,390)
Gain on cash surrender value (CSV) of life insurance	(221)	(594)
(Gain) loss on sale of fixed assets	(7)	1
Stock-based compensation	169	173
Non-controlling interest	—	2
Changes in assets and liabilities:
Receivables	3,750	(1,851)
Inventories	(3,930)	(2,547)
Other assets	(1,491)	(1,027)
Income tax refunds	1,079	863
Accounts payable	(314)	3,146
Accrued income taxes	169	(412)
Accrued liabilities	223	(556)
Deferred compensation	510	362
Deferred income	49	(17)
Other long-term liabilities	(445)	56
Net cash provided by (used in) operating activities	1,593	(3,328)
Cash flows from investing activities:
Property, plant and equipment	(979)	(739)
Premiums on CSV life insurance	(266)	(274)
Intangible assets	(461)	(607)
Net cash used in investing activities	(1,706)	(1,620)
Cash flows from financing activities:
Bank borrowings	69	4,194
Net cash provided by financing activities	69	4,194
Effect of exchange rate changes on cash and cash equivalents	1	(1)
Net decrease in cash	(43)	(755)
Cash at beginning of period	1,405	1,985
Cash at end of period	$1,362	$1,230

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$673	$602
Income taxes (refunds) paid, net	$(1,059)	$(483)

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2010 and 2009

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

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Cobra designs and markets consumer electronics products, which it sells primarily under the Cobra brand name principally in the United States, Canada and Europe. Performance Products Limited (“PPL”), a wholly-owned subsidiary of the Company, sells its products under the Snooper tradename in the United Kingdom, as well as elsewhere in Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong and South Korea. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated entities are collectively referred to as the “Company”.  All intercompany balances and transactions have been eliminated in consolidation.

(2)   SEGMENT INFORMATION

The Company operates in two business segments (1) Cobra Consumer Electronics (“Cobra”) and (2) Performance Products Limited (“PPL”). The Cobra segment is comprised of Cobra Electronics Corporation, Cobra Hong Kong Limited and Cobra Electronics Europe Limited (“CEEL”). The Company has separate sales departments and distribution channels for each segment, which provide segment exclusive product lines to all customers for that segment. Currently, there are no intersegment sales.

The financial information by business segment for the three months and nine months ended September 30, 2010 and 2009 follows:

Three months -  2010 vs. 2009

	2010			2009
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$25,178	$3,731	$28,909	$24,556	$2,849	$27,405
Cost of sales	18,613	2,859	21,472	18,682	2,095	20,777
Gross profit	6,565	872	7,437	5,874	754	6,628
Selling, general and administrative expense	5,692	1,148	6,840	6,323	1,070	7,393
Earnings (loss) from operations	873	(276)	597	(449)	(316)	(765)
Interest expense	(251)	—	(251)	(275)	—	(275)
Other (expense) income	(48)	373	325	357	65	422
Earnings (loss) before income taxes	574	97	671	(367)	(251)	(618)
Tax benefit	(82)	(121)	(203)	(51)	(58)	(109)
Net earnings (loss)	656	218	874	(316)	(193)	(509)
Less: net earnings attributable to non- controlling interest	—	—	—	—	—	—
Net earnings (loss) attributable to Cobra	$656	$218	$874	$(316)	$(193)	$(509)

Nine months - 2010 vs. 2009

	2010			2009
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$64,945	$10,757	$75,702	$65,170	$7,291	$72,461
Cost of sales	47,889	7,664	55,553	49,728	4,811	54,539
Gross profit	17,056	3,093	20,149	15,442	2,480	17,922
Selling, general and administrative expense	16,912	3,376	20,288	19,199	3,033	22,232
Earnings (loss) from operations	144	(283)	(139)	(3,757)	(553)	(4,310)
Interest expense	(764)	(1)	(765)	(615)	—	(615)
Other (expense) income	(291)	236	(55)	511	334	845
Loss before income taxes	(911)	(48)	(959)	(3,861)	(219)	(4,080)
Tax provision (benefit)	26	(226)	(200)	8,152	(207)	7,945
Net (loss) earnings	(937)	178	(759)	(12,013)	(12)	(12,025)
Less: net earnings attributable to non- controlling interest	—	—	—	—	2	2
Net (loss) earnings attributable to Cobra	$(937)	$178	$(759)	$(12,013)	$(14)	$(12,027)

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

Due to the Company’s operating results for 2009, the expected continuation of a global recession and the absence of tax planning strategies to generate a sufficient level of taxable income, management concluded the full realization of the deferred tax assets within a reasonable time horizon did not satisfy the more likely than not realization criteria. Accordingly, the Company established a $9.6 million deferred tax valuation allowance for its U.S. operations in the second quarter of 2009. The valuation allowance is a non-cash charge that does not preclude the Company from fully realizing the net deferred tax assets in the future. The deferred tax valuation allowance totaled $8.5 million at September 30, 2010 and $8.4 million at December 31, 2009.

The Worker, Homeownership, and Business Assistance Act of 2009, enacted November 6, 2009, allowed eligible businesses a one-time election to carry back net operating losses (“NOL”) from 2008 or 2009 (but not both) for three, four or five years rather than the standard two years. As result of this one-time opportunity, the Company carried back $5.0 million of 2009’s NOL to prior periods and generated a federal tax refund of $1.0 million. The available NOL carryforward for the 2008 tax year totals $1.1 million.

The provision for income taxes for the three and nine months ended September 30, 2010 and 2009 consists of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands)

Current (benefit) provision:
U.S.	$(97)	$(38)	$(8)	$2
Foreign	(66)	77	60	(210)
	(163)	39	52	(208)

Deferred (benefit) provision:
U.S.	—	—	—	8,134
Foreign	(40)	(148)	(252)	19
	(40)	(148)	(252)	8,153

Total (benefit) provision	$(203)	$(109)	$(200)	$7,945

(4)  FINANCING ARRANGEMENTS

On July 16, 2010, the Company entered into the Credit Agreement (the “Credit Agreement”) among the Company, Harris N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto from time to time (the “Lenders”). The Credit Agreement provides for a $25.0 million revolving loan facility, which will mature on July 16, 2013. Borrowings under the Credit Agreement were used (i) to repay amounts outstanding under the Company’s term loan and revolving credit facility under the Loan and Security Agreement (as amended, the “Terminated Loan Agreement”) dated as of February 15, 2008 among the Company, the lenders party thereto and The PrivateBank and Trust Company, as a lender and administrative agent and (ii) for general corporate purposes.  Pursuant to the terms of the Credit Agreement, the Company is required to make mandatory prepayments on the amounts outstanding thereunder in the event that the Company receives proceeds under certain circumstances or in connection with other specified events.

Borrowings under the Credit Agreement bear interest at either the base rate or the LIBOR lending rate (each as defined in the Credit Agreement), as applicable, plus the applicable margin set forth in the Credit Agreement.  The Company will also pay certain fees and expenses, including a (i) commitment fee equal to 0.50 percent per annum on the unused portion of the Lenders’ aggregate revolving commitment and (ii) a letter of credit fee equal to the product of the applicable margin set forth in the Credit Agreement times the face amount of the standby letters of credit and the commercial letters of credit outstanding at such time.  The Credit Agreement contains customary covenants, including but not limited to financial covenants requiring the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.10 to 1.00 for the periods set forth in the Credit Agreement. The Company’s Fixed Charge Coverage Ratio for the third quarter of 2010 exceeded the required minimum ratio of 1.10 to 1.00.

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

At September 30, 2010, the Company had interest bearing debt outstanding of $17.9 million borrowed under the revolving credit facility.  As of September 30, 2010, credit availability was approximately $4.4 million under the revolving credit facility, based on the borrowing base formula that includes 85 percent of eligible accounts receivables, the lesser of 65 percent of lower of cost or market of eligible inventory or 85 percent of the appraised net orderly liquidation value of eligible inventory, and 65 percent of commercial letters of credit issued for the purchase of inventory, subject to certain limitations and reserves established at the lenders discretion. The weighted average interest rate for the three months ending September 30, 2010 and 2009 (which includes the amortization charges associated with the terminated interest rate swap, refer to Note 6, Derivatives for additional information) was 6.0 percent and 5.4 percent, respectively. On a year to date basis, the weighted average interest rate for the nine months ending September 30, 2010 and 2009 (which includes the amortization charges associated with the terminated interest rate swap) was 6.5 percent and 4.2 percent, respectively.

In connection with the new Credit Agreement, the Company wrote-off the deferred financing costs associated with the Terminated Loan Agreement and recognized a non-cash pre-tax charge of $349,000 in the third quarter of 2010.  Financing costs for the new Credit Agreement totaling $513,000 were capitalized in the third quarter of 2010 and will be amortized over the loan term. Additionally, in connection with the refinancing, the Company terminated an interest rate swap agreement in exchange for a $381,000 cash payment by the Company on July 16, 2010.  With the elimination of the interest rate swap, the fair value of the Company’s debt is no longer affected by changes in the interest rate market and future changes in the applicable interest rate will affect the interest expense incurred on the Company’s outstanding indebtedness.

(5)   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, cash surrender value (“CSV”) of life insurance policies, accounts receivable, accounts payable, short-term debt, long-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximated their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its Credit Agreement approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit approximated fair value due to the short-term nature of the instrument. The contract value/fair value of the letters of credit was $2.7 million at September 30, 2010 and December 31, 2009. The carrying value of the CSV for the life insurance approximated fair value and was based on the market value of the underlying investments, which may increase or decrease due to fluctuations in the overall financial markets.

The Company’s hedging activity is limited to foreign currency purchases and an interest rate swap. The Company engages in foreign currency hedging to minimize the risk that the eventual settlement of foreign currency transactions would be adversely affected by changes in exchange rates. The Company did not have any open foreign exchange contracts at September 30, 2010 and 2009. The purpose of the interest rate swap, which was terminated on July 16, 2010, was to fix the interest rate for the term of the loan and protect the Company from future interest rate increases.

The Company occasionally hedges foreign exchange exposures by entering into various short-term forward foreign exchange contracts. The instruments are carried at fair value in its Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affected earnings.  Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the three and nine month periods ending September 30, 2010 and 2009.

Until it was terminated on July 16, 2010, the Company had a derivative contract for an interest rate swap that was valued on a recurring basis using quoted market prices. This financial instrument was exchange-traded and was classified within Level 2 of the fair value hierarchy because the exchange is not deemed to be an active market. The derivative was classified as a long-term liability on the balance sheet. Refer to Note 6, Derivatives, for additional information. The following table provides the fair value information for the Company’s interest rate swap as of September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
		Fair Value			Fair Value
			Significant			Significant
			Other Observable			Other Observable
	Total	Carrying	Inputs	Carrying	Total	Inputs
Liabilities	Amount	Fair Value	(Level 2)	Amount	Fair Value	(Level 2)
(In Thousands)

Interest rate swap	$—	$—	$—	$420	$420	$420

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

Prior to its termination on July 16, 2010, the Company maintained an interest rate swap to fix the interest rate for the term of the revolving credit facility and term loan under the Terminated Loan Agreement, thereby protecting the Company from future interest rate increases.  The interest rate swap represented a cash flow hedge and was recorded at fair value and classified as a non-current liability. Changes in the recorded fair value of the interest rate swap were recorded to other comprehensive income.  At March 31, 2009, the existing contract applicable to the term loan with a value of $250,000 was terminated and replaced with a contract applicable to the term loan and a portion of the revolving loan valued at $377,000. The value of the interest rate swap liability terminated in March 2009 will be amortized into interest expense through September 30, 2011.  In connection with the refinancing of borrowings under the Terminated Loan Agreement, the Company paid $381,000 on July 16, 2010 to terminate the related interest rate swap agreement. The termination cost of the interest rate swap in July 2010 will be amortized into interest expense through March 31, 2014. The interest amortization for the Company’s terminated interest rate swaps reclassified from Accumulated Other Comprehensive Income into interest income (expense) during the three and nine months ending September 30, 2010 and 2009 follows:

	Three Months Ended		Nine Months Ended
Income Statement Location	2010	2009	2010	2009
	(In Thousands)

Interest (expense) income	$(23)	$42	$38	$85

The carrying value of the interest rate swap totaled $0 at September 30, 2010 and $420,000 at December 31, 2009. The fair value of outstanding derivative contracts designated as hedging instruments recorded as liabilities in the accompanying balance sheet were as follows:

		September 30,	December 31,
Liability Derivative	Balance Sheet Location	2010	2009
		(In Thousands)

Interest rate swap	Non-current liability	$—	$420

The effective portion of the gain (loss) on outstanding derivatives recognized in Other Comprehensive Income (“OCI”) for the three and nine months ending September 30, 2010 and 2009 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands)

Interest rate swap	$112	$(26)	$86	$(140)

(7)   EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of  common stock.  If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings (loss) per share.  The earnings (loss) per share for the three and nine months ending September 30, 2010 and 2009 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands, Except Share Data)
Net earnings (loss) available to Cobra shareholders	$874	$(509)	$(759)	$(12,027)
Weighted-average shares outstanding	6,471,280	6,471,280	6,471,280	6,471,280
Basic earnings (loss) per share	$0.14	$(0.08)	$(0.12)	$(1.86)
Weighted-average shares outstanding	6,471,280	6,471,280	6,471,280	6,471,280
Dilutive shares issuable in connection with stock option plans (a)	—	—	—	—
Less: shares purchasable with option proceeds	—	—	—	—
Total	6,471,280	6,471,280	6,471,280	6,471,280
Diluted earnings (loss) per share	$0.14	$(0.08)	$(0.12)	$(1.86)

(a)

Stock options to purchase 342,780 shares for the three and nine months ending September 30, 2010 and 447,780 shares for the three and nine months ending September 30, 2009 were not included in the calculation for the dilutive loss per share since the exercise price was above market price.

(8)   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity.  For the three and nine months ending September 30, 2010 and 2009, other comprehensive income (loss) included the foreign currency translation adjustment and an interest rate swap.  The cumulative balance of the comprehensive loss at September 30, 2010 and December 31, 2009 follows:

	September 30,	December 31,
	2010	2009
	(In Thousands)

Foreign currency translation adjustment	$(1,815)	$(1,585)
Interest rate swap - gross	(218)	(304)
Total	$(2,033)	$(1,889)

A summary of the comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands)

Net earnings (loss) attributable to Cobra	$874	$(509)	$(759)	$(12,027)
Foreign currency translation adjustment (no tax effect)	828	(95)	(230)	937
Interest rate swap and foreign exchange (net of applicable tax)	112	(26)	86	(140)
Total comprehensive income (loss)	$1,814	$(630)	$(903)	$(11,230)

(9)   COMMITMENTS AND CONTINGENCIES

The Company is subject to various unresolved legal actions which arise in the normal course of its business.  None of these matters are expected to have a material adverse effect on the Company’s financial position or results of operations.  However, the ultimate resolution of these matters cannot be determined at this time.

At September 30, 2010 and December 31, 2009, the Company had outstanding inventory purchase orders with suppliers totaling approximately $24.5 million and $17.7 million, respectively.

(10)   OTHER CURRENT ASSETS

The following table summarizes the components of other current assets at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(In Thousands)

Prepaid assets	$1,904	$1,523
Tax refunds and receivables	187	1,060
Vendor and miscellaneous receivables	1,616	1,378
	$3,707	$3,961

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

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2010	2009
	(In Thousands)

Accrued product warranty costs, beginning of period	$857	$897
Warranty provision	1,626	2,459
Warranty expenditures	(1,700)	(2,499)
Accrued product warranty costs, end of period	$783	$857

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

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2010	2009
	(In Thousands)

Liquidation reserve, beginning of period	$648	$623
Liquidation provision	1,596	2,650
Liquidation of models	(1,592)	(2,625)
Liquidation reserve, end of period	$652	$648

The Company maintains a net realizable value (“NRV”) reserve to write-down, as necessary, certain finished goods, except for those goods covered by the previously discussed liquidation reserve, below cost.  The reserve includes models where it is determined that the estimated realizable value is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models are included in the reserve and the NRV of such models.  The estimated NRV of each model is the per unit price that is estimated to be received if the model were sold in the marketplace. This reserve will vary depending upon the specific models selected, the estimated NRV for each model and quantities of each model that are determined will be sold below cost from quarter to quarter.  A roll-forward of the NRV reserve follows:

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2010	2009
	(In Thousands)

Net realizable reserve, beginning of period	$238	$109
NRV provision	323	427
NRV write-offs	(269)	(298)
Net realizable reserve, end of period	$292	$238

(12)  OTHER INCOME (EXPENSE)

The following table shows the components of other income (expense) for the three and nine month periods ending September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands)

Interest income	$—	$1	$—	$5
CSV income	400	475	221	594
Foreign exchange income	327	26	188	277
Other expense	(402)	(80)	(464)	(31)
	$325	$422	$(55)	$845

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary- Third Quarter

Pre-tax income for the third quarter of 2010 totaled $671,000 compared to a pre-tax loss of $618,000 for the year ago period, an improvement of nearly $1.3 million. Key factors contributing to the significant improvement were:

•                  Net sales increased $1.5 million, or 5.5 percent primarily because of higher sales in both the Cobra and PPL segments

•                  Gross margin increased 1.5 points to 25.7 percent as a result of an improved product mix and gross margin increases for several major product categories in the Cobra segment.

•                  Selling, general and administrative expenses decreased $553,000 or 7.5 percent, driven by lower Cobra segment fixed expenses, which declined 13.5 percent, primarily due to management’s effort to reduce fixed costs.

As a result of the above, earnings from operations increased by $1.4 million to $597,000 in the third quarter of 2010 as compared to a loss from operations of $765,000 in the third quarter of 2009.

However, other income decreased by $97,000 primarily because of the write-off of deferred loan fees related to the term loan and revolving credit facility that was replaced by a new revolving credit facility in July 2010 and lower cash surrender value (CSV) of life insurance income, offset in part by higher foreign exchange gains.

In the third quarter of 2010, the Company recorded a tax benefit of $203,000, primarily for the valuation allowance release related to a federal tax refund of $128,000 resulting from a provision in the Worker, Homeownership, and Business Assistance Act of 2009, enacted November 6, 2009, which allowed for a one-time election to carry back net operating losses from either 2008 or 2009 for up to an extra three years, as well as for a tax benefit related to the U.K. tax rate changing from 28% to 27% for future periods.

The net income for the three month period ending September 30, 2010 increased by $1.4 million to $874,000, or $0.14 per share, compared to a $509,000 loss, or $0.08 per share, for the three month period ending September 30, 2009.

Executive Summary- Nine Months

Pre-tax loss for the first nine months of 2010 totaled $959,000 compared to a pre-tax loss of $4.1 million for the comparable prior year period. Key factors contributing to the significant improvement were:

•                  Net sales increased $3.2 million, or 4.5 percent, as higher PPL segment sales more than offset lower sales for the Cobra segment, mainly sales of domestic detection and at CEEL.

•                  Gross margin increased 1.9 points to 26.6 percent as a result of an improved product mix and gross margin increases for several major product categories in the Cobra segment.

•                  Selling, general and administrative expenses decreased $1.9 million, or 8.7 percent, driven by lower Cobra segment fixed expenses, which declined 12.9 percent, primarily due to management’s effort to reduce fixed costs.

•                  Interest expense increased $150,000,while other expenses increased by $900,000, mainly due to lower cash surrender value (CSV) of life insurance and foreign exchange income as well as the write-off of deferred loan fees noted above.

The combined impact of the foregoing factors was a $3.1 million decrease in the pre-tax loss in the first nine months of 2010 from the same period in 2009.

The tax benefit for the first nine months of 2010 amounted to $200,000 compared to a $7.9 million provision for the prior year period. The $7.9 million provision included a charge for a full valuation allowance on the deferred tax assets of the Company’s U.S. operations.

The net loss for the nine month period ending September 30, 2010 was $759,000, or $0.12 loss per share, compared to the $12.0 million loss, or $1.86 loss per share, for the year ago period.

Outlook

The Company anticipates remaining profitable in the fourth quarter.  Early indicators of holiday sales remain favorable, although cautious, and the Company is working with distributor and retail partners to make Cobra and Snooper products the choice for consumers this holiday season.  As noted in prior guidance, Cobra anticipates returning to profitability in 2010, excluding the one-time charges associated with the refinancing of our senior debt and absent material other expenses in the fourth quarter due to foreign exchange volatility or declines in the cash surrender value of life insurance, as the Company drives business forward through new products and new distribution and marketing channels.  The improvement in the Company’s results for the first nine months of 2010 was built on this strategic thrust and it is continuing into the fourth quarter of 2010.  The Company intends to maintain its focus on containing expenses and managing working capital for the remainder of 2010.

EBITDA

The following table shows the reconciliation of net earnings (loss) to EBITDA and EBITDA As Defined for the three and nine months ending September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)

Net earnings (loss)	$874	$(509)	$(759)	$(12,027)
Depreciation/amortization	1,135	973	3,042	2,947
Interest expense	251	275	765	615
Income tax (benefit) provision	(203)	(109)	(200)	7,945
EBITDA	2,057	630	2,848	(520)
Stock option expense	56	56	169	173
CSV income	(400)	(475)	(221)	(594)
Non-controlling interest	—	—	—	2
Other non-cash items	(128)	233	949	121
EBITDA As Defined	$1,585	$444	$3,745	$(818)

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

Third Quarter — 2010 vs. 2009

The following table contains sales and pre-tax profit (loss) by business segment for the three month period ending September 30, 2010 and 2009:

					2010 vs. 2009
	2010		2009		Increase
	(In Thousands)
	Net	Pre-tax	Net	Pre-tax	Net	Pre-tax
Business Segment	Sales	Profit	Sales	Loss	Sales	Profit

Cobra	$25,178	$574	$24,556	$(367)	$622	$941
PPL	3,731	97	2,849	(251)	882	348
Total Company	$28,909	$671	$27,405	$(618)	$1,504	$1,289

Cobra Business Segment

Cobra net sales increased $622,000, or 2.5 percent, in the third quarter of 2010 to $25.2 million compared to $24.6 million in the third quarter of 2009 primarily as a result of higher domestic sales and sales at CEEL, which were partially offset by lower two-way radio sales to Cobra’s Canadian distributor.  Domestically, Citizen Band radio sales increased because of the launch of the new 50th Anniversary Limited Edition model and the positive effect on discretionary spending by professional drivers of higher truck freight volumes resulting from a slowly improving economy.  Partially offsetting the higher Citizen Band radio sales were lower detection sales, primarily due to a decline in sales of higher-price point models, which reflected consumer preference for lower cost models in the current economic climate.  CEEL sales increased primarily because of higher radar detector sales into Russia and the United Arab Emirates.

Gross profit increased $691,000, or 11.8 percent, to $6.6 million for the third quarter of 2010, while gross margin improved 2.2 points to 26.1 percent from 23.9 percent in the prior year’s quarter.  The improvement in gross margin resulted mainly from an increase in gross margin for domestic sales due to a more favorable product mix, as the proportion of sales of higher margin Citizen Band radios increased in the current quarter compared to the prior year’s quarter, and higher gross margins for Citizens Band radios, detection and two-way radios, offset in part by lower gross margin at CEEL.  Gross margin for Citizens Band radios increased because of sales of the new 50th Anniversary Limited Edition model, while detection gross margin increased primarily because of a more favorable customer mix and two-way radio gross margin increased primarily because of lower costs.  CEEL’s gross margin declined due to an unfavorable foreign exchange adjustment to inventory (as the euro weakened 9.3 percent during the current quarter) and higher net realizable value expense.

Selling, general and administrative expenses declined $631,000, or 10.0 percent, to $5.7 million for the current quarter from $6.3 million in the prior year’s quarter and, as a percentage of net sales, were 22.6 percent and 25.7 percent, respectively. This decline was primarily due to lower fixed expenses, which decreased $655,000 or 13.5 percent.  Of the decrease, $309,000 was in fixed sales and marketing expenses mainly lower trade show, public relations and media expenses, with the remainder of the decrease in fixed general and administrative expenses, mainly lower deferred compensation, severance costs and professional fees.

Interest expense decreased $24,000 in the third quarter of 2010 from the prior year period due to the lower level of debt outstanding and a lower effective interest rate. Other expense increased $405,000 from the year ago period mainly due to a $75,000 decrease in CSV income from the prior year quarter and a $349,000 write-off of deferred loan fees related to an existing term loan and revolving credit facility that was replaced by a new agreement in July 2010.

As a result of the above, the Cobra segment had a pre-tax income of $574,000 in the third quarter of 2010 compared to a pre-tax loss of $367,000 in the third quarter of 2009.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales increased $882,000 or 31.0 percent, to $3.7 million in the third quarter of 2010 compared to the year ago quarter. The increase was primarily due to higher satellite navigation sales, especially those with routing designed specifically for trucks and motor homes, and outdoor leisure products, which were not sold in the third quarter of 2009.  Offsetting some of the higher satellite navigation and outdoor leisure product sales were lower download fee revenue in the current quarter compared to the prior year’s quarter because of lower subscription renewals and the growth in product sales outside of the U.K., where download fees are not charged due to the competitive environment.

Gross profit increased $118,000, or 15.6 percent, to $872,000 for the third quarter of 2010, while gross margin decreased 3.1 points to 23.4 percent from 26.5 percent in the prior year’s quarter.  The decrease in gross margin was due primarily to foreign exchange losses, unfavorable freight and duty absorption and a 25.0 percent decline in download fees, which have a 100 percent gross margin.

Selling, general and administrative expenses increased $78,000, or 7.3 percent, to $1.2 million for the current quarter from $1.1 million in the prior year’s quarter but, as a percentage of net sales, were 30.8 percent and 37.6 percent, respectively. The increase in selling, general and administrative expenses was due primarily to marketing expenditures to increase product placement and a write-off of an accounts receivable from one customer.

Other income for the third quarter of 2010 increased $308,000 compared to the third quarter of 2009, principally due to higher foreign exchange income.

As a result of the above, the PPL segment had a pre-tax income of $97,000 for the third quarter of 2010 compared to a pre-tax loss of $251,000 for the third quarter of 2009.

Nine Months - 2010 vs. 2009

The following table contains sales and pre-tax profit (loss) by business segment for the nine month period ending September 30, 2010 and 2009:

					2010 vs. 2009
	2010		2009		Increase (Decrease)
	(In Thousands)
	Net	Pre-tax	Net	Pre-tax	Net	Pre-tax
Business Segment	Sales	Loss	Sales	Loss	Sales	Profit

Cobra	$64,945	$(911)	$65,170	$(3,861)	$(225)	$2,950
PPL	10,757	(48)	7,291	(219)	3,466	171
Total Company	$75,702	$(959)	$72,461	$(4,080)	$3,241	$3,121

Cobra Business Segment

Cobra net sales decreased $225,000, or 0.3 percent, in the first nine months of 2010 to $64.9 million compared to $65.2 million for the year ago period. Domestically, net sales increased $311,000 due to higher sales of Citizen Band, two-way and marine radios.  Citizen Band radio sales were significantly higher due to more discretionary spending by professional drivers as a slowly improving economy increased truck freight volumes as well as sales of the new 50th Anniversary Limited Edition model.  Higher two-way radio sales were due to a large promotional sale while higher marine radio sales resulted mainly from the sales of two new floating handheld marine radios (one with Bluetooth® technology), which were introduced in late 2009.  Partially offsetting these increases were significantly lower detection sales, primarily due to a decline in sales of higher-price point models, which reflected consumer preference for lower cost models in the current economic climate and the fact that two major customers had load-in shipments in the prior year period. The increase in domestic sales was offset by lower two-way radio sales into Canada.

Gross profit for the first nine months of 2010 increased $1.6 million to $17.1 million, while gross margin improved 2.6 points to 26.3 percent from 23.7 percent for the first nine months of 2009, mainly from an increase in gross margin for domestic sales.  This increase was mainly due to a more favorable product mix, as the proportion of sales of higher margin Citizen Band radios increased in the current period compared to the prior year’s period, and higher two-way radio gross margin because of lower costs and decreased net realizable value expense.

Selling, general and administrative expenses for the first nine months of 2010 declined $2.3 million, or 11.9 percent, to $16.9 million from $19.2 million for the first nine months of 2009 and, as a percentage of net sales were 26.0 percent and 29.5 percent, respectively.  Most of the $2.3 million decrease was in fixed expenses, which fell $1.9 million, or 12.9 percent, primarily because of lower severance costs (related to headcount reductions in the first quarter of 2009), public relations and trade show expenses and professional fees.

Interest expense for the first nine months of 2010 increased $149,000 compared to the prior year period due to higher interest rates.  Other expense increased $800,000 mainly due to $373,000 of lower CSV income compared to the prior year period and a $349,000 write-off of deferred loan fees.

As a result of the above, the Cobra segment had a pre-tax loss of $911,000 for the first nine months of 2010 compared to a pre-tax loss of $3.9 million for the prior year period.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales increased $3.5 million or 47.5 percent, to $10.8 million for the first nine months of 2010 compared to $7.3 million reported for the year ago period. Much of the increase was due to higher satellite navigation sales, which increased 85.0 percent because of strong sales of units with routing, designed specifically for trucks and motor homes, as well as strong sales of outdoor leisure products, one of PPL’s newer categories.  Partially offsetting these increases were a decline in download fees in the current period versus last year due to the growth in product sales outside of the U.K., where download fees are not charged due to the competitive environment.

Gross profit increased $613,000, or 24.7 percent, to $3.1 million for the first nine months of 2010, while gross margin decreased 5.2 points to 28.8 percent from 34.0 percent in the prior year’s quarter.  The decrease in gross margin was due primarily to foreign exchange losses, unfavorable freight and duty absorption and a 26.0 percent decrease in download fees, which have a 100 percent gross margin.

Selling, general and administrative expenses increased $343,000, or 11.3 percent, to $3.4 million in the current period from $3.0 million in the prior year’s period but, as a percentage of net sales, were 31.4 percent and 41.6 percent, respectively.  The increase was due primarily to higher advertising, marketing and professional fees, as well as a write-off of the accounts receivable from one customer.

Other income for the first nine months of 2010 decreased $98,000 compared to the prior year’s period mainly due to a $102,000 decline in foreign exchange gain.

As a result of the above, the PPL segment had a pre-tax loss of $48,000 for the first nine months of 2010 compared to a pre-tax loss of $219,000 for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company recently refinanced its bank debt and replaced a $23.0 million revolving asset-based facility and a $2.2 million term loan with a $25.0 million revolving asset-based facility.  This new Credit Agreement provides a lower cost credit facility and greater liquidity due to the borrowing base formula.  Refer to Note 4, Financing Arrangements, for additional information.

At September 30, 2010, the Company had interest bearing debt outstanding of $17.9 million borrowed under the revolving credit facility.  As of September 30, 2010, credit availability was approximately $4.4 million under the revolving credit facility.  For the nine months ended September 30, 2010, net cash flows provided by operating activities totaled $1.6 million. Significant net cash inflows from operations and non-cash add-backs included a decrease in accounts receivable of $3.8 million, non-cash depreciation and amortization of $3.0 million, receipt of $1.1 million in income tax refunds, and an increase in deferred compensation of $510,000. The decrease in accounts receivable was primarily due to normal collections of year-end and quarter-end receivables and lower sales in the third quarter of 2010 compared to sales in the fourth quarter of 2009. The income tax refunds were mainly due to the Worker, Homeownership and Business Assistance Act of 2009 that permitted a five-year carry back of net operating losses. Partially offsetting these inflows was a net loss of $759,000; an increase in inventories of $3.9 million, primarily due to a seasonal build-up for the second half of 2010; a decrease in accounts payable and long-term liabilities of $314,000 and $445,000, respectively; and an increase in other assets of $1.5 million, mainly deferred loan fees, vendor receivables and prepayments.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season.  The Company believes that cash generated from operations and from borrowings under its Credit Agreement will be sufficient in 2010 to fund its working capital needs.

Net cash used in investing activities for the first nine months of 2010 totaled $1.7 million. Property, plant and equipment additions amounted to $979,000, mainly for building, leasehold improvements and tooling, while intangible asset additions amounted to $461,000.

Net cash provided by financing activities in the first nine months of 2010 totaled $69,000 and was due to additional bank debt from the prior year end. The Company is not expected to pay a dividend in 2010.  The cash used in 2010 for financing activities will most likely be limited to debt reduction.

A failure to comply, absent a waiver from lenders, with the covenants contained in the Credit Agreement in future periods could result in any outstanding indebtedness under the Credit Agreement becoming immediately due and payable and in the inability to borrow additional funds under the Credit Agreement.  The Company believes that, for the foreseeable future, it will be able to continue to fund its operations and seasonal working capital requirements with cash generated from operations and borrowings under the Credit Agreement.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found at Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.  Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the SEC, press releases or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act.  Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, liquidity, plans for acquisitions or sales of assets or businesses, plans relating to products or services, assessments of materiality, expansion into international markets, growth trends in the consumer electronics industry, technological and market developments in the consumer electronics industry, the availability of new consumer electronics products and predictions of future events, as well as assumptions relating to these statements. In addition, when used in this report, the words “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Market risks related to changes in foreign currency exchange and interest rates are inherent to the Company’s operations. Changes to these factors could cause fluctuations in the Company’s net earnings, cash flows and the fair values of financial instruments subject to market risks. The Company identifies these risks and periodically mitigates the financial impact with hedging. With the elimination of the interest rate swap in July 2010, the Company is now subject to interest rate risk on the portion of the debt that was subject to this hedge previously. Consequently, future changes in the applicable interest rate will affect the interest expense incurred by the Company’s on its outstanding indebtedness.

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

As of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2010.

There has been no change in the Company’s internal control over financial reporting that occurred during the first nine months of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6. Exhibits

a)	Exhibit 10.1 Employment Agreement between Cobra Electronics Corporation and Sally Washlow dated as of July 28, 2010.

b)

Exhibit 10.2 Credit Agreement dated as of July 16, 2010 among Cobra Electronics Corporation, Harris N.A, as administrative agent, and the lenders party thereto from time to time — Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 16, 2010 (File No. 0-511).

c)	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

d)	Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

e)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

f)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

	By	/s/ Michael Smith

Michael Smith
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: November 12, 2010

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

10.1	Employment Agreement between Cobra Electronics Corporation and Sally Washlow dated as of July 28, 2010.

10.2

Credit Agreement dated as of July 16, 2010 among Cobra Electronics Corporation, Harris N.A, as administrative agent, and the lenders party thereto from time to time — Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 16, 2010 (File No. 0-511).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.