Form 10-Q
period 2011-03-31
COBRA ELECTRONICS CORP
filed 2011-05-13
CIK 30828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-511

COBRA ELECTRONICS CORPORATION

(Exact name of Registrant as specified in its Charter)

DELAWARE	36-2479991
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6500 WEST CORTLAND STREET CHICAGO, ILLINOIS	60707
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (773) 889-8870

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒

Number of shares of Common Stock of Registrant outstanding as of May 9, 2011: 6,539,580

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Operations - Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31
	2011	2010
Net sales	$22,439	$21,083
Cost of sales	16,567	15,233

Gross profit	5,872	5,850
Selling, general and administrative expense	6,658	6,886

Loss from operations	(786)	(1,036)
Interest expense	(268)	(316)
Other income	264	28

Loss before income taxes	(790)	(1,324)
Tax benefit	(7)	(7)

Net loss	$(783)	$(1,317)

Net loss per common share
Basic	$(0.12)	$(0.20)
Diluted	$(0.12)	$(0.20)

Weighted average shares outstanding:
Basic	6,486	6,471
Diluted	6,486	6,471

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets - Unaudited

(In Thousands)

	March 31 2011	December 31 2010
ASSETS

Current assets:
Cash	$1,081	$1,133
Receivables, net of allowance for doubtful accounts of $175 in 2011 and $186 in 2010	16,190	22,021
Inventories, primarily finished goods, net	28,798	27,614
Other current assets	3,191	3,289

Total current assets	49,260	54,057

Property, plant and equipment, at cost:
Buildings and improvements	6,372	6,305
Tooling and equipment	18,562	18,393

	24,934	24,698

Accumulated depreciation	(19,799)	(19,436)
Land	230	230

Property, plant and equipment, net	5,365	5,492

Other assets:
Cash surrender value of life insurance policies	5,111	4,891
Deferred income taxes, non-current	413	427
Intangible assets	9,273	9,315
Other assets	143	172

Total other assets	14,940	14,805

Total assets	$69,565	$74,354

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets - Unaudited

(In Thousands, Except Share Data)

	March 31 2011	December 31 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Bank debt	$13,026	$18,042
Accounts payable	6,602	5,797
Accrued salaries and commissions	1,401	1,510
Accrued advertising and sales promotion costs	695	1,196
Accrued product warranty costs	742	923
Accrued income taxes	233	197
Deferred income taxes, current	413	439
Other accrued liabilities	2,648	2,388

Total current liabilities	25,760	30,492

Non-current liabilities:
Deferred compensation	7,124	7,145
Deferred income taxes	1,537	1,538
Other long-term liabilities	562	565

Total non-current liabilities	9,223	9,248

Total liabilities	34,983	39,740

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1 par value Authorized: 1,000,000 shares Issued: None	—	—

Common stock, $.33 1/3 par value Authorized: 12,000,000 shares Issued: 7,107,400 shares for 2011 and 7,039,100 shares for 2010 Outstanding: 6,539,580 shares for 2011 and 6,471,280 shares for 2010	2,368	2,345
Paid-in capital	20,877	20,785
Retained earnings	16,827	17,610
Accumulated other comprehensive loss	(1,681)	(2,317)

	38,391	38,423

Treasury stock, at cost (567,820 shares)	(3,837)	(3,837)

Total shareholders’ equity - Cobra	34,554	34,586
Non-controlling interest	28	28

Total equity	34,582	34,614

Total liabilities and shareholders’ equity	$69,565	$74,354

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Cash Flows - Unaudited

(In Thousands)

	Three Months Ended March 31
	2011	2010
Cash flows from operating activities:
Net loss attributable to Cobra	$(783)	$(1,317)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	903	950
Deferred income taxes	(70)	(67)
Gain on cash surrender value (CSV) of life insurance	(220)	(69)
Stock-based compensation	114	56
Changes in assets and liabilities:
Receivables	5,958	4,841
Inventories	(779)	(275)
Other assets	38	(460)
Accounts payable	723	597
Other liabilities	(577)	(207)

Net cash provided by operating activities	5,307	4,049

Cash flows from investing activities:
Property, plant and equipment	(163)	(172)
Premiums on CSV life insurance	—	(135)
Intangible assets	(194)	(131)

Net cash used in investing activities	(357)	(438)

Cash flows from financing activities:
Bank borrowings	(5,015)	(4,149)

Net cash used in financing activities	(5,015)	(4,149)
Effect of exchange rate changes on cash and cash equivalents	13	88

Net decrease in cash	(52)	(450)
Cash at beginning of period	1,133	1,405

Cash at end of period	$1,081	$955

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$182	$268
Income taxes	$33	$1

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the three months ended March 31, 2011 and 2010

(Unaudited)

The consolidated financial statements included herein have been prepared by Cobra Electronics Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Cobra designs and markets consumer electronics products, which it sells primarily under the Cobra brand name principally in the United States, Canada and Europe. Effective October 20, 2006, the Company acquired Performance Products Limited which sells its products under the Snooper tradename, principally in the United Kingdom, as well as elsewhere in Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong and South Korea. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated entities are collectively referred to as the “Company.” All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications — Amortization of deferred loan fees were reclassified from Other Income (Expense) to Interest Expense for the periods presented in the consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2) SEGMENT INFORMATION

The Company operates in two business segments: (1) Cobra Consumer Electronics (“Cobra”) and (2) Performance Products Limited (“PPL”). The Cobra segment is comprised of Cobra Electronics Corporation, Cobra Hong Kong Limited and Cobra Electronics Europe Limited (“CEEL”). The Company has separate sales departments and distribution channels for each segment, which provide segment exclusive product lines to all customers for that segment. Currently, there are no intersegment sales.

The financial information by business segment for the three months ended March 31, 2011 and 2010 follows:

	2011			2010
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
			(In Thousands)
Net sales	$18,709	$3,730	$22,439	$17,555	$3,528	$21,083
Cost of sales	13,959	2,608	16,567	12,963	2,270	15,233

Gross profit	4,750	1,122	5,872	4,592	1,258	5,850
Selling, general and administrative expense	5,450	1,208	6,658	5,801	1,085	6,886

(Loss) earnings from operations	(700)	(86)	(786)	(1,209)	173	(1,036)
Interest expense	(268)	—	(268)	(316)	—	(316)
Other income (expense)	155	109	264	86	(58)	28

(Loss) earnings before income taxes	(813)	23	(790)	(1,439)	115	(1,324)
Tax provision (benefit)	62	(69)	(7)	35	(42)	(7)

Net (loss) earnings	$(875)	$92	$(783)	$(1,474)	$157	$(1,317)

There have been no differences in the basis of segmentation or the basis of measurement.

(3) INCOME TAXES

Each quarter, the Company estimates the annual effective income tax rate (“ETR”) for the full year and applies that rate to the Income (Loss) Before Income Taxes for tax jurisdictions not subject to a valuation allowance in determining its provision for income taxes for the interim periods. The determination of the consolidated provision for income taxes, deferred tax assets and liabilities, and the related valuation allowance requires management to make certain judgments and estimates. Changes in the estimated level of annual pre-tax income, in tax laws, and changes resulting from tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections.

The year-to-date ETR was less than the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which the Company and its foreign subsidiaries generate taxable income or loss and judgments as to the realizability of the Company’s deferred tax assets.

The Company will continue to review periodically the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates and may make further adjustments based on management’s outlook for continued profits in each jurisdiction. The valuation allowance for its U.S. operations totaled $8.0 million at March 31, 2011 and $7.9 million at December 31, 2010.

(4) FINANCING ARRANGEMENTS

On July 16, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, Harris N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto from time to time (the “Lenders”). In connection therewith, the Company terminated the Loan and Security Agreement (as amended, the “Terminated Loan Agreement”) dated as of February 15, 2008 among the Company, the lenders party thereto and The PrivateBank and Trust Company, as a lender and administrative agent.

The Company’s current Credit Agreement, which matures on July 16, 2013, provides for a $25.0 million revolving loan facility. Pursuant to the terms of its Credit Agreement, the Company is required to make mandatory prepayments on the amounts outstanding thereunder in the event that the Company receives proceeds under certain circumstances or in connection with other specified events. Financing costs totaling $513,000 for the current Credit Agreement were capitalized in the third quarter of 2010 and will be amortized over the loan term. In connection with the current Credit Agreement, the Company wrote-off the deferred financing costs associated with the Terminated Loan Agreement and recognized a non-cash pre-tax charge of $349,000 in the third quarter of 2010. Additionally, in connection with the execution of the current Credit Agreement, the Company terminated an interest rate swap agreement in exchange for a $381,000 cash payment by the Company on July 16, 2010. With the elimination of the interest rate swap, the fair value of the Company’s debt is no longer affected by changes in interest rates and future changes in the applicable interest rate will affect the interest expense incurred on the Company’s outstanding indebtedness.

Borrowings under the Credit Agreement bear interest at either the base rate or the LIBOR lending rate (each as defined in the Credit Agreement), as applicable, plus the applicable margin set forth in the Credit Agreement. The Company will also pay certain fees and expenses, including a (i) commitment fee equal to 0.50 percent per annum on the unused portion of the Lenders’ aggregate revolving commitment and (ii) a letter of credit fee equal to the product of the applicable margin set forth in the Credit Agreement times the face amount of the standby letters of credit and the commercial letters of credit outstanding at such time. The Credit Agreement contains customary covenants, including but not limited to financial covenants requiring the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.10 to 1.00 for the periods set forth in the Credit Agreement and providing that annual capital expenditures cannot exceed $3.5 million. Commencing in 2011, the Company may pay dividends to shareholders up to an aggregate amount of $1,250,000 in any fiscal year, subject to compliance with certain covenants and conditions. The Company’s Fixed Charge Coverage Ratio, which is based on adjusted EBITDA less capital expenditures and cash tax payments in relation to interest expense, for the first quarter of 2011, exceeded the required minimum ratio of 1.10 to 1.00 and all financial covenants for the first quarter of 2011 were satisfied.

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

At March 31, 2011, the Company had interest bearing debt outstanding of $13.0 million borrowed under the Credit Agreement and credit availability was approximately $9.5 million based on the borrowing base formula that includes the following: 85 percent of eligible accounts receivables, the lesser of 65 percent of lower of cost or market of eligible inventory or 85 percent of the appraised net orderly liquidation value of eligible inventory, and 65 percent of commercial letters of credit issued for the purchase of inventory, subject to certain limitations and reserves established at the lenders discretion. The weighted average interest rate for the three months ending March 31, 2011 and 2010 (which includes the amortization charges associated with the terminated interest rate swap, refer to Note 6, Derivatives for additional information) was 5.4 percent and 6.9 percent, respectively.

(5) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts receivable, accounts payable, short-term debt, long-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximated their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its Credit Agreement approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit approximated fair value due to the short-term nature of the instrument. The contract value/fair value of the letters of credit was $2.5 million at March 31, 2011 and $2.7 million at December 31, 2010. The Company’s hedging activity is limited to foreign currency purchases and an interest rate swap, when applicable. The Company engages in foreign currency hedging to minimize the risk that the eventual settlement of foreign currency transactions would be adversely affected by changes in exchange rates. The Company did not have any open foreign exchange contracts at March 31, 2011 and December 31, 2010.

The Company occasionally hedges foreign exchange exposures by entering into various short-term forward foreign exchange contracts. The instruments are carried at fair value in its Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria are recorded as a component of Accumulated Other Comprehensive Income (Loss) and reclassified into earnings in the same period during which the hedged transaction affected earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the three-month periods ending March 31, 2011 and 2010.

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

Prior to its termination on July 16, 2010, the Company maintained an interest rate swap to fix the interest rate for the term of the revolving credit facility and term loan under the Terminated Loan Agreement, thereby protecting the Company from future interest rate increases. The interest rate swap represented a cash flow hedge and was recorded at fair value and classified as a non-current liability. Changes in the recorded fair value of the interest rate swap were recorded to Accumulated Other Comprehensive Income (Loss). At March 31, 2009, the existing contract applicable to the Terminated Loan Agreement with a value of $250,000 was terminated and replaced with a contract applicable to the term loan and a portion of the revolving loan valued at $377,000. The value of the interest rate swap liability terminated in March 2009 was amortized into interest expense through June 30, 2010. In connection with the refinancing of borrowings under the Terminated Loan Agreement, the Company paid $381,000 on July 16, 2010 to terminate the related interest rate swap agreement. The termination cost of the interest rate swap in July 2010 will be amortized into interest expense through March 31, 2014.

The interest amortization for the Company’s terminated interest rate swaps reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense (Income) during the three months ending March 31, 2011 and 2010 follows:

	Three Months Ended
Income Statement Location	2011	2010
	(In Thousands)
Interest expense (income)	$39	$(33)

Total	$39	$(33)

The effective portion of the gain (loss) on outstanding derivatives recognized in Accumulated Other Comprehensive Income (Loss) for the three months ending March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Interest rate swap	$(39)	$12

Total	$(39)	$12

(7) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of common stock. If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings (loss) per share. The loss per share for the three months ending March 31, 2011 and 2010 follows:

	Three Months Ended March 31,
	2011	2010
	(In Thousands, Except Share Data)
Net loss	$(783)	$(1,317)
Weighted-average shares outstanding	6,485,997	6,471,280

Basic loss per share	$(0.12)	$(0.20)

Diluted loss per share	$(0.12)	$(0.20)

Stock options to purchase 357,200 shares and 447,780 shares for the three months ending March 31, 2011 and 2010, respectively, were not included in the calculation for the dilutive loss per share because the exercise price for such options exceeded the market price.

(8) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the three months ending March 31, 2011 and 2010, Accumulated Other Comprehensive (Loss) included the foreign currency translation adjustment and an interest rate swap.

The cumulative balance of the Comprehensive Loss at March 31, 2011 and December 31, 2010 follows:

	March 31 2011	December 31 2010
	(In Thousands)
Foreign currency translation adjustment	$(1,546)	$(2,143)
Interest rate swap	(135)	(174)

Total	$(1,681)	$(2,317)

A summary of the Comprehensive Loss for the three months ended March 31, 2011 and 2010 follows:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Net loss	$(783)	$(1,317)
Foreign currency translation adjustment (no tax effect)	(597)	(699)
Interest rate swap (net of applicable tax)	(39)	12

Total comprehensive loss	$(1,419)	$(2,004)

(9) OTHER CURRENT ASSETS

The following table summarizes the components of other current assets at March 31, 2011 and December 31, 2010:

	March 31 2011	December 31 2010
	(In Thousands)
Prepaid assets	$1,942	$2,151
Vendor and miscellaneous receivables	1,246	1,135
Tax refunds and receivables	3	3

	$3,191	$3,289

(10) COMMITMENTS AND CONTINGENCIES

The Company is subject to various unresolved legal actions which arise in the normal course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters cannot be determined at this time.

At March 31, 2011 and December 31, 2010, the Company had outstanding inventory purchase orders with suppliers totaling approximately $21.1 million and $19.9 million, respectively.

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

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(In Thousands)
Accrued product warranty costs, beginning of period	$923	$857
Warranty provision	869	2,390
Warranty expenditures	(1,050)	(2,324)

Accrued product warranty costs, end of period	$742	$923

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

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(In Thousands)
Liquidation reserve, beginning of period	$777	$648
Liquidation provision	547	2,229
Liquidation of models	(512)	(2,100)

Liquidation reserve, end of period	$812	$777

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

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(In Thousands)
Net realizable reserve, beginning of period	$206	$238
NRV provision	107	329
NRV write-offs	(135)	(361)

Net realizable reserve, end of period	$178	$206

(12) INTEREST EXPENSE AND OTHER INCOME (EXPENSE)

The following table shows the components of Interest Expense for the three month periods ending March 31, 2011 and 2010:

	2011	2010
	(In Thousands)
Interest on debt	$(171)	$(296)
Amortization of loan fees	(58)	(53)
Interest rate swap amortization	(39)	33

	$(268)	$(316)

The following table shows the components of Other Income for the three month periods ending March 31, 2011 and 2010:

	2011	2010
	(In Thousands)
CSV income	$220	$69
Foreign exchange income	80	(49)
Other - net	(36)	8

	$264	$28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary

Pre-tax loss for the first quarter of 2011 totaled $790,000 compared to a pre-tax loss of $1.3 million for the year ago quarter, an improvement of $534,000. Key factors contributing to the significant improvement were:

•	Net sales increased $1.4 million, or 6.4 percent primarily because of higher sales in both the Cobra and PPL segments.

•	Selling, general and administrative expenses decreased $228,000 or 3.3 percent, driven by lower variable selling costs in the Cobra segment.

As a result of the above, the loss from operations decreased by $250,000 to $786,000 for the three month periods ending March 31, 2011, compared to a loss from operations of $1.0 million for the same period in 2010.

Interest expense for the first quarter of 2011 totaled $268,000, a decrease of $48,000 from the same period in 2010 due to lower interest rates. Other income increased $236,000 in the current quarter compared to the prior year’s quarter primarily due to a $151,000 increase in the gain in cash surrender value of life insurance, which the Company holds for the purpose of funding deferred compensation programs for several current and former officers of the Company.

Due to the full valuation allowance for its U.S. operations, the Company recorded a $7,000 tax benefit for the first quarters of 2011 and 2010.

The net loss for the three month period ending March 31, 2011 improved by $534,000 to $783,000, or $0.12 per share, compared to a $1.3 million net loss, or $0.20 per share, for the three month period ending March 31, 2010.

EBITDA

The following table shows the reconciliation of net loss to EBITDA and EBITDA As Defined for the three months ending March 31, 2011 and 2010:

	2011	2010
	(In Thousands)
Net loss	$(783)	$(1,317)
Depreciation/amortization	903	950
Interest expense, excluding loan fee amortization	210	263
Income tax benefit	(7)	(7)

EBITDA	323	(111)
Stock option expense	114	56
CSV income	(220)	(69)
Other non-cash items	10	687

EBITDA As Defined	$227	$563

Other non-cash items shown in the preceding EBITDA reconciliation include exchange gains and losses, deferred revenue and inventory revaluation.

EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA adjusted to conform with the EBITDA measurement used to measure compliance with the financial covenants under the Company’s Credit Agreement. The Company believes EBITDA is a useful performance indicator and is frequently used by management, securities analysts and investors to judge operating performance between time periods and among other companies. The Company uses EBITDA As Defined to assess operating performance and ensure compliance with financial covenants.

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

First Quarter — 2011 vs. 2010

The following table contains sales and pre-tax income (loss) by business segment for the three month periods ending March 31, 2011 and 2010:

	2011		2010		2011 vs. 2010 Increase
	(In Thousands)
Business Segment	Net Sales	Pre-tax Income (Loss)	Net Sales	Pre-tax Income (Loss)	Net Sales	Pre-tax Income (Loss)
Cobra	$18,709	$(813)	$17,555	$(1,439)	$1,154	$626
PPL	3,730	23	3,528	115	202	(92)

Total Company	$22,439	$(790)	$21,083	$(1,324)	$1,356	$534

Cobra Business Segment

Cobra net sales increased $1.2 million, or 6.6 percent, in the first quarter of 2011 to $18.7 million compared to $17.5 million in the first quarter of 2010. The increase resulted primarily from higher Citizens Band radio and GPS Mobile sales domestically and sales at CEEL. Domestic sales of Citizens Band radios increased 45.1 percent as the improving economy boosted truck freight shipments and, in turn, discretionary spending by professional drivers at travel centers. Also contributing to the higher sales of Citizens Band radios were strong sales of the newly introduced 29 LX, a model based on Cobra’s very popular 29 LX LE 50th Anniversary Limited Edition model sold in 2010. Domestic sales of GPS Mobile more than doubled because of the launch of the 5550 PRO, an all new 5-inch navigation unit with all the features of Cobra’s award winning 7750 Platinum. CEEL sales increased 34.3 percent mainly because of strong Detector sales into Eastern Europe. Partially offsetting these higher sales were lower Detection sales domestically due to several factors, including the shift of more consumer purchases from bricks and mortar retailers to online retailers, especially for higher price point Detector models, as well as the negative impact on store traffic at some major retailers because of periodic bad weather during the first quarter of 2011.

Gross profit increased $158,000, or 3.4 percent, to $4.8 million for the first quarter of 2011, while gross margin decreased 0.8 points to 25.4 percent from 26.2 percent in the prior year’s quarter. Domestic gross margin increased less than 1 point from the first quarter of 2010 as lower Detection gross margin and a $250,000 close out sale of a prior year’s special edition Citizens Band radio at cost partially offset the positive margin impact of an improved product mix. Improved product mix resulted from increased sales of higher margin Citizens Band radios and higher gross margin on GPS mobile sales because of two new models, the 7750 Platinum and the 5550 PRO. Detection gross margin declined domestically in the current quarter compared to the prior year’s quarter mainly because a major customer eliminated a high-margin model in 2011. This slightly higher domestic gross margin was more than offset by a substantial drop in CEEL’s gross margin, due to an unfavorable foreign exchange inventory adjustment, because of a 6.4 percent strengthening of the euro relative to the dollar subsequent to December 31, 2010, compared to a favorable foreign exchange inventory adjustment for the first quarter of 2010 because of a 6.1 percent weakening of the euro relative to the dollar subsequent to December 31, 2009.

Selling, general and administrative expense declined $351,000, or 6.1 percent, to $5.5 million for the current quarter from $5.8 million in the prior year’s quarter and, as a percentage of net sales, were 29.1 percent and 33.0 percent, respectively. Variable selling costs decreased $453,000 mainly due to a favorable customer mix, while fixed expenses increased $102,000 as higher public relation media spending to roll out new products and the cost of attending the International Consumer Electronics Show in January 2011, which was not attended in 2010, was partially offset by lower deferred compensation expense and professional fees.

Interest expense was $268,000 in the first quarter of 2011 and included $39,000 in amortization expense related to an interest rate swap that was terminated in the second half of 2010 while interest expense was $316,000 in the first quarter of 2010 and included $33,000 of interest rate swap amortization income. Excluding the interest rate swap amortization, this represented a decrease of $120,000 primarily because of lower interest rates. Other income increased from the $86,000 for the year ago period to $155,000 for the current quarter, mainly due to a $151,000 increase in the gain in cash surrender value of life insurance.

As a result of the above, the Cobra segment had a pre-tax loss of $813,000 in the first quarter of 2011 compared to a pre-tax loss of $1.4 million in the first quarter of 2010.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales increased $202,000, or 5.7 percent, to $3.7 million in the first quarter of 2011 compared to the year ago quarter. The increase was primarily due to strong satellite navigation sales, which were 22.4 percent higher than in the year ago quarter, driven by sales of new models of the Truckmate™ navigation units designed specifically for professional drivers and recreation vehicle owners. Offsetting some of the higher satellite navigation sales was a 24.3 percent decline in download fee revenue in the current quarter because of a decrease in subscription renewals and renewal fees, and the growth in product sales outside of the U.K., where download fees are not charged due to the competitive environment. Also, offsetting higher satellite navigation sales were lower sales of GPS products, due to declining sales of an older model, and outdoor leisure products, due to aggressive pricing from competing products, which resulted in a combined 21.2 percent decrease in sales compared to the prior year’s quarter.

Gross profit decreased $136,000, or 10.8 percent, to $1.1 million for the first quarter of 2011, and gross margin decreased 5.6 points to 30.1 percent from 35.7 percent in the prior year’s quarter. The decrease in gross margin was due primarily to the decline in download fees discussed above as these have a 100 percent gross margin, higher license fees and unfavorable foreign exchange.

Selling, general and administrative expenses increased $123,000, or 11.3 percent, to $1.2 million for the current quarter from $1.1 million in the prior year’s quarter and as a percentage of net sales, were 32.4 percent and 30.8 percent, respectively. The increase was due primarily to higher variable selling costs for commissions and overseas travel, legal fees and payroll due to two employee additions.

Other income for the first quarter of 2011 increased $167,000 compared to the first quarter of 2010, principally due to higher foreign exchange income.

As a result of the above, the PPL segment had a pre-tax income of $23,000 for the first quarter of 2011 compared to a pre-tax income of $115,000 for the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company refinanced its bank debt in 2010 and replaced a $23.0 million revolving asset-based credit facility and a $2.2 million term loan with a $25.0 million revolving asset-based credit facility. The current Credit Agreement provides a lower cost credit facility and greater liquidity due to the borrowing base formula. Refer to Note 4, Financing Arrangements, for additional information.

At March 31, 2011, the Company had interest bearing debt outstanding of $13.0 million borrowed under the Credit Agreement. As of March 31, 2011, credit availability was approximately $9.5 million under the Credit Agreement. For the three months ended March 31, 2011, net cash flows provided by operating activities totaled $5.3 million. Significant net cash inflows from operations and non-cash add-backs included a decrease in accounts receivable of $6.0 million, non-cash depreciation and amortization of $903,000, and an increase in accounts payable of $723,000. The decrease in accounts receivable was primarily due to normal collections of year-end and quarter-end receivables and lower sales in the first quarter of 2011 compared to sales in the fourth quarter of 2010. The increase in accounts payable was due to inventory and capital expenditures. Partially offsetting these inflows was a net loss of $783,000; an increase in inventories of $779,000, primarily due to a seasonal build-up for the second half of 2011; and a decrease in other liabilities of $577,000, mainly lower promotional and warranty costs due to the sales decline from the fourth quarter of 2010.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its Credit Agreement will be sufficient in 2011 to fund its working capital needs.

Net cash used in investing activities for the first three months of 2011 totaled $357,000. Property, plant and equipment additions, primarily building improvements and tooling totaled $163,000. Intangible asset additions, primarily for new product software, patents and trademarks, totaled $194,000.

Net cash provided used in financing activities in the first three months of 2011 totaled $5.0 million and was used to reduce bank debt. The Company is not expected to pay a dividend in 2011.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies and estimates consist of those that reflect significant judgments and uncertainties and could potentially result in materially different results under different assumptions. For a description of the Company’s critical accounting policies and estimates refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The application of certain of these policies requires significant judgments or a historical based estimation process that can affect the results of operations and financial position of the Company as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts ultimately differ from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report or in other Company filings, press releases, or otherwise. Factors that could contribute to or cause such differences include, but are not limited to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks related to changes in foreign currency exchange and interest rates are inherent to the Company’s operations. Changes to these factors could cause fluctuations in the Company’s net earnings, cash flows and the fair values of financial instruments subject to market risks. Future changes in the applicable interest rate will affect the interest expense incurred by the Company on its outstanding indebtedness.

There have been no material changes in the Company’s market risk since December 31, 2010.

Item 4. Controls and Procedures

The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures have also been designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of March 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2011.

There has been no change in the Company’s internal control over financial reporting that occurred during the first three months of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

On May 10, 2011, the Company held an annual meeting of its shareholders (the “Annual Meeting”). Of the 6,539,580 shares of the Company’s common stock entitled to vote at the Annual Meeting, 5,377,155 shares were present in person or by proxy at the Annual Meeting, which constituted a quorum. Set forth below are the matters acted upon by the shareholders at the Annual Meeting and the final voting results of each such matter.

Proposal One — Election of Directors. In accordance with the voting results listed below, each nominee to serve as a Class I director was elected for a three-year term expiring at the 2014 Annual Meeting.

Nominee	Votes For	Votes Withheld	Broker Non-Votes
James R. Bazet	3,512,426	166,616	1,698,113
William P. Carmichael	2,938,321	740,721	1,698,113

Proposal Two — Ratification of the Appointment of Grant Thornton LLP as Independent Registered Public Accountants for the Year Ending December 31, 2011. In accordance with the voting results listed below, the appointment of Grant Thornton LLP to serve the Company’s independent registered public accounting firm for the year ending December 31, 2011 was ratified.

Votes For	Votes Against	Abstentions	Broker Non-Votes
5,216,825	27,593	132,737	—

Appointment of Chief Financial Officer

On May 10, 2011, the Company promoted Mr. Robert J. Ben, age 46, to the position of Senior Vice President and Chief Financial Officer of the Company. Mr. Ben has served in various positions of increasing responsibility with the Company, including Interim Chief Financial Officer since January 2011, Vice President since 2007 and Corporate Controller since 2000.

Amendment to 2011 Executive Incentive Payment Plan

On May 10, 2011, the Company’s Compensation Committee adopted the amended and restated 2011 Executive Incentive Payment Plan (the “Plan”) for the Company’s executive officers (other than Mr. Bazet) and certain other key employees. The Plan was amended to increase Mr. Robert J. Ben’s “target” award to 35% of his base salary to reflect his promotion to Senior Vice President and Chief Financial Officer of the Company.

Under the Plan, participants are entitled to earn cash bonus compensation based upon the achievement by the Company of a pre-established performance goal for 2011 outlined in the Plan. The performance goal consists of a targeted operating profit level of the Company. 100% of the “target” award for each participant in the Plan will be based on the Company meeting the target operating profit level. If the target operating profit level is exceeded by an identified amount, each participant will be entitled to receive 105% of his or her respective “target” award. If the target operating profit level is not met but one of three lesser identified operating profit levels is achieved, each participant will be entitled to receive 10%, 30% or 60% of their respective “target” award depending on the level of operating profit achieved. Under the Plan, the “target” award for each participant in the Plan (other than Mr. Ben, Mr. Gerald Laures and Ms. Sally Washlow) is 25% of such Executive Officer’s base salary. The “target” award for Messrs. Ben and Laures and Ms. Washlow is 35% of their respective base salary. For purposes of the Plan, “operating profit” will be calculated based on the Company’s consolidated results, without regard to extraordinary or other nonrecurring items or unusual items in accordance with generally accepted accounting principles unless the Compensation Committee determines that any such item shall not be disregarded. The annual bonus to be received by Mr. Bazet is determined in accordance with the terms of his employment agreement.

Item 6. Exhibits

a)	Exhibit 10.1 Employment Agreement between Cobra Electronics Corporation and Robert J. Ben dated as of May 11, 2011.

b)	Exhibit 10.2 2011 Executive Incentive Payment Plan, As Amended.

c)	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

d)	Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

e)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

f)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ Robert J. Ben
Robert J. Ben
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 13, 2011

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1	Employment Agreement between Cobra Electronics Corporation and Robert J. Ben dated as of May 11, 2011.

10.2	2011 Executive Incentive Payment Plan, As Amended.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.