Form 10-Q
period 2011-06-30
COBRA ELECTRONICS CORP
filed 2011-08-12
CIK 30828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares of Common Stock of Registrant outstanding as of August 8, 2011: 6,539,580

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Operations - Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net sales	$28,860	$25,710	$51,299	$46,793
Cost of sales	20,672	18,896	37,275	34,172

Gross profit	8,188	6,814	14,024	12,621
Selling, general and administrative expense	7,237	6,562	13,895	13,448

Earnings (loss) from operations	951	252	129	(827)
Interest expense	(255)	(312)	(523)	(628)
Other (expense) income	(103)	(294)	161	(266)

Earnings (loss) before income taxes	593	(354)	(233)	(1,721)
Tax provision	76	10	69	3

Net earnings (loss)	$517	$(364)	$(302)	$(1,724)

Net earnings (loss) per common share:
Basic	$0.08	$(0.06)	$(0.05)	$(0.27)
Diluted	$0.08	$(0.06)	$(0.05)	$(0.27)

Weighted average shares outstanding:
Basic	6,540	6,471	6,513	6,471
Diluted	6,540	6,471	6,513	6,471

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets - Unaudited

(In Thousands)

	June 30 2011	December 31 2010
ASSETS

Current assets:
Cash	$1,476	$1,133
Receivables, net of allowance for doubtful accounts of $150 in 2011 and $186 in 2010	17,458	22,021
Inventories, primarily finished goods, net	29,156	27,614
Other current assets	2,805	3,289

Total current assets	50,895	54,057

Property, plant and equipment, at cost:
Buildings and improvements	6,485	6,305
Tooling and equipment	18,868	18,393

	25,353	24,698
Accumulated depreciation	(20,124)	(19,436)
Land	230	230

Property, plant and equipment, net	5,459	5,492

Other assets:
Cash surrender value of life insurance policies	5,392	4,891
Deferred income taxes, non-current	326	427
Intangible assets	9,168	9,315
Other assets	134	172

Total other assets	15,020	14,805

Total assets	$71,374	$74,354

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets - Unaudited

(In Thousands, Except Share Data)

	June 30 2011	December 31 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Bank debt	$15,892	$18,042
Accounts payable	6,013	7,205
Accrued salaries and commissions	1,345	1,510
Accrued advertising and sales promotion costs	920	1,196
Accrued product warranty costs	779	923
Accrued income taxes	175	197
Deferred income taxes, current	327	439
Other accrued liabilities	2,834	2,388

Total current liabilities	28,285	31,900

Non-current liabilities:
Deferred compensation	7,273	7,145
Deferred income taxes	1,474	1,538
Other long-term liabilities	558	565

Total non-current liabilities	9,305	9,248

Total liabilities	37,590	41,148

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1 par value
Authorized: 1,000,000 shares
Issued: None	—	—

Common stock, $.33 1/3 par value
Authorized: 12,000,000 shares
Issued: 7,107,400 shares for 2011 and 7,039,100 shares for 2010
Outstanding: 6,539,580 shares for 2011 and 6,471,280 shares for 2010	2,368	2,345
Paid-in capital	20,905	20,785
Retained earnings	15,900	16,202
Accumulated other comprehensive loss	(1,580)	(2,317)

	37,593	37,015
Treasury stock, at cost (567,820 shares)	(3,837)	(3,837)

Total shareholders’ equity - Cobra	33,756	33,178
Non-controlling interest	28	28

Total equity	33,784	33,206

Total liabilities and shareholders’ equity	$71,374	$74,354

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Cash Flows - Unaudited

(In Thousands)

	Six Months Ended June 30
	2011	2010
Cash flows from operating activities:
Net loss attributable to Cobra	$(302)	$(1,724)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,857	1,907
Deferred income taxes	(131)	(108)
(Gain) loss on cash surrender value (CSV) of life insurance	(159)	179
Gain on sale of fixed asset	—	(5)
Stock-based compensation	142	113
Changes in assets and liabilities:
Receivables	4,742	7,266
Inventories	(1,082)	(2,106)
Other assets	320	(752)
Income tax refund	—	925
Accounts payable	(1,290)	1,136
Other liabilities	(100)	(232)

Net cash provided by operating activities	3,997	6,599

Cash flows from investing activities:
Property, plant and equipment	(579)	(356)
Premiums on CSV life insurance	(342)	(266)
Intangible assets	(596)	(298)

Net cash used in investing activities	(1,517)	(920)

Cash flows from financing activities:
Bank borrowings	(2,149)	(5,591)

Net cash used in financing activities	(2,149)	(5,591)
Effect of exchange rate changes on cash and cash equivalents	12	26

Net increase in cash	343	114
Cash at beginning of period	1,133	1,405

Cash at end of period	$1,476	$1,519

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$347	$518
Income taxes	$52	$(905)

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the six months ended June 30, 2011 and 2010

(Unaudited)

The consolidated financial statements included herein have been prepared by Cobra Electronics Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Cobra designs and markets consumer electronics products, which it sells primarily under the Cobra brand name principally in the United States, Canada and Europe. Effective October 20, 2006, the Company acquired Performance Products Limited which sells its products under the Snooper trade name, principally in the United Kingdom, as well as elsewhere in Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong and South Korea. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company.

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

Correction of Immaterial Errors — Prior year amounts were revised to reflect the out-of-period correction for the second quarter of 2011. Refer to Note 2, Correction of Immaterial Errors.

(2)	CORRECTION OF IMMATERIAL ERRORS

In the second quarter of 2011, management discovered that the Company’s customs broker used an incorrect duty rate for its detection products. Subsequently, the Company confirmed that the duty rates for its other products were correct. A Prior Disclosure document will be filed with the U.S. Customs Service to correct the underpayment error. The cumulative adjustment for the incorrect duty rate, covering July 1, 2006 to June 30, 2011, approximated $1.5 million. The adjustment applicable to the second quarter of 2010 was approximately $48,000, the adjustment applicable to the first half of 2010 was approximately $91,000, and the adjustment applicable to prior years (2006 - 2010) totaled approximately $1.4 million.

Pursuant to the guidance of Staff Accounting Bulletin (“SAB”) No. 99, Materiality, the Company concluded that the errors were not material to any of its prior period financial statements. Although the errors were immaterial to prior periods, the prior period financial statements were revised, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, due to the significance of the out-of-period correction in the second quarter of 2011.

A reconciliation of the effects of the adjustments to the previously reported balance sheet at December 31, 2010 follows:

	December 31, 2010
	As Reported	Adjustment	As Adjusted
	(In Thousands)
Accounts payable	$5,797	$1,408	$7,205
Total current liabilities	30,492	1,408	31,900
Total equity	34,614	(1,408)	33,206

A reconciliation of the effects of the adjustments to the previously reported statement of operations for the three and six months ending June 30, 2010 follows:

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(In Thousands)
Cost of sales	$18,848	$48	$18,896	$34,081	$91	$34,172
Gross profit	6,862	(48)	6,814	12,712	(91)	12,621
Earnings (loss) from operations	300	(48)	252	(736)	(91)	(827)
Net loss	(316)	(48)	(364)	(1,633)	(91)	(1,724)

A reconciliation of the effects of the adjustments to the previously reported statement of cash flows for the six months ending June 30, 2010 follows:

	Six Months Ended June 30, 2010
	As Reported	Adjustment	As Adjusted
	(In Thousands)
Net loss	$(1,633)	$(91)	$(1,724)
Accounts payable	1,045	91	1,136

(3)	SEGMENT INFORMATION

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

The financial information by business segment for the three months and six months ended June 30, 2011 and 2010 follows:

Three months - 2011 vs. 2010

	2011			2010
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$24,812	$4,048	$28,860	$22,212	$3,498	$25,710
Cost of sales	18,068	2,604	20,672	16,361	2,535	18,896

Gross profit	6,744	1,444	8,188	5,851	963	6,814
Selling, general and administrative expense	5,942	1,295	7,237	5,419	1,143	6,562

Earnings (loss) from operations	802	149	951	432	(180)	252
Interest expense	(255)	—	(255)	(311)	(1)	(312)
Other expense	(87)	(16)	(103)	(215)	(79)	(294)

Earnings (loss) before income taxes	460	133	593	(94)	(260)	(354)
Tax provision (benefit)	136	(60)	76	73	(63)	10

Net earnings (loss)	$324	$193	$517	$(167)	$(197)	$(364)

Six months - 2011 vs. 2010

	2011			2010
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$43,521	$7,778	$51,299	$39,767	$7,026	$46,793
Cost of sales	32,063	5,212	37,275	29,367	4,805	34,172

Gross profit	11,458	2,566	14,024	10,400	2,221	12,621
Selling, general and administrative expense	11,392	2,503	13,895	11,220	2,228	13,448

Earnings (loss) from operations	66	63	129	(820)	(7)	(827)
Interest expense	(523)	—	(523)	(627)	(1)	(628)
Other income (expense)	68	93	161	(129)	(137)	(266)

Earnings (loss) before income taxes	(389)	156	(233)	(1,576)	(145)	(1,721)
Tax provision (benefit)	198	(129)	69	108	(105)	3

Net earnings (loss)	$(587)	$285	$(302)	$(1,684)	$(40)	$(1,724)

There have been no differences in the basis of segmentation or the basis of measurement.

(4)	INCOME TAXES

Each quarter, the Company estimates the annual effective income tax rate (“ETR”) for the full year and applies that rate to the Income (Loss) Before Income Taxes for tax jurisdictions not subject to a valuation allowance in determining its provision for income taxes for the interim periods. The determination of the consolidated provision for income taxes, deferred tax assets and liabilities, and the related valuation allowance requires management to make certain judgments and estimates. Changes in the estimated level of annual pre-tax income, tax laws, and changes resulting from tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections.

The year-to-date ETR was less than the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which the Company and its foreign subsidiaries generate taxable income or loss and judgments as to the realizability of the Company’s deferred tax assets.

The Company will continue to review periodically the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates and may make further adjustments based on management’s outlook for continued profits in each jurisdiction. The valuation allowance for its U.S. operations totaled $8.3 million at June 30, 2011 and $7.9 million at December 31, 2010.

(5)	FINANCING ARRANGEMENTS

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

Borrowings under the Credit Agreement bear interest at either the base rate or the LIBOR lending rate (each as defined in the Credit Agreement), as applicable, plus the applicable margin set forth in the Credit Agreement. The Company will also pay certain fees and expenses, including a (i) commitment fee equal to 0.50 percent per annum on the unused portion of the Lenders’ aggregate revolving commitment and (ii) a letter of credit fee equal to the product of the applicable margin set forth in the Credit Agreement times the face amount of the standby letters of credit and the commercial letters of credit outstanding at such time. The Credit Agreement contains customary covenants, including but not limited to financial covenants requiring the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.10 to 1.00 for the periods set forth in the Credit Agreement and providing that annual capital expenditures cannot exceed $3.5 million. Commencing in 2011, the Company may pay dividends to shareholders up to an aggregate amount of $1,250,000 in any fiscal year, subject to compliance with certain covenants and conditions. The Company’s Fixed Charge Coverage Ratio, which is based on adjusted EBITDA less capital expenditures and cash tax payments in relation to interest expense, for the second quarter of 2011, exceeded the required minimum ratio of 1.10 to 1.00 and all financial covenants for the first half of 2011 were satisfied.

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

At June 30, 2011, the Company had interest bearing debt outstanding of $15.9 million borrowed under the Credit Agreement and credit availability was approximately $5.4 million based on the borrowing base formula that includes the following: 85 percent of eligible accounts receivables, the lesser of 65 percent of lower of cost or market of eligible inventory or 85 percent of the appraised net orderly liquidation value of eligible inventory, and 65 percent of commercial letters of credit issued for the purchase of inventory, subject to certain limitations and reserves established at the lenders discretion. If necessary, the Credit Agreement permits an “overadvance” of up to $1.0 million for sixty consecutive days. The weighted average interest rate for the three months ending June 30, 2011 and 2010 (which includes the amortization charges associated with the terminated interest rate swap, refer to Note 7, Derivatives for additional information) was 5.0 percent and 6.75 percent, respectively. On a year to date basis, the weighted average interest rate for the six months ending June 30, 2011 and 2010 (which includes the amortization charges associated with the terminated interest rate swap) was 5.2 percent and 6.8 percent, respectively.

(6)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts receivable, accounts payable, short-term debt, long-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximated their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its Credit Agreement approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit approximated fair value due to the short-term nature of the instrument. The contract value/fair value of the letters of credit was $3.7 million at June 30, 2011 and $2.7 million at December 31, 2010. The Company’s hedging activity is limited to foreign currency purchases and an interest rate swap, when applicable. The Company engages in foreign currency hedging to minimize the risk that the eventual settlement of foreign currency transactions would be adversely affected by changes in exchange rates. The Company did not have any open foreign exchange contracts at June 30, 2011 and December 31, 2010.

The Company occasionally hedges foreign exchange exposures by entering into various short-term forward foreign exchange contracts. The instruments are carried at fair value in its Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria are recorded as a component of Accumulated Other Comprehensive Income (Loss) and reclassified into earnings in the same period during which the hedged transaction affected earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the three and six month periods ending June 30, 2011 and 2010.

(7)	DERIVATIVES

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

The interest amortization for the Company’s terminated interest rate swaps reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense (Income) during the three and six months ending June 30, 2011 and 2010 follows:

	Three Months Ended		Six Months Ended
Income Statement Location	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

Interest expense (income)	$36	$(28)	$75	$(61)

Total	$36	$(28)	$75	$(61)

The effective portion of the gain (loss) on outstanding derivatives recognized in Accumulated Other Comprehensive Income (Loss) for the three and six months ending June 30, 2011 and 2010.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

Interest rate swap	$(36)	$(38)	$(75)	$(26)

Total	$(36)	$(38)	$(75)	$(26)

(8)	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of common stock. If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings (loss) per share. The earnings or loss per share for the three and six months ending June 30, 2011 and 2010 follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In Thousands, Except Share Data)		(In Thousands, Except Share Data)
Net earnings (loss)	$517	$(364)	$(302)	$(1,724)
Weighted-average shares outstanding	6,539,580	6,471,280	6,512,936	6,471,280

Basic earnings (loss) per share	$0.08	$(0.06)	$(0.05)	$(0.27)

Diluted earnings (loss) per share	$0.08	$(0.06)	$(0.05)	$(0.27)

Stock options to purchase 263,450 shares and 442,780 shares for the three and six months ending June 30, 2011 and 2010, respectively, were not included in the calculation for the dilutive loss per share because the exercise price for such options exceeded the market price.

(9)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the three and six months ending June 30, 2011 and 2010, Accumulated Other Comprehensive (Loss) included the foreign currency translation adjustment and an interest rate swap.

The cumulative balance of the Comprehensive Loss at June 30, 2011 and December 31, 2010 follows:

	June 30 2011	December 31 2010
	(In Thousands)
Foreign currency translation adjustment	$(1,481)	$(2,143)
Interest rate swap	(99)	(174)

Total	$(1,580)	$(2,317)

A summary of the Comprehensive Income (Loss) for the three and six months ended June 30, 2011 and 2010 follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)
Net earnings (loss)	$517	$(364)	$(302)	$(1,724)
Foreign currency translation adjustment (no tax effect)	(65)	(359)	(662)	(1,058)
Interest rate swap (net of applicable tax)	(36)	(38)	(75)	(26)

Total comprehensive earnings (loss)	$416	$(761)	$(1,039)	$(2,808)

(10)	OTHER CURRENT ASSETS

The following table summarizes the components of other current assets at June 30, 2011 and December 31, 2010:

	June 30 2011	December 31 2010
	(In Thousands)
Prepaid assets	$1,964	$2,151
Vendor and miscellaneous receivables	838	1,135
Tax refunds and receivables	3	3

	$2,805	$3,289

(11)	COMMITMENTS AND CONTINGENCIES

The Company is subject to various unresolved legal actions which arise in the normal course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters cannot be determined at this time.

At June 30, 2011 and December 31, 2010, the Company had outstanding inventory purchase orders with suppliers totaling approximately $29.2 million and $19.9 million, respectively.

(12)	PRODUCT WARRANTY COSTS AND INVENTORY VALUATION RESERVES

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

Consequently, it maintains a warranty reserve, which reflects historical warranty return rates by product category multiplied by the most recent six months of unit sales of that model and the unit standard cost of the model. A roll-forward of the warranty reserve follows:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
	(In Thousands)
Accrued product warranty costs, beginning of period	$923	$857
Warranty provision	1,424	2,390
Warranty expenditures	(1,568)	(2,324)

Accrued product warranty costs, end of period	$779	$923

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

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
	(In Thousands)
Liquidation reserve, beginning of period	$777	$648
Liquidation provision	1,175	2,229
Liquidation of models	(1,011)	(2,100)

Liquidation reserve, end of period	$941	$777

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

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
	(In Thousands)
Net realizable reserve, beginning of period	$206	$238
NRV provision	186	329
NRV write-offs	(206)	(361)

Net realizable reserve, end of period	$186	$206

(13)	INTEREST EXPENSE AND OTHER INCOME (EXPENSE)

The following table shows the components of Interest Expense for the three and six month periods ending June 30, 2011 and 2010:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)
Interest on debt	$(161)	$(279)	$(332)	$(575)
Amortization of loan fees	(58)	(61)	(116)	(114)
Interest rate swap amortization	(36)	28	(75)	61

	$(255)	$(312)	$(523)	$(628)

The following table shows the components of Other Income (Expense) for the three and six month periods ending June 30, 2011 and 2010:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)
CSV (expense) income	$(61)	$(248)	$159	$(179)
Foreign exchange (expense) income	(35)	(90)	45	(139)
Other - net	(7)	44	(43)	52

	$(103)	$(294)	$161	$(266)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary – Second Quarter

Pre-tax earnings for the second quarter of 2011 totaled $593,000 compared to a pre-tax loss of $354,000 for the year ago quarter, an improvement of $947,000. Key factors contributing to the significant improvement were:

•	Net sales increased $3.2 million or 12.3 percent due to higher sales in both the Cobra and PPL segments

•	Gross margin increased 1.9 points to 28.4 percent due to favorable product mix and sales of higher margin new products

•	Selling, general and administrative expenses as a percentage of net sales decreased 0.5 points to 25.0 percent

As a result of the foregoing, earnings from operations for the second quarter of 2011 totaled $951,000 compared to $252,000 for the second quarter of 2010 – an improvement of $699,000 in operating income. Other expenses decreased $248,000 mainly due to lower interest expense and lower cash surrender value (“CSV”) expense. The combined impact of the improved operating results and the decrease in other expenses was a $947,000 increase in pre-tax earnings.

With the continuation of a full valuation allowance for its U.S. operations the consolidated tax provision totaled $76,000 for the second quarter of 2011 compared to a $10,000 tax provision for the same quarter last year. The net earnings for the three month period ending June 30, 2011 was $517,000, or a $.08 earnings per share, compared to the $364,000 loss, or a $.06 loss per share, for the three month period ending June 30, 2010.

Executive Summary – Six Months

Pre-tax loss for the first half of 2011 totaled $233,000 compared to a pre-tax loss of $1.7 million for the same period last year, an improvement of $1.5 million. Key factors contributing to the significant improvement were:

•	Net sales increased $4.5 million or 9.6 percent due to higher sales in both the Cobra and PPL segments

•	Gross margin increased 0.4 points to 27.3 percent due to favorable product mix and sales of higher margin new products

•	Selling, general and administrative expenses as a percentage of net sales decreased 1.7 points to 27.1 percent

As a result of the foregoing, earnings from operations for the first half of 2011 totaled $129,000 compared to an $827,000 loss for the first six months of 2010 - an improvement of $956,000 in operating income. Other expenses decreased $532,000 mainly due to lower interest expense and CSV income. The combined impact of the improved operating results and the decrease in other expenses was a $1.5 million increase in pre-tax earnings.

The consolidated tax provision, including the continuation of the valuation allowance for U.S operations, totaled $69,000 for the first half of 2011 compared to a $3,000 provision for the same period of 2010. The net loss for the six month period ending June 30, 2011 was $302,000, or a $.05 loss per share, compared to the $1.7 million loss, or a $.27 loss per share, for the six month period ending June 30, 2010.

Correction of Immaterial Errors

In the second quarter of 2011, management discovered that the Company’s customs broker used an incorrect duty rate for its detection products. The cumulative adjustment for the incorrect duty rate, covering July 1, 2006 to June 30, 2011, approximated $1.5 million. The adjustment applicable to the second quarter of 2010 was approximately $48,000, the adjustment applicable to the first half of 2010 was approximately $91,000, and the adjustment applicable to prior years (2006 - 2010) totaled approximately $1.4 million.

Pursuant to the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, the Company concluded that the errors were not material to any of its prior period financial statements. However, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, the prior period financial statements were revised. Prior period amounts stated in this Form 10-Q have been revised to facilitate comparability between current and prior year periods.

EBITDA

The following table shows the reconciliation of net earnings (loss) to EBITDA and EBITDA As Defined for the three and six months ending June 30, 2011 and 2010:

	Three Months Ended June 30		Six months Ended June 30
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)
Net earnings (loss)	$517	$(364)	$(302)	$(1,724)
Depreciation/amortization	954	957	1,857	1,907
Interest expense, excluding loan fee amortization	197	251	407	514
Income tax provision	76	10	69	3

EBITDA	1,744	854	2,031	700
Stock option expense	28	57	142	113
CSV loss (income)	61	248	(159)	179
Other non-cash items	(89)	390	(79)	1,077

EBITDA As Defined	$1,744	$1,549	$1,935	$2,069

Other non-cash items shown in the preceding EBITDA reconciliation include exchange gains and losses and deferred revenue.

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

Second Quarter — 2011 vs. 2010

The following table contains sales and pre-tax income (loss) by business segment for the three months ending June 30, 2011 and 2010:

	2011		2010		2011 vs. 2010 Increase
	(In Thousands)
Business Segment	Net Sales	Pre-tax Income	Net Sales	Pre-tax Loss	Net Sales	Pre-tax Income
Cobra	$24,812	$460	$22,212	$(94)	$2,600	$554
PPL	4,048	133	3,498	(260)	550	393

Total Company	$28,860	$593	$25,710	$(354)	$3,150	$947

Cobra Business Segment

Cobra net sales increased $2.6 million, or 11.7 percent, in the second quarter of 2011 to $24.8 million compared to $22.2 million in the second quarter of 2010. The increase was mainly attributable to higher sales of domestic Citizens Band radio and GPS Mobile products and at CEEL because of strong sales of detection products into Eastern Europe. Strong demand for the new 29 LX, introduced earlier this year, drove the increase in Citizens Band radio sales while the higher GPS Mobile sales were due to the introduction of two models, the 7750 PLT introduced in the third quarter of 2010 and the 5500 PRO introduced in the first quarter of 2011. Sales of Cobra iRadar™, introduced late in 2010, also contributed to the increase in net sales increase for the current quarter.

Gross profit increased $893,000, or 15.3 percent, to $6.7 million for the second quarter of 2011, while gross margin improved 0.8 points to 27.2 percent from 26.4 percent in the prior year’s quarter. The majority of this improvement was due to a higher domestic gross margin as a result of an improved product mix and gross margin increases in most of Cobra’s major product categories. The favorable product mix reflected a greater proportion of higher-margin Citizen Band radio sales. The higher category margins reflected mainly the impact of new higher-margin models.

Selling, general and administrative expense increased $523,000, or 9.7 percent, to $5.9 million for the second quarter of 2011 compared to $5.4 million in the prior year’s quarter and, as a percentage of net sales, were 24.0 percent and 24.4 percent, respectively. The increase was primarily in fixed expenses, principally higher public relations and media expenses to support new products, which were up $551,000. Partially offsetting this increase were lower engineering and general & administrative costs, down $66,000, mainly resulting from lower payroll expense due to the replacement of executive officers who retired or resigned.

Interest expense was $255,000 in the second quarter of 2011 and included $36,000 in amortization expense related to an interest rate swap that was terminated in the second half of 2010, while interest expense was $311,000 in the second quarter of 2010 and included $28,000 of interest rate swap amortization income. Excluding the interest rate swap amortization, interest decreased $121,000 primarily because of lower interest rates as a result of the new Credit Agreement entered into in July 2010. Other expense decreased from $215,000 for the year ago period to $87,000 for the current quarter, mainly due to lower CSV expense, higher foreign exchange losses and lower royalty income.

As a result of the above, the Cobra segment had a pre-tax income of $460,000 in the second quarter of 2011 compared to a pre-tax loss of $94,000 in the second quarter of 2010.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales increased $550,000, or 15.7 percent, to $4.0 million in the second quarter of 2011 compared to the same quarter last year. Higher sales of satellite navigation products offset the decline in the GPS, outdoor leisure products and download fees. Sales of the TruckmateTM products, including the new the S6000 model, contributed to the 29.9 percent increase in satellite navigation products in 2011as compared to 2010.

Gross profit increased $481,000, or 49.9 percent, to $1.4 million for the second quarter of 2011 and gross margin increased 8.2 points to 35.7 percent from 27.5 percent in the prior year’s quarter. The improved gross margin was due primarily to favorable product mix and an exchange gain on inventory for the second quarter of 2011 compared to a loss for the same period in 2010.

Selling, general and administrative expenses increased $152,000, or 13.3 percent, to $1.3 million for the current quarter from $1.1 million in the prior year’s quarter and as a percentage of net sales, were 32.0 percent and 32.7 percent, respectively. The increase was due primarily to higher variable selling costs for commissions as well as higher overseas travel, legal fees and payroll due to two employee additions.

Other expense for the second quarter of 2011 decreased $63,000 compared to the second quarter of 2010, principally due to lower foreign exchange losses in 2011 as compared to 2010.

As a result of the above, the PPL segment had a pre-tax income of $133,000 for the second quarter of 2011 compared to a pre-tax loss of $260,000 for the second quarter of 2010.

Six Months — 2011 vs. 2010

The following table contains sales and pre-tax income (loss) by business segment for the six months ending June 30, 2011 and 2010:

	2011		2010		2011 vs. 2010 Increase
	(In Thousands)
Business Segment	Net Sales	Pre-tax Income (Loss)	Net Sales	Pre-tax Loss	Net Sales	Pre-tax Income
Cobra	$43,521	$(389)	$39,767	$(1,576)	$3,754	$1,187
PPL	7,778	156	7,026	(145)	752	301

Total Company	$51,299	$(233)	$46,793	$(1,721)	$4,506	$1,488

Cobra Business Segment

Cobra net sales increased $3.7 million, or 9.4 percent, in the first half of 2011 to $43.5 million compared to $39.8 million in the first half of 2010. The increase resulted primarily from higher domestic sales and sales at CEEL. Domestically, Citizens Band radios and GPS Mobile products were responsible for the sales increase. Citizens Band radio sales benefitted from strong demand for the new 29LX introduced earlier this year while GPS Mobile sales benefitted from the 7750 PLT introduced in the third quarter of 2010 and the 5550 PRO introduced in the first quarter of 2011. Cobra iRadar, introduced late in 2010, also contributed to the increase in net sales for the current period.

Gross profit increased $1.1 million, or 10.2 percent, to $11.5 million for the first six months of 2011 and gross margin increased 0.2 points to 26.3 percent from 26.1 percent in the first half of 2010. The increase in gross margin resulted from a more favorable domestic product mix, reflecting a greater proportion of higher-margin Citizen Band radio and GPS Mobile sales. Margins in both of these categories improved because of the introduction of new products, including the 29 LX Classic Citizens Band radio and the 5550 PRO truck navigation unit.

Selling, general and administrative expense increased $172,000, or 1.5 percent, to $11.4 million from $11.2 million for the same period last year, and, as a percentage of net sales, was 26.2 percent and 28.2 percent, respectively. Variable selling costs decreased $416,000, or 17.3 percent, mainly because of higher sales to a customer that has a low variable selling cost program. Fixed selling and marketing expenses increased $885,000, or 36.0 percent, mainly due to higher public relations, media and show expenses to support new products. Engineering and general and administrative expenses decreased $297,000, or 4.6 percent, mainly because of reduced consulting and professional fees, with some of the reduction due to timing, as well as lower payroll and deferred compensation expenses because of the replacement of two long-term executive officers.

Interest expense was $523,000 in the first half of 2011 and included $75,000 in amortization expense related to an interest rate swap that was terminated in the second half of 2010, while interest expense was $627,000 in the first half of 2010 and included $61,000 of interest rate swap amortization income. Excluding the interest rate swap amortization, this was a decrease of $241,000, which was primarily due to lower interest rates as a result of the Company’s new credit agreement entered into in July 2010. Other income increased $197,000 from the year ago period to $68,000, mainly due to CSV income in 2011 compared to an expense in 2010, a foreign exchange loss in 2011 compared to a gain in 2010 and lower royalty income in 2011 compared to 2010.

As a result of the above, the Cobra segment had a pre-tax loss of $389,000 in the first half of 2011 compared to a pre-tax loss of $1.6 million in the same period in 2010 - an improvement of $1.2 million from 2010.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales increased $752,000 or 10.7 percent, to $7.8 million in the first half of 2011 compared to the year ago period. Higher sales of satellite navigation products offset the decline in the GPS, outdoor leisure products and download fees. Sales of the Truckmate products, including the new the S6000 model, contributed to the 26.1 percent increase in satellite navigation products in 2011 as compared to 2010.

Gross profit increased $345,000, or 15.5 percent, to $2.6 million for the first six months of 2011, and gross margin increased 1.4 points to 33.0 percent from 31.6 percent in 2010. The improved gross margin was due primarily to favorable product mix.

Selling, general and administrative expenses increased $275,000, or 12.3 percent, to $2.5 million from the $2.2 million in the first half of 2010 and as a percentage of net sales, was 32.2 percent and 31.7 percent, respectively. The increase was due primarily to higher variable selling costs for commissions as well as higher overseas travel, legal fees and payroll due to two employee additions.

Other income for the first six months of 2011 increased $230,000 compared to the same period in 2010, principally due to foreign exchange gains in 2011 compared to foreign exchange losses in 2010.

As a result of the above, the PPL segment had a pre-tax income of $156,000 for the first half of 2011 compared to a pre-tax loss of $145,000 for the first half of 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company refinanced its bank debt in 2010 and replaced a $23.0 million revolving asset-based credit facility and a $2.2 million term loan with a $25.0 million revolving asset-based credit facility. The current Credit Agreement provides a lower cost credit facility and greater liquidity due to the borrowing base formula. Refer to Note 5, Financing Arrangements, for additional information.

At June 30, 2011, the Company had interest bearing debt outstanding of $15.9 million borrowed under the Credit Agreement. As of June 30, 2011, credit availability was approximately $5.4 million under the Credit Agreement. Additionally, the Company’s Credit Agreement permits an “overadvance” of up to $1.0 million for sixty consecutive days. For the six months ended June 30, 2011, net cash flows provided by operating activities totaled $4.0 million. Significant net cash inflows from operations and non-cash add-backs included a decrease in accounts receivable of $4.7 million and non-cash depreciation and amortization of $1.9 million. The decrease in accounts receivable was primarily due to normal collections of receivables and lower sales in the second quarter of 2011 compared to sales in the fourth quarter of 2010. Partially offsetting these inflows was a net loss of $302,000, an increase in inventories of $1.1 million, primarily due to a seasonal build-up for the second half of 2011, and a decrease in payables of $1.3 million. Excluding the effect of the $1.5 million accrual for the underpayment of custom duties for the previous five years, the decrease in payables from the prior year would have been $2.8 million. The Company plans to execute the $1.5 million payment for the unpaid custom duties in the near future.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its Credit Agreement will be sufficient in 2011 to fund its working capital needs.

Net cash used in investing activities for the first half of 2011 totaled $1.5 million. Property, plant and equipment additions, primarily building improvements, computer hardware and tooling totaled $579,000. Intangible asset additions, primarily for new product software, patents and trademarks, totaled $596,000 and premium payments for life insurance totaled $342,000.

Net cash used in financing activities in the first six months of 2011 totaled $2.1 million and was used to reduce bank debt. The Company is not expected to pay a dividend in 2011.

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

As of June 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2011.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.	Exhibits

a)	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

b)	Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

c)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

d)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

e)	Exhibit 101 Financial statements and footnotes formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ Robert J. Ben
Robert J. Ben
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: August 12, 2011

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101	Financial statements and footnotes formatted in XBRL (eXtensible Business Reporting Language).