Form 10-Q
period 2011-09-30
COBRA ELECTRONICS CORP
filed 2011-11-14
CIK 30828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of Common Stock of Registrant outstanding as of November 7, 2011: 6,539,580

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Operations - Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net sales	$34,454	$28,909	$85,753	$75,702
Cost of sales	24,155	21,547	61,430	55,719

Gross profit	10,299	7,362	24,323	19,983
Selling, general and administrative expense	7,952	6,840	21,847	20,288

Earnings (loss) from operations	2,347	522	2,476	(305)
Interest expense	(272)	(636)	(795)	(1,264)
Other (expense) income	(899)	710	(738)	444

Earnings (loss) before income taxes	1,176	596	943	(1,125)
Tax benefit	(202)	(203)	(133)	(200)

Net earnings (loss)	$1,378	$799	$1,076	$(925)

Net earnings (loss) per common share:
Basic	$0.21	$0.12	$0.16	$(0.14)
Diluted	$0.21	$0.12	$0.16	$(0.14)

Weighted average shares outstanding:
Basic	6,540	6,471	6,522	6,471
Diluted	6,540	6,471	6,522	6,471

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets - Unaudited

(In Thousands)

	September 30 2011	December 31 2010
ASSETS

Current assets:
Cash	$1,289	$1,133
Receivables, net of allowance for doubtful accounts of $85 in 2011 and $186 in 2010	22,064	22,021
Inventories, primarily finished goods, net	32,487	27,614
Other current assets	2,931	3,289

Total current assets	58,771	54,057
Property, plant and equipment, at cost:
Buildings and improvements	6,558	6,305
Tooling and equipment	19,076	18,393

	25,634	24,698
Accumulated depreciation	(20,379)	(19,436)
Land	230	230

Property, plant and equipment, net	5,485	5,492
Other assets:
Cash surrender value of life insurance policies	4,695	4,891
Deferred income taxes, non-current	282	427
Intangible assets	8,721	9,315
Other assets	146	172

Total other assets	13,844	14,805

Total assets	$78,100	$74,354

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets - Unaudited

(In Thousands, Except Share Data)

	September 30 2011	December 31 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Bank debt	$20,172	$18,042
Accounts payable	6,655	7,205
Accrued salaries and commissions	1,889	1,510
Accrued advertising and sales promotion costs	1,136	1,196
Accrued product warranty costs	1,023	923
Accrued income taxes	297	197
Deferred income taxes, current	292	439
Other accrued liabilities	2,808	2,388

Total current liabilities	34,272	31,900

Non-current liabilities:
Deferred compensation	7,242	7,145
Deferred income taxes	1,203	1,538
Other long-term liabilities	533	565

Total non-current liabilities	8,978	9,248

Total liabilities	43,250	41,148

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1 par value
Authorized: 1,000,000 shares
Issued: None	—	—

Common stock, $.33 1/3 par value
Authorized: 12,000,000 shares
Issued: 7,107,400 shares for 2011 and 7,039,100 shares for 2010
Outstanding: 6,539,580 shares for 2011 and 6,471,280 shares for 2010	2,368	2,345
Paid-in capital	20,945	20,785
Retained earnings	17,278	16,202
Accumulated other comprehensive loss	(1,904)	(2,317)

	38,687	37,015
Treasury stock, at cost (567,820 shares)	(3,837)	(3,837)

Total shareholders’ equity—Cobra	34,850	33,178
Non-controlling interest	0	28

Total equity	34,850	33,206

Total liabilities and shareholders’ equity	$78,100	$74,354

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Cash Flows - Unaudited

(In Thousands)

	Nine Months Ended September 30
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,076	$(925)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	2,866	3,042
Deferred income taxes	(365)	(231)
(Gain) loss on cash surrender value (CSV) of life insurance	512	(221)
Stock-based compensation	171	169
Changes in assets and liabilities:
Receivables	48	3,750
Inventories	(4,746)	(3,930)
Other assets	45	(1,498)
Income tax refund	8	1,079
Accounts payable	(535)	(148)
Other liabilities	941	506

Net cash provided by operating activities	21	1,593

Cash flows from investing activities:
Property, plant and equipment	(941)	(979)
Premiums on CSV life insurance	(317)	(266)
Intangible assets	(891)	(461)
Non-controlling interest	(28)	0

Net cash used in investing activities	(2,177)	(1,706)

Cash flows from financing activities:
Bank borrowings	2,130	69

Net cash provided by financing activities	2,130	69
Effect of exchange rate changes on cash and cash equivalents	182	1

Net increase (decrease) in cash	156	(43)
Cash at beginning of period	1,133	1,405

Cash at end of period	$1,289	$1,362

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$530	$673
Income taxes	$131	$(1,059)

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the nine months ended September 30, 2011 and 2010

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

Correction of Immaterial Errors — Prior year amounts were revised to reflect the out-of-period correction for custom duties. Refer to Note 2, Correction of Immaterial Errors.

(2) CORRECTION OF IMMATERIAL ERRORS

In the second quarter of 2011, management discovered that the Company’s customs broker used an incorrect duty rate for its detection products. Subsequently, the Company confirmed that the duty rates for its other products were correct. A Prior Disclosure document was filed with the U.S. Customs Service to correct the underpayment error. The cumulative adjustment for the incorrect duty rate, covering the period from July 1, 2006 to June 30, 2011, was approximately $1.5 million. The adjustment applicable to the third quarter of 2010 was approximately $75,000, the adjustment applicable to the first nine months of 2010 was approximately $166,000, and the adjustment applicable to prior years (2006—2010) totaled approximately $1.4 million.

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

A reconciliation of the effects of the adjustments to the previously reported statement of operations for the three and nine months ending September 30, 2010 follows:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(In Thousands)
Cost of sales	$21,472	$75	$21,547	$55,553	$166	$55,719
Gross profit	7,437	(75)	7,362	20,149	(166)	19,983
Earnings (loss) from operations	597	(75)	522	(139)	(166)	(305)
Net earnings (loss)	874	(75)	799	(759)	(166)	(925)

A reconciliation of the effects of the adjustments to the previously reported statement of cash flows for the nine months ending September 30, 2010 follows:

	Nine Months Ended September 30, 2010
	As Reported	Adjustment	As Adjusted
	(In Thousands)
Net loss	$(759)	$(166)	$(925)
Accounts payable	(314)	166	(148)

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

The financial information by business segment for the three months and nine months ended September 30, 2011 and 2010 follows:

Three months - 2011 vs. 2010

	2011			2010
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$30,907	$3,547	$34,454	$25,178	$3,731	$28,909
Cost of sales	21,886	2,269	24,155	18,688	2,859	21,547

Gross profit	9,021	1,278	10,299	6,490	872	7,362
Selling, general and administrative expense	6,749	1,203	7,952	5,692	1,148	6,840

Earnings (loss) from operations	2,272	75	2,347	798	(276)	522
Interest expense	(272)	—	(272)	(636)	—	(636)
Other (expense) income	(662)	(237)	(899)	337	373	710

Earnings (loss) before income taxes	1,338	(162)	1,176	499	97	596
Tax provision (benefit)	32	(234)	(202)	(82)	(121)	(203)

Net earnings	$1,306	$72	$1,378	$581	$218	$799

Nine months - 2011 vs. 2010

	2011			2010
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$74,428	$11,325	$85,753	$64,945	$10,757	$75,702
Cost of sales	53,949	7,481	61,430	48,055	7,664	55,719

Gross profit	20,479	3,844	24,323	16,890	3,093	19,983
Selling, general and administrative expense	18,141	3,706	21,847	16,912	3,376	20,288

Earnings (loss) from operations	2,338	138	2,476	(22)	(283)	(305)
Interest expense	(795)	—	(795)	(1,263)	(1)	(1,264)
Other (expense) income	(594)	(144)	(738)	208	236	444

Earnings (loss) before income taxes	949	(6)	943	(1,077)	(48)	(1,125)
Tax provision (benefit)	230	(363)	(133)	26	(226)	(200)

Net earnings (loss)	$719	$357	$1,076	$(1,103)	$178	$(925)

There have been no differences in the basis of segmentation or the basis of measurement between the periods presented.

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

The Company will continue to review periodically the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates and may make further adjustments based on management’s outlook for continued profits in each jurisdiction. The valuation allowance for its U.S. operations totaled $8.0 million at September 30, 2011and $7.9 million at December 31, 2010.

(5) FINANCING ARRANGEMENTS

On July 16, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, Harris N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto from time to time (the “Lenders”). In connection therewith, the Company terminated the Loan and Security Agreement (as amended, the “Terminated Loan Agreement”) dated as of February 15, 2008 among the Company, the lenders party thereto and The PrivateBank and Trust Company, as a lender and administrative agent. On September 14, 2011, the Company amended the Credit Agreement to increase the borrowings available under the revolving loan facility from $25 million to $30 million.

The Company’s amended Credit Agreement, which matures on July 16, 2013, provides for a $30.0 million revolving loan facility. Pursuant to the terms of its Credit Agreement, the Company is required to make mandatory prepayments on the amounts outstanding thereunder in the event that the Company receives proceeds under certain circumstances or in connection with other specified events. Financing costs totaling $513,000 for the Credit Agreement were capitalized in the third quarter of 2010 and will be amortized over the loan term. In connection with the Credit Agreement, the Company wrote-off the deferred financing costs associated with the Terminated Loan Agreement and recognized a non-cash pre-tax charge of $349,000 in the third quarter of 2010. Additionally, in connection with the execution of the Credit Agreement, the Company terminated an interest rate swap agreement in exchange for a $381,000 cash payment by the Company on July 16, 2010. With the elimination of the interest rate swap, the fair value of the Company’s debt is no longer affected by changes in interest rates and future changes in the applicable interest rate will affect the interest expense incurred on the Company’s outstanding indebtedness.

Borrowings under the Credit Agreement bear interest at either the base rate or the LIBOR lending rate (each as defined in the Credit Agreement), as applicable, plus the applicable margin set forth in the Credit Agreement. The Company will also pay certain fees and expenses, including a (i) commitment fee equal to 0.50 percent per annum on the unused portion of the Lenders’ aggregate revolving commitment and (ii) a letter of credit fee equal to the product of the applicable margin set forth in the Credit Agreement times the face amount of the standby letters of credit and the commercial letters of credit outstanding at such time. The Credit Agreement contains customary covenants, including but not limited to financial covenants requiring the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.10 to 1.00 for the periods set forth in the Credit Agreement and providing that annual capital expenditures cannot exceed $3.5 million. Commencing in 2011, the Company may pay dividends to shareholders up to an aggregate amount of $1,250,000 in any fiscal year, subject to compliance with certain covenants and conditions. The Company’s Fixed Charge Coverage Ratio, which is based on adjusted EBITDA less capital expenditures and cash tax payments in relation to interest expense, for the third quarter of 2011, exceeded the required minimum ratio of 1.10 to 1.00 and all financial covenants for the first nine months of 2011 were satisfied.

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

At September 30, 2011, the Company had interest bearing debt outstanding of $20.2 million borrowed under the Credit Agreement and credit availability was approximately $5.8 million based on the borrowing base formula that includes the following: 85 percent of eligible accounts receivable, the lesser of 65 percent of lower of cost or market of eligible inventory or 85 percent of the appraised net orderly liquidation value of eligible inventory, and 65 percent of commercial letters of credit issued for the purchase of inventory, subject to certain limitations and reserves established at the lenders discretion. If necessary, the Credit Agreement permits an “overadvance” of up to $1.0 million for sixty consecutive days. The weighted average interest rate for the three months ending September 30, 2011 and 2010 (which includes the amortization charges associated with the terminated interest rate swap, refer to Note 7, Derivatives for additional information) was 4.8 percent and 6.0 percent, respectively. On a year to date basis, the weighted average interest rate for the nine months ending September 30, 2011 and 2010 (which includes the amortization charges associated with the terminated interest rate swap) was 5.0 percent and 6.5 percent, respectively.

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts receivable, accounts payable, short-term debt, long-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximated their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its Credit Agreement approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit approximated fair value due to the short-term nature of the instruments. The contract value/fair value of the letters of credit was $3.9 million at September 30, 2011 and $2.7 million at December 31, 2010. The Company’s hedging activity is limited to foreign currency purchases and an interest rate swap, when applicable. The Company engages in foreign currency hedging to minimize the risk that the eventual settlement of foreign currency transactions would be adversely affected by changes in exchange rates. The Company did not have any open foreign exchange contracts at September 30, 2011 and December 31, 2010.

The Company occasionally hedges foreign exchange exposures by entering into various short-term forward foreign exchange contracts. The instruments are carried at fair value in its Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria are recorded as a component of Accumulated Other Comprehensive Income (Loss) and reclassified into earnings in the same period during which the hedged transaction affected earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the three and nine month periods ending September 30, 2011 and 2010.

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

The interest amortization for the Company’s terminated interest rate swaps reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense (Income) during the three and nine months ending September 30, 2011 and 2010 follows:

	Three Months Ended		Nine Months Ended
Income Statement Location	2011	2010	2011	2010
	(In Thousands)		(In Thousands)
Interest expense (income)	$32	$46	$107	$(15)

Total	$32	$46	$107	$(15)

The effective portion of the gain (loss) on outstanding derivatives recognized in Accumulated Other Comprehensive Income (Loss) for the three and nine months ending September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)
Interest rate swap	$(32)	$112	$(107)	$86

Total	$(32)	$112	$(107)	$86

(8) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of common stock. If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings (loss) per share. The earnings or loss per share for the three and nine months ending September 30, 2011 and 2010 follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
	(In Thousands, Except Share Data)		(In Thousands, Except Share Data)
Net earnings (loss)	$1,378	$799	$1,076	$(925)
Weighted-average shares outstanding	6,539,580	6,471,280	6,521,915	6,471,280

Basic earnings (loss) per share	$0.21	$0.12	$0.16	$(0.14)

Diluted earnings (loss) per share	$0.21	$0.12	$0.16	$(0.14)

Stock options to purchase 255,950 shares and 342,780 shares for the three and nine months ending September 30, 2011 and 2010, respectively, were not included in the calculation for the fully-dilutive loss per share because the exercise price for such options exceeded the market price.

(9) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the three and nine months ending September 30, 2011 and 2010, Accumulated Other Comprehensive Loss included the foreign currency translation adjustment and an interest rate swap.

The cumulative balance of the Accumulated Other Comprehensive Loss at September 30, 2011 and December 31, 2010 follows:

	September 30	December 31
	2011	2010
	(In Thousands)
Foreign currency translation adjustment	$(1,837)	$(2,143)
Interest rate swap	(67)	(174)

Total	$(1,904)	$(2,317)

A summary of the Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010 follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)
Net earnings (loss)	$1,378	$799	$1,076	$(925)
Foreign currency translation adjustment (no tax effect)	356	828	(306)	(230)
Interest rate swap (net of applicable tax)	(32)	112	(107)	86

Total comprehensive earnings (loss)	$1,702	$1,739	$663	$(1,069)

(10) OTHER CURRENT ASSETS

The following table summarizes the components of other current assets at September 30, 2011 and December 31, 2010:

	September 30	December 31
	2011	2010
	(In Thousands)
Prepaid assets	$1,819	$2,151
Vendor and miscellaneous receivables	1,112	1,135
Tax refunds and receivables	—	3

	$2,931	$3,289

(11) COMMITMENTS AND CONTINGENCIES

The Company is subject to various unresolved legal actions which arise in the normal course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters cannot be determined at this time.

At September 30, 2011 and December 31, 2010, the Company had outstanding inventory purchase orders with suppliers totaling approximately $27.1 million and $19.9 million, respectively.

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

Consequently, the Company maintains a warranty reserve, which reflects historical warranty return rates by product category multiplied by the most recent six months of unit sales of that model and the unit standard cost of the model. A roll-forward of the warranty reserve follows:

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2011	2010
	(In Thousands)
Accrued product warranty costs, beginning of period	$923	$857
Warranty provision	2,095	2,390
Warranty expenditures	(1,995)	(2,324)

Accrued product warranty costs, end of period	$1,023	$923

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

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2011	2010
	(In Thousands)
Liquidation reserve, beginning of period	$777	$648
Liquidation provision	1,674	2,229
Liquidation of models	(1,558)	(2,100)

Liquidation reserve, end of period	$893	$777

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

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2011	2010
	(In Thousands)
Net realizable reserve, beginning of period	$206	$238
NRV provision	253	329
NRV write-offs	(264)	(361)

Net realizable reserve, end of period	$195	$206

(13) INTEREST EXPENSE AND OTHER INCOME (EXPENSE)

The following table shows the components of Interest Expense for the three and nine month periods ending September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)
Interest on debt	$(181)	$(205)	$(513)	$(780)
Amortization of loan fees	(59)	(385)	(175)	(499)
Interest rate swap amortization	(32)	(46)	(107)	15

	$(272)	$(636)	$(795)	$(1,264)

The following table shows the components of Other Income (Expense) for the three and nine month periods ending September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)
CSV (expense) income	$(671)	$400	$(512)	$221
Foreign exchange (expense) income	(253)	327	(208)	188
Other - net	25	(17)	(18)	35

	$(899)	$710	$(738)	$444

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary – Third Quarter

Operating income for the third quarter of 2011 totaled $2.3 million compared to operating income of $522,000 for the year ago quarter, an increase of $1.8 million. Key factors contributing to the increase in operating income were:

•	Net sales, mainly in the Cobra segment, increased $5.5 million, or 19.2 percent

•	Gross profit increased $2.9 million due to favorable product mix in the Cobra segment and lower costs, mainly smaller exchange losses in the PPL segment

Selling, general and administrative expense increased $1.1 million mainly due to higher fixed expenses for new product support and management incentive expenses. Interest expense decreased $364,000 due to the prepaid loan fees write-off in the third quarter of 2010. Other expense increased $1.6 million, mainly due to the unfavorable swing in cash surrender value (“CSV”) expense and foreign exchange. The combined impact of the improved operating results and the net increase in interest and other expenses of $1.2 million generated a $580,000 increase in pre-tax earnings.

With the continuation of a full valuation allowance for its U.S. operations, the Company’s consolidated tax benefit totaled $202,000 for the third quarter of 2011 compared to a $203,000 tax benefit for the same quarter last year. The tax benefit for the third quarter of 2011 reflects the return to provision variances for returns filed in the current quarter and the lowering of the UK tax rate to 26 percent for 2011 and 25 percent for 2012. The net earnings for the three month period ending September 30, 2011 were $1.4 million, or $.21 per share, compared to earnings of $799,000, or $.12 per share, for the three month period ending September 30, 2010.

Executive Summary – Nine Months

Operating income for the first nine months of 2011 totaled $2.5 million compared to a loss of $305,000 for the same period last year, an improvement of $2.8 million. Key factors contributing to the favorable change in operating income were:

•	Net sales, mainly in the Cobra segment, increased $10.0 million or 13.3 percent

•	Gross profit increased $4.3 million due to favorable product mix and lower costs

Selling, general and administrative expense increased $1.6 million mainly due to higher fixed expenses for new product support and management incentive expenses. Interest expense decreased $469,000, mainly due to the prepaid loan fees write-off in the third quarter of 2010 and an interest rate that was lower than in a previous credit agreement that was replaced in July 2010. Other expenses increased $1.2 million, mainly due to the unfavorable swing in CSV expense and foreign exchange. The combined impact of the improved operating results and the net increase in interest and other expenses of $713,000 was a $2.1 million increase in pre-tax earnings.

The consolidated tax benefit, including the continuation of the valuation allowance for U.S. operations, totaled $133,000 for the nine month period ending September 30, 2011 compared to a $200,000 tax benefit for the same period last year. The net earnings for the nine month period ending September 30, 2011 were $1.1 million, or $.16 per share, compared to the $925,000 loss, or $.14 loss per share, for the nine month period ending September 30, 2010.

Correction of Immaterial Errors

In the second quarter of 2011, management discovered that the Company’s customs broker used an incorrect duty rate for its detection products. The cumulative adjustment for the incorrect duty rate, covering the period from July 1, 2006 to June 30, 2011, was approximately $1.5 million. The adjustment applicable to the third quarter of 2010 was approximately $75,000, the adjustment applicable to the first nine months of 2010 was approximately $166,000, and the adjustment applicable to prior years (2006—2010) totaled approximately $1.4 million. Pursuant to the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, the Company concluded that the errors were not material to any of its prior period financial statements. However, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, the prior period financial statements were revised. Prior period amounts stated in this Form 10-Q have been revised to facilitate comparability between current and prior year periods.

EBITDA

The following table shows the reconciliation of net earnings (loss) to EBITDA and EBITDA As Defined for the three and nine months ending September 30, 2011 and 2010:

	Three Months Ended September 30		Nine months Ended September 30
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)
Net earnings (loss)	$1,378	$799	$1,076	$(925)
Depreciation/amortization	1,009	1,135	2,866	3,042
Interest expense, excluding loan fee amortization	213	251	620	765
Income tax provision	(202)	(203)	(133)	(200)

EBITDA	2,398	1,982	4,429	2,682
Stock option expense	29	56	171	169
CSV loss (income)	671	(400)	512	(221)
Other non-cash items	(62)	(128)	(141)	949

EBITDA As Defined	$3,036	$1,510	$4,971	$3,579

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

Third Quarter — 2011 vs. 2010

The following table summarizes sales and pre-tax income (loss) by business segment for the three months ending September 30, 2011 and 2010:

	2011		2010		2011 vs. 2010 Increase
	(In Thousands)
Business Segment	Net Sales	Pre-tax Income (Loss)	Net Sales	Pre-tax Income	Net Sales	Pre-tax Income
Cobra	$30,907	$1,338	$25,178	$499	$5,729	$839
PPL	3,547	(162)	3,731	97	(184)	(259)

Total Company	$34,454	$1,176	$28,909	$596	$5,545	$580

Cobra Business Segment

Cobra segment net sales increased $5.7 million, or 22.8 percent, in the third quarter of 2011 to $30.9 million compared to $25.2 million in the third quarter of 2010. The increase was principally due to strong sales of domestic Citizens Band radios and Truck Navigation products, driven by new models, mainly the new limited edition Citizens Band radio, 29 LX Chrome, and the 5550 PRO navigation unit for the professional driver, introduced in the first quarter of 2011. Additionally, increased placement of Cobra iRadar™ models for use with iPhone® and Android™ smartphones, introduced in late 2010, drove a significant increase in iRadar sales compared to the prior year’s quarter. Lastly, the increase in segment net sales benefitted from a 48.6 percent growth in sales at CEEL because of strong sales of Detection products into Eastern Europe.

Gross profit increased $2.5 million, or 39.0 percent, to $9.0 million for the third quarter of 2011, while gross margin improved 3.4 points to 29.2 percent from 25.8 percent in the prior year’s quarter. The improvement in gross margin reflected both the impact of an improved domestic product mix, as the proportion of higher-margin Citizens Band radio sales increased, as well as a substantial increase in gross margin at CEEL compared to the prior year’s quarter. Contributing to this increase was strong sales of higher-margin Detectors into Eastern Europe and a favorable foreign exchange impact in the current year’s quarter compared to an unfavorable impact in the third quarter of 2010.

Selling, general and administrative expense increased $1.1 million, or 18.6 percent, to $6.7 million for the third quarter of 2011 compared to $5.7 million in the prior year’s quarter and, as a percentage of net sales, were 21.8 percent and 22.6 percent, respectively. The increase was primarily due to $902,000 of higher fixed expenses, for public relations, media and show expenditures to support new products, and higher management incentive expenses because of the significant improvement in financial results.

Interest expense was $272,000 in the third quarter of 2011 compared to $636,000 for the year ago period. The decrease was primarily a result of a $349,000 write off of the prepaid loan fees related to a previous credit agreement that was replaced in the third quarter of 2010. Other expense for the third quarter of 2011 increased by $1.0 million, mainly due to CSV expense of $671,000 in 2011 compared to CSV income of $400,000 in 2010.

As a result of the above, the Cobra segment had a pre-tax income of $1.3 million in the third quarter of 2011 compared to pre-tax earnings of $499,000 in the third quarter of 2010.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales decreased $184,000, or 4.9 percent, to $3.5 million in the third quarter of 2011 compared to the same quarter last year. The main contributor to the decrease was a $219,000 decline in satellite navigation sales, primarily lower sales of the Truckmate TM S7000, which was partially offset by new Truckmate models. Some of the decline in satellite navigation sales was offset by increased sales of the GPS products, primarily 3 Zero™ and MySpeed™ units in France, and outdoor leisure products, including Shotsaver™ golf GPS and laser range finder products.

Gross profit increased $406,000, or 46.6 percent, to $1.3 million for the third quarter of 2011 and gross margin increased 12.6 points to 36.0 percent from 23.4 percent in the prior year’s quarter. The strong gross margin improvement was due to product mix and a reduction in exchange losses compared to the year ago quarter.

Selling, general and administrative expenses increased $55,000, or 4.8 percent, to $1.2 million for the current quarter from $1.1 million in the prior year’s quarter and, as a percentage of net sales, were 33.9 percent and 30.8 percent in the current quarter and prior year’s quarter, respectively. The increase was primarily due to higher selling and promotional costs and a write-down of a customer receivable.

Other expense for the third quarter of 2011 increased $610,000 compared to the third quarter of 2010, principally due to higher foreign exchange losses in 2011 as compared to 2010.

As a result of the above, the PPL segment had a pre-tax loss of $162,000 for the third quarter of 2011 compared to pre-tax earnings of $97,000 for the third quarter of 2010.

Nine Months — 2011 vs. 2010

The following table summarizes sales and pre-tax income (loss) by business segment for the nine months ending September 30, 2011 and 2010:

	2011		2010		2011 vs. 2010 Increase
	(In Thousands)
Business Segment	Net Sales	Pre-tax Income (Loss)	Net Sales	Pre-tax Loss	Net Sales	Pre-tax Income
Cobra	$74,428	$949	$64,945	$(1,077)	$9,483	$2,026
PPL	11,325	(6)	10,757	(48)	568	42

Total Company	$85,753	$943	$75,702	$(1,125)	$10,051	$2,068

Cobra Business Segment

Cobra net sales increased $9.5 million, or 14.6 percent, in the first nine months of 2011 to $74.4 million compared to $64.9 million in the first nine months of 2010. The increase was attributable to strong sales of domestic Citizens Band radio and Truck Navigation products sales as well as higher sales at CEEL. Citizens Band radio sales benefitted from sales of new products, principally the 29 LX and the newly introduced limited edition 29 LX Chrome while Truck Navigation products benefitted from the 7550 PLT, introduced in the third quarter of 2010, and the 5550 PRO, introduced in the first quarter of 2011. The higher CEEL sales reflected an increase in sales of Detection products into Eastern Europe.

Gross profit increased $3.6 million, or 21.2 percent, to $20.5 million for the first nine months of 2011, while gross margin increased 1.5 points to 27.5 percent from 26.0 percent in the first nine months of 2010. The improved gross profit was due to a more favorable product mix, including the positive impact of higher-margin new products such as the Citizens Band radios, Truck Navigation and Detection products noted above as well as higher sales of iRadar.

Selling, general and administrative expense increased $1.2 million, or 7.3 percent, to $18.1 million from $16.9 million for the same period last year, and, as a percentage of net sales, was 24.4 percent and 26.0 percent, respectively. Variable selling costs decreased $260,000, or 6.7 percent, mainly because of higher sales to customers with a low variable selling cost program. Fixed expenses increased $1.5 million, mainly comprised of marketing expenses due to higher public relations, media and show expenses to support new products and an increase in management incentive expenses, offset in part by reductions in professional fees as well as payroll and deferred compensation because of the replacement of two long-term executive officers.

Interest expense was $795,000 in the first nine months of 2011 compared to $1.3 million for the same period in 2010. The $468,000 decrease was mainly due to the write off of prepaid loan fees related to a previous loan agreement that was replaced with a new agreement in the third quarter of 2010 and the lower interest rate that resulted from this new agreement. Other expense for the first nine months of 2011 increased $802,000 from the year ago period mainly due to CSV expense of $512,000 in 2011 compared to CSV income of $221,000 in 2010.

As a result of the above, the Cobra segment had pre-tax earnings of $949,000 in the first nine months of 2011 compared to a pre-tax loss of $1.1 million in the same period in 2010, an improvement of $2.0 million from 2010.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales increased $568,000, or 5.3 percent, to $11.3 million in the first nine months of 2011 compared to the year ago period. This increase was due to the exchange rate fluctuation between the British pound sterling and the U.S. dollar as the local currency sales for the first nine months of 2011 are essentially unchanged when compared to sales for the same period in 2010.

Gross profit increased $751,000, or 24.3 percent, to $3.8 million for the first nine months of 2011, and gross margin increased 5.2 points to 33.9 percent from 28.8 percent in 2010. The improvement in gross profit reflected a more favorable product mix as well as the reduction of exchange losses incurred in the first nine months of 2011 as compared to the year ago period.

Selling, general and administrative expenses increased $330,000, or 9.8 percent, to $3.7 million from $3.4 million in the first nine months of 2010 and, as a percentage of net sales, was 32.7 percent and 31.4 percent in the first nine months of 2011 and the first nine months of 2010, respectively. The increase was due primarily to higher costs for commissions and promotions, overseas travel, legal fees and payroll due to two employee additions.

Other expense for the first nine months of 2011 increased $380,000 compared to the same period in 2010, principally due to foreign exchange losses in 2011 compared to foreign exchange gains in 2010.

As a result of the above, the PPL segment had a pre-tax loss of $6,000 for the first nine months of 2011 compared to a pre-tax loss of $48,000 for the first nine months of 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company refinanced its bank debt on July 16, 2010 and replaced a $23.0 million revolving asset-based credit facility and a $2.2 million term loan with a $25.0 million revolving asset-based credit facility. The July 2010 Credit Agreement provided a lower cost credit facility and greater liquidity due to the borrowing base formula. On September 14, 2011, the Company amended the Credit Agreement to increase the borrowings available from its revolving loan facility from $25 million to $30 million. Refer to Note 5, Financing Arrangements, for additional information.

At September 30, 2011, the Company had interest bearing debt outstanding of $20.2 million borrowed under the amended Credit Agreement. As of September 30, 2011, credit availability was approximately $5.8 million under the Credit Agreement. Additionally, the Company’s Credit Agreement permits an “overadvance” of up to $1.0 million for sixty consecutive days. For the nine months ended September 30, 2011, net cash flows provided by operating activities totaled $21,000. Net cash inflows from operations and non-cash add-backs included net earnings of $1.1 million, non-cash depreciation and amortization of $2.9 million and an increase in payables and other liabilities of $406,000. Offsetting these inflows was an increase in inventories of $4.7 million, primarily due to a seasonal build-up for the fourth quarter sales in 2011. The Company paid $1.4 million in the third quarter of 2011, which was accrued in the second quarter of 2011, for custom duties pertaining to the prior five years.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its Credit Agreement will be sufficient in 2011 to fund its working capital needs.

Net cash used in investing activities for the first nine months of 2011 totaled $2.2 million. Property, plant and equipment additions, primarily building improvements, computer hardware for a network upgrade and tooling totaled $941,000. Intangible asset additions totaled $891,000 and were primarily for in-house development of software for new products, new network software, patents and trademarks, and premium payments for life insurance.

Net cash provided by financing activities totaled $2.1 million for the nine months ended September 30, 2011 and resulted from increased borrowings pursuant to the Company’s Credit Agreement. The Company is not expected to pay a dividend in 2011.

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

As of September 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2011.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.	Exhibits

a)	Exhibit 4.1 Amended and Restated Rights Agreement dated November 3, 2011 between Cobra Electronics Corporation and American Stock Transfer & Trust Company, as rights agent – Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 3, 2011 (File No. 0-511), and hereby incorporated by reference.

b)	Exhibit 10.1 First Amendment to the Credit Agreement dated September 14, 2011 among Cobra Electronics Corporation, BMO Harris Bank N.A. (formerly known as Harris N.A.), as administrative agent, and the lenders party thereto– Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2011 (File No. 0-511), and hereby incorporated by reference.

c)	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

d)	Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

e)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

f)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

g)	Exhibit 101 Financial statements and footnotes formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ Robert J. Ben
Robert J. Ben Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 14, 2011

INDEX TO EXHIBITS

Exhibit Number	Description of Document

4.1	Amended and Restated Rights Agreement dated November 3, 2011 between Cobra Electronics Corporation and American Stock Transfer & Trust Company, as rights agent—Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 3, 2011 (File No. 0-511), and hereby incorporated by reference.

10.1

First Amendment to Credit Agreement dated September 14, 2011 among Cobra Electronics Corporation,

BMO Harris Bank N.A. (formerly known as Harris N.A.), as administrative agent, and the lenders party thereto—Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2011

(File No. 0-511), and hereby incorporated by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101	Financial statements and footnotes formatted in XBRL (eXtensible Business Reporting Language).