Form 10-K
period 2011-12-31
COBRA ELECTRONICS CORP
filed 2012-03-16
CIK 30828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-511

COBRA ELECTRONICS CORPORATION

(Exact name of Registrant as specified in its Charter)

DELAWARE	36-2479991
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6500 WEST CORTLAND STREET CHICAGO, ILLINOIS	60707
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2011, was $22,757,738.

The number of shares of Registrant’s Common Stock outstanding as of March 9, 2012 was 6,610,580.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 8, 2012, are incorporated by reference into Part III of this Report.

PART I

Item 1.  Business

General

Cobra Electronics Corporation (the “Company”), incorporated in Delaware in 1961, is traded on The NASDAQ Stock Market under the symbol “COBR”. The Company is a leading designer and marketer of two-way mobile communications and mobile navigation products in the United States, Canada and Europe, holding the number one or strong number two position in each of its longstanding product lines and targeting a similar position for marine VHF radios, photo-enforcement detection and mobile navigation for professional drivers. Cobra® is a leading brand in Citizens Band radios, radar detectors, speed camera detection, truck navigation and two-way radios. Performance Products Limited (“PPL”), a wholly-owned subsidiary based in the UK, designs and markets mobile navigation, photo-enforcement and detection products primarily under the Snooper® brand in the UK and elsewhere in Europe. The Company’s AURA™ database of photo-enforcement locations and road hazards covers the United States, Canada and most of Europe. The Company has a 50-year track record of innovation and the development of award-winning products and is an industry leader in developing technology applications that serve consumers’ needs in the following product lines:

•	Radar detection

•	Photo-enforcement and safety detection

•	Mobile navigation for professional drivers

•	Citizens Band radios

•	Power inverters

•	Two-way radios

•	Marine electronics

•	Wireless solutions and mobile app products

Management believes that the Company’s future success depends upon its ability to predict and respond in a timely and effective manner to changes in the markets it serves. Technology, product performance, reliability, price, availability and service are the main competitive factors. The Company’s sales are dependent upon timely introduction of new products, which incorporate new features desired by consumers, at competitive prices.

Recent Developments

Innovation remains the hallmark of the Company’s success, as demonstrated by just a few of its recent product introductions and other recent developments. The Company expects to continue attracting new customers with innovative product extensions and new product categories.

Cobra was recognized with Design and Engineering Awards from the Consumer Electronics Association (“CEA”) at the 2012 Consumer Electronics Show. The products recognized were the: Cobra iRadar TM Smart Detection System, CobraTag TM and Cobra JoyRide TM. Cobra iRadar Smart Detection System, the second generation of iRadar, allows the Cobra iRadar Community to report and warn other users of police, caution areas and photo-enforcement areas in real-time; and, when iRadar detects a safety alert or caution, it automatically shares the information with other iRadar Community users nearby. CobraTag, an alarm and loss prevention system for Android TM, Blackberry® or iPhone® smartphones, is a small sleek key fob device with a companion smartphone application that uses Bluetooth ® wireless technology and a separation alarm to link valuables to your smartphone ensuring valuables are never left behind. Cobra JoyRide for Android TM smartphones automatically configures your phone for in-car usage and personalizes how your phone operates in the car. Pushing a single button can initiate phone calls, launch voice commands, share information on road hazards and live police, pause or play music, and launch GPS applications and other in-car applications.

In November 2011, the Snooper Truckmate TM S7000 was recognized by Trucking Magazine with a Trucking Test Winner Award and a 5-star rating for the second year running.

The Company’s 2012 product line will include the following new products:

Cobra Segment

•	VedettaTM

•	Cobra JoyRide

•	25 LX, 29 LX BT and 29 LX EU

•	6000 PRO HD and 8000 PRO HD

•	CobraTag G5

PPL Segment

•	iRadar

•	S6500 Truckmate and Ventura TM

•	S8500 Truckmate and Ventura with DAB radio

•	Shotsaver S320 and Shotsaver S430 Tour Pro Units

Sales and Distribution

Demand for consumer electronics products tends to be seasonal and varies according to channel of distribution. Historically, sales in the last half of the year are significantly greater than in the first half, reflecting increasing purchases by retailers and distributors for various promotional activities that begin mainly in the third quarter and culminate with the holiday selling season.

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

Over a period of years, the Company has developed a network of suppliers for its products. To maintain flexibility in product sourcing, all of the Company’s contracts with its suppliers can be terminated by the Company “at will”. While it is the Company’s goal to maintain strong relationships with its current suppliers, management believes that, if necessary, alternate suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends upon the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, under certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company. The Company historically has negotiated substantially all of its purchases in U.S. dollars and uses forward contracts on occasion to purchase dollars at a fixed exchange rate to the British pound sterling and the euro.

Research and Development

Research and product development expenditures, as well as non-capitalized engineering costs, are expensed as incurred and amounted to $1.6 million in 2011, $1.6 million in 2010 and $1.8 million in 2009.

Patents and Other Intellectual Property

Patents and other intellectual property can be important marketing, merchandising and competitive tools across a broad range of products, but particularly for the Company’s newer products such as the Cobra iRadar, AURA and Bluetooth® products. Whenever the Company develops a unique design or technology, patents are applied for to preserve exclusivity. In 2011 the Company was awarded a design patent for the 29 LX Citizens Band Radio and a technical patent for the Bluetooth Citizens Band radios.

The Company’s two-way radios, detectors, Citizens Band radios, HighGear™ accessories, GPS receivers, marine electronic products and mobile navigation devices are marketed globally under the Cobra brand name. The Cobra trademark is registered in the United States, most European countries, China, as well as other jurisdictions. The Company believes the Cobra trademark, which is indefinitely renewable, is a significant factor in the successful marketing of its products.

Personal navigation devices, GPS locators and other products designed and marketed by PPL are marketed in the United Kingdom and Europe under the Snooper brand name. The Snooper trademark is registered in the United Kingdom and Europe and is a significant factor to successful marketing of PPL products in the United Kingdom and Europe.

Competition

Major competitors in the Cobra business segment are Motorola, Midland and Uniden (two-way radios); Whistler and Escort/Beltronics (detection); Uniden and Midland (Citizens Band radios); Icom, Uniden and Standard Radio (marine electronic products); and Garmin and Rand McNally (mobile navigation for professional drivers).

Competitors in the PPL segment include Garmin, Tom Tom and Navman for personal navigation devices, and Coyote and Road Angel for GPS products.

The Company’s main competitive factors are technology, product performance, reliability, price, availability and timely introduction of new products and service.

Employees

As of December 31, 2011, the Company employed 110 persons in the United States and 40 persons in its international operations. None of the Company’s employees are a member of a union.

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

Long–lived assets located outside of the United States totaled $6.4 million and $7.2 million at December 31, 2011 and 2010, respectively. International sales, primarily in Canada and Europe (including those of PPL), were $33.8 million, $29.1 million, and $25.5 million in 2011, 2010, and 2009, respectively. For additional financial information about business segment and geographic areas, see Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Cobra Segment

Principal products marketed under the Cobra trade name include:

•	Radar detection

•	Photo-enforcement and safety detection

•	Mobile navigation for professional drivers

•	Citizens Band radios

•	Power inverters

•	Two-way radios

•	Marine electronics

•	Wireless solutions and mobile app products

In the United States, Cobra competes primarily with various manufacturers and distributors of consumer electronics products, principally on the basis of technology, product performance, product features and consumer value, and expects the market for its products to remain highly competitive. Cobra also markets its products in nearly 80 countries through distributors. Cobra’s products are distributed through a strong, well-established network of nearly 300 retailers and distributors located primarily in the United States, representing nearly 40,000 storefronts where Cobra products can be purchased. Approximately 50 percent of the Company’s sales are made directly to retailers, such as general merchandisers, mass marketers, consumer electronics specialty stores, warehouse clubs, television home-shopping and internet retailers, direct-response merchandisers, home centers, specialty stores and a major travel center. Most of the remaining sales are through two-step wholesale distributors that carry Cobra products to fill orders for travel centers, small department stores and appliance dealers, independent wireless agents and for export and marine products. Cobra’s primary sales force is composed of independent sales representatives who work on a straight commission basis. In both Canada and Europe, as well as elsewhere throughout the world, the Company utilizes distributors, which sell primarily to retailers. Cobra’s return policies and payment terms are similar to those of other companies serving the consumer electronics market. Cobra products generally must be shipped within a short time after an order is received and, as a result, order backlog is not significant.

For 2011, sales to DAS, a distributor, were 14.6 percent of net sales and sales to Wal-Mart were 11.4 percent. In 2010 and 2009 only sales to Wal-Mart exceeded 10.0 percent, with 11.1 percent in 2010, and 15.4 percent in 2009.

Radar Detection

Cobra is the number one brand in the domestic market for integrated radar/laser detectors. Cobra commands a leading market share by offering innovative products with the latest technology. Cobra detectors feature Voice AlertTM Technology, 360 degree detection, Strobe AlertTM Technology and a photo enforcement database. Recent detection products feature IntelliMute Pro, which provides radar-detector-detector (RDD) immunity; and IntelliView and Intelliview Pro™, which provide locations of photo enforcement cameras and radar/laser detection warnings, full color displays, battery voltage meter, IntelliShield™, Intellimute Pro, 8 point GPS compass, and the AURA database.

Cobra iRadar, using Bluetooth wireless technology to connect the iPhone or iPod Touch ® with the detector and allowing the driver to control the detector’s settings and access to the AURA redlight and speed camera database, was launched in the fourth quarter of 2010. The Cobra iRadar system for Android users became available in the first quarter of 2011. Location-based crowd sourcing database capabilities that store location-based signals from the Cobra iRadar user community and allow sharing of information with other users were offered as an enhancement in the latter part of 2011. The second generation of iRadar allows the Cobra iRadar Community to report and warn other users of police, caution areas and photo-enforcement areas in real-time; when iRadar detects a safety alert or caution, it automatically shares the information with other iRadar Community users nearby.

The 2011 detection line-up included five new models across two product series, the Formula S and Formula R series, was reengineered on an all new technology platform with advanced detection circuitry, improved performance and range, enhanced false signal rejection, a redesigned high-gain radar/laser lens, decorative badges, a sleek, compact profile and affordable price-points. The ultra-performance Formula R Series XRS 9670 and XRS 9770 feature 15 band detection, Intellishield Tri-Level City mode, Smart Power, advanced DigiView data display and an 8-point compass at price points starting at less than $160. The high performance Formula S Series XRS 9370, XRS 9470 and XRS 9570 feature 14 band detection, city/highway selector, auto-mute, LaserEye TM 360 laser detection and voice alerts at price points starting at less than $90.

Cobra iRadar received three awards in 2010 from the Specialty Equipment Market Association (“SEMA”), two Consumer Electronics Show (“CES”) innovation awards from the Consumer Electronics Association (“CEA”) in 2011, the Mac/Life innovation award in 2011 and was recognized by the Industrial Designer Society of America (“IDSA”) with an International Design Excellence Award (“IDEA”) in 2011. Cobra received 2012 CES Innovation Awards for both the Cobra iRadar Community and the Cobra JoyRide.

Photo-Enforcement and Safety Detection

Cobra began marketing a database of photo-enforcement locations as a feature of its high-end radar detectors in 2008. Based on consumer response, Cobra rolled out the AURA database, the only verified photo-enforcement database in North America, in January 2009. AURA provides the capability to offer a unique feature to the Company’s top-selling line of radar detectors and its mobile navigation products for the professional driver.

Mobile Navigation For Professional Drivers

The Company’s mobile navigation strategy is to pursue a worldwide trucking navigation platform that can be shared with Cobra and PPL, therefore allowing lower overall development costs. Accordingly, in August 2010, Cobra extended its focus on the professional driver and introduced the 7750 PLT. It is a GPS navigation system for professional drivers and includes the following features: 7 inch screen, AURA database, ability to customize by truck type, size and load, truck-specific routing and over 33,000 trucker points of interest, commercial vehicle service and support information powered by TruckDown™, enhanced graphics, junction view with lane assist, state mileage log and hours-of-service log. The 7750 PLT was selected as an Innovations 2011 Design and Engineering Award honoree by the Consumer Electronics Association (“CEA”). A GPS trucker navigation system, 5550 PRO, with a 5 inch screen and a retail selling price under $300 debuted in the first quarter of 2011.

Citizens Band Radios

Cobra is the leading brand in the domestic Citizens Band radio market. Most of this market is for mobile Citizens Band radios purchased primarily by professional truck drivers. The remaining part of the domestic market is for hand-held Citizens Band radios used for sport and recreational activities. Cobra has a history of being the technology leader in this market, Cobra Citizens Band radios feature NOAA all hazard alert radio, SoundTrackerTM noise reduction, NightWatchTM illumination, and patented Bluetooth technology.

The 29 LX LE product introduced as a limited edition anniversary model in 2010 was continued in 2011 as the 29 LX. The 29 LX features a revolutionary patented design, four-color LCD display, an ergonomic microphone, a weather alert scan and an industry first, Radio Check Diagnostic, which allows drivers to monitor RF output, SWR setting and battery voltage. In mid-2011, Cobra unveiled the Remote CB Microphone System for the standard 4-pin CB radio from Cobra and other manufacturers. The remote CB microphone system includes a retractable cord, state-of-the art boom microphone with noise cancelling technology, and a heavy–duty push-to-talk button that allows drivers to operate their CB radio without moving their hands or taking their eyes off the road. During 2011, Cobra partnered with iSpeech® to enable Android and BlackBerry smartphone users to listen and respond to incoming text and e-mail messages in real time through Citizens Band radio and Marine products.

Cobra looks for opportunities to introduce limited edition Citizens Band radios to drive incremental sales. Historically, Cobra has licensed Harley-Davidson®, Dale Earnhardt® and Dale Earnhardt Jr.® trademarks for this purpose.

Power Inverters

In 1997, the Company introduced its first line of power inverters, which permit users to power devices requiring 120-volt AC power, such as computers, video games and appliances, using the 12-volt outlet in a vehicle. Cobra’s broad range of products extends from low power 130 watt requirements to applications that draw as much as 2,500 watts. For example, the CPI 150 micro size inverter includes a USB port for an iPod®, Blackberry®, mobile phones, laptops and many more USB devices and is available for sale at most major airports in the United States. The CPI 2500 is used by many professional drivers and can power microwaves, refrigerators and other small appliances. All inverter models offered include USB output and provide Pentagon™ protection, which includes reverse polarity, low voltage, over voltage, temperature and low voltage alarm. Eco-friendly packaging was featured on selected inverter products in 2011.

Two-Way Radios

Cobra two-way radios feature the smallest high-powered radios, VibrAlertTM silent vibrating alert, lithium battery power, smaller environmentally friendly packaging and Rewind Say-AgainTM to differentiate from competitors. The 2012 product line includes two new models, the CXT135 and CXT235, which feature the NOAA Weather Radio (“NWR”) and All Hazards Alert which were previously only available on expensive high-end models. The NWR broadcasts official Weather Service warnings, watches, forecasts and other hazard information 24 hours a day, 7 days a week. The CXT135 features NOAA Weather Radio capabilities, a range up to 16 miles, Power Saver circuitry for extended battery life, Call Alert, and rechargeable NiMH batteries. The CTX235 includes the features of the CXT135 plus an extended range up to 20 miles and an audible weather or emergency alert that is activated even when the audio is turned off. The CXT425, CXR725, CXR825 and CXR925 models featuring maximum performance and a range up to 35 miles, NOAA Weather and Emergency radio capabilities and desktop chargers, complete the 2012 product line. Although this market has matured and continued category sales declines are expected, the Company expects to maintain a leading market position.

Marine Electronics

Cobra marine products feature the largest illuminated LCD display, Rewind Say-AgainTM, combination VHF/GMRS radio, combo speaker-microphone, and a marine Bluetooth microphone. In 2009, the Company announced a long-term agreement to distribute the popular European C-pod Security System, provided by Seakey AB in Sweden, and serve as the exclusive U.S. distributor of C-pod©.

In 2010, two floating handheld VHF radios were introduced with a bright orange core, making these floating radios highly visible to facilitate retrieval by the boater. The MR HH 330 features a 6-watt VHF with NOAA weather channels. The MR HH475 features a 6-watt VHF, NOAA weather channels and Bluetooth technology that allows the answering of cell phones.

Wireless Solutions and Mobile App Products

With most households in the United States covered by one or more wireless providers, the market is strongly trending towards the mobile phone as being the primary phone number or in some cases the only phone number for a household. The Cobra PhoneLynx TM system, introduced in November 2010, allows users to make and receive cell phone calls on any phone, thereby eliminating the need for landline phone services. PhoneLynx delivers exceptional call clarity, does not require a connection other than an electrical outlet and involves no fees of any kind. Other products that promise to eliminate the need for a landline require an internet connection and many charge a monthly or annual service fee. The PhoneLynx included features such as voice dial, message waiting, speed dial, auto hands-free, voice mail, alarm clock, improved reception and ClearCallTM. Eliminating a landline phone service can save hundreds of dollars year after year and allow users to take advantage of carry-over minutes, free evening and weekend calling and unlimited call plans. Cobra PhoneLynx is ideally suited to transition users from a landline phone service to mobile-only phone. PhoneLynx received two CES awards for design and innovation in 2011.

CobraTag alarm and loss prevention system for Android, Blackberry or iPhone smartphones was launched in 2011. The CobraTag is a small sleek key fob device with a companion smartphone app that uses Bluetooth wireless technology and a separation alarm to link valuables to your smartphone. A CobraTag sensor is attached the user’s keys, purse, computer bag, or any other valuable requiring protection. The CobraTag system monitors the distance between the smartphone and the tagged item and produces an audible alert when the items are separated. Additionally, the CobraTag can record the GPS location and time of day the items become separated and send an e-mail or text message to a preconfigured contact list.

Popular Mechanics recognized CobraTag with its Editors Choice Award at the CES for 2011. CobraTag was selected as a finalist for the CTIA 2011 Hot for the Holidays Award in the “Fashionita” category and the Cobra Tag G5 was honored with a 2012 CES Innovation Award.

PPL Segment

Products marketed by PPL include personal navigation devices, marketed under the trade name of Snooper Truckmate, Snooper Ventura, Snooper Sapphire Plus and GPS-enabled speed camera location detectors, marketed under the trade names of Snooper My Speed and Snooper 3 Zero, among others. PPL also markets under the AURA brand, a global database of speed camera locations and other driving hazards, such as high-accident zones, for driver safety.

Sales are primarily in the UK and Europe. Sales are made through a network of approximately 1,500 retailers and distributors and PPL’s website. Principal products marketed by PPL include:

•	Personal navigation

•	Speed camera locators

•	Outdoor leisure products

•	AURA database

Personal Navigation

Snooper portable satellite navigation systems include the very best street level mapping from a global supplier of digital maps and Snooper’s market leading speed camera detector technology. Portable satellite navigation systems from Snooper are award winning, utilizing Traffic Message Channel (“TMC”) traffic information technology, Bluetooth hands free and multi routing technology.

The Snooper Truckmate is a personal navigation device with dedicated routing within the UK and Europe for trucks, buses, motor homes and other large vehicles. Information available includes low bridges, weight restrictions and width limitations. Entering specific vehicle information enables the device to select the most appropriate route. In 2010, the product line was expanded to include the following:

•	S6000 Truckmate/ S6000 Ventura – 7 inch screen version of the S2000 Truckmate and S2000 Ventura products incorporating TMC traffic information technology and Bluetooth connectivity.

•

AVN S7000 Truckmate/ AVN S7000 Ventura – the S7000 unit included a motorized screen designed to be installed into a vehicle using a single din slot. In addition to the standard S7000 Truckmate and S7000 Ventura features, the AVN unit also included a DVD/CD player, radio tuner plus iPod connectivity.

During 2011 the personal navigation product line was expanded to include the following:

•

S900 Ventura Lite – designed specifically for caravan and motor-home use, the unit allows the user to input the dimensions of a vehicle and will then calculate only routes that are suitable for that size vehicle. This unit includes information on over 20,000 campsites and stopovers throughout Europe.

•	S5000 and S7000 Truckmate Pro – these units feature enhanced functions of the existing Truckmate range such as Junction View and Lane Guidance along with free TMC traffic information.

Speed Camera Locators

PPL markets speed camera detection devices, including the Snooper Sapphire and the Snooper Evolution, which use GPS location technology and the AURA database to alert drivers to upcoming speed camera and hazard locations. In the first quarter of 2010, the Snooper MySpeed GPS detector was introduced. This unit uses the latest GPS technology to allow an end user to be continually advised of the speed limit of the road on which he or she is travelling. The MySpeed unit can also be upgraded to a MySpeed AURA, which allows an end user to be advised of all new speed camera and other hazards by linking to the AURA database.

In the second quarter of 2011, the Snooper Tigre EU was introduced. This unit has been designed specifically for use in the UK and mainland Europe and incorporates Snooper’s unique “All Band” European specification radar/laser technology to provide excellent detection distances across all radar and laser frequencies used in Europe.

Outdoor Leisure Products

The Shotsaver S400 Laser range finder and the S430 Shotsaver golf units were launched in 2010. The Shotsaver S400 Laser range finder allowed golfers to accurately determine their distance to various targets from a range of up to 250 yards utilizing the most up to date laser technology available. The S430 Shotsaver unit incorporated a super-bright 3.5 inch OLED screen that makes it easy to read in all conditions and is fully waterproof, ensuring it functions in all types of weather conditions. The S430 unit featured a built in rechargeable battery capable of running for 12 hours, is fully waterproof, can be purchased with or without satellite navigation capabilities, offers a complete golf course management tool for over 4,500 golf courses in the UK and Western Europe and includes distance calculations.

The A3500 Adventurer, an outdoor GPS portable navigation system with complete coverage of UK using Ordnance Survey® Landranger® 1:50,000 scale maps, was launched in the fourth quarter of 2010. The unit features a 3.5 inch OLED screen to give much better screen definition, and it can also be purchased with Snooper’s in-car satellite navigation, featuring turn by turn navigation and AURA speed camera detection technology.

In the third quarter of 2011, the Snooper S210 Shotsaver GPS golf range finder was introduced. This unit comes preloaded with over 5,000 golf courses across Europe and provides accurate distances to the front, middle and back of each green, plus other key hazards on the course. The unit features a compact, waterproof and sunlight-readable two inch screen and is the most cost effective GPS range finder on the market.

During 2011 work has been ongoing on the “Tour Pro” software, which will be launched in the first quarter of 2012 and feature much improved graphics and functionality when compared to the existing Shotsaver software. This software will be featured on the S320 and S430 models early in 2012.

AURA Database

PPL markets a proprietary AURA database that provides drivers with advance notice of upcoming speed camera and hazard locations. The database provides a competitive advantage because unlike database capabilities of competitors, the AURA database is updated daily and makes information available to its subscribers 24 hours a day, 7 days a week, thereby making new speed camera locations readily available to customers.

Other Products

In 2010 PPL broadened its product line by introducing the E-Bike and the WPT250M tracker. The E-Bike is a compact, lightweight folding electric bike, and the WPT250M, is a tracking device that uses GPS, GPRS and GSM technology to monitor the location of any boat, vehicle, pet or individual with an accuracy of 2.5 meters.

During the second quarter of 2011, the Snooper Lynx iPhone application was introduced. This application allows the user to share and receive the positions of mobile speed traps with other users. It displays current speed and the speed limit of the road being traveled, provides alerts for all types of fixed and mobile speed traps and features automatic wireless downloads of the AURA database. It can also be used as a stand-alone laser detector.

In the third quarter of 2011, the Snooper Laser Pod was introduced. This unit has been designed to add laser detection to most portable satellite navigation systems and will detect the majority of laser guns used throughout Europe. Laser Pod mounts on the back of a satellite navigation device and is powered from the device with no installation required.

In the fourth quarter of 2011, the Snooper AVNS9000 Ventura Pro satellite navigation unit was introduced. This unit features a six inch full color LCD with Bluetooth hands-free and iPod ® connectivity. The double din unit requires installation into a vehicle and also includes a DVD player along with a radio and CD player and is compatible with a reversing camera for added convenience.

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

Executive Officers of the Registrant

As of the date of this filing, the executive officers of the Company are as follows:

Name, Age and Present Position	Has Held Present Position Since	Prior Business Experience In Past Five Years
James R. Bazet, 64	Sept. 2008	President and Chief Executive Officer, 1998 to 2008.
Chairman of the Board, President and Chief Executive Officer*

Sally A. Washlow, 40	July 2010	Vice President Product Development and Marketing, 2007 to 2010, Vice President Marketing and Consumer Products, 2006 to 2007.
Senior Vice President Marketing and Sales

Robert J. Ben, 47 Senior Vice President and Chief Financial Officer	May 2011	Vice President, Corporate Controller and Interim Chief Financial Officer, January to April 2011; Vice President Corporate Controller, 2007 to 2010; Senior Corporate Controller, 2006 to 2007

Gerald M. Laures, 64	March 1994	Vice President - Finance and Corporate Secretary, 1994 to present.
Vice President - Finance and Corporate Secretary

*	Also a director

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

Cobra products are distributed through a network of nearly 300 retailers and distributors in the United States and over 30 distributors in Europe and elsewhere around the world. PPL products are sold through a network of 1,500 retailers and distributors in Europe. The Company’s success is dependent upon the ability to retain an existing base of customers to sell the Company’s products. Loss of customers means loss of product placement and, consequently, a possible reduction in sales volume.

Certain of the Company’s customers account for a large portion of the Company’s net sales. For instance, in 2011 sales to DAS were 14.6 percent of net sales and sales to Wal-Mart were 11.4 percent of net sales. We anticipate that DAS and Wal-Mart will continue to account for a significant portion of our net sales in the foreseeable future. Customers are not obligated by any firm, long-term purchase commitments for our products. As a result, customers may cancel purchase commitments or reduce or delay orders on relatively short notice. The loss of sales to or a material delay in orders from, our key customers could materially harm our business, financial condition and results of operations.

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

Cobra products are sold through a network of nearly 300 retailers and distributors in the United States and over 30 distributors in Europe and elsewhere around the world. PPL products are sold through a network of 1,500 retailers and distributors in Europe. Certain distributors market competitors’ products. The loss, termination or failure of one or more of the distributors to effectively promote our products could affect the Company’s ability to bring its products to market and could reduce sales. Changes in the financial or business condition of these distributors and retailers could also affect the level of their purchases of our products which could materially harm our business, financial condition and results of operations.

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

The consumer electronics products sold by the Company are generally discretionary purchases for consumers. Consumer spending is affected by many factors, including consumer confidence levels, interest rates, tax rates, employment levels and prospects and other general economic conditions. The recent economic slowdown and recession in the United States and worldwide economies decreased the demand for products and adversely affected sales, which could happen again if a similar downturn in global economic and market conditions occurs. Since economic and market conditions vary within the Company’s business segments, the Company’s future performance by business segment will accordingly vary. In addition, deteriorating or weak economic conditions, or the forecast or perception of the same, may trigger changes in inventory levels at our retail customers, including a reduction in product offerings and out of stock situations, which may adversely affect our results of operations. Also, the cash surrender value of life insurance policies owned by the Company for the purpose of recovering the costs of deferred compensation programs for several current and former officers of the Company is affected by the market value of the underlying investments. Adverse market conditions may result in a decline in the cash surrender value of these life insurance policies, which would result in a non-cash expense that reduces our net income and would also reduce the collateral base available for our secured credit facility.

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

Substantially all of our products are manufactured to our specifications and engineering designs by suppliers located primarily in China, Hong Kong and South Korea. In addition, international sales, primarily in Canada and Europe, represent a significant portion of our total sales. International activities pose risks not faced by companies that limit themselves to the United States market. These risks include:

•	changes in foreign currency exchange rates;

•	exchange controls;

•	changes in a specific country’s or region’s political or economic conditions;

•	issues affecting health and safety in specific countries or regions;

•	tariffs, quotas, trade barriers, other trade protection measures in the United States or foreign countries and import or export licensing requirements;

•	increased shipping costs, disruptions in shipping or reduced availability of freight transportation;

•	difficulties in enforcing remedies in foreign jurisdictions and compliance with applicable foreign laws;

•	difficulties to recover inventory and equipment from vendors seeking protection pursuant to local bankruptcy laws;

•	potentially negative consequences from changes in tax laws in the United State and/or foreign countries; and

•	different regulatory structures and unexpected changes in regulatory requirements.

Revenues and purchases are predominately in U.S. dollars; however, a portion of revenue is collectible in other currencies, principally euros and British pound sterling. The Company historically has negotiated substantially all of its purchases in U.S. dollars and, occasionally uses forward contracts to purchase dollars at a fixed exchange rate to the British pound sterling or a fixed exchange rate to the euro. The Company considers opportunities to make purchases in other currencies to the extent that doing so would be advantageous in light of currency fluctuations involving the U.S. dollar and other currencies. As sales expand in international markets, customers may increasingly make payments in currencies other than U.S. dollars, which could have a considerable effect on margins. The Company frequently hedges foreign currency fluctuations; however, it may not be able to fully hedge against the risks of such fluctuations and future exchange rate fluctuations could materially affect our operating results.

The Company is subject to various governmental regulations that could adversely affect its business.

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

Mobile navigation devices and other GPS-enabled products marketed in the United States depend upon a network of satellites maintained by the United States Department of Defense. If these satellites become inoperable or the policies of the United States regarding civilian use of the GPS system change, there would be a material effect on our business.

The global positioning system capabilities of our products marketed in the United States function through a network of satellites launched, operated and maintained by the United States Department of Defense. Should the satellites or underlying support systems become inoperable or if the United States government were to choose to degrade the quality of signals available to civilians, GPS products will not function as designed and there would likely be an adverse effect on demand for these products. Additionally, the Department of Defense does not currently charge users for access to the signals used by these devices and any move to do so could affect the economics of our business.

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

The Company maintains patents for certain of its products and licenses patents for use in certain of its products, particularly navigation products. If the patents are challenged, or third parties claim that products infringe upon the intellectual property rights of others, the Company may incur significant costs to defend its intellectual property rights and may not ultimately be successful. If any of our products are determined to have infringed upon the intellectual property rights of others, the Company may face substantial damages as well as injunctive relief which could effectively block our ability to market these products in the United States and abroad. Such a judgment could materially harm our business, financial condition and results of operations.

We may be required to record impairment charges for intangible assets in future periods.

The carrying value of intangible assets totaled $8.4 million at December 31, 2011. We test for impairment whenever evidence of impairment exists. Impairment charges, which will reduce net income and may have material adverse effect on financial results, will be recorded when warranted by our financial performance or market conditions.

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

Our secured credit facility is our principal source of available liquidity, other than cash generated by operations. As of December 31, 2011, we had $18.7 million of outstanding indebtedness under our credit facility. The Company is a party to a credit facility providing a borrowing capacity of $30.0 million. The Credit Agreement contains customary covenants, including but not limited to financial covenants requiring the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.10 to 1.00 for the periods set forth in the Credit Agreement and annual capital expenditures cannot exceed $3.5 million. Our credit facility contains a number of significant restrictions that limit our ability to, among other things, do the following:

•	incur additional indebtedness;

•	grant liens on assets;

•	merge, consolidate or dispose of our assets; or

•	pay dividends to shareholders in excess of $1,250,000.

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

Historically, sales in the last half of the year are significantly greater than in the first half reflecting purchases by retailers and distributors for the various promotional activities that begin in the third quarter and culminate with the holiday selling season. Consequently, our results of operations during any particular quarter should not be relied upon as an indication of our results for a full year or any other quarter. In addition, if investors inaccurately estimate our results of operations in one or more future quarters and our operating results fall below expectations, our stock price may decline.

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

Any significant deterioration in employee relations increases in labor costs or shortages of labor at any facility could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2011, none of our employees were covered by collective bargaining agreements. A slowdown or work stoppage at one facility that lasts for a significant period of time could cause lost sales and increased costs and could adversely affect the Company’s ability to meet customers’ needs.

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

Acquisitions and strategic investments may divert our resources and management attention; results may fall short of expectations.

From time to time, we evaluate potential acquisitions and investments in technologies and product lines that may strategically fit our business objectives. If we are unable to successfully integrate and develop acquired businesses, including PPL, which was acquired in 2006, we could fail to achieve anticipated synergies and cost savings, including the expected increases in revenues and operating results, any of which could materially and adversely affect our financial results. Acquisitions in particular involve numerous risks, including difficulties in the integration and assimilation of the operations, technologies, products and personnel of an acquired business, diversion of management’s attention from other business concerns, increased expenses associated with the acquisition, and potential loss of key employees or customers of any acquired business. We cannot assure you that our acquisitions will be successful and will not adversely affect our business, results of operations or financial condition.

Effects of climate change on the Company’s business.

Global warming could result in a significant reduction in demand for certain of the Company’s products, such as radar detectors and Citizens Band radios, as surface transportation is constrained by flooding of coastal areas making roads and highways impassable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s office and warehouse facilities in the United States, Hong Kong and Europe are as follows:

Segment	Location	Owned or Leased	Utilization
Cobra	Chicago, Illinois	Owned	Office and warehouse space
Cobra	Kowloon, Hong Kong	Leased	Office space
Cobra	Dublin, Ireland	Leased	Office space
Cobra	Moen, Belgium	Leased	Warehouse space
PPL	Runcorn, United Kingdom	Leased	Office and warehouse space

Item 3.  Legal Proceedings

The Company is subject to various unresolved legal actions and proceedings, which arise in the normal course of its business. None of these actions is expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.  Mine Safety Disclosure

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on The NASDAQ Stock Market under the symbol COBR. As of March 5, 2012, the Company had approximately 451 shareholders of record and approximately 770 shareholders for whom securities firms acted as nominees. The Company’s common stock is the only class of equity securities outstanding.

	STOCK PRICE RANGE AND DIVIDENDS
	2011			2010
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$4.24	$3.02	$-	$3.02	$1.51	$-
Second	4.38	3.25	-	3.02	2.01	-
Third	4.10	2.99	-	2.75	1.60	-
Fourth	5.33	2.53	-	3.30	1.96	-
Year	5.33	2.53	-	3.30	1.51	-

Note: Stock price data compiled from The NASDAQ Stock Market Monthly Summary of Activity Reports.

The Company’s credit facility permits the Company to pay cash dividends subject to the limitations set forth therein.

Refer to Item 12 of Part III of this Annual Report for information with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

The following Performance Graph compares the yearly percentage change in the Company’s cumulative total shareholder return on the Company’s Common Stock for the five-year period, December 31, 2006 to December 31, 2011, with the percentage change in the cumulative total return for the Russell 2000 Index and a peer group of companies selected by the Company.

Peer Group consists of Emerson Radio Corporation, Koss Corporation and Voxx International (formerly Audiovox) Corporation. In selecting companies for the peer groups, the Company focused on publicly traded companies that design and market electronics products, which have characteristics similar to that of the Company’s in terms of one or more of the following: type of product, end market, distribution channels, sourcing or sales volume. The returns of each of the companies in the peer groups have been weighted according to their respective stock market capitalizations at the beginning of each period for which a return is indicated.

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

Year Ended December 31	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Operating Data:
Net sales	$123,259	$110,520	$105,229	$124,745	$155,935
Net earnings (loss) attributable to Cobra	3,087	1,332	(10,867)	(19,042)	(4,658)
Net earnings (loss) attributable to Cobra per share:
Basic	$0.47	$0.21	$(1.68)	$(2.94)	$(0.72)
Diluted	0.47	0.21	(1.68)	(2.94)	(0.72)
Dividends per share	$—	$—	$—	$0.16	$0.16
As of December 31:
Total assets	$80,595	$74,354	$75,703	$79,341	$114,538
Bank debt	18,655	18,042	17,869	17,671	19,985

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

Executive Summary

The Company had net earnings of $3.1 million, or $.47 per share, for the year ending December 31, 2011 compared to net earnings of $1.3 million, or $.21 per share, for 2010.

The following is a summary of the highlights related to the $1.8 million improvement in net earnings reported for 2011 compared to 2010:

•

Net sales increased $12.7 million, or 11.5 percent, largely due to higher sales of Citizens Band radios and Truck Navigation products in the Cobra segment and higher sales of Truck Navigation products in the PPL segment.

•

Gross profit in 2011 increased $6.5 million while the gross margin improved to 29.3 percent for 2011 from 26.8 percent for 2010 mainly because of favorable sales mix in both the Cobra and PPL segments.

•	Selling, general and administrative expenses increased $3.3 million, or 11.8 percent, due to higher fixed selling and administrative expenses in both the Cobra and PPL segments.

•	Interest expense decreased by $461,000 primarily due to the non-recurrence of the prepaid loan fees written off in 2010.

•	Other expense increased $1.3 million mainly due to unfavorable CSV and foreign exchange variations from 2010.

•

A $169,000 tax expense in 2011 compared to a $380,000 tax benefit for 2010 due to higher state income taxes in the U.S. in 2011, non-recurrence of the U.S. federal income tax refund in 2010 and higher pre-tax earnings in Ireland for 2011.

Correction of Immaterial Errors

In the second quarter of 2011, management discovered that the Company’s customs broker used an incorrect duty rate for its detection products. The cumulative adjustment for the incorrect duty rate, covering the period from July 1, 2006 to June 30, 2011, was approximately $1.5 million. The adjustment applicable to the fourth quarter of 2010 was approximately $79,000, the adjustment applicable to the twelve months of 2010 was approximately $245,000, and the adjustment applicable to prior years (2006 - 2010) totaled approximately $1.4 million. Pursuant to the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, the Company concluded that the errors were not material to any of its prior period financial statements. However, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, the prior period financial statements were revised. Prior period amounts stated in this Form 10-K have been revised to facilitate comparability between current and prior year periods.

EBITDA

Improved operating results in 2011 generated an improvement in EBITDA from the prior year. The following table shows the reconciliation of net income to EBITDA and EBITDA As Defined for the years ended December 31, 2011 and 2010:

	Years Ended December 31
	2011	2010
	(in thousands)
Net earnings attributable to Cobra	$3,087	$1,332
Depreciation and amortization	3,805	3,936
Interest expense, excluding loan fee amortization	867	1,012
Income tax provision (benefit)	169	(380)

EBITDA	7,928	5,900
Stock option expense	203	202
CSV loss (gain)	152	(574)
Deferred revenue, database	13	511
Other non-cash items	(443)	127

EBITDA As Defined	$7,853	$6,166

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

Results of Operations — 2011 Compared to 2010

The following table contains sales and pre-tax income (loss) after eliminating intercompany accounts by business segment for the years ended December 31, 2011 and 2010.

					2011 vs. 2010
	2011		2010		Increase (Decrease)
	(in thousands)
Business Segment	Net Sales	Pre-tax Income (Loss)	Net Sales	Pre-tax Income (Loss)	Net Sales	Pre-tax Income (Loss)
Cobra	$107,808	$3,142	$95,797	$958	$12,011	$2,184
PPL	15,451	114	14,723	(6)	728	120

Total Company	$123,259	$3,256	$110,520	$952	$12,739	$2,304

Cobra Business Segment

Cobra net sales in 2011 increased $12.0 million, or 12.5 percent, to $107.8 million compared to $95.8 million in 2010. The increase was attributable to strong sales of domestic Citizens Band radio and Truck Navigation products sales as well as higher sales at CEEL, which offset a 20.1 percent decline in domestic Detection sales. Citizens Band radio sales benefitted from sales of new products, principally the 29 LX and the newly introduced limited edition 29 LX Chrome, while Truck Navigation products benefitted from strong sales of both the 7550 PLT, a 7 inch display model with enhanced graphics and menu options that was introduced in the third quarter of 2010 to replace an older model, and the 5550 PRO, Cobra’s first 5 inch screen model introduced in the first quarter of 2011. The higher CEEL sales principally reflected strong sales of Detection and PMR two-way radios products, which increased 75.1 percent and 23.7 percent, respectively, mainly into the Netherlands, Russia, Turkey, the Ukraine and the United Kingdom. The decline in domestic Detection sales reflected lower sales to a major retailer as a result of its shift in advertising to larger categories and the continuing trend of consumers shifting more purchases to online retailers, which also negatively impacted radar sales at a number of other Cobra segment bricks and mortar retailers.

Gross profit in 2011 increased $5.5 million, or 21.6 percent, to $30.9 million for 2011, while gross margin increased over 2 points to 28.7 percent from 26.5 percent in 2010. The improved gross margin was due to a more favorable product mix, including the positive impact of higher-margin new Citizens Band radio and Trucker Navigation products domestically, as discussed above, as well as an almost fourfold increase in sales of high-margin iRadar models, introduced in the fall of 2010. In addition, a higher gross margin at CEEL contributed as well, driven by a favorable product mix, as the percentage of sales of radar detectors, a high margin category, increased while the percentage of sales of PMR two-way radios, a low margin category, decreased.

Selling, general and administrative expense increased $3.0 million, or 12.6 percent, to $26.4 million from $23.4 million for the same period last year, and, as a percentage of net sales, was 24.5 percent for 2011 and 24.5 percent for 2010 due to higher fixed expenses. Fixed selling and marketing expenses increased $1.6 million, mainly because of higher public relations, media and show expenses to support consumer awareness of new products. General and administrative expenses rose $1.4 million as a result of increases of $1.1 million in management incentive and profit sharing expenses because of the significant improvement in financial results, and $603,000 in bad debt expense, principally due to a Chapter 11 bankruptcy filing by a significant customer. The effects of the higher bad debt expense were partially offset by a reduction in professional fees and lower salary and deferred compensation expenses related to the replacement of two long-term executive officers, one of whom retired in 2010 and one of whom resigned in January 2011.

Interest expense was $1.1 million for 2011 compared to $1.6 million for the same period in 2010. The $460,000 decrease was mainly due to the write off of prepaid loan fees related to a previous loan agreement that was replaced with a new agreement in the third quarter of 2010 and the lower interest rate that resulted from this new agreement. Other expense for 2011 increased $808,000 from the year ago period mainly due to CSV loss of $152,000 in 2011 compared to a CSV gain of $574,000 in 2010.

As a result of the above, Cobra segment pre-tax earnings increased $2.2 million to $3.1 million for 2011 compared to pre-tax earnings of $1.0 million for 2010.

Performance Products Limited Business Segment

PPL’s net sales increased $728,000, or 4.9 percent, to $15.4 million in 2011 compared to 2010. The increase resulted mainly from higher satellite navigation sales, which rose 17.0 percent, driven mainly by strong demand for Truckmate units. Also contributing to the sales increase were higher sales of Snooper Shotsaver golf GPS units in 2011. The higher satellite navigation and golf GPS sales were partially offset by lower download fees.

Gross profit increased $1.0 million, or 23.8 percent, to $5.2 million for 2011, while gross margin increased over 5 points to 33.6 percent from 28.5 percent in 2010. The improvement in gross margin was due to a more favorable product mix as the proportion of higher margin satellite navigation sales increased as a percentage of total sales. A reduction in exchange losses incurred in 2011 compared to 2010 also contributed to the gross margin increase.

Selling, general and administrative expenses increased $347,000, or 7.5 percent, to $5.0 million from $4.6 million in 2010 and, as a percentage of net sales, were 32.1 percent in 2011 and 31.3 percent in 2010. The increase was due primarily to higher costs for commissions and promotions, overseas travel, legal fees and payroll due to two employee additions.

Other expense for 2011 increased $533,000 compared to the same period in 2010, principally because of foreign exchange losses in 2011 compared to foreign exchange gains in 2010.

As a result of the above, the PPL segment had pre-tax earnings of $114,000 for 2011 compared to a pre-tax loss of $6,000 in 2010, a favorable swing of $120,000.

Income Taxes

For the year ended December 31, 2011, the Company reported a $169,000 tax expense compared to the $380,000 benefit for the year ago period. The $169,000 tax expense was comprised of a $201,000 expense in the U.S., a $360,000 expense in Ireland and a $392,000 tax benefit in the UK. The U.S. tax expense was mainly for state income taxes, as the utilization of net operating loss (“NOL”) carry forwards are delayed in certain states. The Irish tax expense reflects the pre-tax earnings reported for the current year. The UK tax benefit is due to return to provision adjustments for the 2010 tax return, the prospective rate reduction to 25 percent tax rate for deferred taxes and book to tax timing differences for fixed assets and intangible assets.

The $380,000 tax benefit reported for 2010 was due to $130,000 in U.S. tax refunds, a $91,000 expense in Ireland and a $341,000 tax benefit in the UK.

Prior to 2009, the Company asserted under ASC 740-30 (formerly APB 23) that the unremitted earnings of its Irish subsidiary (CEEL) were permanently invested. In 2009, the Company withdrew its permanent investment assertion for CEEL’s future earnings and provided deferred taxes on the earnings subsequent to 2008. In light of the Company’s debt refinancing concluded in 2011, the Company reassessed its unremitted earnings position in the fourth quarter of 2011 and concluded all of CEEL’s earnings including the 2009 - 2011 period were permanently invested overseas. Accordingly the deferred tax liability recorded as of December 31, 2010 was reversed but there was no income statement impact because of the valuation allowance.

The Company reviews the need for a valuation allowance in each tax jurisdiction on a quarterly basis, analyzing all negative and positive evidence. The U.S. operations were in a cumulative loss position for the thirty-six month period ending December 31, 2011 which is significant objective negative evidence that is difficult to overcome without the existence of objective positive evidence. Earnings projections can be positive evidence, although are significantly more subjective in nature and not sufficient on their own to overcome the cumulative loss. Accordingly, based upon the weight of the negative evidence that existed at December 31, 2011, the Company maintained a $9.0 million valuation allowance. The Company will continue to monitor the need for a valuation allowance throughout 2012, pursuant to the guidance of ASC 740.

Results of Operations — 2010 Compared to 2009

The following table contains sales and pre-tax income (loss) after eliminating intercompany accounts by business segment for the years ended December 31, 2010 and 2009.

					2010 vs. 2009
	2010		2009		Increase (Decrease)
	(in thousands)
Business Segment	Net Sales	Pre-tax Income (Loss)	Net Sales	Pre-tax Income (Loss)	Net Sales	Pre-tax Income (Loss)
Cobra	$95,797	$958	$93,305	$(3,848)	$2,492	$4,806
PPL	14,723	(6)	11,924	88	2,799	(94)

Total Company	$110,520	$952	$105,229	$(3,760)	$5,291	$4,712

Cobra Business Segment

Net sales for the Cobra segment grew in 2010 by $2.5 million, or 2.7 percent, to $95.8 million from $93.3 million in 2009. This growth was attributable primarily to a 26.2 percent increase in sales of Citizens Band radios domestically, as well as a 10.9 percent increase in sales at CEEL. The strong increase in Citizens Band radio sales reflected strong sales of the new patented 29 LX LE, which has a revolutionary new design and new features for the professional driver, as well as the positive effect of an improving economy on truck shipments and discretionary spending by professional drivers at travel centers. The increase in CEEL sales was due to strong sales of radar detectors into Russia and the United Arab Emirates. Partially offsetting these increases was a 16.3 percent decline in sales of radar detection domestically, due mainly to a combination of two less models at a major retailer and, for several major retailers, a shift in purchases to lower priced models or an overall reduction in spending on the category because of the negative effect of high unemployment on discretionary spending by cost conscious consumers.

Cobra’s gross profit increased $3.0 million in 2010 to $25.4 million from $22.4 million, while gross margin improved to 26.5 percent from 24.1 percent, in 2009. The improvement in gross margin was due to gross margin increases in the domestic business and at CEEL. Domestically, gross margin increased as a result of both a more favorable product mix, because of the strong growth in Citizens Band radio sales and higher gross margin for two-way radios because of decreases in air freight expense and the cost of pricing programs that were required in 2009 to maintain sales volume in the difficult economy. Partially offsetting this improvement in domestic gross margin was a lower radar detection gross margin because of an unfavorable product mix as sales of lower price point, lower margin models increased at several major retailers. CEEL’s gross margin rose because of a favorable product mix, as the percentage of sales of radar detectors, a high margin category, increased while the percentage of sales of PMR two-way radios, a low margin category, decreased.

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

Interest expense for 2010 was $414,000 higher than last year mainly due to the write-off of deferred loan fees in 2010. Other income for 2010 was $238,000 less than 2009 mainly due to the decrease in CSV income from last year.

As a result of the above, the Cobra segment generated pre-tax income of $958,000 for 2010 compared to a pre-tax loss of $3.8 million for 2009.

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

Income Taxes

For the year ended December 31, 2010, the Company reported a $380,000 tax benefit compared to the $7.1 million tax expense for the year ago period. The $380,000 tax benefit was comprised of a $130,000 tax benefit due to U.S. tax refunds received in 2010, a $91,000 tax expense for the pre-tax earnings in Ireland and a $341,000 deferred tax benefit in the UK. The UK tax benefit was due to a return to provision true-up for the 2009 return, the prospective reduction to a 27 percent tax rate for deferred taxes and book to tax timing differences.

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

Liquidity and Capital Resources

The Company refinanced its bank debt in July 2010 and replaced a $23.0 million revolving asset-based facility and a $2.2 million term loan with a $25.0 million revolving asset-based facility. This Credit Agreement provided a lower cost credit facility and greater liquidity due to the borrowing base formula. Refer to Note 7 Financing Arrangements to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information. On September 14, 2011, the Company amended the Credit Agreement to increase borrowings available under the revolving credit facility from $25.0 million to $30.0 million due to the increase in consolidated working capital needs.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2012 to fund its working capital needs. At December 31, 2011, the Company had interest-bearing debt outstanding of $18.7 million and availability was approximately $8.9 million under the revolving credit line based on the borrowing base formula. Additionally, the Company’s Credit Agreement permits an “overadvance” of up to $1.0 million dollars for sixty consecutive days.

Absent a waiver from lenders, a failure to comply with the covenants in the Credit Agreement could result in any outstanding indebtedness under the Credit Agreement becoming immediately due and payable and the inability to borrow additional funds under the Credit Agreement. The Company was in compliance with the Credit Agreement covenants for the twelve-month period ending December 31, 2011.

Net cash flows provided by operating activities for the year ended December 31, 2011 totaled $589,000 compared to the $1.2 million of net cash provided by operating activities in 2010. Significant net cash inflows from operations and non-cash add-backs included net earnings of $3.1 million, depreciation and amortization totaling $3.8 million and increase in payables and accrued liabilities of $2.9 million. These cash inflows were partially offset by a $6.6 million increase in inventory, a $1.4 million increase in receivables and a $1.2 million increase in non-current assets.

$2.6 million of the depreciation and amortization related to the Cobra segment in 2011 included $1.2 million of intangible asset amortization, $926,000 of fixed asset depreciation, and $474,000 of prepaid amortization, mainly for packaging and outside design. For the PPL segment, depreciation and amortization amounted to $1.2 million in 2011 and included $842,000 of amortization for intangibles and other assets, which resulted from the allocation of the purchase price, and $347,000 of fixed asset depreciation. The increase in payables and accrued liabilities was due to higher income taxes, management incentive expenses, and higher marketing and promotional expenses. The Company paid $1.4 million in third quarter of 2011 for custom duties that were accrued in the second quarter of 2011 due to the cumulative adjustment for the incorrect duty rate used for detection products in the prior five years.

The increase in inventories was mainly due to higher safety stocks that resulted from higher sales levels and an earlier 2012 Chinese New Year, which was expected to delay first quarter vendor production schedules. Higher receivables were due to the increased level of sales in the fourth quarter of 2011 as compared to the prior year’s fourth quarter. The increase in non-current assets was due to additions of product software, trademarks, patents and computer software.

Cash used in investing activities totaled $1.5 million in 2011. Capital expenditures, mainly building and leasehold improvements and tooling, totaled $1.2 million while life insurance premiums totaled $316,000.

Net cash provided by financing activities in 2011 totaled $614,000 as a result of additional bank borrowings.

Contractual Commitments

The payments for the Company’s contractual commitments at December 31, 2011 were as follows:

	Total	Less Than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Capital lease	$12	$12	$-	$-	$-
Operating leases	1,325	397	512	171	245
Purchase obligations (a)	15,819	15,819	-	-	-
Employment agreement obligations	281	281	-	-	-
Obligations under FIN 48	181	181	-	-	-
Deferred compensation	7,815	423	1,800	1,417	4,175
Revolving loan (b)	19,825	759	19,066	-	-

Total	$45,258	$17,872	$21,378	$1,588	$4,420

(a)	Purchase obligations include commitments to purchase goods or services of either a fixed or minimum quantity including open purchase orders of $15,712

(b)	Includes interest of $1,170 for the revolving loan due under the Credit Agreement.

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

Revenue Recognition. Revenue from the sale of goods is recognized at the time of shipment, except for revenue from sales of products to certain customers whose contractual terms specify FOB destination. Revenue from sales of products to these customers is recognized at the estimated time of receipt by the customer when title and risk of loss would pass to the customer. Obligations for sales returns and allowances and product warranties are recognized at the time of sale on an accrual basis as described in the policies for Sales Returns Reserve. The Company bundles AURA database subscriptions with certain detection and navigation products and sells these products to customers in transactions accounted for as multiple element arrangements. The revenue associated with the sale of the AURA database is deferred and recognized into income over the applicable subscription period, while the revenue associated with the detection and navigation products is recognized at the date of sale.

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

Deferred Compensation. Obligations under the deferred compensation plans which are non-qualified defined benefit plans and annual deferred compensation expense are determined by a number of assumptions. Key assumptions in the determination of obligations under the deferred compensation plans and annual deferred compensation expense include the discount rate and anticipated compensation for each individual covered by the plans, which in part is dependent upon the anticipated future profitability of the Company. The discount rate for 2011 and 2010 was 7 percent. The compensation increase assumptions are based on historical experience and anticipated future performance. The Company maintains life insurance policies for certain current and former executives to provide funding for future obligations.

Software Related to Products to be Sold. The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell. Coding and related costs incurred after technological feasibility of the software has been established and a working model of the product developed are capitalized and deferred as intangible assets. Capitalized costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the estimated product life cycle or on a straight-line basis, whichever is greater. Software related intangible assets are reviewed at each balance sheet date for possible impairment. If such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value.

Intangible Assets. The Company evaluates intangible assets for impairment on an annual basis or if impairment indicators exist. If impairment indicators exist for an amortizable intangible asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If the projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If the projection of undiscounted cash flows is less than the carrying value of the intangible asset, an impairment charge is recorded to reduce the intangible asset to its fair value.

Income Taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the enacted tax laws for each applicable tax jurisdiction. The deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year and the effect of enacted tax rate changes. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning and strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the more likely than not criteria. Due to the operating results for 2009, the expected continuation of a global recession and the absence of tax planning strategies to generate a sufficient level of taxable income, management concluded the full realization of the deferred tax assets within a reasonable time horizon did not satisfy the more likely than not realization criteria. Accordingly, the Company established a full deferred tax valuation allowance for its U.S. operation in 2009. The valuation allowance is a non-cash charge that does not preclude the Company from fully realizing the net deferred tax assets in the future. At December 31, 2011 the deferred tax valuation allowance totaled $9.0 million.

The financial statement benefit of a tax position is recognized only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Amounts held by foreign subsidiaries are generally subject to U.S. income taxation when repatriated to on the United States. Prior to 2009, the Company asserted under ASC 740-30 (formerly APB 23) that the unremitted earnings of its Irish subsidiary (CEEL) were permanently invested. In 2009, the Company withdrew its permanent investment assertion for CEEL’s future earnings and provided deferred taxes on the earnings subsequent to 2008. In light of the Company’s debt refinancing concluded in 2011, the Company reassessed its unremitted earnings position in the fourth quarter of 2011 and concluded all of CEEL’s earnings including the 2009 - 2011 period were permanently invested overseas. Accordingly the deferred tax liability recorded as of December 31, 2010 was reversed but there was no income statement impact because of the valuation allowance.

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

Debt incurred under a revolving loan agreement with a balance of $18.7 million as of December 31, 2011 is priced at an interest rate that floats with the market. Therefore, the fair value of this debt is not significantly affected by changes in the interest rate market. A 50 basis point movement in the floating debt rate would result in approximately a $94,000 increase or decrease in interest expense and cash flows. The Company’s suppliers are located in China, Hong Kong and South Korea. The Company historically has negotiated substantially all of its purchases in U.S. dollars and occasionally uses forward contracts to purchase dollars at a fixed exchange rate to the British pound sterling or a fixed exchange rate to the euro. The Company considers opportunities to make purchases in other currencies to the extent that doing so would be advantageous in light of currency fluctuations involving the U.S. dollar and other currencies.

In 2011, approximately 27.4 percent of the Company’s sales were outside the United States, principally in Europe and Canada, compared to 26.4 percent in 2010. Future fluctuations in foreign exchange rates could materially affect operating results. The Company minimizes the foreign currency exchange rate risk associated with relationships outside of the United States by conducting nearly all of its transactions in U.S. dollars, except for some billings of its European business, which are conducted in euros and the billings of PPL which are primarily in British pound sterling. The Company does not use derivative financial or commodity instruments for trading or speculative purposes, however, forward contracts are used occasionally for hedging a portion of the Company’s British pound and euro denominated transactions. The Company did not have any open foreign exchange contracts at December 31, 2011. Please refer to Notes 8 and 9 in the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference, for further information on the Company’s financial instruments and derivatives.

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

Item 8.  Financial Statements and Supplementary Data

Financial statements are included in this Annual Report on Form 10-K, as indicated in the index on page 63.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cobra Electronics Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cobra Electronics Corporation (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cobra Electronics Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 16, 2012

CONSOLIDATED STATEMENTS OF OPERATIONS

Cobra Electronics Corporation

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

	2011	2010	2009
Net sales	$123,259	$110,520	$105,229
Cost of sales	87,162	80,911	79,105

Gross profit	36,097	29,609	26,124
Selling, general and administrative expense	31,351	28,047	30,066

Earnings (loss) from operations	4,746	1,562	(3,942)
Interest expense	(1,103)	(1,564)	(1,149)
Other (expense) income	(387)	954	1,331

Earnings (loss) before income taxes	3,256	952	(3,760)
Tax provision (benefit)	169	(380)	7,105

Net earnings (loss)	3,087	1,332	(10,865)
Earnings attributable to non-controlling interest	-	-	2

Net earnings (loss) attributable to Cobra	$3,087	$1,332	$(10,867)

Net earnings (loss) attributable to Cobra per common share
Basic	$0.47	$0.21	$(1.68)
Diluted	$0.47	$0.21	$(1.68)
Weighted average shares outstanding:
Basic	6,526	6,471	6,471
Diluted	6,526	6,471	6,471
Dividends declared and paid per common share	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

Cobra Electronics Corporation

December 31, 2011 and 2010

(In Thousands)

	2011	2010
ASSETS
Current assets:
Cash	$1,033	$1,133
Receivables, net of allowance for doubtful accounts of $665 in 2011 and $186 in 2010	23,400	22,021
Inventories, primarily finished goods, net	34,093	27,614
Other current assets	2,726	3,289

Total current assets	61,252	54,057
Property, plant and equipment, at cost:
Buildings and improvements	6,625	6,305
Tooling and equipment	19,191	18,393

	25,816	24,698
Accumulated depreciation	(20,679)	(19,436)
Land	230	230

Property, plant and equipment, net	5,367	5,492
Other assets:
Cash surrender value of life insurance policies	5,056	4,891
Deferred income taxes, non-current	297	427
Intangible assets	8,431	9,315
Other assets	192	172

Total other assets	13,976	14,805

Total assets	$80,595	$74,354

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS (cont.)

Cobra Electronics Corporation

December 31, 2011 and 2010

(In Thousands Except Share Data)

	2011	2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term bank debt	$18,655	$18,042
Accounts payable	7,368	7,205
Accrued salaries and commissions	2,359	1,510
Accrued advertising and sales promotion costs	1,668	1,196
Accrued product warranty costs	1,191	923
Accrued income taxes	826	197
Deferred income taxes, current	12	439
Other accrued liabilities	2,854	2,388

Total current liabilities	34,933	31,900

Non-current liabilities:
Deferred compensation	7,392	7,145
Deferred income taxes	1,159	1,538
Other long-term liabilities	588	565

Total non-current liabilities	9,139	9,248

Total liabilities	44,072	41,148
Commitments and contingencies	-	-
Shareholders’ equity:
Preferred stock, $1 par value 1,000,000 shares authorized None issued	-	-
Common stock, $.33 1/3 par value Authorized: 12,000,000 shares Issued: 7,107,400 shares for 2011 and 7,039,100 shares for 2010 Outstanding: 6,539,580 shares for 2011 and 6,471,280 shares for 2010	2,368	2,345
Paid-in capital	20,965	20,785
Retained earnings	19,289	16,202
Accumulated comprehensive income	(2,262)	(2,317)

	40,360	37,015
Treasury stock, at cost (567,820 shares)	(3,837)	(3,837)

Total shareholders’ equity - Cobra	36,523	33,178
Non-controlling interest	-	28

Total equity	36,523	33,206

Total liabilities and shareholders’ equity	$80,595	$74,354

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cobra Electronics Corporation

Years Ended December 31, 2011, 2010 and 2009

(In Thousands)

	2011	2010	2009
Cash flows from operating activities:
Net earnings (loss) attributable to Cobra	$3,087	$1,332	$(10,867)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	3,805	3,936	3,883
Tax valuation allowance	-	-	8,382
Deferred income taxes	(696)	(341)	58
Loss (gain) on cash surrender value (CSV) life insurance	152	(574)	(743)
Stock-based compensation	203	202	229
Loss on sale of assets	10	1	36
Non-controlling interests	(28)	-	2
Changes in assets and liabilities:
Receivables	(1,377)	(83)	(3,943)
Inventories	(6,629)	(1,750)	1,613
Other current assets	82	(1,363)	(1,881)
Income tax refunds	9	1,251	863
Other long-term assets	(1,160)	(643)	(520)
Accounts payable	152	(1,253)	4,673
Accrued income taxes	642	-	(439)
Accrued liabilities	2,088	(1)	(108)
Deferred compensation	194	782	256
Deferred income	24	119	(377)
Other long-term liabilities	31	(449)	188

Net cash provided by operating activities	589	1,166	1,305

Cash flows from investing activities:
Property, plant and equipment	(1,154)	(1,441)	(1,095)
Premiums on CSV life insurance	(316)	(266)	(274)

Net cash used in investing activities	(1,470)	(1,707)	(1,369)

Cash flows from financing activities :
Bank borrowings	614	173	198

Net cash provided by financing activities	614	173	198

Effect of exchange rate changes on cash and cash equivalents	167	96	(714)

Net decrease in cash	(100)	(272)	(580)
Cash at beginning of year	1,133	1,405	1,985

Cash at end of year	$1,033	$1,133	$1,405

Supplemental disclosure of cash flow information:
Cash paid (refund) during the period for:
Interest	$760	$872	$936
Income taxes, net of refunds	$229	$(1,213)	$(449)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Cobra Electronics Corporation

Years Ended December 31, 2011, 2010 and 2009

(In Thousands)

	Common Stock	Paid-in Capital	Retaine Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total
Balance — January 1, 2009	$2,345	$20,354	$25,737	$(2,637)	$(3,837)	$24	$41,986
Comprehensive income (loss):
Net loss	-	-	(10,867)	-	-	2	(10,865)
Accumulated other comprehensive income-
Foreign currency translation adjustment	-	-	-	877	-	2	879
Interest rate swap, no tax benefit	-	-	-	(129)	-	-	(129)

Total comprehensive loss							(10,115)
Stock compensation expense	-	229	-	-	-	-	229

Balance — December 31, 2009	2,345	20,583	14,870	(1,889)	(3,837)	28	32,100
Comprehensive income (loss):
Net earnings	-	-	1,332	-	-	-	1,332
Accumulated other comprehensive income -
Foreign currency translation adjustment	-	-	-	(558)	-	-	(558)
Interest rate swap, no tax benefit	-	-	-	130	-	-	130

Total comprehensive income							904
Stock compensation expense	-	202	-	-	-	-	202

Balance — December 31, 2010	2,345	20,785	16,202	(2,317)	(3,837)	28	$33,206
Comprehensive income (loss):
Net earnings	-	-	3,087	-	-	-	3,087
Dissolution of PPN	-	-	-	-	-	(28)	(28)
Accumulated other comprehensive income -
Foreign currency translation adjustment	-	-	-	(79)	-	-	(79)
Interest rate swap, no tax benefit	-	-	-	134	-	-	134

Total comprehensive income							3,114
Stock compensation expense	23	180	-	-	-	-	203

Balance — December 31, 2011	$2,368	$20,965	$19,289	$(2,262)	$(3,837)	$-	$36,523

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cobra Electronics Corporation

Years ended December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies

Business — Cobra designs and markets consumer electronics products, which it sells primarily under the Cobra brand name principally in the United States, Canada and Europe. Effective October 20, 2006, the Company acquired Performance Products Limited (“PPL”) which sells its products under the Snooper trade name, principally in the United Kingdom, as well as elsewhere in Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong and South Korea. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated entities are collectively referred to as the “Company”. All intercompany balances and transactions have been eliminated in consolidation.

Correction of Immaterial Errors — Prior year amounts were revised to reflect the out-of-period correction for custom duties. Refer to Note 3, Correction of Immaterial Errors.

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

Advertising and Sales Promotion Expenses — These costs reflect amounts provided to retailers and distributors for advertising and sales promotions and are expensed as incurred. Customer programs, generally agreed to at the beginning of each year, are mainly variable programs dependent on sales and special promotional events. These customer programs may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new, or changes to existing, promotional programs. Customer programs are accounted for as either a reduction of revenue or an operating expense. Advertising and sales promotion expenses for the years ended December 31, 2011, 2010 and 2009 totaled $5.6 million, $5.4 million and $6.2 million, respectively.

Research, Engineering and Product Development Expenditures — Research and product development expenditures, as well as the non-capitalized engineering costs, are expensed as incurred and amounted to $1.6 million in 2011, $1.6 million in 2010 and $1.8 million in 2009.

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

Income Taxes — Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning and strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the more likely than not realization criteria. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation when repatriated to the United States. All of the earnings from the Company’s Irish subsidiary (CEEL) earnings are deemed to be permanently invested overseas.

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

Comprehensive Income (Loss) — Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the years ended December 31, 2011, 2010 and 2009, other comprehensive income (loss) includes the foreign currency translation adjustment and the net of tax impact of an interest rate swap when applicable.

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

The Company believes that its concentration of credit risk as it applies to customers is low due to its broad customer base in all regions of the United States, as well as other areas in North America and Europe. Customer concentration is described by those customers that accounted for more than 10 percent of sales as follows: Net sales in 2011 by the Cobra segment to DAS and Wal-Mart totaled 14.6 percent and 11.4 percent, respectively, of consolidated net sales. In 2010 and 2009, net sales by the Cobra segment to Wal-Mart totaled 11.1 percent and 15.4 percent, respectively, of consolidated net sales. The Company will selectively use credit insurance for certain accounts in light of management’s judgment of credit risk and the expense to acquire such insurance.

The Company places temporary cash investments with institutions of high credit quality. At December 31, 2011 and 2010, the Company had approximately $1.0 million ($807,000 was on deposit in foreign banks) and approximately $1.1 million ($704,000 was on deposit in foreign banks) respectively, on deposit with such financial institutions, of which $473,000 and $319,000, respectively, were in excess of amounts insured by the respective governments. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of this concentration. Consequently, no significant concentration of credit risk is considered to exist.

Depreciation — Depreciation of buildings, tooling and equipment is computed using the straight-line method over the following estimated useful lives. Building improvements are depreciated using the straight-line method over the lesser of the useful life or the lease term. Depreciation expense totaled $1.3 million for 2011, $1.3 million for 2010 and $1.5 million for 2009

Classification	Life

Buildings	30 years

Building improvements	20 years

Motor vehicles	2 -5 years

Equipment	5 -10 years

Tools, dies and molds	1.5 -4.5 years

Long-Lived Assets — Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates impairment, the carrying amount of such assets is reduced to an estimated fair value.

Intangible Assets — The Company evaluates intangible assets for impairment on an annual basis or if impairment indicators exist. If impairment indicators exist for an amortizable intangible asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If the projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If the projection of undiscounted cash flows is less than the carrying value of the intangible asset, an impairment charge is recorded to reduce the intangible asset to its fair value. Economic conditions in 2009, 2010 and 2011 did not trigger an impairment review, and accordingly, the Company did not record any impairment charges in 2009, 2010 or 2011.

Amortization of intangible assets is computed using the straight-line method over the following weighted average useful lives:

Classification	Life
Internal use software	3 years
ERP internal use software	7 years
Trademarks and trade names	3 -30 years
Patents	17 years
Product software (based primarily on product life cycle)	1 - 3 years
Enigma Data base	5 years
Noncompetition Agreements	3 years
Customer Relationships	10 years

Amortization expense relating to intangible assets subject to amortization totaled $2.0 million in 2011, $1.9 million in 2010 and $1.9 million in 2009.

Software Related to Products Sold — The Company purchases and/or incurs costs in connection with the development of software to be used in products that the Company intends to sell. Coding and related costs incurred after technological feasibility of the software has been established and a working model of the product developed are capitalized and deferred as intangible assets. Capitalized costs are charged to earnings based on the ratio of actual product sales during the reporting period to expected product sales over the estimated product life cycle or straight-line, whichever is greater. Software related intangible assets are reviewed at each balance sheet date for possible impairment. If such review indicates that the carrying amount of these assets may not be recoverable, the carrying amount is reduced to the estimated fair value.

ERP System Costs — The Company capitalizes certain costs associated with ERP software developed or obtained for internal use. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use ERP software. Capitalized costs are classified as intangible assets. Costs associated with preliminary project activities and training is expensed as incurred. Capitalized costs related to ERP software developed or obtained for internal use are amortized over a seven year period on a straight-line basis when the relevant ERP software is placed in service.

Deferred Income — Prepaid subscriptions to the AURA database and AURA database subscriptions bundled with certain detection and navigation products are classified as deferred income. The deferred subscription revenue is recognized over the applicable subscription period. At December 31, 2011 and 2010 the current portion of the deferred income totaled $1.2 million and $1.2 million, respectively, and the long-term portion of the deferred income totaled $273,000 and $282,000 respectively. The current deferred income is classified as other accrued liabilities and the long-term deferred income is classified as other long-term liabilities on the balance sheet.

Treasury Stock – Shares of the Company’s capital stock that were acquired and not retired were valued at cost and presented on the balance sheet as a deduction from equity.

(2) New Accounting Standards

Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, was issued in June 2011 with an effective date of January 1, 2012 for calendar year entities. Early adoption is permitted and retrospective application is required upon adoption. This new guidance requires entities to report non-owner changes in equity as either a single continuous statement of comprehensive income or two separate but consecutive statements. Application of ASU 2011-05 provides enhanced disclosure and will not affect the Company’s financial position or results of operation. The Company will adopt ASU 2011-05 for its financial reporting as of January 1, 2012.

ASU 2011-11, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, was issued in December 2011. This new guidance indefinitely defers the effective date for the requirement to reclassify adjustments from other comprehensive income (“OCI”) to net income. ASU 2011-11 does not affect the effective date of the other requirements of ASU 2011-05.

(3) Correction of Immaterial Errors

In the second quarter of 2011, management discovered that the Company’s customs broker used an incorrect duty rate for its detection products. Subsequently, the Company confirmed that the duty rates for its other products were correct. A Prior Disclosure document was filed with the U.S. Customs Service to correct the underpayment error. The cumulative adjustment for the incorrect duty rate, covering July 1, 2006 to June 30, 2011, approximated $1.5 million. The adjustment applicable to the twelve-month period ended December 31, 2010 was $245,000 and the adjustment applicable to the twelve-month period ended December 31, 2009 was $595,000. The adjustment applicable to prior years (2006 – 2008) totaled approximately $568,000.

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

A reconciliation of the effects of the adjustments to the previously reported statement of operations for the years ending December 31, 2010 and 2009 follows:

	Year Ended December 31, 2010			Year Ended December 31, 2009
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(In Thousands)			(In Thousands)
Cost of sales	$80,666	$245	$80,911	$78,853	$252	$79,105
Gross profit	29,854	(245)	29,609	26,376	(252)	26,124
Earnings (loss) from operations	1,807	(245)	1,562	(3,690)	(252)	(3,942)
Net earnings (loss)	1,577	(245)	1,332	(10,272)	(595)	(10,867)
Net earnings (loss) per share	$0.24	$(0.03)	$0.21	$(1.59)	$(0.09)	$(1.68)

A reconciliation of the effects of the adjustments to the previously reported statement of cash flows for the years ending December 31, 2010 and 2009 follows:

	Year Ended December 31, 2010			Year Ended December 31, 2009
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(In Thousands)			(In Thousands)
Net loss	$1,577	$(245)	$1,332	$(10,272)	$(595)	$(10,867)
Accounts payable	(1,498)	245	(1,253)	4,421	252	4,673
Deferred income taxes	(341)	-	(341)	(285)	343	58

A reconciliation of the effects of the adjustments to the previously reported statement of shareholders equity and comprehensive income (loss) for cash flows for the years ending December 31, 2010, 2009 and 2008 follows:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
Retained earnings - as reported	$17,610	$16,033	$26,305
Adjustment	(1,408)	(1,163)	(568)

Retained earnings - as adjusted	16,202	14,870	25,737

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

The tabular presentation below sets forth certain financial information regarding the Company’s net sales and long-lived assets by geographic area for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31
	2011	2010	2009
	(in thousands)
Net sales
Domestic	$89,505	$81,388	$79,752
International	33,754	29,132	25,477
Long-lived assets
Domestic	$12,951	$13,109	$14,016
International	6,392	7,188	8,028

The tabular presentation below summarizes the financial information by business segment for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31, 2011			Year ended December 31, 2010			Year ended December 31, 2009
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(in thousands)
STATEMENT OF OPERATIONS
Net sales	$107,808	$15,451	$123,259	$95,797	$14,723	$110,520	$93,305	$11,924	$105,229
Cost of sales	76,900	10,262	87,162	70,378	10,533	80,911	70,865	8,240	79,105

Gross profit	30,908	5,189	36,097	25,419	4,190	29,609	22,440	3,684	26,124
Selling, general and administrative expense	26,399	4,952	31,351	23,442	4,605	28,047	25,921	4,145	30,066

Earnings (loss) from operations	4,509	237	4,746	1,977	(415)	1,562	(3,481)	(461)	(3,942)
Interest expense	(1,103)	-	(1,103)	(1,563)	(1)	(1,564)	(1,149)	-	(1,149)
Other (expense) income	(264)	(123)	(387)	544	410	954	782	549	1,331

Earnings (loss) before income taxes	3,142	114	3,256	958	(6)	952	(3,848)	88	(3,760)
Tax expense (benefit)	561	(392)	169	(39)	(341)	(380)	7,378	(273)	7,105
Non-controlling interest	-	-	-	-	-	-	-	(2)	(2)

Net earnings (loss)	$2,581	$506	$3,087	$997	$335	$1,332	$(11,226)	$359	$(10,867)

	December 31, 2011			December 31, 2010			December 31, 2009
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(in thousands)
Capital expenditures	$860	$294	$1,154	$1,025	$416	$1,441	$739	$356	$1,095
Depreciation and amortization	2,616	1,189	3,805	2,737	1,199	3,936	2,656	1,227	3,883
Long-lived assets	13,440	5,903	19,343	13,645	6,652	20,297	14,391	7,653	22,044
Total assets	66,049	14,546	80,595	58,674	15,680	74,354	60,693	15,010	75,703

(5) Multiple Element Arrangements

The Company bundles the sale of its PPL trucker navigation and other selected PPL navigation products with ongoing access to its AURA speed camera database in order to allow those customers who so chose, to update their databases for both navigation low bridge height data (perceived as critical to some professional drivers) and speed camera locations. However, in order to receive these updates to these fully functional products, customers must first register on PPL’s website. The Company deferred the revenue associated with the ongoing service period, which was considered a separate unit of accounting. Revenues deferred from this arrangement were calculated using the relative selling price method based on Vendor Specific Objective Evidence (“VSOE”) and amounted to $928,000 at December 31, 2011 and $741,000 at December 31, 2010. In addition, beginning in 2009, the Company’s domestic business began selling products that bundled selected Detection products with ongoing access to the AURA database and a product that bundled the 7700 PRO professional driver navigation product with a three-month access to the AURA database. Revenues deferred from these arrangements were calculated using the relative fair market value method and amounted to $214,000 at December 31, 2011 and $337,000 at December 31, 2010.

(6) Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize a significant portion of the benefits of these deductible differences and continues to maintain a valuation allowance at December 31, 2011. The Company will continue to evaluate the need for a valuation allowance and, if the Company continues to report taxable income in the jurisdictions with significant deferred tax assets, a reduction in the valuation allowance and a corresponding income tax benefit may result. The net change in the total valuation allowance was an increase of $535,000 in 2011, a decrease of $440,000 in 2010, and an increase of $8.9 million in 2009. The Company recognized a deferred benefit of $304,000 in 2011 due to a change in judgment about the realizability of the deferred tax assets available to reduce 2011 liabilities after carryback.

The Worker, Homeownership, and Business Assistance Act of 2009, enacted November 6, 2009, allowed eligible businesses a one-time election to carry back net operating losses (“NOL”) from 2008 or 2009 (but not both) for three, four or five years rather than the standard two years. As a result of this one-time opportunity, the Company carried back $5.0 million of 2009’s NOL to prior periods and generated a federal tax refund of $1.0 million. The NOL federal tax carry forward for 2008 and 2009 totaling $1.2 million was utilized in 2010. Accordingly, the Company does not have a federal NOL carry forward at December 31, 2011. The state tax NOL carry forward totaled $750,000 at December 31, 2011 will expire in the years 2021 – 2029. The Company’s AMT credit carry forward, which does not expire and is available to offset against future income tax payments, totaled $2.4 million at December 31, 2011. The gross R&D credits which totaled $541,000 at December 31, 2011 will expire in the years 2026 - 2031.

Amounts held by foreign subsidiaries are generally subject to U.S. income taxation when repatriated to the United States. Prior to 2009, the Company asserted under ASC 740-30 (formerly APB 23) that the unremitted earnings of its Irish subsidiary (CEEL) were permanently invested. In 2009, the Company withdrew its permanent investment assertion for CEEL’s future earnings and provided deferred taxes on the earnings subsequent to 2008. In light of the Company’s debt refinancing concluded in 2011, the Company reassessed its unremitted earnings position in the fourth quarter of 2011 and concluded all of CEEL’s earnings including the 2009 - 2011 period were permanently invested overseas. Accordingly the deferred tax liability recorded as of December 31, 2010 was reversed but there was no income statement impact because the valuation allowance was adjusted by a like amount related to this item. As of December 31, 2011, the undistributed earnings of its Irish subsidiary totaled $4.3 million.

The provision (benefit) for income taxes for the years ended December 31, 2011, 2010 and 2009 consists of:

	2011	2010	2009
	(in thousands)
Current provision (benefit)
Federal	$341	$(128)	$(936)
State	164	(2)	(165)
Foreign	360	91	(286)

	865	(39)	(1,387)

Deferred (benefit) provision
Federal	(304)	-	7,301
State	-	-	1,228
Foreign	(392)	(341)	(37)

	(696)	(341)	8,492

Total provision (benefit)	$169	$(380)	$7,105

A summary of the pre-tax earnings (loss) and tax provision (benefit) for the years ended December 31, 2011, 2010 and 2009 by major taxing jurisdiction follows:

	2011		2010		2009
	Pre-Tax Income	Tax Provision (Benefit)	Pre-Tax Loss	Tax Provision (Benefit)	Pre-Tax Loss	Tax Provision (Benefit)
	(in thousands)
United States	$898	$201	$645	$(130)	$(2,865)	$7,428
Foreign	2,358	(32)	307	(250)	(895)	(323)

Total	$3,256	$169	$952	$(380)	$(3,760)	$7,105

The statutory federal income tax rate (34 percent) for the years ended December 31, 2011, 2010 and 2009 is reconciled to the effective income tax rate as follows:

	2011	2010	2009
Income taxes at statutory federal income tax rate	34.0%	34.0%	(34.0)%
State taxes, net of federal income tax benefit	1.4	2.9	(2.7)
Foreign operations	(17.2)	(37.2)	(0.5)
R & D credit	(2.6)	(9.0)	(2.6)
Valuation allowance	(0.8)	(46.2)	234.4
CSV (gain) loss	1.6	(23.1)	(7.5)
Permanent items	(0.3)	9.2	2.6
Deferred tax for Irish subsidiary	(7.6)	26.0	-
Other	(3.3)	3.5	(0.7)

Effective tax rate	5.2%	(39.9)%	189.0%

Deferred tax assets and liabilities by type at December 31, 2011 and 2010 are as follows:

	2011	2010
	(in thousands)
Deferred tax assets:
Sales/receivable reserves	$545	$581
Inventory reserves	1,268	900
Compensation reserves	3,309	3,106
Accrued promotion expenses	693	324
Warranty reserves	461	349
AMT credit carry-forward	2,494	2,442
R & D expenditures	361	588
Net operating loss carry-forward	750	523
Custom duties	-	539
Other	415	278
Valuation allowance	(8,969)	(8,434)

Deferred tax assets	1,327	1,196

Deferred tax liabilities:
Tax basis difference on PPL assets acquired	(1,171)	(1,550)
Intangible assets	(518)	(826)
Other	(505)	(370)

Deferred tax liabilities	(2,194)	(2,746)

Net deferred tax liability	$(867)	$(1,550)

Uncertain Tax Positions

A reconciliation of the beginning and ending balance of the unrecognized tax benefit follows (in thousands):

Uncertain Tax Positions
Balance at January 1, 2009	$122
Additions for current year tax positions	25

Balance at December 31, 2009	147
Additions for current year tax positions	24
Reductions for prior years’ tax positions	(14)

Balance at December 31, 2010	157
Additions for current year tax positions	24

Balance December 31, 2011	$181

The balance of unrecognized tax benefits at December 31, 2011 includes potential benefits of $181,000 that, if recognized, would affect the effective tax rate. The total amount of unrecognized tax benefits is not expected to significantly change in the next twelve months.

The expense related to the uncertain tax positions totaled $0 in interest and $0 in penalties for 2011. The expense reversal for 2010 was $9,000 in interest and $4,000 in penalties and the expense reversal for 2009 was $3,000 in interest and $2,000 in penalties for 2009. Total accrued interest and penalties were $0 at December 31, 2011 and 2010.

The Company files federal, state and foreign income tax returns. The federal tax returns for the 2004 – 2011 tax years remain open to examination by the Internal Revenue Service. State tax returns for the 2007 – 2011 tax years remain open to examination by certain tax jurisdictions. The major foreign jurisdictions where the Company files tax returns are Ireland and the United Kingdom. The 2009 through 2011 tax years are open to examination in those foreign jurisdictions.

(7) Financing Arrangements

On July 16, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, BMO Harris, as administrative agent (the “Administrative Agent”), and the lenders party thereto from time to time (the “Lenders”). The Credit Agreement provided for a $25.0 million revolving loan facility and matures on July 16, 2013. In connection therewith, the Company terminated the Loan and Security Agreement (as amended, the “Terminated Loan Agreement”) dated as of February 15, 2008 among the Company, the lenders party thereto and The PrivateBank and Trust Company, as a lender and administrative agent. On September 14, 2011, the Company amended the Credit Agreement to increase the borrowings available under the revolving loan facility from $25 million to $30 million due to the increase in consolidated working capital needs.

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

Borrowings under the Credit Agreement bear interest at either the base rate or the LIBOR lending rate (each as defined in the Credit Agreement), as applicable, plus the applicable margin set forth in the Credit Agreement. The

Company will also pay certain fees and expenses, including a (i) commitment fee equal to 0.50 percent per annum on the unused portion of the Lenders’ aggregate revolving commitment and (ii) a letter of credit fee equal to the product of the applicable margin set forth in the Credit Agreement times the face amount of the standby letters of credit and the commercial letters of credit outstanding at such time. The Credit Agreement contains customary covenants, including but not limited to financial covenants requiring the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.10 to 1.00 for the periods set forth in the Credit Agreement and annual capital expenditures cannot exceed $3.5 million. The Company was restricted from paying dividends to shareholders in 2010. Commencing in 2011, the Company may pay dividends to shareholders up to an aggregate amount of $1,250,000 in any fiscal year, subject to compliance with certain covenants and conditions. The Company’s Fixed Charge Coverage Ratio, which is based on adjusted EBITDA less capital expenditures and cash tax payments in relation to interest expense, for the fourth quarter of 2011, exceeded the required minimum ratio of 1.10 to 1.00 and all financial covenants for the fourth quarter of 2011 were satisfied.

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

At December 31, 2011, the Company had interest bearing debt outstanding of $18.7 million borrowed under the revolving credit facility and credit availability was approximately $8.9 million under the revolving credit facility based on the borrowing base formula that includes the following: 85 percent of eligible accounts receivables, the lesser of 65 percent of lower of cost or market of eligible inventory or 85 percent of the appraised net orderly liquidation value of eligible inventory, and 65 percent of commercial letters of credit issued for the purchase of inventory, subject to certain limitations and reserves established at the lenders discretion. The weighted average interest rate for the twelve months ending December 31, 2011 and 2010 (which includes the amortization charges associated with the terminated interest rate swap, refer to Note 9, Derivatives for additional information) was 4.9 percent and 6.2 percent, respectively. Maximum borrowings outstanding at any month end were $26.1 million and $20.8 million in 2011 and 2010, respectively. Aggregate average daily borrowings outstanding were $17.6 million during 2011 and $16.4 million during 2010.

Aggregate principal repayments of long-term debt excluding payments on capital lease obligations over the next five years as of December 31, 2011 are as follows:

Year	Revolver
(in thousands)
2012	$-
2013	18,655

$18,655

The year-end interest rate for the revolving loan at prime was 5.0 percent at December 31, 2011, and 5.25 percent at December 31, 2010. The year-end interest rate for the portion of the revolving loan at LIBOR was 3.55 percent at December 31, 2011 and 3.76 percent at December 31, 2010.

(8) Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, short-term debt, long-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximate their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its Credit Agreement approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit approximate fair value due to the short-term nature of the instrument. The contract value/fair value of the letters of credit was $2.3 million at December 31, 2011 and $2.7 million at December 31, 2010.

The Company’s hedging activity is limited to foreign currency purchases and an interest rate swap. The Company engages in foreign currency hedging to minimize the risk that the eventual settlement of foreign currency transactions would be adversely affected by changes in exchange rates. The Company did not have any open foreign exchange contracts at December 31, 2011 and 2010. The purpose of the interest rate swap, which was terminated on July 16, 2010, was to fix the interest rate for the term of the loan and protect the Company from future interest rate increases.

The Company occasionally hedges foreign exchange exposures by entering into various short-term forward foreign exchange contracts. The instruments are carried at fair value in its Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affected earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the twelve-month periods ending December 31, 2011 and 2010.

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

Prior to its termination on July 16, 2010, the Company maintained an interest rate swap to fix the interest rate for the term of the revolving credit facility and term loan under the Terminated Loan Agreement, thereby protecting the Company from future interest rate increases. The interest rate swap represented a cash flow hedge and was recorded at fair value and classified as a non-current liability. Changes in the recorded fair value of the interest rate swap were recorded to other comprehensive income. At March 31, 2009, the existing contract applicable to the term loan with a value of $250,000 was terminated and replaced with a contract applicable to the term loan and a portion of the revolving loan valued at $377,000. The value of the interest rate swap liability terminated in March 2009 will be amortized into interest expense through September 30, 2011. In connection with the refinancing of borrowings under the Terminated Loan Agreement, the Company paid $381,000 on July 16, 2010 to terminate the related interest rate swap agreement. The termination cost of the interest rate swap in July 2010 will be amortized into interest expense through March 31, 2014. The interest amortization for the Company’s terminated interest rate swaps reclassified from Accumulated Other Comprehensive Income into interest income (expense) during the twelve months ending December 31, 2011 and 2010 follows:

	Year Ended December 31
Income Statement Location	2011	2010
	(in thousands)
Interest expense	$134	$30

The effective portion of the gain (loss) on outstanding derivatives recognized in Other Comprehensive Income (“OCI”) for the twelve months ending December 31, 2011 and 2010 follows:

	Year Ended December 31
	2011	2010
	(in thousands)
Interest rate swap	$134	$130

(10) Lease Transactions

The Company leases facilities and equipment under non-cancelable leases with remaining terms of one year or more, expiring at various dates through the year 2020. The terms of the agreements provide that the Company will pay certain operating expenses. The capital lease provides the Company with the option to purchase the related asset at the end of the respective initial lease terms. The gross amount and accumulated amortization for assets subject to the capital lease at December 31, 2011 was $136,000 and $125,000, respectively. The present value of the capital lease was $11,000 less $1,200 of interest.

Total minimum rental amounts committed in future years as of December 31, 2011 are as follows:

	Operating Lease	Capital Lease	Total
	(in thousands)
2012	$397	$12	$409
2013	319	-	319
2014	193	-	193
2015	101	-	101
2016	70	-	70
Thereafter	245	-	245

Total	$1,325	$12	$1,337

Rental expense totaled $479,000 in 2011, $714,000 in 2010 and $669,000 in 2009.

(11) Shareholders’ Equity

Preferred stock is issuable at any time in one or more series, each of which may have such voting powers, designations, preferences, relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue of such stock adopted by the Board of Directors. The Company has designated 120,000 of the 1 million authorized shares of preferred stock as Series A Junior Participating preferred stock. No preferred stock has been issued.

(12) Earnings Per Share

Basic earnings per share excludes any dilution and is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of common stock. If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings per share.

	2011	2010	2009
	(in thousands, except per share data)
Basic earnings (loss) per share:
Net earnings (loss) attributable to Cobra available to shareholders	$3,087	$1,332	$(10,867)
Weighted-average shares outstanding	6,526	6,471	6,471

Basic earnings (loss) attributable to Cobra per share	$0.47	$0.21	$(1.68)

Diluted earnings (loss) per share:
Weighted-average shares outstanding	6,526	6,471	6,471
Dilutive shares issuable in connection with stock option plans (a)	-	-	-
Less: shares purchasable with option proceeds	-	-	-

Total	6,526	6,471	6,471

Diluted earnings (loss) attributable to Cobra per share	$0.47	$0.21	$(1.68)

(a)	Stock options to purchase 253,450, 322,780 and 447,780 shares were not included in the calculation for dilutive earnings per share for the years ended December 31, 2011, 2010 and 2009, respectively, because the exercise price exceeded the market price.

(13) Stock Based Compensation

The Company has equity based compensation plans from which stock based compensation awards can be granted to eligible employees, officers or directors. The 2002 plan was replaced by the 2010 Equity Incentive Plan, which is an equity compensation plan that consolidated all of the Company’s option and equity programs under a single plan. A summary of the stock based compensation awards by plan follows:

	2010 Plan	2002 Plan	Closed Plans (a)
	(in thousands)
Authorized, unissued shares originally available for grant	800	25	1,235
Stock options granted	103	4	1,209
Shares granted to non-employee directors	25	-	-
Restricted shares awarded to management	43	-	-
Shares available for grant at December 31, 2011	629	21	-
Options exercisable at December 31, 2011	-	4	146

(a)	2000, 1998, 1997 and 1995 Plans terminated in accordance with the respective plan terms.

The Company awarded 25,000 shares of stock to its non-employee directors, 43,300 shares of restricted stock to management and 102,950 options to management on March 1, 2011. The Company did not grant stock options or stock awards in 2010 or 2009. Stock-based compensation expense totaled $203,000 for 2011, $202,000 for 2010 and $229,000 for 2009.

The Company estimates the fair value of the stock option on the grant date using the Black-Scholes-Merton option pricing model and assumptions for expected price volatility, option term, risk-free interest rate and dividend yield. Expected price volatilities are based on historical volatilities of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected annual forfeiture rate of 3.5 percent was based on the forfeitures for prior awards. The fair value of the stock option is recognized on a straight-line basis over the requisite service period. The assumptions for the 2011 stock award are shown in the following table:

Risk-free interest rate	3.4%
Expected life	10 years
Expected volatility	43%

Under the terms of the Plan, the consideration received by the Company upon exercise of the options may be paid in cash or by the surrender and delivery to the Company of previously owned shares of its common stock, or by a combination thereof. The optionee is credited with the fair market value of any stock surrendered and delivered as of the exercise date. Options become exercisable in annual 33.3 percent increments commencing twelve months after the date of grant. Restricted stock becomes exercisable in annual 25.0 percent increments commencing twelve months after the date of grant.

A summary of the status of the Plan as of December 31, 2011, 2010 and 2009, and changes during the years ended on those dates is presented below:

	2011		2010		2009
Fixed Options	Shares (000)	Weighted Average Exercise Price Price	Shares (000)	Weighted Average Exercise Price Price	Shares (000)	Weighted Average Exercise Price Price
Outstanding at beginning of year	323	$8.93	448	$8.38	509	$7.99
Granted	103		—		—
Cancellations and expirations	(173)		(125)		(61)

Outstanding at end of year	253	7.77	323	8.93	448	8.38
Options exercisable at year end	150		283		359
Weighted-average fair value of options granted during the year		$2.24		$—		$—

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (000)	Weighted Average Exercise Price Price	Weighted Average Remaining Contractual Life	Number Exercisable (000)	Weighted Average Exercise Price Price
$3.00 to $4.00	103	$3.84	9.2	-	$3.84
$6.01 to $7.00	2	6.29	0.9	2	6.29
$7.01 to $8.00	9	7.65	0.2	9	7.65
$8.01 to $9.00	4	8.34	0.4	4	8.34
$10.01 to $11.00	135	10.78	5.2	135	10.78

Total	253	7.77		150	10.46

A summary of the non-vested stock options at December 31, 2011 and 2010 and changes during the years then ended follows:

	Shares (000)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	143	$10.72
Forfeitures	(5)	10.78
Vested	(49)	10.62

Nonvested at December 31, 2009	89	10.78
Forfeitures	(5)	10.78
Vested	(44)	10.78

Nonvested at December 31, 2010	40	10.78
Options awarded but not vested in 2011	103	3.84
Forfeitures	(5)	10.78
Vested	(35)	10.78

Nonvested at December 31, 2011	103	$3.84

The intrinsic value of the options outstanding at December 31, 2011 was zero. The total unrecognized stock compensation cost of $281,000 at December 31, 2011 will be recognized as follows: $115,000 in 2012, $111,000 in 2013, $49,000 in 2014 and $6,000 in 2015.

(14) Retirement Benefits

The Company has a tax-qualified retirement savings plan, the Cobra Electronics Corporation Profit Sharing and 401(k) Incentive Savings Plan (the “Plan”), under which participating employees may contribute up to the yearly statutory maximum into their Plan accounts. In addition, under the Plan, the Company matches amounts contributed by the participant up to a certain percent of earnings, not to exceed the statutory maximum. Matching 401(k) expenses for 2011, 2010 and 2009 were $209,000, $201,000 and $270,000, respectively. The Plan also allows the Company to make discretionary profit sharing contributions to the Plan accounts for the benefit of participating employees for any calendar year in an amount determined by the Board of Directors. Plan profit sharing contribution expenses were $178,000 for 2011 and $0 for 2010 and 2009. Non-U.S. defined contribution expenses amounted to $128, 000 in 2011, $97,000 in 2010 and $68,000 in 2009.

As of December 31, 2011 and 2010, deferred compensation of $7.4 million and $7.1 million, respectively, was recorded as a long-term liability. The current portion of the deferred compensation liability was included in accrued salaries and commissions, and amounted to $423,000 at December 31, 2011 and $476,000 at December 31, 2010. Deferred compensation obligations arise pursuant to outstanding key executive deferred compensation plans, most of which are non-qualified defined benefit arrangements. The liability is based on discounted future cash flows related to these arrangements. The discount rate used at December 31, 2011 and 2010 was 7 percent.

The cash surrender value of life insurance policies is classified on the balance sheet as a non-current asset. The cash value of officers’ life insurance policies is maintained to recover the costs of deferred compensation obligations and the aggregate death benefit to the Company totaled $20.8 million at December 31, 2011 and $20.6 million at December 31, 2010.

(15) Intangible Assets

Intangible assets consist of the following at December 31, 2011 and December 31, 2010:

	December 31
	2011	2010
	(in thousands)
Internal use software	$2,784	$2,399
Less accumulated amortization	(2,340)	(2,164)

	444	235
ERP internal software system	4,333	4,303
Less accumulated amortization	(3,780)	(3,163)

	553	1,140
Trademarks, trade names and patents	6,378	6,172
Less accumulated amortization	(1,802)	(1,548)

	4,576	4,624
Product software, net of impairment	1,149	630
Less accumulated amortization, net of impairment	(607)	(307)

	542	323
Enigma database	1,193	1,194
Less accumulated amortization	(1,193)	(1,002)

	-	192
Customer relationships	4,822	4,827
Less accumulated amortization	(2,506)	(2,026)

	2,316	2,801

Total	$8,431	$9,315

The product software asset and accumulated amortization shown above are presented net of the respective impairment charges. There were no product software impairment charges for 2011, 2010 and 2009. The anticipated amortization expense of intangible assets over the next 5 years is $1.8 million in 2012, $1.2 million in 2013, $800,000 in 2014, $800,000 in 2015 and $800,000 in 2016.

(16) Other Current Assets

The components of the other current assets at December 31, 2011 and 2010 follow:

	December 31	December 31
	2011	2010
	(in thousands)
Prepaid assets	$563	$2,151
Tax refunds and receivables	—	3
Deferred income taxes, current	7	—
Vendor and miscellaneous receivables	2,156	1,135

	$2,726	$3,289

(17) Commitments and Contingencies

The Company is subject to various unresolved legal actions, which arise in the normal course of its business. None of these matters is expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters cannot be determined at this time.

At December 31, 2011 and 2010, the Company had outstanding inventory purchase orders with suppliers totaling approximately $15.7 million and $19.9 million, respectively.

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

	2011	2010	2009
	(in thousands)
Accrued product warranty costs, January 1	$923	$857	$897
Warranty provision	2,867	2,390	2,459
Warranty expenditures	(2,599)	(2,324)	(2,499)

Accrued product warranty costs, December 31	$1,191	$923	$857

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

	2011	2010	2009
	(in thousands)
Liquidation reserve, January 1	$777	$648	$623
Liquidation provision	2,156	2,229	2,650
Liquidation of models	(1,934)	(2,100)	(2,625)

Liquidation reserve, December 31	$999	$777	$648

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

	2011	2010	2009
	(in thousands)
Net realizable reserve, January 1	$206	$238	$109
NRV provision	315	329	427
NRV write-offs	(403)	(361)	(298)

Net realizable reserve, December 31	$118	$206	$238

(19) Stockholder Rights Plan

The Company maintains a Stockholder Rights Plan (the “Plan”) designed to deter coercive or unfair takeover tactics, to prevent a person or group from gaining control of the Company without fair value to all shareholders and to deter other abusive takeover tactics that are not in the best interest of shareholders. The Company has designated 120,000 of the 1 million authorized shares of the preferred stock as Series A Junior Participating preferred stock. The initial Rights Agreement between the Company and American Stock Transfer and Trust was adopted on October 24, 2001. The Company entered into an Amended and Restated Rights Agreement with American Stock Transfer and Trust on November 3, 2011.

Under the terms of the Amended and Restated Plan, each share of common stock is accompanied by one right; each right entitles the shareholder to purchase from the Company one one-hundredth of a newly issued share of Series A Junior Preferred Stock, par value $1 per share, of the Company at an exercise price of $18. The rights become exercisable 10 days after a public announcement that an Acquiring Person (as defined in the Plan) has become the beneficial owner of 15 percent or more of the outstanding shares of the Company (the “Stock Acquisition Date”) or 10 business days after the commencement of a tender or exchange offer that would result in a person beneficially owning 15 percent or more of such shares. The Company can redeem the rights for $0.01 per right at any time until the earlier of 10 days following the Stock Acquisition Date or the final expiration of the rights. The rights will expire on November 3, 2021, unless redeemed earlier by the Company.

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

(20) Allowance for Doubtful Accounts

The following table shows the activity in the allowance for claims and doubtful accounts:

	2011	2010	2009
	(in thousands)
Balance, January 1	$186	$103	$107
Provision for claims and doubtful accounts	611	85	45
Write-offs, less recoveries	(132)	(2)	(49)

Balance, December 31	$665	$186	$103

The 2011 provision for doubtful accounts included a $578,000 charge for a significant customer that filed a Chapter 11 Reorganization Bankruptcy on February 10, 2012.

(21) Interest Expense and Other Income (Expense)

The following table shows the components of interest expense for the years ending December 31, 2011, 2010, and 2009:

	2011	2010	2009
	(in thousands)
Interest on debt	$733	$982	$1,053
Amortization of loan fees	236	552	221
Interest rate swap amortization	134	30	(125)

Total interest expense	$1,103	$1,564	$1,149

The following table shows the components of other income (expense) for the years ending December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(in thousands)
Interest income	$2	$2	$9
CSV (loss) income	(152)	574	743
Exchange (loss) gain	(219)	390	482
Other - net	(18)	(12)	97

Other (expense) income	$(387)	$954	$1,331

(22) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the years ended December 31, 2011, 2010 and 2009, accumulated other comprehensive income (loss) includes the foreign currency translation adjustment and the interest rate swap. A summary of the accumulated other comprehensive income (loss) for the three-year period ending December 31, 2011 follows:

	2011	2010	2009
	(in thousands)
Foreign currency translation adjustment	$(2,222)	$(2,143)	$(1,585)
Interest rate swap - gross	(40)	(174)	(304)

Total excluding tax effect of interest rate swap	(2,262)	(2,317)	(1,889)
Tax effect of interest rate swap	-	-	-

Total net of tax	$(2,262)	$(2,317)	$(1,889)

(23) Quarterly Financial Information (Unaudited)

The following table summarizes the unaudited quarterly financial information for years ending December 31, 2011 and 2010:

	Quarter Ended
	March 31		June 30		September 30		December 31
	2011	2010	2011	2010	2011	2010	2011	2010
	(in thousands, except per share amounts)
Net sales	$22,439	$21,083	$28,860	$25,710	$34,454	$28,909	$37,506	$34,818
Gross profit	5,836	5,807	8,188	6,814	10,299	7,362	11,774	9,626
Net (loss) earnings attributable to Cobra	(819)	(1,360)	517	(364)	1,378	799	2,011	2,257
Net (loss) earnings attributable to Cobra per share (a)
Basic	$(0.13)	$(0.21)	$0.08	$(0.06)	$0.21	$0.12	$0.31	$0.35
Diluted	(0.13)	(0.21)	0.08	(0.06)	0.21	0.12	0.31	0.35

(a)	The sum of the quarterly net earnings per share amounts may not equal the annual amount because net earnings per share are calculated independently for each quarter.

(24) Subsequent Event

On March 1, 2012, the Company awarded 20,000 shares to non-employee directors and 114,500 options and 51,000 restricted shares to executive management and other key employees. The market price of the Company stock at the time of the award was $4.50 per share.

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

During 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2011.

Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2011 fiscal year, and such information is hereby incorporated by reference.

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

Item 11.  Executive Compensation

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2011 fiscal year, and such information, provided that the Compensation Committee Report shall not be deemed “filed” in this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

With the approval of the 2010 Equity Incentive Plan by the shareholders in 2010, the 2002 Outside Directors Stock Option Plan was replaced and all option and equity programs were consolidated into the 2010 Plan. The Company has not made any grants outside of its equity compensation plans. The following table provides information about stock options outstanding and shares available for future awards under the Company’s equity compensation plan as of December 31, 2011.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	244,450	$7.76	628,750	(1)
Equity compensation plans not approved by security holders	9,000	8.07	-	(2)

Total	253,450	7.77	-

(1)	Represents shares from the 2010 Equity Incentive Plan.

(2)	The 21,000 shares available or issued under these plans may not be issued to directors prior to the approval of the plans by security holders.

Set forth below is a brief description of the material features of the Company’s equity compensation plans that were adopted without the approval of the Company’s shareholders. As previously mentioned, the 2002 Outside Directors Stock Option Plan was replaced by the 2010 Equity Incentive Plan which was approved by shareholders.

2002 Outside Directors Stock Option Plan

This plan includes a total of 25,000 non-qualified stock options to be granted to Directors who are not officers or employees of the Company. The Stock Option Committee, designated by the Company’s Board of Directors, has the authority to select persons who will receive options and determine the number of shares of common stock subject to each option and all other terms and conditions of each option. The period for the exercise of each option and the exercise price for an option will also be determined by the Stock Option Committee. An option may be exercised by giving written notice to the Company specifying the number of whole shares of common stock to be purchased. This plan was replaced by the 2010 plan and will terminate on May 14, 2012. The outstanding and vested shares at December 31, 2011 totaled 4,000.

2000 Outside Directors Stock Option Plan

This plan includes a total of 25,000 non-qualified stock options to be granted to Directors who are not officers or employees of the Company. The Stock Option Committee, designated by the Company’s Board of Directors, has the authority to select persons who will receive options and determine the number of shares of common stock subject to each option and all other terms and conditions of each option. The period for the exercise of each option and the exercise price for an option will also be determined by the Stock Option Committee. An option may be exercised by giving written notice to the Company specifying the number of whole shares of common stock to be purchased. This plan was terminated on May 9, 2010. The outstanding and vested shares at December 31, 2011 totaled 5,000.

****

Other information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120  days after the end of the Company’s 2011 fiscal year, and such information is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2011 fiscal year, and such information is hereby incorporated by reference.

Item 14.  Principal Accountant Fees and Services

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2011 fiscal year, and such information is hereby incorporated by reference.

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

Dated: March 16, 2012

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

Dated: March 16, 2012

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

Corporation and American Stock Transfer & Trust Company, as rights agent - Filed as Exhibit

4.1 to the Registrant’s Current Report on Form 8-K dated November 3, 2011 (File No. 0-511),

and hereby incorporated by reference.

10.1#	1995 Key Employees Nonqualified and Incentive Stock Option Plan — Filed as Exhibit No. 10.23 to the Registrant’s Form 10-K for the year ended December 31, 1995 (File No. 0-511), and hereby incorporated by reference.

10.2#	Employment Agreement between Cobra Electronics Corporation and Anthony Mirabelli dated January 31, 1997 — Filed as Exhibit No. 10.29 to the Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-511), and hereby incorporated by reference.

10.3#	1997 Stock Option Plan – Filed as Exhibit A to the Registrant’s Proxy Statement Schedule 14A dated April 16, 1997 (File No. 0-511) and hereby incorporated by reference.

10.4#	Cobra Electronics Corporation Executive Deferred Compensation Plan dated May 11, 1999 — Filed as Exhibit No. 10.14 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10.5#	Cobra Electronics Corporation Deferred Compensation Plan For Select Executives dated December 21, 1999 — Filed as Exhibit No. 10.15 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10.6#	Cobra Electronics Corporation Executive Retirement Trust dated May 11, 1999 between Cobra Electronics Corporation and Gerald Laures, as trustee, for the benefit of James Bazet dated May 11, 1999 — Filed as Exhibit No. 10.16 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10.7#	Employment Agreement addendum between Cobra Electronics Corporation and Anthony Mirabelli dated April 22, 1999 — Filed as Exhibit No. 10.17 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000 (File No. 0-511), and hereby incorporated by reference.

10.8#	2000 Stock Option Plan — Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25, 2000 (File No. 333-42164), and hereby incorporated by reference.

Exhibit Number	Description of Document
10.09#	2000 Outside Directors Stock Option Plan — Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25, 2000 (File No. 333-42166), and hereby incorporated by reference.

10.10#	2002 Outside Directors Stock Option Plan — Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated June 24, 2002 (File No. 333-91078), and hereby incorporated by reference.

10.11	Technology Patent License Agreement between TeleAtlas North America, Inc. and Cobra Electronics Corporation dated March 31, 2006 — Filed as Exhibit No. 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006 (File No. 0-511), and hereby incorporated by reference. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

10.12#	Employment Agreement between Cobra Electronics Corporation and Michael Smith dated December 21, 2007. Filed as Exhibit No. 10.26 to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 0-511), and hereby incorporated by reference.

10.13	Loan and Security Agreement with The PrivateBank and Trust and RBS Citizens N.A. — Filed as Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K dated February 22, 2008 (File No. 0-511), and hereby incorporated by reference.

10.14#	First Amendment to the Deferred Compensation Plan for Select Executives — Filed as Exhibit No. 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 0-511), and hereby incorporated by reference.

10.15#	Cobra Electronics Corporation Severance Pay Plan — Filed as Exhibit No. 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 0-511), and hereby incorporated by reference.

10.16#	First Amendment to Cobra Electronics Corporation Severance Pay Plan — Filed as Exhibit No. 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 0-511), and hereby incorporated by reference.

10.17#	Employment Agreement Amendment between Cobra Electronics Corporation and Anthony Mirabelli dated December 31, 2008 — Filed as Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K dated January 7, 2009 (File No. 0-511), and hereby incorporated by reference.

10.18	Second Amendment to Loan and Security Agreement dated as of August 13, 2009 among Cobra Electronics Corporation, The PrivateBank Trust Company, as a lender and administrative agent for itself and the other lenders, and RBS Citizens, N.A., as lender — Filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2009 (File No. 0-511), and hereby incorporated by reference.

10.19	Third Amendment to Loan and Security Agreement and Waiver, effective as of October 24, 2009 among Cobra Electronics Corporation, The PrivateBank and Trust Company as lender and administrative agent for itself and other lenders and RBS Citizens, N.A., as lender — Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 6, 2009, and hereby incorporated by reference.

10.20	Fourth Amendment to Loan and Security Agreement and Waiver effective as of March 9, 2010 among Cobra Electronics, the PrivateBank and Trust Company as lender and administrative agent for itself and others and RBS Citizens, N.A., as lender – Filed as Exhibit 10.26 to the Registrant’s Form 10-K for the year ended December 31, 2009 (File No. 0-511), and hereby incorporated by reference.

Exhibit Number	Description of Document

10.21	Fifth Amendment to Loan and Security Agreement and Waiver, effective April 9, 2010, among Cobra Electronics Corporation, The PrivateBank and Trust Company as lender and administrative agent for itself and other lenders and RBS Citizens, N.A., as lender — Filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010 (File No. 0-511), and hereby incorporated by reference.

10.22#	2010 Executive Incentive Plan– Filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010 (File No. 0-511), and hereby incorporated by reference.

10.23	Credit Agreement dated July 16, 2010 among Cobra Electronics Corporation, Harris N. A., as Administrative agent, and the lenders party thereto — Filed as Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K dated July 16, 2010 (File No. 0-511), and hereby incorporated by reference.

10.24#	2010 Executive Incentive Payment Plan, as amended – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 3, 20100 (File No. 0-511), and hereby incorporated by reference.

10.25#	Employment Agreement between Cobra Electronics Corporation and Sally Washlow dated as of July 28, 2010 — Filed as Exhibit 10.1 the Registrant’s Form 10-Q for the quarter ended September 30, 2010 (File No. 0-511) and hereby incorporated by reference.

10.26#	2010 Equity Incentive Plan — Filed as Appendix A to the Registrant’s Proxy Statement Schedule 14A dated April 1, 2010 (File No. 0-511) and hereby incorporated by reference.

10.27#	First Amendment to Cobra Electronics Corporation Deferred Compensation Plan effective as of December 31, 2008 – Filed as Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2010 (File No. 0-511), and hereby incorporated by reference.

10.28#	Second Amendment to Cobra Electronics Corporation Deferred Compensation Plan for Select Executives effective as of December 31, 2008 — Filed as Exhibit 10.28 to the Registrant’s Form 10-K for the year ended December 31, 2010 (File No. 0-511), and hereby incorporated by reference.

10.29#	Cobra Electronics Corporation 2002 Deferred Compensation Plan for Select Executives – Filed as Exhibit 10.29 to the Registrant’s Form 10-K for the year ended December 31, 2010 (File No. 0-511), and hereby incorporated by reference.

10.30#	First Amendment to Cobra Electronics Corporation 2002 Deferred Compensation Plan for Select Executives effective as of November 1, 2008. Filed as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 2010 (File No. 0-511), and hereby incorporated by reference.

10.31#	Second Amendment to Cobra Electronics Corporation 2002 Deferred Compensation Plan for Select Executives effective as of December 31, 2008. Filed as Exhibit 10.31 to the Registrant’s Form 10-K for the year ended December 31, 2010 (File No. 0-511), and hereby incorporated by reference.

10.32#	Third Amendment to Cobra Electronics Corporation 2002 Deferred Compensation Plan for Select Executives effective as August 1, 2010. Filed as Exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 2010 (File No. 0-511), and hereby incorporated by reference.

10.33#	Employment Agreement between Cobra Electronics Corporation and Robert J. Ben dated as of May 11, 2011 — Filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2011 (File No. 0-511), and hereby incorporated by reference.

10.34#	2011 Executive Incentive Payment Plan, as amended — Filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2011 (File No. 0-511), and hereby incorporated by reference.

Exhibit Number	Description of Document

10.35	First Amendment to Credit Agreement dated September 14, 2011 among Cobra Electronics Corporation, BMO Harris Bank N.A. (formerly known as Harris N.A.), as administrative agent, and the lenders party thereto– Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2011 (File No. 0-511), and hereby incorporated by reference.

10.36#	Employment Agreement between Cobra Electronics Corporation and James R. Bazet dated as of May 5, 2009 –Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 5, 2009 (File No. 0-511), and hereby incorporated by reference.

21.1*	Cobra Electronics Corporation Subsidiaries.

23.1*	Consent of Grant Thornton LLP dated March 16, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101*	Financial statements and footnotes formatted in XBRL (eXtensible Business Reporting Language).

*	Filed herewith.
#	Executive compensation plan or arrangement.