Form 10-Q
period 2012-03-31
COBRA ELECTRONICS CORP
filed 2012-05-14
CIK 30828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares of Common Stock of Registrant outstanding as of May 7, 2012: 6,610,580

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Operations—Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31
	2012	2011

Net sales	$26,418	$22,439
Cost of sales	18,830	16,603

Gross profit	7,588	5,836
Selling, general and administrative expense	7,427	6,658

Earnings (loss) from operations	161	(822)
Interest expense	(253)	(268)
Other income	493	264

Earnings (loss) before income taxes	401	(826)
Tax provision (benefit)	62	(7)

Net earnings (loss)	$339	$(819)

Net earnings (loss) per common share:
Basic	$0.05	$(0.13)
Diluted	$0.05	$(0.13)

Weighted average shares outstanding:
Basic	6,562	6,486
Diluted	6,580	6,486

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)—Unaudited

(In Thousands)

	Three Months Ended
	March 31
	2012	2011

Net earnings (loss)	$339	$(819)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(503)	(597)
Interest rate swap	(25)	(39)

Other comprehensive loss	(528)	(636)

Comprehensive loss	$(189)	$(1,455)

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	March 31	December 31
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$1,150	$1,033
Receivables, net of allowance for doubtful accounts of $642 in 2012 and $665 in 2011	17,008	23,400
Inventories, primarily finished goods, net	30,154	34,093
Other current assets	2,347	2,726

Total current assets	50,659	61,252
Property, plant and equipment, at cost:
Buildings and improvements	6,636	6,625
Tooling and equipment	19,377	19,191

	26,013	25,816
Accumulated depreciation	(20,938)	(20,679)
Land	230	230

Property, plant and equipment, net	5,305	5,367
Other assets:
Cash surrender value of life insurance policies	5,511	5,056
Deferred income taxes, non-current	307	297
Intangible assets	8,306	8,431
Other assets	208	192

Total other assets	14,332	13,976

Total assets	$70,296	$80,595

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	March 31	December 31
	2012	2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank debt	$13,352	$18,655
Accounts payable	3,975	7,368
Accrued salaries and commissions	1,095	2,359
Accrued advertising and sales promotion costs	712	1,668
Accrued product warranty costs	962	1,191
Accrued income taxes	492	826
Deferred income taxes, current	12	12
Other accrued liabilities	2,822	2,854

Total current liabilities	23,422	34,933

Non-current liabilities:
Deferred compensation	7,549	7,392
Deferred income taxes, non-current	1,155	1,159
Other long-term liabilities	648	588

Total non-current liabilities	9,352	9,139

Total liabilities	32,774	44,072
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1 par value
Authorized: 1,000,000 shares
Issued: None	—	—
Common stock, $.33 1/3 par value
Authorized: 12,000,000 shares
Issued: 7,178,400 shares for 2012 and 7,107,400 shares for 2011
Outstanding: 6,610,580 shares for 2012 and 6,539,580 shares for 2011	2,392	2,368
Paid-in capital	21,073	20,965
Retained earnings	19,628	19,289
Accumulated other comprehensive loss	(1,734)	(2,262)

	41,359	40,360
Treasury stock, at cost (567,820 shares)	(3,837)	(3,837)

Total shareholders’ equity	37,522	36,523

Total liabilities and shareholders’ equity	$70,296	$80,595

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Cash Flows—Unaudited

(In Thousands)

	Three Months Ended
	March 31
	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$339	$(819)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	961	903
Deferred income taxes	(46)	(70)
Gain on cash surrender value (CSV) of life insurance	(455)	(220)
Stock-based compensation	131	114
Changes in assets and liabilities:
Receivables	6,472	5,958
Inventories	4,257	(779)
Other assets	252	38
Accounts payable	(3,442)	759
Other liabilities	(2,664)	(577)

Net cash provided by operating activities	5,805	5,307

Cash flows from investing activities:
Property, plant and equipment	(137)	(163)
Intangible assets	(298)	(194)

Net cash used in investing activities	(435)	(357)

Cash flows from financing activities:
Bank borrowings	(5,304)	(5,015)

Net cash used in financing activities	(5,304)	(5,015)
Effect of exchange rate changes on cash and cash equivalents	51	13

Net increase (decrease) in cash	117	(52)
Cash at beginning of period	1,033	1,133

Cash at end of period	$1,150	$1,081

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$150	$182
Income taxes	$451	$33

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the three months ended March 31, 2012 and 2011

(Unaudited)

The consolidated financial statements included herein have been prepared by Cobra Electronics Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of December 31, 2011 has been derived from the audited consolidated balance sheet as of that date. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Cobra designs and markets consumer electronics products, which it sells primarily under the Cobra brand name principally in the United States, Canada and Europe. The Company’s Performance Products Limited (“PPL”) subsidiary sells its products under the Snooper trade name, principally in the United Kingdom, as well as elsewhere in Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong and South Korea. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated entities are collectively referred to as the “Company”. All intercompany balances and transactions have been eliminated in consolidation.

Accounts Receivable — The majority of the Company’s accounts receivables are due from retailers and two-step distributors. Credit is extended based on an evaluation of a customer’s financial condition, including, at times, the availability of credit insurance, and generally, collateral is not required. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for claims and doubtful accounts.

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

(2) CORRECTION OF IMMATERIAL ERRORS

In the second quarter of 2011, management discovered that the Company’s customs broker used an incorrect duty rate for its detection products. Subsequently, the Company confirmed that the duty rates for its other products were correct. A Prior Disclosure document was filed with the U.S. Customs Service to correct the underpayment error. The cumulative adjustment for the incorrect duty rate, covering July 1, 2006 to June 30, 2011, approximated $1.5 million. The adjustment applicable to the three-month period ended March 31, 2011 was $36,000.

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

A reconciliation of the effects of the adjustments to the previously reported statement of operations for the three months ending March 31, 2011 follows:

	As Reported	Adjustment	As Adjusted
	(In Thousands, Except Per Share Amounts)
Cost of sales	$16,567	$36	$16,603
Gross profit	5,872	(36)	5,836
Loss from operations	(786)	(36)	(822)
Net loss	(783)	(36)	(819)
Net loss per share	(0.12)	(0.01)	(0.13)

A reconciliation of the effects of the adjustments to the previously reported statement of cash flows for the three months ending March 31, 2011 follows:

	As Reported	Adjustment	As Adjusted
	(In Thousands)
Net loss	$(783)	$(36)	$(819)
Accounts payable	723	36	759

(3) NEW ACCOUNTING STANDARDS

Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, was issued in June 2011 with an effective date of January 1, 2012 for calendar year entities. Retrospective application is required upon adoption. This new guidance requires entities to report non-owner changes in equity as either a single continuous statement of comprehensive income or two separate but consecutive statements. The Company adopted ASU 2011-05 on January 1, 2012 and the disclosure requirements were applied retrospectively to the prior year period. Adoption of ASU 2011-05 provides enhanced disclosure and did not affect the Company’s financial position or results of operation.

ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, was issued in December 2011. This new guidance indefinitely defers the effective date for the requirement to reclassify adjustments from other comprehensive income (“OCI”) to net income. ASU 2011-12 did not affect the other requirements of ASU 2011-05.

(4) SEGMENT INFORMATION

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

The financial information by business segment for the three months ended March 31, 2012 and 2011 follows:

	2012			2011
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$23,050	$3,368	$26,418	$18,709	$3,730	$22,439
Cost of sales	16,744	2,086	18,830	13,995	2,608	16,603

Gross profit	6,306	1,282	7,588	4,714	1,122	5,836
Selling, general and administrative expense	6,234	1,193	7,427	5,450	1,208	6,658

Earnings (loss) from operations	72	89	161	(736)	(86)	(822)
Interest expense	(253)	—	(253)	(268)	—	(268)
Other income	489	4	493	155	109	264

Earnings (loss) before income taxes	308	93	401	(849)	23	(826)
Tax provision (benefit)	98	(36)	62	62	(69)	(7)

Net earnings (loss)	$210	$129	$339	$(911)	$92	$(819)

There have been no differences in the basis of segmentation or the basis of measurement between the periods presented.

(5) MULTIPLE ELEMENT ARRANGEMENTS

The Company bundles the sale of its PPL trucker navigation and other selected PPL navigation products with ongoing access to its AURA speed camera database in order to allow those customers who so chose to update their databases for both navigation low bridge height data (perceived as critical to some professional drivers) and speed camera locations. However, in order to receive these updates to these fully functional products, customers must first register on PPL’s website. The Company deferred the revenue associated with the ongoing service period, which was considered a separate unit of accounting. Revenues deferred from this arrangement were calculated using the relative selling price method based on Vendor Specific Objective Evidence (“VSOE”) and amounted to $935,000 at March 31, 2012 and $928,000 at December 31, 2011. In addition, the Company’s domestic business sells products bundled with access to the AURA database. Revenues deferred from these arrangements were calculated using the relative fair market value method and amounted to $165,000 at March 31, 2012 and $214,000 at December 31, 2011.

(6) INCOME TAXES

Each quarter, the Company estimates the annual effective income tax rate (“ETR”) for the full year and applies that rate to the Earnings (Loss) Before Income Taxes for tax jurisdictions not subject to a valuation allowance in determining its provision for income taxes for the interim periods. The determination of the consolidated provision for income taxes, deferred tax assets and liabilities, and the related valuation allowance requires management to make certain judgments and estimates. Changes in the estimated level of annual pre-tax earnings, tax laws, and changes resulting from tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections.

The year-to-date ETR was less than the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which the Company and its foreign subsidiaries generate taxable income or loss and judgments as to the realizability of the Company’s deferred tax assets.

The Company continues to review the need for a valuation allowance at each quarter-end. While the operating results for its U.S. operations improved significantly during the three months ending March 31, 2012, the U.S. operations were still in a loss position for the most recent quarter ended March 31, 2012. In addition, the Company’s U.S. operations are still in a cumulative loss position for the previous twelve quarters, excluding the non-taxable gains realized related to the increase in cash surrender value of life insurance policies. Based on this and other relevant information, the management concluded that at March 31, 2012 it did not meet the more likely than not criteria for concluding that the valuation allowance for its U.S. operations, which totaled $8.8 million at March 31, 2012 (compared to $9.0 million at December 31, 2011), was no longer required in part or total. The Company will continue to evaluate the need for a valuation allowance each quarter. Management believes that, if the favorable trend in operating results for its U.S. operations continues in subsequent quarters, it may, based on all of the relevant information available, determine prior to December 31, 2012 that it is more likely than not that the U.S. operations will be able to utilize all or a significant portion of its net deferred tax asset, resulting in a reduction to all or part of the valuation allowance and the recognition of a corresponding non-cash tax benefit.

(7) FINANCING ARRANGEMENTS

The Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, BMO Harris Bank N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto from time to time (the “Lenders”) on July 16, 2010. The Company amended the Credit Agreement to increase the borrowings available under the revolving loan facility from $25.0 million to $30.0 million on September 14, 2011. On April 16, 2012, the Credit Agreement was further amended to increase the letter of credit sublimit from $5.0 million to $10.0 million. The revolving loan facility remained unchanged at $30.0 million.

The Company’s Credit Agreement matures on July 16, 2013. Pursuant to the terms of its Credit Agreement, the Company is required to make mandatory prepayments on the amounts outstanding thereunder in the event that the Company receives proceeds under certain circumstances or in connection with other specified events. Future changes in the applicable interest rate affect the interest expense incurred on the Company’s outstanding indebtedness. Borrowings under the Credit Agreement bear interest at either the base rate or the LIBOR lending rate (each as defined in the Credit Agreement), as applicable, plus the applicable margin set forth in the Credit Agreement. The Company will also pay certain fees and expenses, including a (i) commitment fee equal to 0.50 percent per annum on the unused portion of the Lenders’ aggregate revolving commitment and (ii) a letter of credit fee equal to the product of the applicable margin set forth in the Credit Agreement times the face amount of the standby letters of credit and the commercial letters of credit outstanding at such time. The Credit Agreement contains customary covenants, including but not limited to financial covenants requiring the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.10 to 1.00 for the periods set forth in the Credit Agreement and providing that annual capital expenditures cannot exceed $3.5 million. Commencing in 2011, the Company may pay dividends to shareholders up to an aggregate amount of $1,250,000 in any fiscal year, subject to compliance with certain covenants and conditions. The Company’s Fixed Charge Coverage Ratio, which is based on adjusted EBITDA less capital expenditures and cash tax payments in relation to interest expense, for the first quarter of 2012, exceeded the required minimum ratio of 1.10 to 1.00 and all financial covenants for the three-month period ending March 31, 2012 were satisfied.

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

At March 31, 2012, the Company had interest bearing debt outstanding of $13.4 million borrowed under the Credit Agreement and credit availability was approximately $10.8 million based on the borrowing base formula that includes the following: 85 percent of eligible accounts receivable, the lesser of 65 percent of lower of cost or market of eligible inventory or 85 percent of the appraised net orderly liquidation value of eligible inventory, and 65 percent of commercial letters of credit issued for the purchase of inventory, subject to certain limitations and reserves established at the Lenders discretion. If necessary, the Credit Agreement permits an “overadvance” of up to $1.0 million for sixty consecutive days. The weighted average interest rate for the three months ending March 31, 2012 and 2011 (which includes the amortization charges associated with the terminated interest rate swap, refer to Note 9, Derivatives for additional information) was 5.0 percent and 5.4 percent, respectively.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts receivable, accounts payable, interest-bearing debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximated their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its Credit Agreement approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit approximated fair value due to the short-term nature of the instruments. The contract value/fair value of the letters of credit was $4.2 million at March 31, 2012 and $2.3 million at December 31, 2011. The Company’s hedging activity is limited to foreign currency purchases and an interest rate swap, when applicable. The Company engages in foreign currency hedging to minimize the risk that the eventual settlement of foreign currency transactions would be adversely affected by changes in exchange rates. The Company did not have any open foreign exchange contracts at March 31, 2012 and December 31, 2011.

The Company occasionally hedges foreign exchange exposures by entering into various short-term forward foreign exchange contracts. The instruments are carried at fair value in its Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria are recorded as a component of Accumulated Other Comprehensive Income (Loss) and reclassified into earnings in the same period during which the hedged transaction affected earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the three month periods ending March 31, 2012 and 2011.

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

The Company maintained an interest rate swap, which was terminated on July 16, 2010, to fix the interest rate for the term of the revolving credit facility and term loan under its previous Credit Agreement, thereby protecting the Company from future interest rate increases. The interest rate swap represented a cash flow hedge and was recorded at fair value and classified as a non-current liability. Changes in the recorded fair value of the interest rate swap were recorded to Accumulated Other Comprehensive Income (Loss). The termination cost of the interest rate swap will be amortized into interest expense through March 31, 2014.

The interest amortization for the Company’s terminated interest rate swaps reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense (Income) during the three months ending March 31, 2012 and 2011was as follows:

Income Statement Location	2012	2011
	(In Thousands)
Interest expense	$25	$39

The effective portion of the gain (loss) on outstanding derivatives recognized in Accumulated Other Comprehensive Income (Loss) for the months ending March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31
	2012	2011
	(In Thousands)
Interest rate swap	$(25)	$(39)

(10) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of common stock. If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings (loss) per share. The earnings or loss per share for the three months ending March 31, 2012 and 2011 follows:

	Three Months Ended March 31
	2012	2011
	(In Thousands, Except Share Data)
Net earnings (loss)	$339	$(819)

Weighted-average shares outstanding
Basic	6,562,162	6,485,997

Diluted	6,579,924	6,485,997

Basic earnings (loss) per share	$0.05	$(0.13)

Diluted earnings (loss) per share	$0.05	$(0.13)

Incremental shares of common stock issuable upon the exercise of stock options totaling 17,762 shares were included in the fully diluted earnings per share for the three months ending March 31, 2012. Incremental shares were not included in the fully diluted earnings per share for the three months ending March 31, 2011 because the exercise price of the options exceeded the market price. Stock options to purchase 145,500 shares of the 362,950 available shares were excluded when calculating the fully diluted earnings per share for the three months ending March 31, 2012 because the exercise price of the options exceeded the market price.

(11) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the three months ending March 31, 2012 and 2011, Accumulated Other Comprehensive Loss included the foreign currency translation adjustment and an interest rate swap.

The cumulative balance of the Accumulated Other Comprehensive Loss at March 31, 2012 and December 31, 2011 follows:

	March 31	December 31
	2012	2011
	(In Thousands)
Foreign currency translation adjustment	$(1,719)	$(2,222)
Interest rate swap	(15)	(40)

Total	$(1,734)	$(2,262)

(12) OTHER CURRENT ASSETS

The following table summarizes the components of other current assets at March 31, 2012 and December 31, 2011:

	March 31	December 31
	2012	2011
	(In Thousands)
Prepaid assets	$1,793	$2,156
Vendor and miscellaneous receivables	554	563
Deferred income taxes, current	—	7

	$2,347	$2,726

(13) COMMITMENTS AND CONTINGENCIES

The Company is subject to various unresolved legal actions which arise in the normal course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters cannot be determined at this time.

At March 31, 2012 and December 31, 2011, the Company had outstanding inventory purchase orders with suppliers totaling approximately $22.2 million and $15.7 million, respectively.

(14) PRODUCT WARRANTY COSTS AND INVENTORY VALUATION RESERVES

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

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2012	2011
	(In Thousands)
Accrued product warranty costs, beginning of period	$1,191	$923
Warranty provision	480	2,867
Warranty expenditures	(709)	(2,599)

Accrued product warranty costs, end of period	$962	$1,191

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

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2012	2011
	(In Thousands)
Liquidation reserve, beginning of period	$999	$777
Liquidation provision	509	2,156
Liquidation of models	(616)	(1,934)

Liquidation reserve, end of period	$892	$999

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

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2012	2011
	(In Thousands)
Net realizable reserve, beginning of period	$118	$206
NRV provision	79	315
NRV write-offs	(76)	(403)

Net realizable reserve, end of period	$121	$118

(15) SHAREHOLDERS’ EQUITY

Common stock at March 31, 2012 increased $24,000 from the December 31, 2011 balance due to the 20,000 shares awarded to non-employee directors and the 51,000 shares of restricted stock awarded to executive management and key employees on March 1, 2012. Paid-in capital at March 31, 2012 increased $108,000 from the December 31, 2011 balance due to the pro-rata accruals of the 2011 and 2012 stock awards, restricted stock units and incentive stock options.

(16) INTEREST EXPENSE AND OTHER INCOME (EXPENSE)

The following table shows the components of Interest Expense for the three month periods ending March 31, 2012 and 2011:

	Three Months Ended
	March 31
	2012	2011
	(In Thousands)
Interest on debt	$(165)	$(171)
Amortization of loan fees	(63)	(58)
Interest rate swap amortization	(25)	(39)

	$(253)	$(268)

The following table shows the components of Other Income (Expense) for the three month periods ending March 31, 2012 and 2011:

	Three Months Ended
	March 31
	2012	2011
	(In Thousands)
CSV income	$455	$220
Foreign exchange (expense) income	(22)	80
Other - net	60	(36)

	$493	$264

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary – First Quarter

Operating earnings for the first quarter of 2012 totaled $161,000 compared to an operating loss of $822,000 for the year ago quarter, an increase of $983,000. Key factors contributing to the improvement in operating income were:

•	Net sales increased $4.0 million or 17.7 percent, mainly due to improved sales in the Cobra segment.

•	Gross profit increased $1.8 million due to higher sales and a 2.7 point improvement in gross margin.

•	Selling, general and administrative expenses increased $769,000 due to higher compensation and promotional costs.

Interest expense decreased slightly due to the lower level of debt outstanding in the current quarter compared to the prior year’s first quarter. Other income increased $229,000, mainly due to the increase in cash surrender value (“CSV”) income for the life insurance policy the Company holds to fund deferred compensation programs for current and former officers of the Company. The combined impact of the improved operating results and the increase in other income generated a $1.2 million increase in pre-tax earnings.

While the operating results for the Company’s U.S. operations improved significantly during the three months ending March 31, 2012, the U.S. operations were still in a loss position for the most recent quarter ended March 31, 2012. In addition, the Company’s U.S. operations are still in a cumulative loss position for the previous twelve quarters, excluding the non-taxable gains realized related to the increase in CSV of its life insurance policies. Based on this and other relevant information, management concluded that at March 31, 2012 the Company did not meet the more likely than not criteria for concluding that the valuation allowance for its U.S. operations, which totaled $8.8 million at March 31, 2012 (compared to $9.0 million at December 31, 2011), was no longer required in part or total. The Company will continue to evaluate the need for a valuation allowance each quarter. Management believes that, if the favorable trend in operating results for the Company’s U.S. operations continues in subsequent quarters, it may, based on all of the relevant information available, determine prior to December 31, 2012 that it is more likely than not that the U.S. operations will be able to utilize all or a significant portion of its net deferred tax asset, resulting in a reduction to all or part of the valuation allowance and the recognition of a corresponding non-cash tax benefit. With the continuation of a full valuation allowance for its U.S. operations, the Company’s consolidated tax expense totaled $62,000 for the first quarter of 2012 compared to a $7,000 tax benefit for the same quarter last year. The tax expense for the first quarter of 2012 was mainly due to the profitability of its Irish subsidiary, Cobra Electronics Europe Limited (“CEEL”).

Net earnings for the current quarter improved $1.2 million, or $.18 per share, from 2011’s first quarter. For the three months ending March 31, 2012 the Company reported net earnings of $339,000, or $.05 per share, compared to a loss of $819,000, or $.13 per share, for the comparable prior year period.

Correction of Immaterial Errors

In the second quarter of 2011, management discovered that the Company’s customs broker used an incorrect duty rate for its detection products. The cumulative adjustment for the incorrect duty rate, covering the period from July 1, 2006 to June 30, 2011, was approximately $1.5 million. The adjustment applicable to the first quarter of 2011 was approximately $36,000 and the adjustment applicable to prior years (2006—2010) totaled approximately $1.4 million. Pursuant to the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, the Company concluded that the errors were not material to any of its prior period financial statements. However, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, the prior period financial statements were revised. Prior period amounts stated in this Form 10-Q have been revised to facilitate comparability between current and prior year periods.

EBITDA

The following table shows the reconciliation of net earnings (loss) to EBITDA and EBITDA As Defined for the three months ending March 31, 2012 and 2011:

	2012	2011
	(In Thousands)
Net earnings (loss)	$339	$(819)
Depreciation/amortization	961	903
Interest expense, excluding loan fee amortization	190	210
Income tax provision (benefit)	62	(7)

EBITDA	1,552	287
Stock option expense	131	114
CSV income	(455)	(220)
Other non-cash items	(56)	10

EBITDA As Defined	$1,172	$191

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

First Quarter — 2012 vs. 2011

The following table summarizes sales and pre-tax income (loss) by business segment for the three months ending March 31, 2012 and 2011:

					2012 vs. 2011
	2012		2011		Increase
	(In Thousands)
Business Segment	Net Sales	Pre-tax Income	Net Sales	Pre-tax Income (Loss)	Net Sales	Pre-tax Income (Loss)
Cobra	$23,050	$308	$18,709	$(849)	$4,341	$1,157
PPL	3,368	93	3,730	23	(362)	70

Total Company	$26,418	$401	$22,439	$(826)	$3,979	$1,227

Cobra Business Segment

Net sales increased $4.3 million, or 23.2 percent, in the first quarter of 2012 to $23.0 million compared to $18.7 million in the first quarter of 2011. The higher sales were primarily due to a 11.0 percent increase in domestic sales and strong sales in Europe, which more than doubled from the year ago period. The increase in domestic sales reflected growth in most major product categories, particularly Two-Way radios, Detection, Citizens Band radios and Phone products. Two-way radio sales were higher because of the addition of a third SKU at a major retailer in the second quarter of 2011 while higher Detection sales were due to large sales to two customers that had no sales in the prior year’s quarter, sales to a new Detection customer and strong growth in Cobra iRadar sales™. The introduction of the new 25 LX Citizens Band radio, based on the popular 29 LX, helped drive growth in this category while the increase in Phone Product sales were mainly due to sales to a new distributor focused on the cellular wireless channel that was added in the fourth quarter of 2011 and increased sales of Bluetooth® wireless headset aimed at helping professional drivers comply with new legislations requiring hands-free mobile phone usage. The significant increase in European sales was mostly due to higher sales of PMR two-way radios and Detection products into England, Russia, Sweden and Turkey.

Gross profit increased $1.6 million, or 33.8 percent, to $6.3 million for the first quarter of 2012, while gross margin increased 2.2 points to 27.4 percent from 25.2 percent in the prior year’s quarter. The gross margin increase resulted mainly from improved gross margins for domestic Detection products and Citizens Band radios, partly due to a favorable warranty reserve adjustment as a result of lower defective returns and partly due to an improved product mix, including the favorable impact of products such as the new 25 LX and Cobra iRadar. More sales of higher-margin Truck Navigation and Phone products also contributed to the increase in gross margin.

Selling, general and administrative expense increased $784,000, or 14.4 percent, to $6.2 million for the first quarter of 2012 compared to $5.5 million in the prior year’s quarter and, as a percentage of net sales, were 27.1 percent and 29.1 percent, respectively. Variable selling costs increased $148,000, or 20.0 percent, while fixed selling, general and administrative costs increased $636,000, or 13.5 percent. The increase in variable selling expenses was because of the higher domestic sales as well as more sales to customers with higher program costs, which was offset in part by an increase in reversals of unused program funds accrued in 2011. The increase in fixed costs was mainly due to higher deferred compensation expense, partially reflecting the impact of the increased incentive compensation paid for 2011 in addition to higher professional fees and promotional expenses to support new products.

Interest expense was $253,000 in the first quarter of 2012 compared to $268,000 for the year ago period. The decrease was primarily a result of the lower level of debt outstanding for the current quarter as compared to the year ago quarter. Other income for the first quarter of 2012 increased by $334,000, mainly due to higher CSV income and royalty income in 2012 compared to 2011.

As a result of the above, the Cobra segment had pre-tax earnings of $308,000 in the first quarter of 2012 compared to a pre-tax loss of $849,000 in the first quarter of 2011.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales decreased $362,000, or 9.7 percent, to $3.4 million in the first quarter of 2012 compared to the same quarter last year. Most of the sales decrease was attributable to Truck Navigation, as sales declines in the S7000 more than offset the strong sales of the new S6450 Caravan Club Ventura unit. Higher sales of the AVN, in-dash navigation units, higher download revenue and the introduction of S320 Tour Pro Golf GPS units exceeded the sales decline of GPS and other outdoor leisure products.

Gross profit increased $160,000, or 14.3 percent, to $1.3 million for the first quarter of 2012 and gross margin increased 8 points to 38.1 percent from 30.1 percent in the prior year’s quarter. The gross margin improvement was due to a favorable product mix, lower amortization costs, as certain acquisition related intangibles became fully amortized and higher download revenue.

Selling, general and administrative expenses totaled $1.2 million for the first quarter of 2012 and were essentially unchanged from the prior year. Expressed as a percentage of net sales, selling, general and administrative expenses for the three-month period ending March 31, 2012 and 2011 were 35.4 percent and 32.4 percent respectively.

Other income for the first quarter of 2012 decreased $105,000 compared to the first quarter of 2011, principally due to lower foreign exchange income in 2012 as compared to 2011.

As a result of the above, the PPL segment had pre-tax earnings of $93,000 for the first quarter of 2012 compared to pre-tax earnings of $23,000 for the first quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Credit Agreement provides a $30.0 million revolving asset-based credit facility. Refer to Note 7, Financing Arrangements, for additional information.

At March 31, 2012 the Company had interest bearing debt outstanding of $13.4 million borrowed under the amended Credit Agreement. As of March 31, 2012, credit availability was approximately $10.8 million under the Credit Agreement. Additionally, the Company’s Credit Agreement permits an “overadvance” of up to $1.0 million for sixty consecutive days.

For the three months ended March 31, 2012 net cash flows provided by operating activities totaled $5.8 million. Net cash inflows from operations and non-cash add-backs included net earnings of $339,000, non-cash depreciation and amortization of $1.0 million, a decrease in accounts receivable of $6.5 million and a decrease in inventory of $4.3 million. Offsetting these inflows was a decrease in accounts payable and accrued liabilities of $6.1 million. The decrease in accounts receivable was due to the normal collection of year-end receivables and lower sales for the first quarter of 2012 as compared to the fourth quarter of 2011. The decrease in inventory was due to the inventory load-in at the end of 2011 for the earlier Chinese New Year and higher sales levels in 2011. The decrease in accounts payable resulted from improved payables turnover due to the additional liquidity provided when the Credit Agreement was amended to increase the loan facility to $30.0 million, the negotiation of a cash discount for earlier payments of finished goods invoices with one of the Company’s larger vendors starting in January 2012 and lower inventory purchases for the current quarter because of the previously-discussed inventory load-in. The decrease in accrued liabilities was attributable to the payment of year-end bonuses and lower promotional and warranty accruals due to the sales decline from the prior year’s fourth quarter.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its Credit Agreement will be sufficient in 2012 to fund its working capital needs.

Net cash used in investing activities for the first three months of 2012 totaled $435,000. Property, plant and equipment additions, primarily building improvements, computer hardware for a network upgrade and tooling totaled $137,000. Intangible asset additions totaled $298,000 and were primarily for in-house development of software for new products, patents and trademarks, and a new telephone system in the Chicago office.

Net cash used in financing activities for the three months ended March 31, 2012 totaled $5.3 million and resulted from the reduction of its bank debt. The Company is not expected to pay a dividend in 2012.

A failure to comply, absent a waiver from lenders, with the covenants contained in the Credit Agreement could result in any outstanding indebtedness under the Credit Agreement becoming immediately due and payable and in the inability to borrow additional funds under the Credit Agreement. The Company believes that, for the foreseeable future, it will be able to continue to fund its operations and seasonal working capital requirements with cash generated from operations and borrowings under the Credit Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies and estimates consist of those that reflect significant judgments and uncertainties and could potentially result in materially different results under different assumptions. For a description of the Company’s critical accounting policies and estimates refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The application of certain of these policies requires significant judgments or a historical based estimation process that can affect the results of operations and financial position of the Company as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts ultimately differ from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the SEC, press releases or otherwise. Statements contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, anticipated financing needs, compliance with financial covenants in loan agreements, liquidity, plans for acquisitions or sales of assets or businesses, plans relating to products or services, assessments of materiality, expansion into international markets, growth trends in the consumer electronics industry, technological and market developments in the consumer electronics industry, the availability of new consumer electronics products and predictions of future events, as well as assumptions relating to these statements. In addition, when used in this report, the words “anticipates,” “believes,” “should,” “estimates,” “expects,” “intends,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

There have been no material changes in the Company’s market risk since December 31, 2011.

Item 4. Controls and Procedures

The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures have also been designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2012.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

On May 8, 2012, the Company held an annual meeting of its shareholders (the “Annual Meeting”). Of the 6,610,580 shares of the Company’s common stock entitled to vote at the Annual Meeting, 4,814,149 shares were present in person or by proxy at the Annual Meeting, which constituted a quorum. Set forth below are the matters acted upon by the shareholders at the Annual Meeting and the final voting results of each such matter.

Proposal One — Election of Directors. In accordance with the voting results listed below, the nominee to serve as a Class II director was elected for a three-year term expiring at the 2015 Annual Meeting.

Nominee	Votes For	Votes Withheld	Broker Non-Votes
S. Sam Park	1,273,688	1,450,907	2,089,554

Proposal Two — Ratification of the Appointment of Grant Thornton LLP as Independent Registered Public Accountants for the Year Ending December 31, 2012. In accordance with the voting results listed below, the appointment of Grant Thornton LLP to serve the Company’s independent registered public accounting firm for the year ending December 31, 2012 was ratified.

Votes For	Votes Against	Abstentions	Broker Non-Votes
4,635,811	30,509	147,829	—

Item 6. Exhibits

a)	Exhibit 10.1 Second Amendment to Credit Agreement dated April 16, 2012 among Cobra Electronics Corporation, BMO Harris Bank N.A. (formerly known as Harris N.A.), as administrative agent, and the lenders party thereto – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 16, 2012 (File 0-511) and hereby incorporated by reference.

b)	Exhibit 10.2 2012 Executive Incentive Payment Plan.

c)	Exhibit 10.3 Cobra Electronics Corporation 2010 Equity Incentive Plan – Form of Restricted Stock Award Agreement.

d)	Exhibit 10.4 Cobra Electronics Corporation 2010 Equity Incentive Plan – Stock Award Agreement (Non-Employee Directors).

e)	Exhibit 10.5 Cobra Electronics Corporation 2010 Equity Incentive Plan – Form of Option Award Notice.

f)	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

g)	Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

h)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

i)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

j)	Exhibit 101 Financial statements and footnotes formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ Robert J. Ben
Robert J. Ben
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

Dated: May 14, 2012

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1	Second Amendment to Credit Agreement dated April 16, 2012 among Cobra Electronics Corporation, BMO Harris Bank N.A. (formerly known as Harris N.A.), as administrative agent, and the lenders party thereto – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 16, 2012 (File 0-511) and hereby incorporated by reference.

10.2	2012 Executive Incentive Payment Plan.

10.3	Cobra Electronics Corporation 2010 Equity Incentive Plan – Form of Restricted Stock Award Agreement.

10.4	Cobra Electronics Corporation 2010 Equity Incentive Plan – Stock Award Agreement (Non-Employee Directors).

10.5	Cobra Electronics Corporation 2010 Equity Incentive Plan – Form of Option Award Notice.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101	Financial statements and footnotes formatted in XBRL (eXtensible Business Reporting Language).