Form 10-Q
period 2012-06-30
COBRA ELECTRONICS CORP
filed 2012-08-13
CIK 30828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of Common Stock of Registrant outstanding as of August 7, 2012: 6,610,580

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Operations — Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net sales	$29,084	$28,860	$55,502	$51,299
Cost of sales	20,226	20,672	39,056	37,275

Gross profit	8,858	8,188	16,446	14,024
Selling, general and administrative expense	7,413	7,237	14,840	13,895

Earnings from operations	1,445	951	1,606	129
Interest expense	(235)	(255)	(488)	(523)
Other (expense) income	(144)	(103)	349	161

Earnings (loss) before income taxes	1,066	593	1,467	(233)
Tax provision	164	76	226	69

Net earnings (loss)	$902	$517	$1,241	$(302)

Net earnings (loss) per common share:
Basic	$0.14	$0.08	$0.19	$(0.05)
Diluted	$0.14	$0.08	$0.19	$(0.05)
Weighted average shares outstanding:
Basic	6,611	6,540	6,586	6,513
Diluted	6,622	6,540	6,600	6,513

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) — Unaudited

(In Thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net earnings (loss)	$902	$517	$1,241	$(302)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(611)	65	(108)	662
Interest rate swap	23	36	48	75

Other comprehensive (loss) income	(588)	101	(60)	737

Comprehensive income	$314	$618	$1,181	$435

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	June 30 2012	December 31 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$2,871	$1,033
Receivables, net of allowance for doubtful accounts of $678 in 2012 and $665 in 2011	16,355	23,400
Inventories, primarily finished goods, net	32,627	34,093
Other current assets	2,494	2,726

Total current assets	54,347	61,252

Property, plant and equipment, at cost:
Buildings and improvements	6,770	6,625
Tooling and equipment	19,609	19,191

	26,379	25,816
Accumulated depreciation	(21,217)	(20,679)
Land	230	230

Property, plant and equipment, net	5,392	5,367

Other assets:
Cash surrender value of life insurance policies	5,648	5,056
Deferred income taxes, non-current	345	297
Intangible assets	7,768	8,431
Other assets	215	192

Total other assets	13,976	13,976

Total assets	$73,715	$80,595

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	June 30 2012	December 31 2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank debt	$14,220	$18,655
Accounts payable	5,721	7,368
Accrued salaries and commissions	1,336	2,359
Accrued advertising and sales promotion costs	720	1,668
Accrued product warranty costs	828	1,191
Accrued income taxes	459	826
Deferred income taxes, current	52	12
Other accrued liabilities	2,950	2,854

Total current liabilities	26,286	34,933

Non-current liabilities:
Deferred compensation	7,675	7,392
Deferred income taxes, non-current	1,090	1,159
Other long-term liabilities	763	588

Total non-current liabilities	9,528	9,139

Total liabilities	35,814	44,072
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1 par value Authorized: 1,000,000 shares Issued: None	—	—
Common stock, $.33 1/3 par value Authorized: 12,000,000 shares Issued: 7,178,400 shares for 2012 and 7,107,400 shares for 2011 Outstanding: 6,610,580 shares for 2012 and 6,539,580 shares for 2011	2,392	2,368
Paid-in capital	21,138	20,965
Retained earnings	20,530	19,289
Accumulated other comprehensive loss	(2,322)	(2,262)

	41,738	40,360
Treasury stock, at cost (567,820 shares)	(3,837)	(3,837)

Total shareholders’ equity	37,901	36,523

Total liabilities and shareholders’ equity	$73,715	$80,595

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Cash Flows — Unaudited

(In Thousands)

	Six Months Ended June 30
	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$1,241	$(302)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	1,975	1,857
Deferred income taxes	(82)	(131)
Gain on cash surrender value (CSV) of life insurance	(235)	(159)
Stock-based compensation	197	142
Changes in assets and liabilities:
Receivables	7,051	4,742
Inventories	1,420	(1,082)
Other assets	(60)	320
Accounts payable	(1,647)	(1,290)
Other liabilities	(2,387)	(100)

Net cash provided by operating activities	7,473	3,997

Cash flows from investing activities:
Property, plant and equipment	(685)	(579)
Premiums on CSV life insurance	(357)	(342)
Intangible assets	(329)	(596)

Net cash used in investing activities	(1,371)	(1,517)

Cash flows from financing activities:
Bank borrowings	(4,436)	(2,149)
Capital lease obligations	96	—

Net cash used in financing activities	(4,340)	(2,149)
Effect of exchange rate changes on cash and cash equivalents	76	12

Net increase in cash	1,838	343
Cash at beginning of period	1,033	1,133

Cash at end of period	$2,871	$1,476

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$306	$347
Income taxes	$675	$52

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss) — Unaudited

(In Thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance — December 31, 2011	$2,368	$20,965	$19,289	$(2,262)	$(3,837)	$36,523
Net earnings	—	—	1,241	—	—	1,241
Accumulated other comprehensive income:
Foreign currency translation adjustment	—	—	—	(108)	—	(108)
Interest rate swap, no tax benefit	—	—	—	48	—	48
Stock compensation expense	24	173	—	—	—	197

Balance — June 30, 2012	$2,392	$21,138	$20,530	$(2,322)	$(3,837)	$37,901

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the six months ended June 30, 2012 and 2011

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

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Cobra designs and markets consumer electronics products, which it sells primarily under the Cobra brand name, principally in the United States, Canada and Europe. The Company’s Performance Products Limited (“PPL”) subsidiary sells its products under the Snooper trade name, principally in the United Kingdom, as well as elsewhere in Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong and South Korea. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company.

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

(2) SEGMENT INFORMATION

The Company operates in two business segments: (1) Cobra Consumer Electronics (“Cobra”) and (2) Performance Products Limited (“PPL”). The Cobra segment is comprised of Cobra Electronics Corporation, Cobra Hong Kong Limited and Cobra Electronics Europe Limited (“CEEL”). The Company has separate sales departments and distribution channels for each segment, which provide segment exclusive product lines to all customers for that segment. Currently, there are no intersegment sales. The financial information by business segment for the three months and six months ended June 30, 2012 and 2011 follows:

Three months — 2012 vs. 2011

	2012			2011
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$25,059	$4,025	$29,084	$24,812	$4,048	$28,860
Cost of sales	17,663	2,563	20,226	18,068	2,604	20,672

Gross profit	7,396	1,462	8,858	6,744	1,444	8,188
Selling, general and administrative expense	6,195	1,218	7,413	5,942	1,295	7,237

Earnings from operations	1,201	244	1,445	802	149	951
Interest expense	(235)	—	(235)	(255)	—	(255)
Other (expense) income	(172)	28	(144)	(87)	(16)	(103)

Earnings before income taxes	794	272	1,066	460	133	593
Tax provision (benefit)	157	7	164	136	(60)	76

Net earnings	$637	$265	$902	$324	$193	$517

Six months — 2012 vs. 2011

	2012			2011
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$48,109	$7,393	$55,502	$43,521	$7,778	$51,299
Cost of sales	34,407	4,649	39,056	32,063	5,212	37,275

Gross profit	13,702	2,744	16,446	11,458	2,566	14,024
Selling, general and administrative expense	12,429	2,411	14,840	11,392	2,503	13,895

Earnings from operations	1,273	333	1,606	66	63	129
Interest expense	(488)	—	(488)	(523)	—	(523)
Other income	317	32	349	68	93	161

Earnings (loss) before income taxes	1,102	365	1,467	(389)	156	(233)
Tax provision (benefit)	255	(29)	226	198	(129)	69

Net earnings (loss)	$847	$394	$1,241	$(587)	$285	$(302)

(3) MULTIPLE ELEMENT ARRANGEMENTS

The Company bundles the sale of its PPL trucker navigation and other selected PPL navigation products with ongoing access to its AURA speed camera database in order to allow those customers who so chose to update their databases for both navigation low bridge height data (perceived as critical to some professional drivers) and speed camera locations. However, in order to receive these updates to these fully functional products, customers must first register on PPL’s website. The Company deferred the revenue associated with the ongoing service period, which was considered a separate unit of accounting. Revenues deferred from this arrangement were calculated using the relative selling price method based on Vendor Specific Objective Evidence (“VSOE”). A summary of PPL’s deferred revenue at June 30, 2012 and December 31, 2011 follows:

	June 30, 2012	December 31, 2011
	(In Thousands)
Deferred revenue — PPL	$1,108	$928

In addition, the Company’s domestic business sells products bundled with access to the AURA database and mobile navigation products bundled with map updates. Revenues deferred from these arrangements were calculated using the relative fair market value method. A summary of the deferred revenue for Cobra U.S. at June 30, 2012 and December 31, 2011 follows:

	June 30, 2012	December 31, 2011
	(In Thousands)
Deferred revenue — Cobra U.S.	$254	$214

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

The Company continues to review the need for a valuation allowance at each quarter-end. Although the operating results have improved from the prior two years, the U.S. operations were still in a cumulative loss position for the most recent quarter and the six month period ending June 30, 2012. Based on this and other relevant information, the management concluded that at June 30, 2012 the Company did not meet the more likely than not criteria for concluding that the valuation allowance for its U.S. operations, which totaled $8.9 million at June 30, 2012 (compared to $9.0 million at December 31, 2011), was no longer required in part or total. The Company will continue to evaluate the need for a valuation allowance each quarter. Management believes that, if the favorable trend in operating results for U.S. operations continues in subsequent quarters, it may, based on all of the relevant information available, determine prior to or at December 31, 2012 that it is more likely than not that the U.S. operations will be able to utilize all or a significant portion of its net deferred tax asset, resulting in a reduction to all or part of the valuation allowance and the recognition of a corresponding non-cash tax benefit.

(5) FINANCING ARRANGEMENTS

The Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, BMO Harris Bank N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto from time to time (the “Lenders”) on July 16, 2010. The Company amended the Credit Agreement to increase the borrowings available under the revolving loan facility from $25,000,000 to $30,000,000 on September 14, 2011. On April 16, 2012, the Credit Agreement was further amended to increase the letter of credit sublimit from $5,000,000 to $10,000,000. The revolving loan facility remained unchanged at $30,000,000.

The Company’s Credit Agreement matures on July 16, 2013. Pursuant to the terms of its Credit Agreement, the Company is required to make mandatory prepayments on the amounts outstanding thereunder in the event that the Company receives proceeds under certain circumstances or in connection with other specified events. Future changes in the applicable interest rate affect the interest expense incurred on the Company’s outstanding indebtedness. Borrowings under the Credit Agreement bear interest at either the base rate or the LIBOR lending rate (each as defined in the Credit Agreement), as applicable, plus the applicable margin set forth in the

Credit Agreement. The Company will also pay certain fees and expenses, including a (i) commitment fee on the unused portion of the Lenders’ aggregate revolving commitment and (ii) a letter of credit fee equal to the product of the applicable margin set forth in the Credit Agreement times the face amount of the standby letters of credit and the commercial letters of credit outstanding at such time. The Credit Agreement contains customary covenants, including but not limited to financial covenants requiring the Company to maintain a specified Fixed Charge Coverage Ratio (as defined in the Credit Agreement) for the periods set forth in the Credit Agreement. The applicable fees and covenants for the Credit Agreement are as follows:

Commitment fee	0.50%
Fixed charge coverage ratio	1.10 to 1.00
Annual capital expenditures limit	$3,500,000
Annual dividend to shareholders limit for fiscal years after 2010	$1,250,000

The Company’s Fixed Charge Coverage Ratio, which is based on adjusted EBITDA less capital expenditures and cash tax payments in relation to the sum of the cash interest paid and the capitalized lease obligation payments, for the first half of 2012, exceeded the required minimum ratio of 1.10 to 1.00 and all financial covenants for the first six months of 2012 were satisfied.

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

The Company’s interest bearing debt outstanding and credit availability at June 30, 2012 were as follows:

June 30, 2012
Interest bearing debt	$14,220,000
Credit availability	$11,240,000

The borrowing base formula to determine credit availability includes the following:

Percentage of eligible accounts receivable	85.0%
The lesser of:
Percentage of lower of cost or market of eligible inventory	65.0%
Percentage of the appraised net orderly liquidation value of eligible inventory	85.0%
Percentage of commercial letters of credit	65.0%

The borrowing base is also subject to certain limitations and reserves established at the Lenders’ discretion. If necessary, the Credit Agreement permits an “overadvance” of up to $1,000,000 for sixty consecutive days.

The weighted average interest rate for the three and six months ending June 30, 2012 and 2011, which includes the amortization charges associated with the terminated interest rate swap described in Note 7, Derivatives, are summarized as follows:

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Weighted average interest rate	5.0%	5.0%	5.0%	5.2%

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts receivable, accounts payable, interest-bearing debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximated their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its Credit Agreement approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit approximated fair value due to the short-term nature of the instruments. The fair value of letters of credit at June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
	(In Thousands)
Letters of credit at fair value	$4,446	$2,324

The Company’s hedging activity is limited to foreign currency purchases and an interest rate swap, when applicable. The Company engages in foreign currency hedging to minimize the risk that the eventual settlement of foreign currency transactions would be adversely affected by changes in exchange rates. The Company did not have any open foreign exchange contracts at June 30, 2012 and December 31, 2011.

The Company occasionally hedges foreign exchange exposures by entering into various short-term forward foreign exchange contracts. The instruments are carried at fair value in its Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria are recorded as a component of Accumulated Other Comprehensive Income (Loss) and reclassified into earnings in the same period during which the hedged transaction affected earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the three and six month periods ending June 30, 2012 and 2011.

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

The Company maintained an interest rate swap, which was terminated on July 16, 2010, to fix the interest rate for the term of the revolving credit facility and term loan under its previous Credit Agreement, thereby protecting the Company from future interest rate increases. The interest rate swap represented a cash flow hedge and was recorded at fair value and classified as a non-current liability. Changes in the recorded fair value of the interest rate swap were recorded to Accumulated Other Comprehensive Income (Loss). The termination cost of the interest rate swap will be amortized into interest expense through March 31, 2014. The interest amortization for the Company’s terminated interest rate swaps reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense (Income) during the three and six months ending June 30, 2012 and 2011 was as follows:

	Three Months Ended		Six Months Ended
Income Statement Location	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
Interest expense	$23	$36	$48	$75

(8) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of common stock. If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings (loss) per share. The earnings or loss per share for the three and six months ending June 30, 2012 and 2011 follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
Net earnings (loss)	$902	$517	$1,241	$(302)
Weighted-average shares outstanding
Basic	6,611	6,540	6,586	6,513
Diluted	6,622	6,540	6,600	6,513
Basic earnings (loss) per share	$0.14	$0.08	$0.19	$(0.05)
Diluted earnings (loss) per share	$0.14	$0.08	$0.19	$(0.05)

The diluted earnings per share calculations include the incremental shares of common stock issuable upon the exercise of stock options that have a market price in excess of the exercise price. When the exercise price of an option exceeds its market price the incremental shares are excluded from the diluted earnings per share calculation. A summary of the options outstanding, the option includable and excludable from the diluted earnings per share calculations and the incremental shares included in the diluted earnings per share calculation for the three and six months ending June 30, 2012 and 2011 follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
Options included in diluted earnings per share calculation	103	—	103	—
Options excluded from diluted earnings per share calculation	251	263	251	263

Total options	354	263	354	263

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
Incremental shares included in the diluted earnings per share	11	—	14	—

(9) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the three and six months ending June 30, 2012 and 2011, Accumulated Other Comprehensive Loss included the foreign currency translation adjustment and an interest rate swap.

The cumulative balance of the Accumulated Other Comprehensive Loss at June 30, 2012 and December 31, 2011 follows:

	June 30, 2012	December 31, 2011
	(In Thousands)
Foreign currency translation adjustment	$(2,330)	$(2,222)
Interest rate swap	8	(40)

Total	$(2,322)	$(2,262)

(10) OTHER CURRENT ASSETS

The following table summarizes the components of other current assets at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In Thousands)
Prepaid assets	$1,821	$2,156
Vendor and miscellaneous receivables	673	563
Deferred income taxes, current	—	7

	$2,494	$2,726

(11) COMMITMENTS AND CONTINGENCIES

The Company is subject to various unresolved legal actions which arise in the normal course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters cannot be determined at this time.

The Company’s outstanding inventory purchase orders with suppliers at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(In Thousands)
Open purchase orders	$28,649	$15,712

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

Consequently, the Company maintains a warranty reserve, which reflects historical warranty return rates by product category multiplied by the most recent six months of unit sales of that model and the unit standard cost of the model. A roll-forward of the warranty reserve follows:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
	(In Thousands)
Accrued product warranty costs, beginning of period	$1,191	$923
Warranty provision	1,080	2,867
Warranty expenditures	(1,443)	(2,599)

Accrued product warranty costs, end of period	$828	$1,191

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

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
	(In Thousands)
Liquidation reserve, beginning of period	$999	$777
Liquidation provision	1,172	2,156
Liquidation of models	(1,216)	(1,934)

Liquidation reserve, end of period	$955	$999

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

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
	(In Thousands)
Net realizable reserve, beginning of period	$118	$206
NRV provision	210	315
NRV write-offs	(177)	(403)

Net realizable reserve, end of period	$151	$118

(13) INTEREST EXPENSE AND OTHER INCOME (EXPENSE)

The following table shows the components of Interest Expense for the three and six months ending June 30, 2012 and 2011:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
Interest on debt	$(148)	$(161)	$(313)	$(332)
Amortization of loan fees	(64)	(58)	(127)	(116)
Interest rate swap amortization	(23)	(36)	(48)	(75)

	$(235)	$(255)	$(488)	$(523)

The following table shows the components of Other Income (Expense) for the three and six months ending June 30, 2012 and 2011:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
CSV (expense) income	$(220)	$(61)	$235	$159
Foreign exchange income (expense)	53	(35)	31	45
Other — net	23	(7)	83	(43)

	$(144)	$(103)	$349	$161

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary — Second Quarter

Operating earnings for the second quarter of 2012 totaled $1.4 million compared to operating earnings of $951,000 for the year ago quarter, an increase of $494,000. Key factors contributing to the improvement in operating income were as follows:

•	Net sales increased $224,000 or 1.0 percent, mainly in the Cobra segment

•	Gross profit increased $670,000 primarily due to a 2.1 point improvement in gross margin

•	Selling, general and administrative expenses increased $176,000 or 2.4 percent, mainly due to fixed expenses in the Cobra segment

Interest expense decreased $20,000 due to the lower level of debt outstanding in the current quarter compared to the prior year’s second quarter. Other expense increased $41,000 mainly due to the decrease in cash surrender value (“CSV”) income for the life insurance policy the Company holds to fund deferred compensation programs for certain current and former officers of the Company. The combined impact of the improved operating results and the increase in other expense generated a $473,000 increase in pre-tax earnings.

The Company’s consolidated tax expense totaled $164,000 for the second quarter of 2012 compared to a $76,000 tax expense for the same quarter last year. The tax expense for the second quarter of 2012 was mainly due to the profitability of its Irish subsidiary, Cobra Electronics Europe Limited (“CEEL”).

Net earnings for the current quarter improved $385,000, or $.06 per share, from 2011’s second quarter. For the three months ending June 30, 2012 the Company reported net earnings of $902,000, or $.14 per share, compared to earnings of $517,000, or $.08 per share, for the comparable prior year period.

Executive Summary — Six Months

Operating earnings for the first half of 2012 totaled $1.6 million compared to operating earnings of $129,000 for the year ago period, an increase of $1.5 million. Key factors contributing to the improvement in operating income were as follows:

•	Net sales increased $4.2 million or 8.2 percent, mainly in the Cobra segment

•	Gross profit increased $2.4 million due to improved sales and a 2.3 point improvement in gross margin

•	Selling, general and administrative expenses increased $945,000 or 6.8 percent, mainly due to fixed expenses in the Cobra segment

Interest expense decreased $35,000 due to the lower level of debt outstanding in the first half of 2012 compared to the prior year. Other income increased $188,000, mainly due to the increase in CSV income for the life insurance policy the Company holds to fund deferred compensation programs for certain current and former officers of the Company. The combined impact of the improved operating results and the increase in other income generated a $1.7 million increase in pre-tax earnings.

The Company’s consolidated tax expense totaled $226,000 for the first half of 2012 compared to a $69,000 tax expense for the same period last year. The tax expense for the first six months of 2012 was mainly due to the profitability of CEEL.

Net earnings for the first half of 2012 improved $1.5 million, or $.24 per share, from 2011. For the six months ending June 30, 2012 the Company reported net earnings of $1.2 million, or $.19 per share, compared to a net loss of $302,000, or $.05 per share, for the comparable prior year period.

Valuation Allowance

Although the operating results have improved from the prior two years, the U.S. operations were still in a cumulative loss position for the most recent quarter and the six month period ending June 30, 2012. Based on this and other relevant information, the management concluded that at June 30, 2012 the Company did not meet the more likely than not criteria for concluding that the valuation allowance for its U.S. operations, which totaled $8.9 million at June 30, 2012 (compared to $9.0 million at December 31, 2011), was no longer required in part or total. The Company will continue to evaluate the need for a valuation allowance each quarter. Management believes that, if the favorable trend in operating results for U.S. operations continues in subsequent quarters, it may, based on all of the relevant information available, determine prior to or at December 31, 2012 that it is more likely than not that the U.S. operations will be able to utilize all or a significant portion of its net deferred tax asset, resulting in a reduction to all or part of the valuation allowance and the recognition of a corresponding non-cash tax benefit.

EBITDA

The following table shows the reconciliation of net earnings (loss) to EBITDA and EBITDA As Defined for the three and six months ending June 30, 2012 and 2011:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
Net earnings (loss)	$902	$517	$1,241	$(302)
Depreciation/amortization	1,014	954	1,975	1,857
Interest expense, excluding loan fee amortization	171	197	361	407
Income tax provision	164	76	226	69

EBITDA	2,251	1,744	3,803	2,031
Stock option expense	66	28	197	142
CSV expense (income)	220	61	(235)	(159)
Other non-cash items	(147)	(89)	(203)	(79)

EBITDA As Defined	$2,390	$1,744	$3,562	$1,935

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

Second Quarter — 2012 vs. 2011

The following table summarizes sales and pre-tax income by business segment for the three months ending June 30, 2012 and 2011:

	2012		2011		2012 vs. 2011 Increase
	(In Thousands)
Business Segment	Net Sales	Pre-tax Income	Net Sales	Pre-tax Income	Net Sales	Pre-tax Income
Cobra	$25,059	$794	$24,812	$460	$247	$334
PPL	4,025	272	4,048	133	(23)	139

Total Company	$29,084	$1,066	$28,860	$593	$224	$473

Cobra Business Segment

Net sales increased $247,000, or 1.0 percent, in the second quarter of 2012 to $25.1 million compared to $24.8 million in the second quarter of 2011. Higher GPS mobile sales, mainly the new 6000 PRO HD and 8000 PRO HD models, and higher detection sales, mainly iRadar products, more than offset the sales declines for Two-Way and Citizens Band radios. The decline in Citizen Band radio sales was due to a leveling of the demand for the 29 LX that was introduced in 2011, which was offset in part by new LX models, the 29 LX BT and 25 LX. The decline in Two-Way radios was due to one less SKU at a major U.S. retailer and lower sales to a Canadian distributor.

Gross profit increased $652,000, or 9.7 percent, to $7.4 million for the second quarter of 2012, while gross margin improved 2.3 points to 29.5 percent from 27.2 percent in the prior year’s quarter. The gross margin improvement resulted mainly from the increased sales of the new, high-margin GPS Mobile and Citizens Band radio models. Also, contributing to the gross margin improvement was increased sales of higher-margin radar detectors in both the U.S. and Europe.

Selling, general and administrative expense increased $253,000, or 4.3 percent, to $6.2 million for the second quarter of 2012 compared to $5.9 million in the prior year’s quarter and, as a percentage of net sales, was 24.7 percent and 24.0 percent, respectively. This increase was attributable to higher engineering expense, mainly an additional headcount and higher consulting fees to support new product development, as well as higher professional fees and stock compensation expense as a result of the March 1, 2012 share grants.

Interest expense was $235,000 in the second quarter of 2012 compared to $255,000 for the year ago period. The decrease was primarily a result of the lower level of debt outstanding for the current quarter as compared to the year ago quarter. Other expense for the second quarter of 2012 increased by $85,000, mainly due to lower CSV income.

The Cobra segment’s pre-tax earnings for the second quarter of 2012 improved $334,000 when compared to the prior year’s second quarter. For the three month period ending June 30, 2012, the Cobra segment’s pre-tax earnings totaled $794,000 compared to the $460,000 reported for the year ago quarter.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales for the second quarter of 2012 approximated those for the year ago quarter. Increases in Satellite Navigation products, mainly the Truckmate TM and Ventura units, GPS products and AVN units were offset by lower download revenue and lower sales for Outdoor Leisure products and accessories.

Gross profit increased $18,000, or 1.2 percent, to $1.5 million for the second quarter of 2012 and gross margin increased 0.6 points to 36.3 percent from 35.7 percent in the prior year’s quarter. The gross margin improvement was due to favorable product mix and lower amortization expenses as certain acquisition related intangibles were fully amortized.

Selling, general and administrative expenses for the second quarter of 2012 decreased to $1.2 million mainly due to lower advertising and promotional expenses. As a percentage of net sales, selling, general and administrative expenses for the three-month period ending June 30, 2012 and 2011 were 30.3 percent and 32.0 percent, respectively.

Other income for the second quarter of 2012 increased $44,000 compared to the second quarter of 2011, principally because of higher gains on foreign currency denominated transactions in 2012 as compared to 2011.

As a result of the above, the PPL segment had pre-tax earnings of $272,000 for the second quarter of 2012 compared to pre-tax earnings of $133,000 for the second quarter of 2011.

Six Months — 2012 vs. 2011

The following table summarizes sales and pre-tax income (loss) by business segment for the six months ending June 30, 2012 and 2011:

	2012		2011		2012 vs. 2011 Increase
	(In Thousands)
Business Segment	Net Sales	Pre-tax Income	Net Sales	Pre-tax Income (Loss)	Net Sales	Pre-tax Income
Cobra	$48,109	$1,102	$43,521	$(389)	$4,588	$1,491
PPL	7,393	365	7,778	156	(385)	209

Total Company	$55,502	$1,467	$51,299	$(233)	$4,203	$1,700

Cobra Business Segment

Net sales increased $4.6 million, or 10.5 percent, in the first half of 2012 to $48.1 million compared to $43.5 million in the first half of 2011. The higher sales were primarily due to a 7.5 percent increase in domestic sales and a 40.6 percent increase in European sales. The increase in domestic sales reflected growth in sales of Detection, GPS Mobile and Phone products, partially offset by a decrease in Citizens Band radio sales. Detection sales were higher because of strong sales of the Cobra iRadar and close out sales of several older models. GPS Mobile sales were higher because of two new models introduced in the current year, the 6000 PRO HD and the 8000 PRO HD. Phone product sales were higher largely due to the expansion of distribution in the cellular wireless channel and increased sales of the Bluetooth® wireless headset for professional drivers to help them comply with legislation requiring hands-free mobile phone usage. The decline in Citizens Band radio sales was due to a leveling of the demand for the 29 LX, introduced in early 2011, which was partially offset by sales of two new LX models, the 25 LX and the 29 LX BT. The significant increase in European sales was largely due to higher sales of Two-Way radios and Detection products into England, Russia and Sweden.

Gross profit increased $2.2 million, or 19.6 percent, to $13.7 million for the first six months of 2012, while gross margin improved by 2.2 points to 28.5 percent from 26.3 percent in the prior year’s period. The gross margin improvement was primarily the result of a favorable product mix domestically, because of increased sales of higher-margin new GPS Mobile and Detection products, as well as higher gross margin for Citizen Band radios, driven by the new LX models. Also contributing to the gross margin improvement were increased European sales of higher-margin radar detectors.

Selling, general and administrative expense increased $1.0 million, or 9.1 percent, to $12.4 million for the first six months of 2012 compared to $11.4 million in the prior year’s period and, as a percentage of net sales, was 25.8 percent and 26.2 percent, respectively. Variable selling costs increased $183,000, or 9.2 percent, mainly as a result of higher sales. Fixed selling, general and administrative expenses increased $854,000, or 9.1 percent, primarily because of higher professional fees, payroll expense (for headcount additions in engineering and marketing to support new product development) and deferred compensation expense, driven by higher incentive bonuses paid at the end of 2011.

Interest expense was $488,000 for the first half of 2012 compared to $523,000 for the year ago period. The decrease was primarily a result of the lower level of debt outstanding for the first half of 2012 as compared to the year ago period. Other income for the first six months of 2012 increased by $249,000, mainly due to higher CSV income.

The Cobra segment’s pre-tax earnings for the first half of 2012 improved $1.5 million when compared to the prior year. For the six month period ending June 30, 2012, the Cobra segment’s pre-tax earnings totaled $1.1 million compared to the $389,000 loss reported for same period last year.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales decreased $385,000, or 4.9 percent, to $7.4 million in the first half of 2012 compared to the same period last year. Lower sales of Satellite Navigation, GPS products, Outdoor Leisure products, and lower download revenue were partially offset by higher sales of the AVN units.

Gross profit increased $178,000, or 6.9 percent, to $2.7 million for the first six months of 2012 and gross margin increased 4.1 points to 37.1 percent from 33.0 percent in the prior year. The gross margin improvement was due to favorable product mix and lower amortization expenses for intangible assets related to PPL’s acquisition.

Selling, general and administrative expenses decreased to $2.4 million for the six-month period of 2012 from $2.5 million for the prior year and as a percentage of net sales, were 32.6 percent and 32.2 percent, respectively. The decrease in expense was mainly due to lower advertising and promotional costs. Other income for the first half of 2012 decreased $61,000 compared to 2011, principally due to lower foreign exchange income in 2012 as compared to 2011.

As a result of the above, the PPL segment had pre-tax earnings of $365,000 for the six months ending June 30, 2012 compared to pre-tax earnings of $156,000 for the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Credit Agreement provides a $30.0 million revolving asset-based credit facility. Refer to Note 5, Financing Arrangements, for additional information.

At June 30, 2012, the Company had interest bearing debt outstanding of $14.2 million borrowed under the Credit Agreement. As of June 30, 2012, credit availability was approximately $11.2 million under the Credit Agreement. Additionally, the Company’s Credit Agreement permits an “overadvance” of up to $1.0 million for sixty consecutive days.

For the six months ending June 30, 2012, net cash flows provided by operating activities totaled $7.5 million. Net cash inflows from operations and non-cash add-backs included net earnings of $1.2 million, non-cash depreciation and amortization of $2.0 million, a decrease in accounts receivable of $7.1 million and a decrease in inventory of $1.4 million. Offsetting these inflows was a decrease in accounts payable and accrued liabilities of $4.0 million. The decrease in accounts receivable was due to the normal collection of year-end receivables and lower sales for the second quarter of 2012 as compared to the fourth quarter of 2011. The decrease in inventory was mainly due to the higher sales for the first half of 2012 as compared to 2011. The decrease in accounts payable resulted from improved payables turnover and the implementation of a cost reduction program with one of Cobra’s larger vendors starting January 2012 that allowed discounts for earlier payments of finished goods invoices. The decrease in accrued liabilities was attributable to year-end management incentive payments and lower promotional and warranty accruals due to the sales decline from the prior year’s fourth quarter.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its Credit Agreement will be sufficient in 2012 to fund its working capital needs.

Net cash used in investing activities for the first half of 2012 totaled $1.4 million. Property, plant and equipment additions, which totaled $685,000, included building improvements, tooling, and a new telephone system in the Chicago office. Premiums for life insurance totaled $357,000 and intangible asset additions which totaled $329,000 included in-house development of software for new products, patents and trademarks.

Net cash used in financing activities for the six months ending June 30, 2012 totaled $4.3 million and mainly resulted from the reduction of its bank debt.

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

As of June 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2012.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6. Exhibits

a)	Exhibit 10.1 Employment Agreement between Cobra Electronics Corporation and James R. Bazet, dated June 20, 2012 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2012 (File 0-511) and hereby incorporated by reference.

b)	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

c)	Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

d)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

e)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

f)	Exhibit 101 Financial statements and footnotes formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ Robert J. Ben
Robert J. Ben
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

Dated: August 13, 2012

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1	Employment Agreement between Cobra Electronics Corporation and James R. Bazet, dated June 20, 2012 - Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2012 (File 0-511) and hereby incorporated by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101	Financial statements and footnotes formatted in XBRL (eXtensible Business Reporting Language).