Form 10-Q
period 2012-09-30
COBRA ELECTRONICS CORP
filed 2012-11-13
CIK 30828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of Common Stock of Registrant outstanding as of November 6, 2012: 6,610,580

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Operations - Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net sales	$27,672	$34,454	$83,174	$85,753
Cost of sales	19,893	24,155	58,949	61,430

Gross profit	7,779	10,299	24,225	24,323
Selling, general and administrative expense	7,475	7,952	22,315	21,847

Earnings from operations	304	2,347	1,910	2,476
Interest expense	(277)	(272)	(765)	(795)
Other income (expense)	336	(899)	685	(738)

Earnings before income taxes	363	1,176	1,830	943
Tax (benefit) provision	(201)	(202)	25	(133)

Net earnings	$564	$1,378	$1,805	$1,076

Net earnings per common share:
Basic	$0.09	$0.21	$0.27	$0.16
Diluted	$0.09	$0.21	$0.27	$0.16
Weighted average shares outstanding:
Basic	6,611	6,540	6,595	6,522
Diluted	6,633	6,540	6,610	6,522

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) - Unaudited

(In Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net earnings	$564	$1,378	$1,805	$1,076
Other comprehensive income (loss), net of tax:
Foreign currency translation	422	(356)	314	306
Interest rate swap	21	32	69	107

Other comprehensive income (loss)	443	(324)	383	413

Comprehensive income	$1,007	$1,054	$2,188	$1,489

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	September 30 2012	December 31 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$3,434	$1,033
Receivables, net of allowance for doubtful accounts of $631 in 2012 and $665 in 2011	17,894	23,400
Inventories, primarily finished goods, net	38,946	34,093
Other current assets	3,293	2,726

Total current assets	63,567	61,252
Property, plant and equipment, at cost:
Buildings and improvements	6,822	6,625
Tooling and equipment	19,895	19,191

	26,717	25,816
Accumulated depreciation	(21,574)	(20,679)
Land	230	230

Property, plant and equipment, net	5,373	5,367
Other assets:
Cash surrender value of life insurance policies	5,882	5,056
Deferred income taxes, non-current	402	297
Intangible assets	7,786	8,431
Other assets	239	192

Total other assets	14,309	13,976

Total assets	$83,249	$80,595

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	September 30 2012	December 31 2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Bank debt	$22,578	$18,655
Accounts payable	5,870	7,368
Accrued salaries and commissions	1,442	2,359
Accrued advertising and sales promotion costs	651	1,668
Accrued product warranty costs	1,039	1,191
Accrued income taxes	186	826
Deferred income taxes, current	169	12
Other accrued liabilities	2,955	2,854

Total current liabilities	34,890	34,933

Non-current liabilities:
Deferred compensation	7,730	7,392
Deferred income taxes, non-current	914	1,159
Other long-term liabilities	742	588

Total non-current liabilities	9,386	9,139

Total liabilities	44,276	44,072

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1 par value
Authorized: 1,000,000 shares
Issued: None	—	—

Common stock, $.33 1/3 par value
Authorized: 12,000,000 shares
Issued: 7,178,400 shares for 2012 and 7,107,400 shares for 2011
Outstanding: 6,610,580 shares for 2012 and 6,539,580 shares for 2011	2,392	2,368
Additional paid-in capital	21,203	20,965
Retained earnings	21,094	19,289
Accumulated other comprehensive loss	(1,879)	(2,262)

	42,810	40,360
Treasury stock, at cost (567,820 shares)	(3,837)	(3,837)

Total shareholders’ equity	38,973	36,523

Total liabilities and shareholders’ equity	$83,249	$80,595

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Cash Flows - Unaudited

(In Thousands)

	Nine Months Ended September 30
	2012	2011
Cash flows from operating activities:
Net earnings	$1,805	$1,076
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	2,743	2,866
Deferred income taxes	(233)	(365)
(Gain) loss on cash surrender value (CSV) of life insurance	(509)	512
Stock-based compensation	262	171
Non-controlling interests	—	(28)
Changes in assets and liabilities:
Receivables	5,574	48
Inventories	(4,634)	(4,746)
Other assets	(976)	45
Income tax refund	—	8
Accounts payable	(1,536)	(535)
Other liabilities	(2,434)	941

Net cash provided by (used in) operating activities	62	(7)

Cash flows from investing activities:
Property, plant and equipment	(948)	(941)
Premiums on CSV life insurance	(317)	(317)
Intangible assets	(523)	(891)

Net cash used in investing activities	(1,788)	(2,149)

Cash flows from financing activities:
Bank borrowings	3,922	2,130
Capital lease obligations	86	—

Net cash provided by financing activities	4,008	2,130
Effect of exchange rate changes on cash and cash equivalents	119	182

Net increase in cash	2,401	156
Cash at beginning of period	1,033	1,133

Cash at end of period	$3,434	$1,289

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$489	$530
Income taxes	$902	$131

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss) - Unaudited

(In Thousands)

		Additional		Accumulated
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance — December 31, 2011	$2,368	$20,965	$19,289	$(2,262)	$(3,837)	$36,523

Net earnings	—	—	1,805	—	—	1,805

Accumulated other comprehensive income:
Foreign currency translation adjustment	—	—	—	314	—	314
Interest rate swap, no tax benefit	—	—	—	69	—	69

Stock compensation expense	24	238	—	—	—	262

Balance — September 30, 2012	$2,392	$21,203	$21,094	$(1,879)	$(3,837)	$38,973

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the nine months ended September 30, 2012 and 2011

(Unaudited)

The consolidated financial statements for the nine months ended September 30, 2012 included herein have been prepared by Cobra Electronics Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of December 31, 2011 has been derived from the audited consolidated balance sheet as of that date. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

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

(2) SEGMENT INFORMATION

The Company operates in two business segments: (1) Cobra Consumer Electronics (“Cobra”) and (2) Performance Products Limited (“PPL”). The Cobra segment is comprised of Cobra Electronics Corporation, Cobra Hong Kong Limited and Cobra Electronics Europe Limited (“CEEL”). The Company has separate sales departments and distribution channels for each segment, which provide segment exclusive product lines to all customers for that segment. Currently, there are no intersegment sales. The financial information by business segment for the three months and nine months ended September 30, 2012 and 2011 follows:

Three months - 2012 vs. 2011

	2012			2011
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$23,962	$3,710	$27,672	$30,907	$3,547	$34,454
Cost of sales	17,494	2,399	19,893	21,886	2,269	24,155

Gross profit	6,468	1,311	7,779	9,021	1,278	10,299
Selling, general and administrative expense	6,202	1,273	7,475	6,749	1,203	7,952

Earnings from operations	266	38	304	2,272	75	2,347
Interest expense	(277)	—	(277)	(272)	—	(272)
Other income (expense)	315	21	336	(662)	(237)	(899)

Earnings (loss) before income taxes	304	59	363	1,338	(162)	1,176
Tax provision (benefit)	41	(242)	(201)	32	(234)	(202)

Net earnings	$263	$301	$564	$1,306	$72	$1,378

Nine months - 2012 vs. 2011

	2012			2011
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$72,071	$11,103	$83,174	$74,428	$11,325	$85,753
Cost of sales	51,901	7,048	58,949	53,949	7,481	61,430

Gross profit	20,170	4,055	24,225	20,479	3,844	24,323
Selling, general and administrative expense	18,631	3,684	22,315	18,141	3,706	21,847

Earnings from operations	1,539	371	1,910	2,338	138	2,476
Interest expense	(765)	—	(765)	(795)	—	(795)
Other income (expense)	632	53	685	(594)	(144)	(738)

Earnings (loss) before income taxes	1,406	424	1,830	949	(6)	943
Tax provision (benefit)	296	(271)	25	230	(363)	(133)

Net earnings	$1,110	$695	$1,805	$719	$357	$1,076

(3) MULTIPLE ELEMENT ARRANGEMENTS

The Company bundles the sale of its PPL trucker navigation and other selected PPL navigation products with ongoing access to its AURA speed camera database in order to allow those customers who so chose to update their databases for both navigation low bridge height data (perceived as critical to some professional drivers) and speed camera locations. However, in order to receive these updates to these fully functional products, customers must first register on PPL’s website. The Company deferred the revenue associated with the ongoing service period, which was considered a separate unit of accounting. Revenues deferred from this arrangement were calculated using the relative selling price method based on Vendor Specific Objective Evidence (“VSOE”). A summary of PPL’s deferred revenue at September 30, 2012 and December 31, 2011 follows:

	September 30, 2012	December 31, 2011
	(In Thousands)
Deferred revenue - PPL	$1,072	$928

In addition, the Company’s domestic business sells products bundled with access to the AURA database and mobile navigation products bundled with map updates. Revenues deferred from these arrangements were calculated using the relative fair market value methods. A summary of the deferred revenue for Cobra U.S. at September 30, 2012 and December 31, 2011 follows:

	September 30, 2012	December 31, 2011
	(In Thousands)
Deferred revenue - Cobra U.S.	$278	$214

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

The Company continues to review the need for a valuation allowance at each quarter-end. The U.S. operations were in a current year loss position for the most recent quarter and the nine month period ending September 30, 2012. Based on this and other relevant information, management concluded at September 30, 2012 that the Company did not meet the more likely than not criteria for concluding that the valuation allowance for its U.S. operations, which totaled $8.8 million at September 30, 2012 (compared to $9.0 million at December 31, 2011), was no longer required in part or total. The Company will continue to evaluate the need for a valuation allowance each quarter. Management believes that, if the favorable trend in operating results for U.S. operations continues, it may, based on all of the relevant information available, determine that it is more likely than not that the U.S. operations will be able to utilize all or a significant portion of its net deferred tax asset, resulting in a reduction to all or part of the valuation allowance and the recognition of a corresponding non-cash tax benefit.

(5) FINANCING ARRANGEMENTS

The Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, BMO Harris Bank N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto from time to time (the “Lenders”) on July 16, 2010. The Company amended the Credit Agreement to increase the borrowings available under the revolving loan facility from $25,000,000 to $30,000,000 on September 14, 2011. The Credit Agreement was further amended on April 16, 2012 to increase the letter of credit sublimit from $5,000,000 to $10,000,000. The revolving loan facility with a maturity date of July 16, 2013 remained unchanged at $30,000,000.

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

The Company’s Fixed Charge Coverage Ratio, which is based on adjusted EBITDA less capital expenditures and cash tax payments in relation to the sum of the cash interest paid and the capitalized lease obligation payments, for the first nine months of 2012, exceeded the required minimum ratio of 1.10 to 1.00 and all financial covenants for the first nine months of 2012 were satisfied.

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

The Company’s interest bearing debt outstanding and credit availability at September 30, 2012 were as follows:

September 30, 2012
Interest bearing debt	$22,578,000
Credit availability	$2,667,000

The borrowing base formula to determine credit availability includes the following:

Percentage of eligible accounts receivable	85.0%
The lesser of:
Percentage of lower of cost or market of eligible inventory	65.0%
Percentage of the appraised net orderly liquidation value of eligible inventory	85.0%
Percentage of commercial letters of credit	65.0%

The borrowing base is also subject to certain limitations and reserves established at the Lenders’ discretion. If necessary, the Credit Agreement permits an “overadvance” of up to $1,000,000 for sixty consecutive days.

The weighted average interest rate for the three and nine months ending September 30, 2012 and 2011, which includes the amortization charges associated with the terminated interest rate swap described in Note 7, Derivatives, are summarized as follows:

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Weighted average interest rate	4.7%	4.8%	4.9%	5.0%

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts receivable, accounts payable, interest-bearing debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximated their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its Credit Agreement approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit approximated fair value due to the short-term nature of the instruments. The fair value of letters of credit at September 30, 2012 and December 31, 2011 was as follows:

	September 30,	December 31,
	2012	2011
	(In Thousands)
Letters of credit at fair value	$4,661	$2,324

The Company’s hedging activity is limited to foreign currency purchases and an interest rate swap, when applicable. The Company engages in foreign currency hedging to minimize the risk that the eventual settlement of foreign currency transactions would be adversely affected by changes in exchange rates. The Company did not have any open foreign exchange contracts at September 30, 2012 and December 31, 2011.

The Company occasionally hedges foreign exchange exposures by entering into various short-term forward foreign exchange contracts. The instruments are carried at fair value in its Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria are recorded as a component of Accumulated Other Comprehensive Income (Loss) and reclassified into earnings in the same period during which the hedged transaction affected earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the three and nine month periods ending September 30, 2012 and 2011.

(7) DERIVATIVES

The Company transacts business globally with various manufacturing and distribution facilities. The Company may reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through derivative financial instruments. The Company currently does not use derivative financial instruments for trading or speculative purposes. The Company regularly monitors foreign exchange exposures and ensures forward contract amounts do not exceed the amounts of the underlying exposures.

The Company maintained an interest rate swap, which was terminated on July 16, 2010, to fix the interest rate for the term of the revolving credit facility and term loan under its previous Credit Agreement, thereby protecting the Company from future interest rate increases. The interest rate swap represented a cash flow hedge and was recorded at fair value and classified as a non-current liability. Changes in the recorded fair value of the interest rate swap were recorded to Accumulated Other Comprehensive Income (Loss). The termination cost of the interest rate swap will be amortized into interest expense through March 31, 2014. The interest amortization for the Company’s terminated interest rate swaps reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense (Income) during the three and nine months ending September 30, 2012 and 2011 was as follows:

	Three Months Ended		Nine Months Ended
Income Statement Location	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
Interest expense	$21	$32	$69	$107

(8) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of common stock. If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings (loss) per share. The earnings or loss per share for the three and nine months ending September 30, 2012 and 2011 follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
Net earnings	$564	$1,378	$1,805	$1,076

Weighted-average shares outstanding
Basic	6,611	6,540	6,595	6,522
Diluted	6,633	6,540	6,610	6,522

Basic earnings per share	$0.09	$0.21	$0.27	$0.16
Diluted earnings per share	$0.09	$0.21	$0.27	$0.16

The diluted earnings per share calculations include the incremental shares of common stock issuable upon the exercise of stock options that have a market price in excess of the exercise price. When the exercise price of an option exceeds its market price the incremental shares are excluded from the diluted earnings per share calculation. A summary of the options outstanding, the options includable and excludable from the diluted earnings per share calculations and the incremental shares included in the diluted earnings per share calculation for the three and nine months ending September 30, 2012 and 2011 follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
Options included in diluted earnings per share calculation	217	—	217	—

Options excluded from diluted earnings per share calculation	137	256	137	256

Total options	354	256	354	256

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
Incremental shares included in the diluted earnings per share	22	—	15	—

(9) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the three and nine months ending September 30, 2012 and 2011, Accumulated Other Comprehensive Loss included the foreign currency translation adjustment and an interest rate swap.

The cumulative balance of the Accumulated Other Comprehensive Loss at September 30, 2012 and December 31, 2011 follows:

	September 30, 2012	December 31, 2011
	(In Thousands)
Foreign currency translation adjustment	$(1,908)	$(2,222)

Interest rate swap	29	(40)

Total	$(1,879)	$(2,262)

(10) OTHER CURRENT ASSETS

The following table summarizes the components of other current assets at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(In Thousands)
Prepaid assets	$1,824	$2,156
Vendor and miscellaneous receivables	1,469	563
Deferred income taxes, current	—	7

	$3,293	$2,726

(11) COMMITMENTS AND CONTINGENCIES

The Company is subject to various unresolved legal actions which arise in the normal course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters cannot be determined at this time.

The Company’s outstanding inventory purchase orders with suppliers at September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
	(In Thousands)
Open purchase orders	$25,813	$15,712

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

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
	(In Thousands)
Accrued product warranty costs, beginning of period	$1,191	$923
Warranty provision	1,653	2,867
Warranty expenditures	(1,805)	(2,599)

Accrued product warranty costs, end of period	$1,039	$1,191

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

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
	(In Thousands)
Liquidation reserve, beginning of period	$999	$777
Liquidation provision	1,788	2,156
Liquidation of models	(1,816)	(1,934)

Liquidation reserve, end of period	$971	$999

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

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
	(In Thousands)
Net realizable reserve, beginning of period	$118	$206
NRV provision	350	315
NRV write-offs	(264)	(403)

Net realizable reserve, end of period	$204	$118

(13) INTEREST EXPENSE AND OTHER INCOME (EXPENSE)

The following table shows the components of Interest Expense for the three and nine months ending September 30, 2012 and 2011:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
Interest on debt	$(193)	$(181)	$(506)	$(513)
Amortization of loan fees	(63)	(59)	(190)	(175)
Interest rate swap amortization	(21)	(32)	(69)	(107)

	$(277)	$(272)	$(765)	$(795)

The following table shows the components of Other Income (Expense) for the three and nine months ending September 30, 2012 and 2011:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
CSV income (expense)	$274	$(671)	$509	$(512)
Foreign exchange income (expense)	17	(253)	48	(208)
Other - net	45	25	128	(18)

	$336	$(899)	$685	$(738)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary — Third Quarter

Operating earnings for the third quarter of 2012 totaled $304,000 compared to operating earnings of $2.3 million for the year ago quarter, a decrease of $2.0 million. Key factors contributing to the decrease in operating income were as follows:

•	Net sales decreased $6.7 million or 19.7 percent, mainly in the Cobra segment

•	Gross profit decreased $2.5 million mainly due to lower sales in the Cobra segment

•	Selling, general and administrative expenses decreased $477,000 or 6.0 percent, mainly due to lower variable selling expenses in the Cobra segment

Interest expense was essentially unchanged from the year ago quarter. Other income increased $1.2 million mainly due to the increase in cash surrender value (“CSV”) income for the life insurance policy the Company holds to fund deferred compensation programs for certain current and former officers of the Company and a foreign exchange gain. The combined impact of the unfavorable change in operating results and the increase in other income generated a $813,000 decrease in pre-tax earnings.

The Company’s consolidated tax benefit totaled $201,000 for the third quarter of 2012 and was essentially unchanged compared to the same quarter last year. The tax benefit for the third quarter of 2012 was mainly due to the return to provision variances for returns filed in the current quarter and the lower tax rate in the United Kingdom. Net earnings for the third quarter decreased $814,000, or $.12 per share, from 2011’s third quarter. For the three months ending September 30, 2012 the Company reported net earnings of $564,000, or $.09 per share, compared to earnings of $1.4 million, or $.21 per share, for the comparable prior year period.

Executive Summary — Nine Months

Operating earnings for the first nine months of 2012 totaled $1.9 million compared to operating earnings of $2.5 million for the year ago period, a decrease of $566,000. Key factors contributing to the decrease in operating income were as follows:

•	Net sales decreased $2.6 million or 3.0 percent, mainly in the Cobra segment

•	Gross profit decreased $98,000 as lower sales in the Cobra segment were nearly offset by improved margin and favorable mix in the Cobra segment

•	Selling, general and administrative expenses increased $468,000 or 2.1 percent, mainly due to fixed expenses in the Cobra segment

Interest expense was essentially unchanged from last year. Other income increased $1.4 million, mainly due to the increase in CSV income for the life insurance policy the Company holds to fund deferred compensation programs for certain current and former officers of the Company and a foreign exchange gain. The combined impact of the improved operating results and the increase in other income generated a $887,000 increase in pre-tax earnings.

The Company’s consolidated tax expense totaled $25,000 for the first nine months of 2012 compared to a $133,000 tax benefit for the same period last year. The tax expense for the first nine months of 2012 was mainly due to the profitability of CEEL.

Net earnings for the first nine months of 2012 improved $729,000, or $.11 per share, from 2011. For the nine months ending September 30, 2012 the Company reported net earnings of $1.8 million, or $.27 per share, compared to net earnings of $1.1 million, or $.16 per share, for the comparable prior year period.

Valuation Allowance

The U.S. operations were in a current year loss position for the most recent quarter and the nine month period ending September 30, 2012. Based on this and other relevant information, management concluded at September 30, 2012 that the Company did not meet the more likely than not criteria for concluding that the valuation allowance for its U.S. operations, which totaled $8.8 million at September 30, 2012 (compared to $9.0 million at December 31, 2011), was no longer required in part or total. The Company will continue to evaluate the need for a valuation allowance each quarter. Management believes that, if the favorable trend in operating results for U.S. operations continues, it may, based on all of the relevant information available, determine that it is more likely than not that the U.S. operations will be able to utilize all or a significant portion of its net deferred tax asset, resulting in a reduction to all or part of the valuation allowance and the recognition of a corresponding non-cash tax benefit.

EBITDA

The following table shows the reconciliation of net earnings to EBITDA and EBITDA As Defined for the three and nine months ending September 30, 2012 and 2011:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
Net earnings	$564	$1,378	$1,805	$1,076
Depreciation/amortization	768	1,009	2,743	2,866
Interest expense, excluding loan fee amortization	214	213	575	620
Income tax (benefit) provision	(201)	(202)	25	(133)

EBITDA	1,345	2,398	5,148	4,429
Stock option expense	65	29	262	171
CSV (income) expense	(274)	671	(509)	512
Other non-cash items	172	(62)	(31)	(141)

EBITDA As Defined	$1,308	$3,036	$4,870	$4,971

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

Third Quarter — 2012 vs. 2011

The following table summarizes sales and pre-tax income by business segment for the three months ending September 30, 2012 and 2011:

					2012 vs. 2011
	2012		2011		Increase
	(In Thousands)
	Net	Pre-tax	Net	Pre-tax	Net	Pre-tax
Business Segment	Sales	Income	Sales	Income (Loss)	Sales	Income
Cobra	$23,962	$304	$30,907	$1,338	$(6,945)	$(1,034)
PPL	3,710	59	3,547	(162)	163	221

Total Company	$27,672	$363	$34,454	$1,176	$(6,782)	$(813)

Cobra Business Segment

Net sales decreased $6.9 million, or 22.5 percent, in the third quarter of 2012 to $24.0 million compared to $30.9 million in the third quarter of 2011. The decrease was mainly in domestic net sales, driven by declines in sales of Citizens Band radios and Trucker Navigation, which dropped 31.6 percent and 67.1 percent, respectively. The decrease was also partially due to slowing sales at travel centers driven by reduced discretionary spending by professional drivers, resulting from higher fuel prices and a softening in truck tonnage shipments as manufacturing output dropped and inventories throughout the supply chain increased. Also, contributing to the decline in Citizens Band radio sales was a large sale of a new limited edition model in the prior year’s quarter that was not repeated in the current year’s quarter. In addition, a contributor to the decline in Trucker Navigation sales was a large return of unsold units of two older models, the sell through of which slowed considerably in the market place due to the slowing sales at travel centers during the current quarter as well as the impact of the introduction of two new models, the 6000 PRO HD and the 8000 PRO HD, in the second quarter of 2012. Partially offsetting some of the decline in domestic net sales were higher European sales, up 4.8 percent because of an increase in PMR two-way radios and detectors into Eastern Europe.

Gross profit decreased $2.6 million, or 28.3 percent, to $6.5 million for the third quarter of 2012, while gross margin decreased 2.2 points to 27.0 percent from 29.2 percent in the prior year’s quarter. The gross margin decrease was due to an unfavorable domestic product mix, principally driven by the declines in Citizens Band radio and Trucker Navigation sales, which was partially offset by gross margin improvements for Citizens Band radios, Detection and GMRS Two-Way radios. Contributing to the overall gross margin decrease was a lower gross margin at CEEL, primarily because of foreign exchange losses compared to foreign exchange gains in the third quarter of 2011.

Selling, general and administrative expense decreased $547,000, or 8.1 percent, to $6.2 million for the third quarter of 2012 compared to $6.7 million in the prior year’s quarter and, as a percentage of net sales, were 25.9 percent and 21.8 percent, respectively. Decreases in variable selling expenses of $743,000, primarily because of lower domestic sales, and management incentive expenses of $266,000, due to the decline in consolidated operating income, were partially offset by higher engineering and fixed marketing expenses for supporting new products.

Interest expense was essentially unchanged from the year ago period. Other income for the third quarter of 2012 increased by $977,000, mainly due to $274,000 of CSV income in 2012 compared to $671,000 of expense in 2011.

The Cobra segment’s pre-tax earnings for the third quarter of 2012 decreased $1.0 million when compared to the prior year’s third quarter. For the three month period ending September 30, 2012, the Cobra segment’s pre-tax earnings totaled $304,000 compared to the $1.3 million reported for the three month period ending September 30, 2011.

Performance Products Limited (“PPL”) Business Segment

Net sales for the third quarter of 2012 increased $163,000, or 4.6 percent, to $3.7 million from $3.5 million for the third quarter of 2011. The increase was primarily due to higher Satellite Navigation net sales, up 14.6 percent, primarily because of increased sales of the S7000 and sales of two new models, the S8000 and DB8500, introduced late in the third quarter. Partially offsetting the higher Satellite Navigation net sales were lower net sales of GPS products, due to manufacturing delays for two new products, Cobra iRadar™ and S250 GPS watch. Also partially offsetting the higher Satellite Navigation net sales were lower Outdoor Leisure product net sales due to declines in net sales of GPS tracking and golf range-finder unit in part due to one of the wettest summers on record, which dampened demand for these products.

Gross profit increased $33,000, or 2.6 percent, to $1.3 million for the third quarter of 2012, while gross margin declined 0.7 points to 35.3 percent from 36.0 percent in the prior year’s quarter. The decline in gross margin was attributable to an increase in mapping royalty expense and the effect of higher deferral of bundled revenue.

Selling, general and administrative expenses for the third quarter of 2012 increased to $1.3 million from $1.2 million for the third quarter of 2011 and as a percentage of net sales were 34.3 percent and 33.9 percent, respectively. The increase compared to the prior year’s quarter was attributable mainly to increases in management incentive expense and advertising and promotion expenses.

Other income for the third quarter of 2012 increased $258,000 compared to the third quarter of 2011, principally due to foreign exchange gains in 2012 compared to foreign exchange losses in 2011.

As a result of the above, the PPL segment had pre-tax earnings of $59,000 for the third quarter of 2012 compared to a pre-tax loss of $162,000 for the third quarter of 2011.

Nine Months — 2012 vs. 2011

The following table summarizes sales and pre-tax income by business segment for the nine months ending September 30, 2012 and 2011:

					2012 vs. 2011
	2012		2011		Increase
	(In Thousands)
Business Segment	Net Sales	Pre-tax Income	Net Sales	Pre-tax Income (Loss)	Net Sales	Pre-tax Income
Cobra	$72,071	$1,406	$74,428	$949	$(2,357)	$457
PPL	11,103	424	11,325	(6)	(222)	430

Total Company	$83,174	$1,830	$85,753	$943	$(2,579)	$887

Cobra Business Segment

Net sales decreased $2.4 million, or 3.2 percent, in the first nine months of 2012 to $72.1 million compared to $74.4 million in the first nine months of 2011. The decrease resulted from lower sales of domestic Citizens Band radios, down 19.8 percent, partially offset by higher CEEL sales, up 25.5 percent. Citizens Band radio sales were lower due to several factors, including sluggish sales at travel centers as discretionary spending by professional drivers fell due to higher fuel prices and a softening in truck tonnage shipments, the leveling of the demand for the popular 29 LX, introduced in early 2011, and a large sale of a new limited edition model in the prior year’s period that was not repeated in the current year’s period. Strong sales of radar detectors and PMR two-way radios (up 27.5 percent and 22.6 percent, respectively) into Western and Eastern Europe drove the higher CEEL sales.

Gross profit decreased $309,000, or 1.5 percent, to $20.2 million for the first nine months of 2012, while gross margin improved by 0.5 points to 28.0 percent from 27.5 percent in the prior year’s period. The gross margin improvement was primarily the result of higher domestic gross margins for Citizens Band radios, Detection and GMRS two-way radios. The higher gross margin for Citizens Band radios was driven in part by the introduction of two new LX models, including the high-margin 29 LX BT, the first-ever Citizens Band radio with Bluetooth® technology that allows drivers a better way to have phone conversations on the road because calls from a mobile phone are synched with the CB radio. Detection gross margin increased in part due to the introduction of new, high-margin products, including the new Cobra Vedetta™ series of detectors, which all have a 2.4-inch thin film transistor color LCD display that allows mounting virtually anywhere on the windshield or dash, and new Cobra iRadar models, including the iRadar 200, which is universally compatible with iOS and Android™. GMRS two-way radios gross margin was higher primarily because of lower airfreight in the current year’s period compared to the prior year’s period. Also, contributing to the gross margin improvement was the favorable mix impact due to of the increased sales of high margin products at CEEL.

Selling, general and administrative expense increased $490,000, or 2.7 percent, to $18.6 million for the first nine months of 2012 compared to $18.1 million in the prior year’s period and, as a percentage of net sales, was 25.9 percent and 24.4 percent, respectively. The increase was due to higher fixed selling, general and administrative expense, partially offset by lower variable selling expenses because of the lower sales. Fixed selling, general and administrative expenses increased principally because of higher engineering, trade show, public relations and media expenses to support new products as well as higher professional fees and deferred compensation expense.

Interest expense was $765,000 for the first nine months of 2012 compared to $795,000 for the year ago period. Other income for the first nine months of 2012 increased by $1.2 million, mainly due to higher CSV income.

The Cobra segment’s pre-tax earnings for the first nine months of 2012 improved $457,000 when compared to the prior year. For the nine month period ending September 30, 2012, the Cobra segment’s pre-tax earnings totaled $1.4 million compared to the pre-tax earnings of $949,000 reported for same period last year.

Performance Products Limited (“PPL”) Business Segment

PPL’s net sales decreased $222,000, or 2.0 percent, to $11.1 million in the first nine months of 2012 compared to the same period last year. This decrease reflected the impact of an unfavorable swing in the pounds sterling exchange rate as well as lower net sales of GPS and Outdoor Leisure products.

Gross profit increased $211,000, or 5.5 percent, to $4.1 million for the first nine months of 2012 and gross margin increased 2.6 points to 36.5 percent from 33.9 percent in the prior year. The gross margin improvement was due to an improved product mix and lower amortization expense attributable to certain fully amortized acquisition related intangible assets.

Selling, general and administrative expenses were essentially unchanged from the year ago period and totaled $3.7 million and as a percentage of net sales, were 33.2 percent and 32.7 percent, respectively.

Other income for the first nine months of 2012 increased $197,000 compared to 2011, principally due to foreign exchange gains in 2012 compared to foreign exchange losses in 2011.

As a result of the above, the PPL segment had pre-tax earnings of $424,000 for the nine months ending September 30, 2012 compared to a pre-tax loss of $6,000 for the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, the Company had interest bearing debt outstanding of $22.6 million borrowed under the Credit Agreement. As of September 30, 2012, credit availability was approximately $2.7 million under the Credit Agreement. Additionally, the Company’s Credit Agreement permitted an “overadvance” of up to $1.0 million for sixty consecutive days.

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

For the nine months ending September 30, 2012, net cash flows provided by operating activities totaled $62,000. Net cash inflows from operations and non-cash add-backs included net earnings of $1.8 million, non-cash depreciation and amortization of $2.7 million, and a decrease in accounts receivable of $5.6 million. Offsetting these inflows was an increase in inventory of $4.6 million, a decrease in accounts payable and other liabilities of $4.0 million and an increase in other assets of $1.0 million. The decrease in accounts receivable was due to the normal collection of year-end receivables and lower sales for the third quarter of 2012 as compared to the fourth quarter of 2011. The increase in inventory was mainly due to the holiday season build-up and lower than anticipated sales for the first nine months of 2012 as compared to 2011. The decrease in accounts payable resulted from improved payables turnover and the implementation of a cost reduction program with one of Cobra’s larger vendors starting January 2012 that allowed discounts for earlier payments of finished goods invoices. The decrease in other liabilities was attributable to year-end management incentive payments and lower promotional and warranty accruals due to the sales decline from the prior year’s fourth quarter.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its Credit Agreement will be sufficient in 2012 to fund its working capital needs.

Net cash used in investing activities for the first nine months of 2012 totaled $1.8 million. Property, plant and equipment additions, which totaled $948,000, included building improvements, tooling, and a new telephone system in the Chicago office. Premiums for life insurance totaled $317,000 and intangible asset additions which totaled $523,000 included in-house development of software for new products, patents and trademarks.

Net cash provided by financing activities for the nine months ending September 30, 2012 totaled $4.0 million and mainly resulted from additional bank borrowings.

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

As of September 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2012.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 13, 2012

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