Form 10-K
period 2012-12-31
COBRA ELECTRONICS CORP
filed 2013-03-18
CIK 30828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2012, was $29,020,446.

The number of shares of Registrant’s Common Stock outstanding as of March 8, 2013 was 6,610,580.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 7, 2013, are incorporated by reference into Part III of this Report.

PART I

Item 1.  Business

General

Cobra Electronics Corporation (the “Company”), incorporated in Delaware in 1961, is traded on The NASDAQ Stock Market under the symbol “COBR”. The Company is a leading designer and marketer of two-way mobile communications and mobile navigation products in the United States, Canada and Europe, holding the number one or strong number two position in each of its longstanding product lines and targeting a similar position for marine VHF radios, photo-enforcement detection and mobile navigation for professional drivers. Cobra® is a leading brand in Citizens Band radios, radar detectors, speed camera detection, truck navigation and two-way radios. Performance Products Limited (“PPL”), a wholly-owned subsidiary based in the UK, designs and markets mobile navigation, photo-enforcement and detection products primarily under the Snooper® brand in the UK and elsewhere in Europe. The Company’s AURA® database of photo-enforcement locations and road hazards covers the United States, Canada and most of Europe. The Company has a track record of over 50 years of innovation and the development of award-winning products and is an industry leader in developing technology applications that serve consumers’ needs in the following product lines:

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

Recent Developments

Innovation remains the hallmark of the Company’s success, as demonstrated by just a few of its recent product introductions and other recent developments. The Company expects to continue attracting new customers with innovative product extensions and new product categories. Cobra was recognized with a Design and Engineering Award from the Consumer Electronics Association (“CEA”) at the 2013 Consumer Electronics Show. The product recognized was the Cobra iRadar® S-Series radar/laser/camera detector, S200R. This new version of the Cobra iRadar is the world’s first under-the-hood radar detector to utilize a Bluetooth® wireless connection to a smartphone. This state-of-the-art design is for drivers who want the ultimate in radar/laser/camera detection without having to mount the unit on the windshield or dashboard of their vehicle. Similar to the Cobra iRadar 200, which was introduced in the Spring of 2012 and is fully compatible with both iOS and AndroidTM smartphones, the S200R detector connects to a free companion app that allows users to connect to the Cobra iRadar Community — the largest and most active crowd-sourcing community of smart detection users — and share valuable information with nearby users regarding live police and camera enforcement locations, dangerous intersections and other caution areas. In June 2012, the Snooper Truckmate TM S7000 was recognized by Trucking Magazine with a Trucking Test Winner Award and a 5-star rating for the third year running.

The Company’s 2013 product line will include the following new products:

Cobra Segment

•

An entire new line of two-way (GMRS) radios for the domestic market: CX-112, CXT-145, CX-312, CXT-345, CXT-390 and CXT-545 and an entire new line of two-way (PMR) radios for the European market: MT 245 VP, MT 645 VP and MT 690 VP T

•	75 ST EU Citizens Band radio for the European market

•	New marine products: MR HH 350 FLT, MR HH 500 FLT BT handheld VHF marine radios (including models specifically for Europe); MR HH 450 DUAL and MR HH 450 DUALCAMO dual-band GMRS/VHS all-terrain radios

•	New detection products: SP-X 5300, SP-X 5400 and SP-X 5500 ultra-compact radar/laser detectors; and Cobra iRadar radar/laser detectors, iRad 200, S200R and iRad 900

•	Cobra AirWave TM Bluetooth music receiver

PPL Segment

•	Cobra iRadar, S200R

•	S8000 Truckmate and VenturaTM

•	S8500 Truckmate and Ventura with DAB radio

•	Shotsaver SG250 Golf GPS watch and SR200 Training watch

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

Research and Development

Research and product development expenditures, as well as non-capitalized engineering costs, are expensed as incurred and amounted to $2.0 million in 2012, $1.6 million in 2011 and $1.6 million in 2010.

Patents and Other Intellectual Property

Patents and other intellectual property can be important marketing, merchandising and competitive tools across a broad range of products, but particularly for the Company’s newer products such as the Cobra iRadar, AURA and Bluetooth products. Whenever the Company develops a unique design or technology, patents are applied for to preserve exclusivity. In 2012, the Company announced that it was awarded a U.S. patent covering wireless communication and connectivity between traditional Citizens Band radios and cellular telephones. The Company was also awarded a U.S. patent on the connectivity with a cellular telephone of a marine communication device. In addition, the Company was awarded three design patents, one in the United States, one in Hong Kong and one in China, covering a radar detector with a fold-out display, which is a design used in the Company’s VedettaTM series of radar/laser detectors.

The Company’s two-way radios, detectors, Citizens Band radios, HighGear® accessories, GPS receivers, marine electronic products and mobile navigation devices are marketed globally under the Cobra brand name. The Cobra trademark is registered in the United States, most European countries, China, as well as other jurisdictions. The Company believes the Cobra trademark, which is indefinitely renewable, is a significant factor in the successful marketing of its products.

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

Employees

As of December 31, 2012, the Company employed 115 persons in the United States and 41 persons in its international operations. None of the Company’s employees are a member of a union.

Information by Segment and Geographic Area

The consolidated entity consists of Cobra Electronics Corporation and its subsidiaries in Hong Kong, Ireland and the United Kingdom. The Company segregates and reports its operating results into the Cobra Consumer Electronics (“Cobra”) business segment, which sells under the Cobra brand name, and the Performance Products Limited (“PPL”) business segment, which sells under the Snooper brand name. The Cobra segment is comprised of Cobra Electronics Corporation, Cobra Electronics (HK) Limited (“CHK”) and Cobra Electronics Europe Limited (“CEEL”).

Long–lived assets located outside of the United States totaled $5.9 million and $6.4 million at December 31, 2012 and 2011, respectively. International sales, primarily in Canada and Europe (including those of PPL), were $34.6 million, $33.8 million and $29.1 million in 2012, 2011, and 2010, respectively. For additional financial information about business segment and geographic areas, see Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Cobra Segment

Principal products marketed under the Cobra trade name include:

•	Radar detection

•	Photo-enforcement and safety detection

•	Mobile navigation for professional drivers

•	Citizens Band radios

•	Power inverters

•	Two-way radios

•	Marine electronics

•	Wireless solutions and mobile app products

In the United States, Cobra competes primarily with various manufacturers and distributors of consumer electronics products, principally on the basis of technology, product performance, product features and consumer value, and expects the market for its products to remain highly competitive. Cobra’s products are distributed through a strong, well-established network of over 300 retailers and distributors in more than 75 countries, located primarily in the United States, representing nearly 55,000 storefronts where Cobra products can be purchased. Approximately 50 percent of the Company’s sales are made directly to retailers, such as general merchandisers, mass marketers, consumer electronics specialty stores, warehouse clubs, television home-shopping and internet retailers, direct-response merchandisers, home centers, specialty stores and a major travel center. Most of the remaining sales are through two-step wholesale distributors that carry Cobra products to fill orders for travel centers, small department stores and appliance dealers, independent wireless agents and for export and marine products. Cobra’s primary sales force is composed of independent sales representatives, directed by Cobra national accounts managers, who work on a straight commission basis. In both Canada and Europe, as well as elsewhere throughout the world, the Company utilizes distributors, which sell primarily to retailers. Cobra’s return policies and payment terms are similar to those of other companies serving the consumer electronics market. Cobra products generally must be shipped within a short time after an order is received and, as a result, order backlog is not significant.

As a percentage of consolidated net sales, sales to DAS Companies, Inc. (“DAS”) were 12.9 percent for 2012 and 14.6 percent for 2011 and sales to Wal-Mart Stores, Inc. (“Wal-Mart”) were 9.7 percent for 2012, 11.4 percent for 2011 and 11.1 percent for 2010.

Radar Detection

Cobra is the number one brand in the domestic market for integrated radar/laser detectors and commands a leading market share by offering innovative products with the most advanced features and technologies, including full color OLED displays, touchscreen, car battery voltage meter, 8-point GPS compass, Voice AlertTM technology, LaserEye® 360 degree detection, Safety Alert® and Strobe Alert® technologies and the AURA Camera and Driving Hazard Database that warns drivers of fixed speed and red light cameras, known speed traps and dangerous intersections across the United States and Canada. In addition, Cobra’s integrated radar/laser detectors incorporate technologies that reduce false alerts in densely populated urban areas (Quad-Level IntelliShield® False Signal Filtering technology), including a relative-speed-sensing auto mute system (IntelliMute® technology).

The Cobra iRadar Detection System, introduced in the fourth quarter of 2010, was the first detection system to combine radar, laser, and speed and red light camera detection technology with iPhone® and Android smartphones using Bluetooth wireless technology. The system uses a dash-mounted smart detector unit paired via Bluetooth to an intuitive smartphone app. Together they detect police radar/laser signals and notify users in real-time of upcoming caution areas, excessive vehicle speed, live police and photo enforcement areas, and then automatically share caution information with other iRadar users nearby. The app also allows the driver to control the iRadar detector’s settings and access to the AURA redlight and speed camera database. Location-based crowd sourcing database capabilities that store location-based signals from the Cobra iRadar Community, offered as an enhancement in the latter part of 2011, stores location-based signals from the Cobra iRadar user community and allows sharing of information with other users. Further enhancements allow the Cobra iRadar Community to report and warn other users of police, caution areas and photo-enforcement areas in real-time; when iRadar detects a safety alert or caution, it automatically shares the information with other iRadar Community users nearby. Cobra received a 2012 CES Innovation Award for Cobra iRadar Community. In 2013, Cobra will continue to expand its iRadar product line with innovative new hardware designs and application features. Like with other smartphone applications and app-based accessory products, the Company knows its users will expect new and exciting functionality with each app release.

The 2012 detection line-up included five new models, three Vedetta series models, the SLR 500, SLR 600 and SLR 650G, and the SSR 80 and XRS 9695. The Vedetta models have a 30 percent increase in performance over Cobra’s prior flagship model, and feature a 2.4-inch color LCD, touch-sensor controls, multi-axis display hinge with super suction cup/ball socket mounting bracket (which allows the driver to mount the detector virtually anywhere on the windshield or dash of their automobile), IntelliShield Quad-Level City Mode, POP Detection, IntelliMute, battery voltage meter and Voice Alert. The SLR 600 also has an 8-point magnetic compass while the SLR 650G adds an integrated GPS receiver with the AURA redlight and speed camera database. Price points for the Vedetta series models start at less than $200. The SSR 80 is an entry level model with a price point under $50 and is a 9 Band® radar/laser detector that features LaserEye 360 laser detection, VG-2 alert and an 8-LED ultra-bright data display. The XRS 9695, with a price point under $150, is a 15-Band® XRS® ultra performance digital radar/laser detector with DigiView® Text Display, IntelliMute, IntelliShield, an 8-point electronic compass and POP Mode Radar Gun Detection.

Photo-Enforcement and Safety Detection

Cobra began marketing a database of photo-enforcement locations as a feature of its high-end radar detectors in 2008. Based on consumer response, Cobra rolled out the AURA database, the only verified photo-enforcement database in the United States and Canada, in January 2009. AURA provides the capability to offer a unique feature to the Company’s top-selling line of radar detectors and its mobile navigation products for the professional driver.

Mobile Navigation for Professional Drivers

The Company’s mobile navigation strategy is to pursue a worldwide trucking navigation platform that can be shared with Cobra and PPL, therefore allowing lower overall development costs. Accordingly, Cobra continued to extend its focus on the professional driver by introducing two new models, the 8000 Pro HD in July 2012 and the 6000 Pro HD in August 2012. The 8000 Pro HD is a 7-inch screen GPS navigation system while the 6000 Pro HD is a 5-inch screen GPS navigation system, both aimed at meeting the needs of the professional driver. Both models have a thin, lightweight and bright high-definition touch screen display, truck-optimized route guidance, live and predictive traffic congestion information, free lifetime map updates and lifetime access to Cobra’s AURA national database of speed/red light cameras, dangerous intersections and known speed trap locations. Other key features for both models include: Junction View with Lane Assist, providing drivers with 3D images of upcoming highway junctions as well as lane guidance and enhanced turn-by-turn directions; multi-point routing, which provides optimal routing for multiple destinations to reduce fuel cost; more than 33,000 trucker-friendly points-of-interest, based on data provided by ProMiles® and TruckDownTM; state mileage log to track miles within a state for IFTA reporting; and hours-of-service timers for drivers to track their on-duty, off-duty and driving time for regulatory compliance.

Citizens Band Radios

Cobra is the leading brand in the domestic Citizens Band radio market. Most of this market is for mobile Citizens Band radios purchased primarily by professional truck drivers. The remaining part of the domestic market is for hand-held Citizens Band radios used for sport and recreational activities. Cobra has a history of being the technology leader in this market, and Cobra Citizens Band radios feature NOAA all hazard alert radio, patented SoundTracker® noise reduction, NightWatch® illumination, and patented Bluetooth wireless technology.

In 2010, the Company introduced a 50th Anniversary Limited Edition Citizens Band radio, the 29 LX LE, which featured a revolutionary new design, for which the Company received a design patent in 2011, as well as other innovative features such as a four-color LCD display, an ergonomic microphone, a weather alert scan and an industry first, Radio Check Diagnostic, which allows drivers to monitor RF output, SWR setting and battery voltage. The innovative 29 LX LE proved so popular with professional drivers that it was brought back permanently into line as the 29 LX in 2011. In 2012, two new LX models were introduced, the 29 LX BT and the 25 LX. Based on the 29 LX CB radio platform, the new 29 LX BT has been engineered to comply with the new hands-free cell phone usage legislation and includes an array of features to meet these requirements, including: Bluetooth wireless connectivity that allows professional drivers to connect the 29 LX BT to their mobile phone for in-and out-bound hands-free mobile calling; one-touch Bluetooth operation that allows for the initiation and termination of mobile calls with the push of a button; Caller ID with voice to provide a voice announcement of incoming callers, along with Caller ID display; and text-to-speech conversion that supports listening to incoming email messages and responding to emails by simply talking (requires a third party app download). The 29 LX BT leverages the design and features of the 29 LX model in a compact and affordable Citizens Band radio.

In 2011, Cobra unveiled its Remote Citizen Band radio Microphone System, the CA MS4, for the standard 4-pin CB radio from Cobra and other manufacturers. The remote Citizen Band radio microphone system includes a retractable cord, state-of-the art boom microphone with noise cancelling technology, and a heavy–duty push-to-talk button that allows drivers to operate their Citizens Band radio without moving their hands or taking their eyes off the road. In 2012, Cobra introduced a new wireless Citizen Band Microphone System, the CA BTCB4, which, like the CA MS4, works for the standard 4-pin CB radio from Cobra and other manufacturers. This new system consists of a lightweight and ergonomic Bluetooth and RF-capable headset (compatible with virtually any Bluetooth-enabled cell phone), featuring a state-of-the-art boom mike with integrated noise canceling technology, and a heavy-duty push-to-talk (“PTT”) button that keys the Citizens Band radio microphone. With the PTT unit attached to the gear shift lever and the headset and boom microphone placed on the driver’s head, professional drivers can safely conduct Citizens Band radio conversations wirelessly. Additionally, the Bluetooth headset supports hands-free cell phone usage for both in-bound and out-bound one-touch calling, and can be paired to virtually any Bluetooth-enabled cell phone.

Cobra looks for opportunities to introduce limited edition Citizens Band radios to drive incremental sales. Historically, Cobra has licensed Harley-Davidson®, Dale Earnhardt® and Dale Earnhardt Jr.® trademarks for this purpose. In addition, in 2011, the Company introduced a limited edition LX model, the 29 LX CHR LE, a 29 LX in a sleek chrome cabinet.

In 2009, the Company launched its first Citizens Band radio made specifically for the European market. In 2012, the Company added the 29 LX EU and will add a third model to the line in 2013.

Power Inverters

In 1997, the Company introduced its first line of power inverters, which permit users to power devices requiring 120-volt AC power, such as computers, video games and appliances, using the 12-volt outlet in a vehicle. Cobra’s broad range of products, with the smallest footprint in the industry, extends from low power 130 watt requirements to applications that draw as much as 2,500 watts. For example, the CPI 150 micro size inverter includes a USB port for an iPod®, Blackberry®, mobile phones, laptops and many more USB devices and is available for sale at most major airports in the United States. The CPI 2500 is used by many professional drivers and can power microwaves, refrigerators and other small appliances. All inverter models offered include USB output and provide Pentagon® protection, which includes reverse polarity, low voltage, over voltage, temperature and low voltage alarm.

Two-Way Radios

Cobra two-way radios feature the smallest high-powered lithium ion battery powered radios, VibrAlert® silent vibrating alert, Rewind-Say-Again® digital voice recorder and smaller environmentally friendly packaging to differentiate from competitors. The 2012 product line included four new models, the CX110 and CX210 and the CXT135 and CXT235, which feature the NOAA Weather Radio (“NWR”) and All Hazards Alert that were previously only available on expensive high-end models. The NWR broadcasts official Weather Service warnings, watches, forecasts and other hazard information 24 hours a day, 7 days a week. The CXT135 features NOAA Weather Radio capabilities, a range up to 16 miles, Power Saver circuitry for extended battery life, Call Alert, and rechargeable NiMH batteries. The CXT235 includes the features of the CXT135 plus an extended range up to 20 miles and an audible weather or emergency alert that is activated even when the audio is turned off. Although this market has matured and small continued category sales declines are anticipated, the Company expects to maintain a leading market position with the introduction of an innovative line of products and new features in 2013.

Marine Electronics

Cobra Marine’s line of products include VHF fixed-mount and handheld radios. An innovator in marine electronics, Cobra Marine® developed the first Bluetooth waterproof handset, the first and patented radio feature to make and receive cellular phone calls by integrating Bluetooth wireless technology, the Rewind Say-Again feature (which allows for the play back of up to the last 20 seconds of audio) and the first combination VHF/GMRS radio. In 2010, two floating handheld VHF radios were introduced with a bright orange core, making these floating radios highly visible to facilitate retrieval by the boater. The MR HH330 features a 6-watt VHF with NOAA weather channels. The MR HH475 features a 6-watt VHF, NOAA weather channels and Bluetooth technology that allows for the answering of cell phones. In 2013, Cobra will be introducing several newly designed handheld VHF radios that leverage its patented technology and innovative features.

Wireless Solutions and Mobile App Products

In 2010, Cobra recognized the explosion of smartphones and mobile applications and their importance to consumers to better manage their daily activities and introduced Cobra iRadar (discussed previously) and Cobra PhoneLynx® as its first products in this growing category. That year Cobra iRadar received three awards from the Specialty Equipment Market Association (“SEMA”) and, in early 2011, received a design and innovation award from the Consumer Electronics Show (“CES”) and a Mac/Life innovation award. PhoneLynx received two CES awards for design and innovation in 2011. With the market strongly trending towards the mobile phone as being the primary phone number or in some cases the only phone number for a household, Cobra’s PhoneLynx system allows users to make and receive cell phone calls on any phone, thereby eliminating the need for and expense of landline phone services and allowing users to take advantage of carry-over minutes, free evening and weekend calling and unlimited call plans.

In 2011, the Company introduced Cobra TagTM, which was recognized by Popular Mechanics with an Editor’s Choice Award and selected as a finalist for the CTIA 2011 Hot for the Holidays Award in the “Fashionista” category. Cobra Tag is an alarm and loss prevention system that consists of an Android smartphone app that is paired via Bluetooth to a small key fob device. Users download the Cobra Tag app to their smartphone and attach the Cobra Tag device to any item they wish to protect, such as car keys, a purse, or laptop bag. The Cobra Tag system monitors the distance between the phone and tagged items and produces an audible alert if they become separated. In addition, the Cobra Tag app can record the GPS location and the time of day the items became separated, and sends this information to a pre-configured contact list via email, text message, or even to a linked Facebook or Twitter account. The Cobra Tag system also includes a handy two-way finder feature. Pressing a button on the Cobra Tag key fob device will ring the paired smartphone, and the app can also help locate the tagged valuable. In 2012, the Company introduced the Cobra Tag Universal, which works with Apple® iOS, Android and Blackberry smartphones. Going forward in 2013, Cobra will leverage the new Bluetooth 4.0 with low energy technology to expand its product offerings in this space.

Also in 2012, the Company expanded its growing line of wireless solutions with the introduction of the Cobra JoyRideTM, which received a 2012 CES Innovation Award and was named the “Best Safety Product” in the Techlicious 2012 Best of CTIA Awards Program. In addition, Cobra JoyRide was demonstrated in the Android stand at Mobile World Congress 2012 in Barcelona, Spain. The Cobra JoyRide is a charger for Android phones that allows a driver to easily customize the way his or her smartphone behaves when entering and exiting the vehicle by automatically reconfiguring the phone for in-car usage. The companion Android app communicates with the JoyRide Charger, opening up a host of possibilities for personalizing and streamlining in-car smartphone usage so that, with a push of the button on the 12V charger, phone calls can be initiated, voice commands can be launched, information can be shared about road hazards, music can be played and paused and even GPS navigation apps or other favorite in-car applications can be launched. The Cobra JoyRide application can also save the vehicle’s GPS position on the Android phone, which makes finding where the vehicle was parked easy.

PPL Segment

Products marketed by PPL include personal navigation devices, marketed under the trade name of Snooper Truckmate and Snooper Ventura, and GPS-enabled speed camera location detectors, marketed under the trade names of Snooper My Speed and Snooper 3 Zero, among others. PPL also markets under the AURA brand, a global database of speed camera locations and other driving hazards, such as high-accident zones, for driver safety.

Sales are primarily in the UK and Europe. Sales are made through a network of approximately 1,500 retailers and distributors and PPL’s website. Principal products marketed by PPL include:

•	Personal navigation

•	Speed camera locators

•	Outdoor leisure products

•	AURA database

Personal Navigation

Snooper portable satellite navigation systems include street level mapping from a global supplier of digital maps and Snooper’s market leading speed camera detector technology. Portable satellite navigation systems from Snooper are award winning, utilizing Traffic Message Channel (“TMC”) traffic information technology, Bluetooth hands free connectivity and multi routing technology.

The Snooper Truckmate is a personal navigation device with dedicated routing within the UK and Europe for trucks, buses, motor homes and other large vehicles. Information available includes low bridges, weight restrictions and width limitations. Entering specific vehicle information enables the device to select the most appropriate route. In 2012, the product line was expanded to include the following:

•

SDB8500 Truckmate/ SDB8500 Ventura – 7-inch screen version of the S5000 Truckmate and S5000 Ventura products incorporating TMC traffic information technology and Bluetooth connectivity. The unit also features a DAB digital radio, which enables voice commands to be played through a vehicle’s in-built speakers for clearer directions.

•

AVN S9000 Truckmate/ AVN S9000 Ventura – this unit features a large 6.2-inch full color LCD screen and is designed to fit into a double DIN slot in the center console of most vehicles. In addition to the standard Truckmate and Ventura features, this unit also includes a DVD/CD player, radio tuner, MP3 and MP4 capability plus iPod connectivity. The unit can also be combined with a reversing camera for added safety.

During 2012, the personal navigation product line was expanded to include the following:

•

S5450 Ventura and S6450 Ventura – these units were designed specifically for caravan and motor-home use, and versions of the units were created exclusively for the Caravan Club of Great Britain. These versions feature unique data only available to members of the Caravan Club and include a large amount of additional POI information.

•

S2500 Syrius Pro – this unit features enhanced functions of the existing Truckmate range such as Junction View and Lane Guidance and My Speed road speed limit information along with free TMC traffic information.

Speed Camera Locators

PPL markets speed camera locator devices, including the Snooper Sapphire and the Snooper Pantera, which use GPS location technology and the AURA database to alert drivers to upcoming speed camera and hazard locations.

In the fourth quarter of 2012, the Cobra iRadar from Snooper was launched. This unit is the world’s first and largest community-based radar, laser and speed camera detection system. It enables the user to share and receive alerts in real time from other iRadar and AURA live users. The unit consists of a remote detector mounted in the engine bay of a vehicle which links Bluetooth technology with the iRadar App installed on an iPhone or Android smartphone. The Snooper iRadar App uses the smartphone’s built in GPS receiver to locate its position and alert the user to the presence of fixed speed traps and high risk zones. Also in the fourth quarter of 2012, the Snooper Lynx Lite GT was introduced. This unit features a large 2.7 inch full color TFT LCD display with visual and voice alerts and is the latest and most advanced GPS speed camera locator on the market.

Outdoor Leisure Products

The Shotsaver range of products currently includes the S400 laser range finder, the S320 and S430 Shotsaver golf units along with the S210 Shotsaver entry-level GPS golf range finder. These units offer a complete range of golf course management tools with access to over 5,500 golf courses in the UK and Western Europe and include distance calculations.

The A2800 and A3500 Adventurer units, both outdoor GPS portable navigation systems, with complete coverage of UK using Ordnance Survey® Landranger® 1:50,000 scale maps, were launched in 2010. The units feature OLED screens to give much better screen definition, and both can also be purchased with Snooper’s in-car satellite navigation, featuring turn-by-turn navigation and AURA speed camera detection technology. A new version of these units is scheduled for launch in 2013.

During 2012 work has been ongoing on the Shotsaver “Tour Pro” software, with the S430 version being launched in first quarter of 2012 and the S320 version being launched in the third quarter of 2012. Both units feature much improved graphics and functionality when compared to the existing Shotsaver software.

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

Other Products

PPL currently markets a range of other products including the E-Bike, a compact, lightweight folding electric bike, and the WPT250M, a tracking device that uses GPS, GPRS and GSM technology to monitor the location of any boat, vehicle, pet or individual with an accuracy of 2.5 meters.

PPL also offers the Snooper Lynx iPhone application that allows the user to share and receive the positions of mobile speed traps with other users. It displays current speed and the speed limit of the road being traveled, provides alerts for all types of fixed and mobile speed traps and features automatic wireless downloads of the AURA database. It can also be used as a stand-alone laser detector.

Available Information

The Company’s website address is “www.cobra.com”. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). We include our website address in this annual report on Form 10-K for informational purposes only and do not intend our website or the information contained in or connected to it to be a part of this report.

Executive Officers of the Registrant

As of the date of this filing, the executive officers of the Company are as follows:

Name, Age and Present Position	Has Held Present Position Since	Prior Business Experience In Past Five Years
James R. Bazet, 65 Chairman of the Board and Chief Executive Officer*	September 2008	Chairman of the Board, President and Chief Executive Officer, 2008 to 2012.

Sally A. Washlow, 41 President	January 2013	Senior Vice President Marketing and Sales 2010 to 2012; Vice President Product Development and Marketing, 2007 to 2010.

Robert J. Ben, 48 Senior Vice President and Chief Financial Officer	May 2011	Vice President, Corporate Controller and Interim Chief Financial Officer, January to April 2011; Vice President Corporate Controller, 2007 to 2010.

Gerald M. Laures, 65 Vice President - Finance and Corporate Secretary	March 1994	Vice President - Finance and Corporate Secretary, 1994 to present.

* Also a director

Item 1A.  Risk Factors

This section identifies certain risks and uncertainties that the Company faces. If the Company is unable to appropriately address these and other circumstances that could have a negative effect on its business, the Company’s business, financial condition and results of operation could be materially and adversely affected, which could also cause the price of the Company’s stock to decline. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements.”

The Company’s business, financial condition or results of operation could be adversely affected by the inability to enhance existing products or introduce new products to meet consumer preferences, including timely introductions of new consumer technologies.

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

Cobra products are distributed through a network of over 300 retailers and distributors in the United States and over 30 distributors in Europe and elsewhere around the world. PPL products are sold through a network of 1,500 retailers and distributors in Europe. The Company’s success is dependent upon the ability to retain an existing base of customers to sell the Company’s products. Loss of these customers means loss of product placement and, consequently, a possible reduction in sales volume.

Certain of the Company’s customers account for a large portion of the Company’s net sales. For instance, in 2012 sales to DAS were 12.9 percent of net sales and sales to Wal-Mart were 9.7 percent of net sales. We anticipate that DAS and Wal-Mart will continue to account for a significant portion of our net sales in the foreseeable future. Customers are not obligated by any firm, long-term purchase commitments for our products. As a result, customers may cancel purchase commitments or reduce or delay orders on relatively short notice. The loss of sales to or a material delay in orders from, our key customers could materially harm our business, financial condition and results of operations.

In addition, certain of our distributors market competitors’ products. The loss, termination or failure of one or more of the distributors to effectively promote our products could affect the Company’s ability to bring its products to market and could reduce sales. Changes in the financial or business condition of these distributors and retailers could also affect the level of their purchases of our products which could materially harm our business, financial condition and results of operations.

If the Company is unable to obtain sufficient amounts of high quality products on a timely basis, customer needs may not be met and reduced sales may result.

Substantially all of our products are manufactured by third party manufacturers located outside of the United States, primarily in China, Hong Kong and South Korea. The ability to meet customers’ needs depends on the ability to maintain an uninterrupted supply of products from multiple third party manufacturers. The Company utilizes multiple manufacturers for its products whenever practical, however certain products are dependent on a single manufacturer. If any of our principal third party manufacturers experience production problems, lack of capacity or transportation disruptions, the business, financial condition or results of operations of the Company could be adversely affected. Additionally, certain of our third party manufacturers serve other customers, a number of which have greater production requirements than we do. As a result, third party manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate services for us on short notice. The extent to which changes in third party manufacturers would have an adverse effect on the Company’s business depends upon the timing of the changes, the product or products that the third party manufacturers produce and the volume of production.

Dependence on third party manufacturers for products subjects the Company to the risk of supplier failure and customer dissatisfaction with the quality or performance of such products. Quality or performance failures by third party manufacturers or changes in their financial or business condition, which affects their production, could disrupt our ability to supply quality products to customers and thereby materially harm our business, financial condition and results of operations.

Shortages of components and materials may disrupt the supply of products resulting in reduced or delayed sales.

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

The impact of higher commodity prices and increased labor costs overseas may reduce the profitability of our business.

Substantially all of our products are manufactured by third party manufacturers in China, Hong Kong and South Korea. Labor costs, particularly in China, are rising as are the costs of certain components used in our products because of higher commodity prices. To the extent we are not able to increase the prices of our products to offset these increased labor and component costs, our profitability and cash flow may be adversely affected.

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

In addition, the cash surrender value of life insurance policies owned by the Company for the purpose of recovering the costs of deferred compensation programs for several current and former officers of the Company is affected by the market value of the underlying investments. Adverse market conditions may result in a decline in the cash surrender value of these life insurance policies, which would result in a non-cash expense that reduces our net income and would also reduce the collateral base available for our secured credit facility to the extent that such insurance policies are pledged as collateral.

International markets expose us to political and economic risks in foreign countries, as well as to risks relating to currency values and import/export policies.

Substantially all of our products are manufactured to our specifications and engineering designs by suppliers located primarily in China, Hong Kong and South Korea. In addition, international sales, primarily in Canada and Europe (principally, the Netherlands, Russia, Sweden, Turkey, the Ukraine and the United Kingdom), represent a significant portion of our total sales. International activities pose risks not faced by companies that limit themselves to the United States market. These risks include:

•	changes in foreign currency exchange rates;

•	exchange controls;

•	changes in a specific country’s or region’s political or economic conditions;

•	issues affecting health and safety in specific countries or regions;

•	tariffs, quotas, trade barriers, other trade protection measures in the United States or foreign countries and import or export licensing requirements;

•	increased shipping costs, disruptions in shipping or reduced availability of freight transportation;

•	difficulties in enforcing remedies in foreign jurisdictions and compliance with applicable foreign laws;

•	difficulties to recover inventory and equipment from vendors seeking protection pursuant to local bankruptcy laws;

•	potentially negative consequences from changes in tax laws in the United States and/or foreign countries; and

•	different regulatory structures and unexpected changes in regulatory requirements.

Our revenues and purchases are predominately in U.S. dollars; however, a portion of our revenue is collectible in other currencies, principally euros and British pound sterling. The Company historically has negotiated substantially all of its purchases in U.S. dollars and occasionally uses forward contracts to purchase dollars at a fixed exchange rate to the British pound sterling or a fixed exchange rate to the euro. The Company considers opportunities to make purchases in other currencies to the extent that doing so would be advantageous in light of currency fluctuations involving the U.S. dollar and other currencies. As sales expand in international markets, customers may increasingly make payments in currencies other than U.S. dollars, which could have a considerable effect on margins. The Company occasionally hedges foreign currency fluctuations; however, it may not be able to fully hedge against the risks of such fluctuations and future exchange rate fluctuations could materially affect our operating results.

Our inability to indefinitely reinvest the unremitted earnings of our Irish subsidiary (CEEL) could materially adversely affect our results of operations and liquidity.

Our Irish subsidiary (CEEL) generates earnings that are not subject to United States income taxes so long as they are permanently invested in the Company’s operations outside the United States. Under ASC 740-30 (formerly APB 23), unremitted earnings of CEEL that are no longer permanently invested would become subject to deferred income taxes under United States tax law. We consider the following matters, among others, in evaluating our plans for indefinite reinvestment of CEEL’s earnings: (i) the forecasts, budgets and financial requirements of both Cobra and our other foreign subsidiaries, both for the long term and for the short term; (ii) the tax consequences of any decision to reinvest earnings of CEEL, including any changes in United States tax law relating to the treatment of these unremitted earnings; and (iii) any U.S. and foreign government programs or regulations relating to the repatriation of these unremitted earnings . If CEEL’s unremitted earnings are no longer permanently reinvested, we would need to make provision for deferred income taxes on these unremitted earnings, which could materially adversely affect our results of operations. Furthermore, if we initiate actions to repatriate these unremitted earnings and precipitate payments of U.S. income taxes, such payments could materially adversely affect our liquidity.

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

The Company’s business is subject to foreign governmental regulations in the countries in which it operates. From time to time, such governments may consider proposed legislation relating to the regulation of products that we sell. The loss of sales as a result of any such regulations and any similar legislation could materially harm our business, financial condition and results of operations.

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

The Company maintains patents for certain of its products and licenses patents for use in certain of its products, particularly radar detection and navigation products. If the patents are challenged, or third parties claim that products infringe upon the intellectual property rights of others, the Company may incur significant costs to defend its intellectual property rights and may not ultimately be successful. If any of our products are determined to have infringed upon the intellectual property rights of others, the Company may face substantial damages as well as injunctive relief which could effectively block our ability to market these products in the United States and abroad. Such a judgment could materially harm our business, financial condition and results of operations.

We may be required to record impairment charges for intangible assets in future periods.

The carrying value of intangible assets totaled $7.6 million at December 31, 2012. We test for impairment whenever evidence of impairment exists. Impairment charges, which will reduce net income and may have material adverse effect on financial results, will be recorded when warranted by our financial performance or market conditions.

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

Our secured credit facility is our principal source of available liquidity, other than cash generated by operations. As of December 31, 2012, we had $20.3 million of outstanding indebtedness under our credit facility. The Company is a party to a credit facility providing a borrowing capacity of $35.0 million. The Credit Agreement contains customary covenants, including but not limited to financial covenants requiring the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.10 to 1.00 for the periods set forth in the Credit Agreement and annual capital expenditures cannot exceed $4.0 million. Our credit facility contains a number of significant restrictions that limit our ability to, among other things, do the following:

•	incur additional indebtedness;

•	grant liens on assets;

•	merge, consolidate or dispose of our assets; or

•	pay dividends to shareholders in excess of $1,250,000 annually.

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

Our business may be adversely impacted by the availability of credit and consumer spending rates. The recent deterioration of national and global economic conditions and its impact on the credit environment could materially adversely impact our business, financial condition or results of operations. The financial stability of our customers or suppliers could also be compromised, which could result in additional bad debts for the Company or non-performance by suppliers. In addition, uncertainty about current global economic conditions and the higher costs or unavailability of credit may cause consumers of our products to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values. In some cases our customers or suppliers may be unable to stay in business. This could have a material adverse impact on the demand for our products and on our business, financial condition and operating results.

Sales of our products are subject to seasonal variations and, as a result, our quarterly operating results may fluctuate and may not be a reliable indicator of our future performance.

Historically, our sales in the last half of the year are significantly greater than in the first half reflecting purchases by retailers and distributors for the various promotional activities that begin in the third quarter and culminate with the holiday selling season.

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

The market price of the Company’s common stock may be highly volatile and subject to wide fluctuations in response to various factors. We have experienced extreme price and volume fluctuations with respect to the Company’s common stock. The market price of our common stock is dependent upon many different factors, including:

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

The Company’s success depends on the performance of key management, sales, technical and other critical personnel and our ability to continue to attract, motivate and retain management and highly qualified key personnel. Failure to do so could disrupt our operations, adversely affect customer relationships and impair our ability to successfully implement and complete Company initiatives. The loss of the services of any key management or technical personnel could make it more difficult to successfully pursue our business goals. In addition, the Company may not be as successful as its competitors at recruiting, assimilating and retaining key personnel.

Our performance depends on favorable relations with our employees and our ability to attract and retain them. Any deterioration of those relations, increase in labor costs or inability to attract and retain employees could adversely affect our business, financial condition and results of operations.

Any significant deterioration in employee relations, increases in labor costs or shortages of labor at any facility could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2012, none of our employees were covered by collective bargaining agreements. A slowdown or work stoppage at one facility that lasts for a significant period of time could cause lost sales and increased costs and could adversely affect the Company’s ability to meet customers’ needs.

Business could be adversely affected by a disruption to our Chicago, Illinois and Runcorn, UK facilities.

Our Chicago, Illinois facility accounts for 81 percent of the total space utilized by the Company and 92 percent of the space utilized by the Cobra segment. The Runcorn, UK facility accounts for 12 percent of the total space utilized by the Company and 100 percent of the space utilized by the PPL segment. Any disruption to our operations at either of these facilities could adversely impact our performance and impair our ability to deliver products and services to customers on a timely basis. Operations at the Chicago, Illinois and Runcorn, United Kingdom facilities could be disrupted in the event of:

•	damage to, or inoperability of, its warehouse;

•	a hardware or software error, failure or crash;

•	a power or telecommunications failure; or

•	fire, flood or other natural disaster.

Any such disruption could damage the Company’s reputation and cause customers to cease purchasing products from the Company. The Company could be subject to claims or litigation with respect to these losses. The Company’s property and business interruption insurance may not adequately compensate us for all of the losses that we may incur as a result of any such disruption.

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

From time to time, we evaluate potential acquisitions and investments in technologies and product lines that may strategically fit our business objectives. If we are unable to successfully integrate and develop acquired businesses, we could fail to achieve anticipated synergies and cost savings, including expected increases in revenues and operating results, any of which could materially and adversely affect our financial results. Acquisitions in particular involve numerous risks, including difficulties in the integration and assimilation of the operations, technologies, products and personnel of an acquired business, diversion of management’s attention from other business concerns, increased expenses associated with the acquisition, and potential loss of key employees or customers of any acquired business. We cannot assure you that our acquisitions will be successful and will not adversely affect our business, results of operations or financial condition.

Climate change could have a material adverse effect on the Company’s business.

Global warming could result in a significant reduction in demand for certain of the Company’s products, such as radar detectors and Citizens Band radios, as surface transportation is constrained by flooding of coastal areas making roads and highways impassable.

The Company’s inability to identify the origin of conflict minerals in its products could have a material adverse effect on the Company’s business.

Most of the Company’s product lines include tantalum, tungsten, tin and other materials which are considered to be “conflict minerals” under the SEC’s recently-adopted rules. Those rules require public reporting companies to provide disclosure regarding the use of conflict minerals sourced from the Democratic Republic of the Congo (“DRC”) and adjoining countries in the manufacture of products. We are currently working with our vendors to determine the sourcing of all product components and will endeavor, to the extent practical, to avoid the utilization of conflict minerals sourced from the DRC and adjoining countries in our products. Until we complete our sourcing review with all of our vendors, we cannot provide complete assurances regarding the country of origin for the components used in our products. If we cannot guarantee that all products exclude conflict minerals sourced from the DRC, certain of our customers may discontinue, or materially reduce, purchases of the Company’s products, which could result in a material adverse effect on our results of operations and financial condition may be adversely affected.

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

Item 3.  Legal Proceedings

On August 3, 2012, Hoyt A. Fleming filed a complaint in the United States District Court for the District of Idaho against the Company alleging infringement of certain patents and seeking unspecified damages and injunctive relief. The allegations relate to approximately 30 of the Company’s radar detection products that were sold with GPS or capable of receiving a GPS attachment or that have compass directional ability. The complaint also alleges infringement of one of the patents at issue by co-defendant The Whistler Group, Inc. On November 15, 2012, the Company filed a motion to stay the case on the basis that the patents at issue are subject to a reexamination request in the U.S. Patent and Trademark Office. The Court has not ruled on the Company’s motion. On January 10, 2013, the Company filed an answer to the complaint denying the allegations of infringement. The Court has set a hearing on claim construction for July 10, 2013. All parties have served discovery in the case. The Company believes that the claims are without merit and intends to vigorously defend the action; however, litigation is inherently unpredictable and, as a result, our financial condition and results of operations could be adversely affected by an unfavorable resolution of this action. At this time, no reasonable estimate can be made of any potential loss resulting from the action.

In addition, the Company is subject to various other unresolved legal actions and proceedings, which arise in the normal course of its business. None of these actions is expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on The NASDAQ Stock Market under the symbol COBR. As of March 8, 2013, the Company had approximately 432 shareholders of record and approximately 709 shareholders for whom securities firms acted as nominees. The Company’s common stock is the only class of equity securities outstanding.

	STOCK PRICE RANGE AND DIVIDENDS
	2012			2011
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$5.89	$3.91	$-	$4.24	$3.02	$-
Second	5.15	3.56	-	4.38	3.25	-
Third	5.10	4.05	-	4.10	2.99	-
Fourth	5.40	3.28	-	5.33	2.53	-
Year	5.89	3.28	-	5.33	2.53	-

Note: Stock price data compiled from The NASDAQ Stock Market Monthly Summary of Activity Reports.

The Company’s credit facility permits the Company to pay cash dividends subject to the limitations set forth therein.

Refer to Item 12 of Part III of this Annual Report for information with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

The following Performance Graph compares the yearly percentage change in the Company’s cumulative total shareholder return on the Company’s Common Stock for the five-year period December 31, 2007 to December 31, 2012, with the percentage change in the cumulative total return for the Russell 2000 Index and a peer group of companies selected by the Company.

The peer group consists of Emerson Radio Corporation, Koss Corporation and Voxx International (formerly Audiovox) Corporation. In selecting companies for the peer group, the Company focused on publicly traded companies that design and market electronics products, which have characteristics similar to that of the Company’s in terms of one or more of the following: type of product, end market, distribution channels, sourcing or sales volume. The returns of each of the companies in the peer group have been weighted according to their respective stock market capitalizations at the beginning of each period for which a return is indicated.

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

Year Ended December 31	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Operating Data:
Net sales	$118,906	$123,259	$110,520	$105,229	$124,745
Net earnings (loss)	3,170	3,087	1,332	(10,867)	(19,042)

Net earnings (loss) per share:
Basic	$0.48	$0.47	$0.21	$(1.68)	$(2.94)
Diluted	0.48	0.47	0.21	(1.68)	(2.94)

Dividends per share	$—	$—	$—	$—	$0.16

As of December 31:
Total assets	$83,490	$80,595	$74,354	$75,703	$79,341
Bank debt	20,284	18,655	18,042	17,869	17,671

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

Executive Summary

The Company had net earnings of $3.2 million, or $.48 per share, for the year ending December 31, 2012 compared to net earnings of $3.1 million, or $.47 per share, for 2011.

The following summarizes the changes in the net earnings reported for 2012 as compared to 2011:

•	Net sales decreased $4.4 million, or 3.5 percent, largely due to lower net sales in both the Cobra and PPL segments.

•

Gross profit in 2012 decreased $1.6 million, while gross margin declined to 29.0 percent for 2012 from 29.3 percent for 2011 because of a lower gross margin in the Cobra segment, mainly due to a decline in Trucker Navigation gross margin.

•	Selling, general and administrative expenses decreased $115,000, or 0.4 percent, due to lower variable selling expense, partially offset by higher fixed expenses in the Cobra segment.

•

Interest expense decreased by $67,000 mainly due to lower average bank debt outstanding for the current year and a decline in the interest rate in the credit agreement that was amended at the beginning of December 2012.

•

Other income was $1.0 million in the current year compared to other expense of $387,000 in 2011, with $535,000 of CSV gains (compared to $152,000 of CSV losses in the prior year’s period) and a $320,000 exchange gain on CEEL’s repayment of its long-term loan to Cobra U.S.

•	Tax expense amounted to $108,000 in 2012 compared to tax expense in 2011 of $169,000, a decrease of $61,000 principally attributable to lower Cobra U.S. tax expense.

EBITDA

Operating results in 2012 improved slightly from the prior year. The following table shows the reconciliation of net income to EBITDA and EBITDA As Defined for the years ended December 31, 2012 and 2011:

	Years Ended December 31
	2012	2011
	(in thousands)
Net earnings	$3,170	$3,087
Depreciation and amortization	3,532	3,805
Interest expense, excluding loan fee amortization	796	867
Income tax provision	108	169

EBITDA	7,606	7,928
Stock option expense	327	203
CSV (gain) loss	(535)	152
Other non-cash items	(245)	(430)

EBITDA As Defined	$7,153	$7,853

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

Results of Operations — 2012 Compared to 2011

The following table contains sales and pre-tax income after eliminating intercompany accounts by business segment for the years ended December 31, 2012 and 2011.

					2012 vs. 2011
	2012		2011		Increase (Decrease)
	(in thousands)
Business Segment	Net Sales	Pre-tax Income	Net Sales	Pre-tax Income	Net Sales	Pre-tax Income
Cobra	$104,955	$2,970	$107,808	$3,142	$(2,853)	$(172)
PPL	13,951	308	15,451	114	(1,500)	194

Total Company	$118,906	$3,278	$123,259	$3,256	$(4,353)	$22

Cobra Business Segment

Cobra net sales in 2012 decreased $2.9 million, or 2.6 percent, to $105.0 million compared to $107.8 million in 2011. The decrease was attributable to a 4.6 percent decline in domestic net sales, mainly driven by lower net sales of Citizens Band radios, Truck Navigation products and GMRS two-way radios, which fell a combined 10.6 percent, but were partially offset by sales growth in other categories, including Detection and Phone Products. Lower Citizens Band radio net sales were due to several factors, including sluggish sales at travel centers as discretionary spending by professional drivers fell due to higher fuel prices and a softening in truck tonnage shipments, the leveling of the demand for the popular 29 LX, introduced in early 2011, and a large sale of a new limited edition model in the prior year’s period that was not repeated in the current year’s period. The effect of these was partially offset by the introduction of two new models, the 25 LX and the 29 LX BT, which feature Bluetooth® wireless technology connectivity for hands-free operation to comply with hands-free legislation. Net sales of Truck Navigation products were lower principally because of declines in overall average selling prices resulting from increased competition, more spending for customer programs to help accelerate sales and a large return of unsold units of two older models in the third quarter of 2012, the sell through of which slowed considerably in the market-place due to sluggish sales at travel centers and the impact of the introduction of two new models, the 6000 PRO HD and the 8000 PRO HD, in the second quarter of 2012. GMRS two-way radio net sales were lower because placement at a major retailer declined by one model from 2011. Domestic Detection net sales increased as a result of the new iRadar and Vedetta models, while Phone Products net sales increased as a result of the new Cobra Tag Universal and new Bluetooth headsets for the professional driver. Partially offsetting some of the domestic net sales decline was an increase in European net sales, up 14.3 percent, resulting from higher sales into Western and Eastern Europe of radar detectors and marine radios.

Gross profit in 2012 decreased by $1.5 million, or 5.0 percent, to $29.4 million, while gross margin declined to 28.0 percent in 2012 from 28.7 percent in 2011. The decline was mainly due to a decrease in domestic Trucker Navigation gross margin because of the negative effect of increased competition on overall average selling prices and higher spending for customer pricing programs to help accelerate sales noted above, as well as unfavorable product mix due to the sale of more 5-inch screen models, which have an overall lower gross margin than 7-inch screen models. This decrease was offset in part by improved gross margins for domestic Citizens Band radios and GMRS two-way radios, driven by new products, as well as the favorable effect of an increase in world-wide net sales of Detection, which has a higher gross margin.

Selling, general and administrative expense in 2012 was $26.4 million, the same as last year, as a decline in variable selling expenses was offset by an increase in fixed expenses. As a percentage of net sales, selling, general and administrative expense was 25.1 percent for 2012 compared to 24.5 percent for 2011. Variable selling expenses declined $808,000 in 2012 due to a more favorable customer mix and a shift in funds provided by Cobra to customers for programs such as advertising (the costs of which are reflected in variable selling expense) to customer programs that management has determined to be more effective in helping to drive sell through (the costs of which are reflected as a reduction of revenue). Fixed expenses increased $759,000 compared to 2011 primarily because of higher engineering and marketing expenses, up a combined $997,000, mainly for the development and support of new products, as well as increased legal fees, principally relating to trademark work and patent litigation matters. Partially offsetting these higher expenses were declines in management incentive and profit sharing expense totaling $618,000, due to lower consolidated operating income, and lower bad debt expense totaling $533,000, due to the insolvency of a large customer in 2011.

Interest expense decreased to $1.0 million for 2012 compared to $1.1 million for 2011 and was mainly due to lower average bank debt outstanding for the current year and a decline in the interest rate in the credit agreement that was amended at the beginning of December 2012.

Other income for 2012 amounted to $1.0 million in 2012 compared to other expense $264,000 in 2011, a favorable swing of $1.3 million. Other income in the current year was due to $535,000 of CSV gains (compared to $152,000 of CSV losses in the prior year) and a $320,000 exchange gain on CEEL’s repayment of its long-term loan to Cobra U.S.

As a result of the above, Cobra segment pre-tax earnings decreased $172,000 to $3.0 million for 2012 compared to pre-tax earnings of $3.1 million for 2011.

Performance Products Limited Business Segment

PPL net sales decreased $1.5 million, or 9.7 percent, to $14.0 million in 2012 compared to 2011. The decrease resulted mainly from a decline in satellite navigation sales, which fell 12.9 percent, most of which occurred in the fourth quarter of 2012 because of significantly lower export sales to Western Europe, principally driven by the weak economy and increased competition from two large competitors. Also contributing to the sales decrease was a decline in Outdoor Leisure product sales, primarily due to lower sales of golf GPS range-finder units, because of the weak Western European economy and one of the wettest UK summers on record, which reduced demand for these products. Partially offsetting these declines were higher sales of AVN units and download fees.

Gross profit was $5.2 million for both 2012 and 2011, resulting in gross margins of 37.0 percent and 33.6 percent, respectively. The increase in gross margin in 2012 was primarily due to higher download fees, which have a 100 percent gross margin, and lower amortization expense attributable to certain fully amortized acquisition related intangible assets.

Selling, general and administrative expenses decreased $68,000, or 1.4 percent, to $4.9 million from $5.0 million in 2011 and, as a percentage of net sales, were 35.0 percent in 2012 and 32.1 percent in 2011. The decrease was due primarily to lower management incentive expense and a decrease in advertising and promotional expenses because of the lower net sales, offset in part by an additional headcount to support product development.

Other income for 2012 was $28,000 compared to other expense of $123,000 in 2011, principally because of foreign exchange gains in 2012 compared to foreign exchange losses in 2011.

As a result of the above, the PPL segment had pre-tax earnings of $308,000 in 2012 compared to a pre-tax income of $114,000 in 2011.

Income Taxes

For the year ended December 31, 2012, the Company reported $108,000 of tax expense compared to tax expense of $169,000 for the year ended December 31, 2011. The $108,000 of tax expense was comprised of a $86,000 expense in the U.S., a $338,000 expense in Ireland and a $316,000 tax benefit in the UK. The U.S. tax expense was mainly for state income taxes, as the utilization of net operating loss (“NOL”) carry forwards are delayed in certain states. The Irish tax expense reflected the pre-tax earnings reported for the current year. The UK tax benefit was due to return to provision adjustments for the 2011 tax return, the prospective rate reduction to 23 percent for deferred taxes, and book to tax timing differences for fixed assets and intangible assets. The $169,000 tax benefit reported for 2011 was comprised of a $201,000 expense in the U.S., a $360,000 expense in Ireland and a $392,000 tax benefit in the UK.

In accordance with ASC 740-30 (formerly APB 23), the Company deems the unremitted earnings of its Irish subsidiary (CEEL) to be permanently invested and thus not subject to United States income taxes. Under ASC 740-30, unremitted earnings of CEEL that are no longer permanently invested would become subject to deferred income taxes under United States tax law.

The Company reviews the need for a valuation allowance in each tax jurisdiction on a quarterly basis, analyzing all negative and positive evidence. The U.S. operations were in a small cumulative income position for the thirty-six month period ending December 31, 2012, which, while objective positive evidence, is not conclusive and must be further evaluated by considering any other positive or negative objective evidence, such as the trend in earnings, as well as any positive or negative subjective evidence existing at December 31, 2012. After this evaluation, the Company concluded that the net weight of evidence was negative, and therefore the Company did not meet the more likely than not criteria for concluding that the valuation allowance for its U.S. operations, which totaled $8.7 million at December 31, 2012 (compared to $9.0 million at December 31, 2011), was no longer required in part or total. The Company will continue to monitor the need for a valuation allowance throughout 2013, pursuant to the guidance of ASC 740.

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

Cobra Business Segment

Cobra net sales in 2011 increased $12.0 million, or 12.5 percent, to $107.8 million compared to $95.8 million in 2010. The increase was attributable to strong sales of domestic Citizens Band radio and Truck Navigation products sales as well as higher sales at CEEL, which offset a 20.1 percent decline in domestic Detection sales. Citizens Band radio sales benefitted from sales of new products, principally the 29 LX and the newly introduced limited edition 29 LX Chrome, while Truck Navigation products benefitted from strong sales of both the 7550 PLT, a 7-inch display model with enhanced graphics and menu options that was introduced in the third quarter of 2010 to replace an older model, and the 5550 PRO, Cobra’s first 5-inch screen model introduced in the first quarter of 2011. The higher CEEL sales principally reflected strong sales of Detection and PMR two-way radios products, which increased 75.1 percent and 23.7 percent, respectively, mainly into the Netherlands, Russia, Turkey, the Ukraine and the United Kingdom. The decline in domestic Detection sales reflected lower sales to a major retailer as a result of its shift in advertising to larger categories and the continuing trend of consumers shifting more purchases to online retailers, which also negatively impacted radar sales at a number of other Cobra segment bricks and mortar retailers.

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

The Company reviews the need for a valuation allowance in each tax jurisdiction on a quarterly basis, analyzing all negative and positive evidence. The U.S. operations were in a cumulative loss position for the thirty-six month period ending December 31, 2011 which is significant objective negative evidence that is difficult to overcome without the existence of objective positive evidence. Earnings projections can be positive evidence, although significantly more subjective in nature and not sufficient on their own to overcome the cumulative loss. Accordingly, based upon the weight of the negative evidence that existed at December 31, 2011, the Company maintained a $9.0 million valuation allowance. The Company will continue to monitor the need for a valuation allowance throughout 2012, pursuant to the guidance of ASC 740.

Liquidity and Capital Resources

The Company amended and extended its bank debt in December 2012 and increased the revolving credit facility from $30.0 million to $35.0 million. This amended Credit Agreement provided a lower cost credit facility and greater liquidity due to the borrowing base formula. Refer to Note 6 Financing Arrangements to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its credit agreement will be sufficient in 2013 to fund its working capital needs. At December 31, 2012, the Company had interest-bearing debt outstanding of $20.3 million and availability was approximately $11.9 million under the revolving credit line based on the borrowing base formula. Additionally, the Company’s Credit Agreement permits an “overadvance” of up to $1.0 million dollars for sixty consecutive days.

Absent a waiver from lenders, a failure to comply with the covenants in the Credit Agreement could result in any outstanding indebtedness under the Credit Agreement becoming immediately due and payable and the inability to borrow additional funds under the Credit Agreement. The Company was in compliance with the Credit Agreement covenants for the twelve-month period ending December 31, 2012.

Net cash flows provided by operating activities for the year ended December 31, 2012 totaled $759,000 compared to the $589,000 of net cash provided by operating activities in 2011. Significant net cash inflows from operations and non-cash add-backs included net earnings of $3.2 million, depreciation and amortization totaling $3.5 million and a decrease in accounts receivables totaling $2.5 million. These cash inflows were partially offset by increases in inventory and other assets of $3.6 million and $1.6 million, respectively, and by a decrease in accounts payable of $1.9 million.

$2.6 million of the depreciation and amortization related to the Cobra segment in 2012, including $1.1 million of intangible asset amortization, $958,000 of fixed asset depreciation, and $494,000 of prepaid asset amortization, mainly for packaging and outside design. For the PPL segment, depreciation and amortization amounted to $973,000 in 2012, including $662,000 of amortization for intangibles and other assets, which resulted from the allocation of the purchase price, and $311,000 of fixed asset depreciation. The decrease in accounts receivables was due to normal year-end collections and increases in credits issued for higher returns and pricing programs.

The increase in inventory was mainly attributable to higher Cobra segment inventories for Detection, Trucker Navigation, and Phone Products due to lower than anticipated sales in the back-half of 2012. Other assets increased primarily because of expenditures for trademarks and software development for new products. The decrease in accounts payable resulted from faster payables turnover, due to the enhanced liquidity provided by the amended bank agreement, and a January 2012 cost reduction program with a large vendor, offset in part by payables for inventory receipts at CEEL and PPL that were received late in the year.

Cash used in investing activities totaled $1.4 million in 2012. Capital expenditures, mainly tooling, building improvements and office equipment, totaled $1.1 million while life insurance premiums totaled $317,000.

Net cash provided by financing activities in 2012 totaled $1.6 million due to additional bank borrowings.

Contractual Commitments

The payments for the Company’s contractual commitments at December 31, 2012 were as follows:

	Total	Less Than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Capital lease	$90	$43	$47	$-	$-
Operating leases	1,113	425	375	133	180
Purchase obligations (a)	15,816	15,540	276	-	-
Obligations under FIN 48	46	46	-	-	-
Deferred compensation	8,203	423	971	1,548	5,261
Revolving loan (b)	22,154	528	1,056	20,570	-

Total	$47,422	$17,005	$2,725	$22,251	$5,441

(a)	Purchase obligations include commitments to purchase goods or services of either a fixed or minimum quantity including open purchase orders of $15,165.

(b)	Includes interest of $1,870 for the revolving loan due under the Credit Agreement.

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

Revenue Recognition. Revenue from the sale of goods is recognized at the time of shipment, except for revenue from sales of products to certain customers whose contractual terms specify FOB destination. Revenue from sales of products to these customers is recognized at the estimated time of receipt by the customer when title and risk of loss would pass to the customer. Obligations for sales returns and allowances and product warranties are recognized at the time of sale on an accrual basis as described in the policies for Sales Returns Reserve. The Company bundles AURA database subscriptions with certain detection and navigation products and also bundles map updates with certain navigation products. Those bundled products are sold to customers in transactions accounted for as multiple element arrangements. The revenue associated with the sale of the AURA database and map updates is deferred and recognized into income over the applicable subscription period, while the revenue associated with the detection and navigation products is recognized at the date of delivery in accordance with shipping terms.

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

Warranty Reserve. The Company provides a warranty for its products and also allows its customers to return product that has been returned by their customers. Consequently, the Company maintains a warranty reserve, which reflects historical return rates by product category multiplied by the most recent six months of unit sales and the unit standard cost of each model. The Company uses the most recent six months of unit sales in its estimate, as historical experience indicates that most returns will occur within six months of the Company’s original sale date. Therefore, judgments must be made based on historical return rates and how the returned product will be disposed of by, either liquidation or return to vendors for credit on new purchases. The amount of the reserve reflects the estimated quantity of future returns and the expected return costs. The expected return cost is based on the difference between the purchase cost and the return credit from the vendor or the difference between the purchase cost and the liquidation sale. This reserve may vary based upon the level of sales and changes in historical return rates from quarter to quarter as well as estimated costs of disposal, either liquidation prices or the credit given by vendors.

Liquidation Reserve. The Company maintains a liquidation reserve representing the write-down of a returned product to its net realizable value. Returned inventory is either sold to various liquidators or returned to vendors for partial credit against similar, new models; this decision depends upon the estimated future demand for the models. Judgments are made as to whether various models are to be liquidated or returned to the vendor, taking into consideration the liquidation prices expected to be received and the amount of vendor credit. The amount of the reserve reflects the quantity of returned products on-hand and the expected return costs. The expected return cost is the difference between the purchase cost and the return credit from the vendor or the difference between the purchase cost and the liquidation sale. This reserve can fluctuate significantly from quarter to quarter depending upon quantities of returned inventory on hand and the estimated liquidation price or vendor credit per unit.

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

Deferred Compensation. Obligations under the deferred compensation plans which are non-qualified defined benefit plans and annual deferred compensation expense are determined by a number of assumptions. Key assumptions in the determination of obligations under the deferred compensation plans and annual deferred compensation expense include the discount rate and anticipated compensation for each individual covered by the plans, which in part is dependent upon the anticipated future profitability of the Company. The discount rate for 2012 and 2011 was 7.0 percent. The compensation increase assumptions are based on historical experience and anticipated future performance. The Company maintains life insurance policies for certain current and former executives to provide funding for future obligations.

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

Income Taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the enacted tax laws for each applicable tax jurisdiction. The deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year and the effect of enacted tax rate changes. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning and strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the more likely than not criteria. Due to the operating results for 2009, the expected continuation of a global recession and the absence of tax planning strategies to generate a sufficient level of taxable income, management concluded the full realization of the deferred tax assets within a reasonable time horizon did not satisfy the more likely than not realization criteria. Accordingly, the Company established a full deferred tax valuation allowance for its U.S. operation in 2009. The valuation allowance is a non-cash charge that does not preclude the Company from fully realizing the net deferred tax assets in the future. At December 31, 2012 the deferred tax valuation allowance totaled $8.7 million.

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

•	ability of the Company to maintain adequate financing, to bear the interest cost of such financing and to remain in compliance with financing covenants;

•	impairment of intangible assets due to market conditions and/or the Company’s operating results;

•	ability of the Company to defend its intellectual property rights and the costs associated with such defense;

•	changes in law; and

•	other risk factors, which may be detailed from time to time in the Company’s SEC filings.

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

Debt incurred under a revolving loan agreement with a balance of $20.3 million as of December 31, 2012 is priced at an interest rate that floats with the market. Therefore, the fair value of this debt is not significantly affected by changes in the interest rate market. A 50 basis point movement in the floating debt rate would result in approximately a $102,000 increase or decrease in interest expense and cash flows. The Company’s suppliers are located in China, Hong Kong and South Korea. The Company historically has negotiated substantially all of its purchases in U.S. dollars and occasionally uses forward contracts to purchase dollars at a fixed exchange rate to the British pound sterling or a fixed exchange rate to the euro. The Company considers opportunities to make purchases in other currencies to the extent that doing so would be advantageous in light of currency fluctuations involving the U.S. dollar and other currencies.

In 2012, approximately 29.1 percent of the Company’s sales were outside the United States, principally in Europe and Canada, compared to 27.4 percent in 2011. Future fluctuations in foreign exchange rates could materially affect operating results. The Company minimizes the foreign currency exchange rate risk associated with relationships outside of the United States by conducting nearly all of its transactions in U.S. dollars, except for some billings of its European business, which are conducted in euros and the billings of PPL which are primarily in British pound sterling. The Company does not use derivative financial or commodity instruments for trading or speculative purposes, however, forward contracts are used occasionally for hedging a portion of the Company’s British pound and euro denominated transactions. The Company did not have any open foreign exchange contracts at December 31, 2012. Please refer to Notes 7 and 8 in the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference, for further information on the Company’s financial instruments and derivatives.

Item 8.  Financial Statements and Supplementary Data

Financial statements are included in this Annual Report on Form 10-K, as indicated in the index on page 64.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cobra Electronics Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cobra Electronics Corporation (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cobra Electronics Corporation and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 18, 2013

CONSOLIDATED STATEMENTS OF OPERATIONS

Cobra Electronics Corporation

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

	2012	2011	2010
Net sales	$118,906	$123,259	$110,520
Cost of sales	84,378	87,162	80,911

Gross profit	34,528	36,097	29,609
Selling, general and administrative expense	31,236	31,351	28,047

Earnings from operations	3,292	4,746	1,562
Interest expense	(1,036)	(1,103)	(1,564)
Other income (expense)	1,022	(387)	954

Earnings before income taxes	3,278	3,256	952
Tax provision (benefit)	108	169	(380)

Net earnings	$3,170	$3,087	$1,332

Net earnings per common share:
Basic	$0.48	$0.47	$0.21
Diluted	$0.48	$0.47	$0.21
Weighted average shares outstanding:
Basic	6,599	6,526	6,471
Diluted	6,613	6,526	6,471
Dividends declared and paid per common share	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Cobra Electronics Corporation

Years Ended December 31, 2012, 2011 and 2010

(In Thousands)

	2012	2011	2010
Net earnings	$3,170	$3,087	$1,332
Other comprehensive income (loss), net of tax:
Foreign currency translation	151	(79)	(558)
Interest rate swap	88	134	130
Dissolution of PPN	-	(28)	-

Other comprehensive income (loss)	239	27	(428)

Comprehensive income	$3,409	$3,114	$904

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

Cobra Electronics Corporation

December 31, 2012 and 2011

(In Thousands)

	2012	2011
ASSETS
Current assets:
Cash	$1,785	$1,033
Receivables, net of allowance for doubtful accounts of $679 in 2012 and $665 in 2011	20,943	23,400
Inventories, primarily finished goods, net	38,068	34,093
Other current assets	3,071	2,726

Total current assets	63,867	61,252
Property, plant and equipment, at cost:
Buildings and improvements	6,865	6,625
Tooling and equipment	13,796	19,191

	20,661	25,816
Accumulated depreciation	(15,568)	(20,679)
Land	230	230

Property, plant and equipment, net	5,323	5,367
Other assets:
Cash surrender value of life insurance policies	5,907	5,056
Deferred income taxes, non-current	544	297
Intangible assets	7,634	8,431
Other assets	215	192

Total other assets	14,300	13,976

Total assets	$83,490	$80,595

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS (cont.)

Cobra Electronics Corporation

December 31, 2012 and 2011

(In Thousands Except Share Data)

	2012	2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term bank debt	$20,284	$18,655
Accounts payable	5,598	7,368
Accrued salaries and commissions	2,053	2,359
Accrued advertising and sales promotion costs	1,012	1,668
Accrued product warranty costs	1,040	1,191
Accrued income taxes	425	826
Deferred income taxes, current	33	12
Other accrued liabilities	3,368	2,854

Total current liabilities	33,813	34,933

Non-current liabilities:
Deferred compensation	7,780	7,392
Deferred income taxes	886	1,159
Other long-term liabilities	751	588

Total non-current liabilities	9,417	9,139

Total liabilities	43,230	44,072
Commitments and contingencies	-	-
Shareholders’ equity:
Preferred stock, $1 par value Authorized: 1,000,000 shares Issued: None	-	-
Common stock, $.33 1/3 par value Authorized: 12,000,000 shares Issued: 7,178,400 for 2012 and 7,107,400 shares for 2011 Outstanding: 6,610,580 for 2012 and 6,539,580 shares for 2011	2,392	2,368
Additional paid-in capital	21,269	20,965
Retained earnings	22,459	19,289
Accumulated other comprehensive loss	(2,023)	(2,262)

	44,097	40,360
Treasury stock, at cost (567,820 shares)	(3,837)	(3,837)

Total shareholders’ equity	40,260	36,523

Total liabilities and shareholders’ equity	$83,490	$80,595

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cobra Electronics Corporation

Years Ended December 31, 2012, 2011 and 2010

(In Thousands)

	2012	2011	2010
Cash flows from operating activities:
Net earnings	$3,170	$3,087	$1,332
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	3,532	3,805	3,936
Deferred income taxes	(540)	(696)	(341)
(Gain) loss on cash surrender value (CSV) life insurance	(535)	152	(574)
Stock-based compensation	327	203	202
Loss on sale of assets	-	10	1
Non-controlling interests	-	(28)	-
Changes in assets and liabilities:
Receivables	2,540	(1,377)	(83)
Inventories	(3,571)	(6,629)	(1,750)
Other assets	(1,577)	(1,078)	(2,006)
Income tax refunds	-	9	1,251
Accounts payable	(1,850)	152	(1,253)
Accrued income taxes	(540)	642	-
Accrued liabilities	(197)	2,337	451

Net cash provided by operating activities	759	589	1,166

Cash flows from investing activities:
Property, plant and equipment	(1,126)	(1,154)	(1,441)
Premiums on CSV life insurance	(317)	(316)	(266)

Net cash used in investing activities	(1,443)	(1,470)	(1,707)

Cash flows from financing activities :
Bank borrowings	1,629	614	173

Net cash provided by financing activities	1,629	614	173

Effect of exchange rate changes on cash and cash equivalents	(193)	167	96

Net increase (decrease) in cash	752	(100)	(272)
Cash at beginning of year	1,033	1,133	1,405

Cash at end of year	$1,785	$1,033	$1,133

Supplemental disclosure of cash flow information:
Cash paid (refund) during the period for:
Interest	$709	$760	$872
Income taxes, net of refunds	$1,058	$229	$(1,213)
Non-cash items for:
Capital lease obligations	$75	$-	$-

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Cobra Electronics Corporation

Years Ended December 31, 2012, 2011 and 2010

(In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total
Balance — January 1, 2010	$2,345	$20,583	$14,870	$(1,889)	$(3,837)	$28	$32,100
Net earnings	-	-	1,332	-	-	-	1,332
Accumulated other comprehensive income:
Foreign currency translation adjustment	-	-	-	(558)	-	-	(558)
Interest rate swap, no tax benefit	-	-	-	130	-	-	130
Stock compensation expense	-	202	-	-	-	-	202

Balance — December 31, 2010	2,345	20,785	16,202	(2,317)	(3,837)	28	33,206
Net earnings	-	-	3,087	-	-	-	3,087
Dissolution of PPN	-	-	-	-	-	(28)	(28)
Accumulated other comprehensive income:
Foreign currency translation adjustment	-	-	-	(79)	-	-	(79)
Interest rate swap, no tax benefit	-	-	-	134	-	-	134
Stock compensation expense	23	180	-	-	-	-	203

Balance — December 31, 2011	2,368	20,965	19,289	(2,262)	(3,837)	-	36,523
Net earnings	-	-	3,170	-	-	-	3,170
Accumulated other comprehensive income:				-			-
Foreign currency translation adjustment	-	-	-	151	-	-	151
Interest rate swap, no tax benefit	-	-	-	88	-	-	88
Tax benefits from stock-based awards	-	1	-	-	-	-	1
Stock compensation expense	24	303	-	-	-	-	327

Balance — December 31, 2012	$2,392	$21,269	$22,459	$(2,023)	$(3,837)	$-	$40,260

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cobra Electronics Corporation

Years ended December 31, 2012, 2011 and 2010

(1) Summary of Significant Accounting Policies

Business — Cobra designs and markets consumer electronics products, which it sells primarily under the Cobra brand name principally in the United States, Canada and Europe. The Company, through its Performance Products Limited (“PPL”) subsidiary, sells products under the Snooper trade name, principally in the United Kingdom, as well as elsewhere in Europe. A majority of the Company’s products are purchased from overseas suppliers, primarily in China, Hong Kong and South Korea. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company.

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

Revenue Recognition — Revenue from the sale of goods is recognized at the time of shipment, except for revenue from sales of products to certain customers whose contractual terms specify FOB destination. Revenue from sales of products to these customers is recognized at the estimated time of receipt by the customer when title and risk of loss would pass to the customer. Obligations for sales returns and allowances and product warranties are recognized at the time of sale on an accrual basis as described in the policies for Sales Returns Reserve and Warranty Reserve. The Company bundles AURA database subscriptions with certain detection and navigation products and also bundles map updates with certain navigation products. Those bundled products are sold to customers in transactions accounted for as multiple element arrangements. The revenue associated with the sale of the AURA database and map updates is deferred and recognized into income over the applicable subscription period, while the revenue associated with the detection and navigation products is recognized at the date of delivery in accordance with shipping terms.

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

Warranty Reserve — The Company provides a warranty for its products and also allows its customers to return product that has been returned by their customers. Consequently, the Company maintains a warranty reserve, which reflects historical return rates by product category multiplied by the most recent six months of unit sales and the unit standard cost of each model. The Company uses the most recent six months of unit sales in its estimate, as historical experience indicates that most returns will occur within six months of the Company’s original sale date. Therefore, judgments must be made based on historical return rates and how the returned product will be disposed of by, either liquidation or return to vendors for credit on new purchases. The amount of the reserve reflects the estimated quantity of future returns and the expected return costs. The expected return cost is based on the difference between the purchase cost and the return credit from the vendor or the difference between the purchase cost and the liquidation sale. This reserve may vary based upon the level of sales and changes in historical return rates from quarter to quarter as well as estimated costs of disposal, either liquidation prices or the credit given by vendors.

Liquidation Reserve — The Company maintains a liquidation reserve representing the write-down of a returned product to its net realizable value. Returned inventory is either sold to various liquidators or returned to vendors for partial credit against similar, new models; this decision depends upon the estimated future demand for the models. Judgments are made as to whether various models are to be liquidated or returned to the vendor, taking into consideration the liquidation prices expected to be received and the amount of vendor credit. The amount of the reserve reflects the quantity of returned products on-hand and the expected return costs. The expected return cost is the difference between the purchase cost and the return credit from the vendor or the difference between the purchase cost and the liquidation sale. This reserve can fluctuate significantly from quarter to quarter depending upon quantities of returned inventory on hand and the estimated liquidation price or vendor credit per unit.

Shipping & Handling — Shipping and handling costs are included in cost of goods sold, and the amounts invoiced to customers relating to shipping and handling are included in net sales.

Sales Tax — Sales tax is reported on a net basis in the consolidated financial statements.

Advertising and Sales Promotion Expenses — These costs reflect amounts provided to retailers and distributors for advertising and sales promotions and are expensed as incurred. Customer programs, generally agreed to at the beginning of each year, are mainly variable programs dependent on sales and special promotional events. These customer programs may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new, or changes to existing, promotional programs. Customer programs are accounted for as either a reduction of revenue or an operating expense. Advertising and sales promotion expenses for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(in thousands)
Advertising and sales promotion expenses	$4,847	$5,655	$5,670

Research, Engineering and Product Development Expenditures — Research and product development expenditures, as well as the non-capitalized engineering costs, are expensed as incurred and were as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in thousands)
Research and product development expenses	$2,021	$1,557	$1,645

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

Comprehensive Income (Loss) — Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the years ended December 31, 2012, 2011 and 2010, other comprehensive income (loss) includes the foreign currency translation adjustment and the net of tax impact of an interest rate swap when applicable.

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

The Company believes that its concentration of credit risk as it applies to customers is low due to its broad customer base in all regions of the United States, as well as other areas in North America and Europe. Customer concentration exists when a customer accounts for more than 10 percent of sales. Net sales by the Cobra Segment to DAS as a percentage of consolidated net sales were 12.9 percent in 2012 and 14.6 percent in 2011. Net sales by the Cobra Segment to Wal-Mart as a percentage of consolidated net sales were 9.7 percent in 2012, 11.4 percent in 2011 and 11.1 percent in 2010. The Company will selectively use credit insurance for certain accounts in light of management’s judgment of credit risk and the expense to acquire such insurance.

The Company places temporary cash investments with institutions of high credit quality. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of this concentration. Consequently, no significant concentration of credit risk is considered to exist. The total cash deposits, cash deposits in foreign banks and cash deposits in excess of government insurance at December 31, 2012 and 2011 were as follows:

	2012	2011
	(in thousands)
Cash on deposit with financial institutions	$1,785	$1,033
Cash on deposit with foreign banks	$1,424	$807
Cash deposits in excess of insurance	$1,087	$473

Depreciation — Depreciation of buildings, tooling and equipment is computed using the straight-line method over the estimated useful lives. Building improvements are depreciated using the straight-line method over the lesser of the useful life or the lease term. The estimated useful lives by category were as follows:

Classification	Life

Buildings	30 years

Building improvements	20 years

Motor vehicles	2 -5 years

Equipment	5 -10 years

Tools, dies and molds	1.5 -4.5 years

Depreciation expense for buildings, tooling and equipment for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
	(in thousands)
Depreciation - building, tools and equipment	$1,269	$1,273	$1,278

Long-Lived Assets — Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates impairment, the carrying amount of such assets is reduced to an estimated fair value.

Intangible Assets — The Company evaluates intangible assets for impairment on an annual basis or if impairment indicators exist. If impairment indicators exist for an amortizable intangible asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If the projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If the projection of undiscounted cash flows is less than the carrying value of the intangible asset, an impairment charge is recorded to reduce the intangible asset to its fair value. Economic conditions in 2010, 2011 and 2012 did not trigger an impairment review, and accordingly, the Company did not record any impairment charges for those years.

Amortization of intangible assets is computed using the straight-line method over the following weighted average useful lives:

Classification	Life
Internal use software	3 years
ERP internal use software	7 years
Trademarks and trade names	3 -30 years
Patents	17 years
Product software (based primarily on product life cycle)	1 - 3 years
Enigma data base	5 years
Noncompetition agreements	3 years
Customer relationships	10 years

Amortization expense relating to intangible assets subject to amortization for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
	(in thousands)
Amortization of intangible assets	$1,769	$2,058	$1,875

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

Deferred Income — Prepaid subscriptions to the AURA database as well as AURA database subscriptions and lifetime map updates bundled with certain detection and navigation products are classified as deferred income. The deferred subscription revenue is recognized over the applicable subscription period. The current deferred income is classified as other accrued liabilities and the long-term deferred income is classified as other long-term liabilities on the balance sheet. A summary of the current and non-current portion of deferred subscription revenue at December 31, 2012 and 2011 follows:

	2012	2011
	(in thousands)
Deferred subscription revenue - current	$1,364	$1,192
Deferred subscription revenue - non-current	$374	$273

Treasury Stock – Shares of the Company’s capital stock that were acquired and not retired were valued at cost and presented on the balance sheet as a deduction from equity.

(2) New Accounting Standards

No new accounting standards affecting the Company’s financial reporting were issued in 2012.

(3) Segment Information

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

The tabular presentation below sets forth certain financial information regarding the Company’s net sales and long-lived assets by geographic area for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31
	2012	2011	2010
	(in thousands)
Net sales
Domestic	$84,275	$89,505	$81,388
International	34,631	33,754	29,132
Long-lived assets
Domestic	$13,763	$12,951	$13,109
International	5,860	6,392	7,188

The tabular presentation below summarizes the financial information by business segment for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31, 2012			Year ended December 31, 2011			Year ended December 31, 2010
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(in thousands)
STATEMENT OF OPERATIONS
Net sales	$104,955	$13,951	$118,906	$107,808	$15,451	$123,259	$95,797	$14,723	$110,520
Cost of sales	75,591	8,787	84,378	76,900	10,262	87,162	70,378	10,533	80,911

Gross profit	29,364	5,164	34,528	30,908	5,189	36,097	25,419	4,190	29,609
Selling, general and administrative expense	26,352	4,884	31,236	26,399	4,952	31,351	23,442	4,605	28,047

Earnings (loss) from operations	3,012	280	3,292	4,509	237	4,746	1,977	(415)	1,562
Interest expense	(1,036)	-	(1,036)	(1,103)	-	(1,103)	(1,563)	(1)	(1,564)
Other income (expense)	994	28	1,022	(264)	(123)	(387)	544	410	954

Earnings (loss) before income taxes	2,970	308	3,278	3,142	114	3,256	958	(6)	952
Tax expense (benefit)	424	(316)	108	561	(392)	169	(39)	(341)	(380)

Net earnings	$2,546	$624	$3,170	$2,581	$506	$3,087	$997	$335	$1,332

	December 31, 2012			December 31, 2011			December 31, 2010
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(in thousands)
Capital expenditures	$1,010	$116	$1,126	$860	$294	$1,154	$1,025	$416	$1,441
Depreciation and amortization	2,559	973	3,532	2,616	1,189	3,805	2,737	1,199	3,936
Long-lived assets	14,216	5,407	19,623	13,440	5,903	19,343	13,645	6,652	20,297
Total assets	68,906	14,584	83,490	66,049	14,546	80,595	58,674	15,680	74,354

(4) Multiple Element Arrangements

The Company bundles the sale of its PPL Trucker Navigation and other selected PPL navigation products with ongoing access to its AURA speed camera database in order to allow those customers who so chose, to update their databases for both navigation low bridge height data (perceived as critical to some professional drivers) and speed camera locations. However, in order to receive these updates to these fully functional products, customers must first register on PPL’s website. The Company deferred the revenue associated with the ongoing service period, which was considered a separate unit of accounting. Revenues deferred from this arrangement were calculated using the relative selling price method based on Vendor Specific Objective Evidence (“VSOE”) and recognized over the applicable subscription period, generally two years. A summary of PPL’s deferred revenue at December 31, 2012 and 2011 follows:

	2012	2011
	(in thousands)
Deferred revenue - PPL	$914	$928

In addition, the Company’s domestic business sells products bundled with access to the AURA database and mobile navigation products bundled with map updates. Revenues deferred from these arrangements were calculated using the relative fair market value method and recognized over the applicable subscription period, generally two years. A summary of deferred revenue for Cobra U.S. at December 31, 2012 and 2011 folows:

	2012	2011
	(in thousands)
Deferred revenue - Cobra U.S.	$401	$214

(5) Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company reviews the need for a valuation allowance in each tax jurisdiction on a quarterly basis, analyzing all negative and positive evidence. The U.S. operations were in a small cumulative income position for the thirty-six month period ending December 31, 2012, which, while objective positive evidence, is not conclusive and must be further evaluated by considering any other positive or negative objective evidence, such as the trend in earnings, as well as any positive or negative subjective evidence existing at December 31, 2012. After this evaluation, the Company concluded that the net weight of evidence was negative, and therefore the Company did not meet the more likely than not criteria for concluding that the valuation allowance for its U.S. operations, which totaled $8.7 million at December 31, 2012 (compared to $9.0 million at December 31, 2011), was no longer required in part or total.

The Company will continue to monitor the need for a valuation allowance throughout 2013, pursuant to the guidance of ASC 740. Should the Company demonstrate a favorable and sustainable trend for its historic and projected operating results in the U.S., a reduction in the valuation allowance and a corresponding income tax benefit may result.

The net change in the total valuation allowance was a decrease of $240,000 in 2012, an increase of $535,000 in 2011 and a decrease of $440,000 in 2010. The Company recognized a deferred benefit of $222,000 in 2012 due to a change in judgment about the realizability of the deferred tax assets.

The state tax NOL carry forward totaled $600,000 at December 31, 2012 and will expire in the years 2021 – 2031. The Company’s AMT credit carry forward, which does not expire and is available to offset against future income tax payments, totaled $2.5 million at December 31, 2012. The gross R&D credits which totaled $233,000 at December 31, 2012 will expire in 2031.

Amounts held by foreign subsidiaries are generally subject to U.S. income taxation when repatriated to the United States. The Company asserted under ASC 740-30 (formerly APB 23) that the unremitted earnings of its Irish subsidiary (CEEL) were permanently invested. As of December 31, 2012, the undistributed earnings of its Irish subsidiary totaled $6.8 million.

The provision (benefit) for income taxes for the years ended December 31, 2012, 2011 and 2010 consists of:

	2012	2011	2010
	(in thousands)
Current provision (benefit)
Federal	$238	$341	$(128)
State	61	164	(2)
Foreign	349	360	91

	648	865	(39)

Deferred (benefit) provision
Federal	(224)	(304)	-
Foreign	(316)	(392)	(341)

	(540)	(696)	(341)

Total provision (benefit)	$108	$169	$(380)

A summary of the pre-tax earnings for the years ended December 31, 2012, 2011 and 2010 by major taxing jurisdiction follows:

	2012	2011	2010
	(in thousands)
United States	$521	$898	$645
Foreign	2,757	2,358	307

Total	$3,278	$3,256	$952

The statutory federal income tax rate (34 percent) for the years ended December 31, 2012, 2011 and 2010 reconciled to the effective income tax rate follows:

	2012	2011	2010
Income taxes at statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	1.3	1.4	2.9
Foreign operations	(18.3)	(17.2)	(37.2)
R & D credit	-	(2.6)	(9.0)
Valuation allowance	2.5	(0.8)	(46.2)
CSV (gain) loss	(5.6)	1.6	(23.1)
Permanent items	(1.3)	(0.3)	9.2
Deferred tax for Irish subsidiary	-	(7.6)	26.0
Adjustment to prior year tax	(6.5)	(3.3)	3.5
Other	(2.8)	-	-

Effective tax rate	3.3%	5.2%	(39.9)%

Deferred tax assets and liabilities by type at December 31, 2012 and 2011 were as follows:

	2012	2011
	(in thousands)
Deferred tax assets:
Sales/receivable reserves	$535	$545
Inventory reserves	1,256	1,268
Compensation reserves	3,402	3,309
Accrued promotion expenses	654	693
Warranty reserves	397	461
AMT credit carry-forward	2,494	2,494
R & D expenditures	187	361
Net operating loss carry-forward	600	750
Other	593	415

Gross deferred tax assets	10,118	10,296
Valuation allowance	(8,729)	(8,969)

Deferred tax assets net of valuation allowance	1,389	1,327

Deferred tax liabilities:
Tax basis difference on PPL assets acquired	(902)	(1,171)
Intangible assets	(348)	(518)
Other	(514)	(505)

Deferred tax liabilities	(1,764)	(2,194)

Net deferred tax liability	$(375)	$(867)

Uncertain Tax Positions

A reconciliation of the beginning and ending balance of the unrecognized tax benefit follows (in thousands):

Uncertain Tax Positions
Balance at January 1, 2010	$147
Additions for current year tax positions	24
Reductions for prior years’ tax positions	(14)

Balance at December 31, 2010	157
Additions for current year tax positions	24

Balance December 31, 2011	181
Reductions for prior years’ tax positions	(135)

Balance December 31, 2012	$46

The balance of unrecognized tax benefits at December 31, 2012 includes potential benefits of $46,000 that, if recognized, would affect the effective tax rate. The total amount of unrecognized tax benefits is not expected to significantly change in the next twelve months.

The income tax expense (benefit) includes the applicable penalties and interest. For the twelve months ending December 31, 2012, 2011 and 2010 the expense (income) related to uncertain tax positions were as follows:

	2012	2011	2010
	(in thousands)
Interest expense (income)	$-	$-	$(9)
Penalty expense (income)	$-	$-	$(4)

Accrued interest and penalties at December 31, 2012 and 2011 were as follows:

	2012	2011
	(in thousands)
Accrued interest and penalties	$-	$-

The Company files federal, state and foreign income tax returns. The federal tax returns for the 2009 – 2012 tax years remain open to examination by the Internal Revenue Service. State tax returns for the 2008 – 2012 tax years remain open to examination by certain tax jurisdictions. The major foreign jurisdictions where the Company files tax returns are Ireland and the United Kingdom. The 2010 through 2012 tax years are open to examination in those foreign jurisdictions.

(6) Financing Arrangements

On December 7, 2012, the Company amended the Credit Agreement (the “Credit Agreement”) among the Company, BMO Harris, as administrative agent (the “Administrative Agent”), and the lenders party thereto from time to time (the “Lenders”) and extended the maturity date. The amended Credit Agreement provides a $35.0 million revolving loan facility, lower interest rates and matures on July 16, 2016.

Pursuant to the terms of its Credit Agreement, the Company is required to make mandatory prepayments on the amounts outstanding thereunder in the event that the Company receives proceeds under certain circumstances or in connection with other specified events. Financing and legal costs totaling $105,000 for the amendment were capitalized in the fourth quarter of 2012 and will be amortized over the loan term.

Borrowings under the Credit Agreement bear interest at either the base rate or the LIBOR lending rate (each as defined in the Credit Agreement), as applicable, plus the applicable margin set forth in the Credit Agreement. The Company will also pay certain fees and expenses, including a (i) commitment fee on the unused portion of the Lenders’ aggregate revolving commitment and (ii) a letter of credit fee equal to the product of the applicable margin set forth in the Credit Agreement times the face amount of the standby letters of credit and the commercial letters of credit outstanding at such time. The Credit Agreement contains customary covenants, including but not limited to financial covenants requiring the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) for the periods set forth in the Credit Agreement. The applicable fees and covenants for the Credit Agreement are as follows:

Commitment fee	0.25%
Fixed charge coverage ratio	1.10 to 1.00
Annual capital expenditures limit (in thousands)	$4,000
Annual dividend to shareholders limit (in thousands)	$1,250

The Company’s Fixed Charge Coverage Ratio, which is based on adjusted EBITDA less capital expenditures and cash tax payments in relation to interest expense, for the fourth quarter of 2012, exceeded the required minimum ratio of 1.10 to 1.00 and all financial covenants for the fourth quarter of 2012 were satisfied.

As a condition to the extension of the loan and the issuance of the letters of credit under the Credit Agreement, the Company has granted a security interest to the Administrative Agent, for the benefit of the Lenders, in substantially all the assets of the Company except (i) life insurance policies not collaterally assigned to the Lenders, (ii) any equipment subject to liens permitted under the Credit Agreement if such equipment is also subject to an agreement prohibiting the pledge of such equipment to the Lenders, (iii) deposit accounts used exclusively by the Company for payroll and employee retiree benefit purposes and (iv) the Company’s interest in the outstanding voting equity securities of any of its directly-owned foreign subsidiaries to the extent such interests exceed 65 percent of the outstanding voting equity securities of such foreign subsidiary.

The Company’s interest bearing debt outstanding under the revolving credit facility and credit availability under the revolving credit facility at December 31, 2012 and 2011 were as follows:

	December 31
	2012	2011
	(in thousands)
Interest bearing debt	$20,284	$18,655
Credit availability	$11,924	$8,925

The borrowing base formula to determine credit availability includes the following:

Percentage of eligible accounts receivable	85.0%
The lesser of:
Percentage of lower of cost or market of eligible inventory	65.0%
Percentage of the appraised net orderly liquidation	85.0%
value of eligible inventory
Percentage of commercial letters of credit	65.0%

The borrowing base is also subject to certain limitations and reserves established at the Lender’s discretion. If necessary, the Credit Agreement permits an “overadvance” of up to $1 million for sixty consecutive days.

The weighted average interest rate for the twelve months ending December 31, 2012 and 2011 (which includes the amortization charges associated with the terminated interest rate swap, refer to Note 8, Derivatives for additional information) is summarized in the following table:

	Year Ended
	2012	2011
Weighted average interest rate	4.6%	4.9%

Maximum borrowings outstanding at any month end and average daily borrowings outstanding during the twelve months ending December 31, 2012 and 2011 were as follows:

	Year Ended
	2012	2011
	(in thousands)
Maximum amount of borrowings outstanding at month-end	$27,334	$26,079
Average daily borrowings outstanding	$17,226	$17,602

Aggregate principal repayments of debt excluding payments on capital lease obligations over the next five years as of December 31, 2012 are as follows:

Year	Revolver
(in thousands)
2013	$–
2014	–
2015	–
2016	20,284

$20,284

The year-end interest rate for the revolving loan at prime and LIBOR at December 31, 2012 and 2011 were as follows:

	December 31
	2012	2011
Revolving loan at prime rate	3.75%	5.00%
Revolving loan at LIBOR rate	2.20%	3.55%

(7) Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, short-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximate their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its Credit Agreement approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit approximate fair value due to the short-term nature of the instrument. The contract value/fair value of the letters of credit at December 31, 2012 and 2011 were as follows:

	2012	2011
	(in thousands)
Letters of credit at fair value	$2,688	$2,324

The Company’s hedging activity is limited to foreign currency purchases and an interest rate swap, when applicable. The Company engages in foreign currency hedging to minimize the risk that the eventual settlement of foreign currency transactions would be adversely affected by changes in exchange rates. The Company did not have any open foreign exchange contracts at December 31, 2012 and 2011.

The Company occasionally hedges foreign exchange exposures by entering into various short-term forward foreign exchange contracts. The instruments are carried at fair value in its Consolidated Balance Sheets as a component of current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affected earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria are recorded currently in income as cost of sales. Hedging activities did not have a material impact on results of operations or financial condition during the twelve-month periods ending December 31, 2012 and 2011.

(8) Derivatives

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

The Company maintained an interest rate swap, which was terminated on July 16, 2010, to fix the interest rate for the term of the revolving credit facility and term loan under a previous Credit Agreement, thereby protecting the Company from future interest rate increases. The interest rate swap represented a cash flow hedge and was recorded at fair value and classified as a non-current liability. Changes in the recorded fair value of the interest rate swap were recorded to Accumulated Other Comprehensive Income (Loss). The termination cost of the interest rate swap will be amortized into interest expense through March 31, 2014. The interest amortization for the Company’s terminated interest rate swaps reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense during the twelve months ending December 31, 2012 and 2011 was as follows:

Income Statement Location	2012	2011
	(in thousands)
Interest expense	$88	$134

(9) Lease Transactions

The Company leases facilities and equipment under non-cancelable leases with remaining terms of one year or more, expiring at various dates through the year 2020. The terms of the agreements provide that the Company will pay certain operating expenses. The capital lease provides the Company with the option to purchase the related asset at the end of the respective initial lease terms. The gross amount and accumulated amortization for assets subject to the capital lease at December 31, 2012 was $130,000 and $40,000, respectively. The present value of the capital lease was $90,000 less $3,000 of interest.

Total minimum rental amounts committed in future years as of December 31, 2012 follows:

	Operating Lease	Capital Lease	Total
	(in thousands)
2013	$425	$43	$468
2014	266	43	309
2015	109	4	113
2016	68	–	68
2017	65	–	65
Thereafter	180	–	180

Total	$1,113	$90	$1,203

Rental expense for the twelve months ending December 31, 2012, 2011 and 2010 follows:

	2012	2011	2010
	(in thousands)
Rental expense	$469	$481	$714

(10) Shareholders’ Equity

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

(11) Earnings Per Share

Basic earnings per share excludes any dilution and is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of common stock. If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings per share. The earnings per share for the twelve months ending December 31, 2012, 2011 and 2010 follows:

	2012	2011	2010
	(in thousands, except per share data)
Net earnings	$3,170	$3,087	$1,332
Weighted-average shares outstanding:
Basic	6,599	6,526	6,471
Diluted	6,613	6,526	6,471
Basic earnings per share	$0.48	$0.47	$0.21
Diluted earnings per share:	$0.48	$0.47	$0.21

The diluted earnings per share calculations include the incremental shares of common stock issuable upon the exercise of stock options that have a market price in excess of the exercise price. When the exercise price of an option exceeds its market price the incremental shares are excluded from the diluted earnings per share calculation. A summary of the options outstanding, the options includable and excludable from the diluted earnings per share calculations and the incremental shares included in the diluted earnings per share calculation for the twelve months ending December 31, 2012, 2011 and 2010 follows:

	2012	2011	2010
	(in thousands)
Options included in diluted earnings per share calculation	103	–	–
Options excluded from diluted earnings per share calculation	251	253	323

Total options	354	253	323

	2012	2011	2010
	(in thousands)
Incremental shares included in the diluted earnings per share	14	–	–

(12) Stock Based Compensation

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

	2010 Plan	Closed Plans
	(in thousands)
Authorized, unissued shares originally available for grant	800	1,260
Stock options granted	218	1,213
Shares granted to non-employee directors	45	–
Restricted shares awarded to management	94	–
Shares available for grant at December 31, 2012	443	–
Options exercisable at December 31, 2012	34	137

The Company awarded shares of stock to its non-employee directors, shares of restricted stock to management and options to management in 2012 and 2011. A summary of the share and option awards and the stock-based compensation expense for the twelve months ended December 31, 2012, 2011 and 2010 follows:

	2012	2011	2010
	(in thousands)
Shares of stock to non-employee directors	20	25	–
Restricted shares to management	51	43	–
Options to management	115	103	–
Stock-based compensation expense	$327	$203	$202

The Company estimates the fair value of the stock option on the grant date using the Black-Scholes-Merton option pricing model and assumptions for expected price volatility, option term, risk-free interest rate and dividend yield. Expected price volatilities are based on historical volatilities of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected annual forfeiture rate of 3.5 percent is based on the forfeitures for prior awards. The fair value of the stock option is recognized on a straight-line basis over the requisite service period. The assumptions for the 2012 stock award are shown in the following table:

Risk-free interest rate	2.0%
Expected life	10 years
Expected volatility	42%

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

A summary of the status of the Plan as of December 31, 2012, 2011 and 2010, and changes during the years ended on those dates is presented below:

	2012		2011		2010
	Shares (000)	Weighted Average Exercise Price Price	Shares (000)	Weighted Average Exercise Price Price	Shares (000)	Weighted Average Exercise Price Price
Fixed Options
Outstanding at beginning of year	253	$7.77	323	$8.93	448	$8.38
Granted	115		103		—
Cancellations and expirations	(14)		(173)		(125)

Outstanding at end of year	354	6.71	253	7.77	323	8.93
Options exercisable at year end	171		150		283
Weighted-average fair value of options granted during the year		$2.45		$2.24		$—

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (000)	Weighted Average Exercise Price Price	Weighted Average Remaining Contractual Life	Number Exercisable (000)	Weighted Average Exercise Price Price
$3.00 to $4.00	103	$3.84	8.2	35	$3.84
$4.01 to $5.00	115	4.50	9.2	—	—
$5.01 to $7.00	1	6.11	0.3	1	6.11
$7.01 to $11.00	135	10.78	4.2	135	10.78

Total	354	$6.71		171	$9.34

A summary of the non-vested stock options at December 31, 2012 and 2011 and changes during the years then ended follows:

	Shares (000)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	89	$10.78
Forfeitures	(5)	10.78
Vested	(44)	10.78

Nonvested at December 31, 2010	40	10.78
Options awarded but not vested in 2011	103	3.84
Forfeitures	(5)	10.78
Vested	(35)	10.78

Nonvested at December 31, 2011	103	3.84
Options awarded but not vested in 2012	115	4.50
Forfeitures	—	0.00
Vested	(35)	3.84

Nonvested at December 31, 2012	183	$4.25

The intrinsic value of the stock options outstanding at December 31, 2012 based on the difference between the exercise price of the options and the year-end stock price follows:

2012
(in thousands)
Intrinsic value of options outstanding	$–

The unrecognized stock compensation as of December 31, 2012 will be recognized over future periods as follows:

Year Recognized	Stock Compensation
(in thousands)
2013	$260
2014	198
2015	77
2016	9

Total	$544

(13) Retirement Benefits

The Company has a tax-qualified retirement savings plan, the Cobra Electronics Corporation Profit Sharing and 401(k) Incentive Savings Plan (the “Plan”), under which participating employees may contribute up to the yearly statutory maximum into their Plan accounts. In addition, under the Plan, the Company matches amounts contributed by the participant up to a certain percent of earnings, not to exceed the statutory maximum. The Plan also allows the Company to make discretionary profit sharing contributions to the Plan accounts for the benefit of participating employees for any calendar year in an amount determined by the Board of Directors. The Company also has defined contribution expenses for certain non-U.S. employees. A summary of the 401(k) matching, profit sharing and defined contribution expenses for the twelve months ending December 31, 2012, 2011 and 2010 follows:

	2012	2011	2010
	(in thousands)
Matching 401(k) expenses	$273	$209	$201
Profit sharing contributions	$–	$178	$–
Non-U.S. defined contribution	$155	$128	$97

Deferred compensation obligations arise pursuant to outstanding key executive deferred compensation plans, most of which are non-qualified defined benefit arrangements. The current portion of the deferred compensation liability was included in accrued salaries and commissions and the non-current portion was recorded as a long-term liability. The current and non-current liabilities for deferred compensation at December 31, 2012 and 2011 were as follows:

	2012	2011
	(in thousands)
Deferred compensation - short term liability	$423	$423
Deferred compensation - long term liability	$7,780	$7,392

The deferred compensation liability is based on discounted future cash flows related to these arrangements. The discount rate used at December 31, 2012 and 2011 was as follows:

	2012	2011
Discount rate	7.0%	7.0%

The cash surrender value of life insurance policies is classified on the balance sheet as a non-current asset. The cash value of officers’ life insurance policies is maintained to recover the costs of deferred compensation obligations and the aggregate death benefit to the Company. Following is a summary of the Company’s death benefit at December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Aggregate death benefit to the Company	$19,310	$20,839

(14) Intangible Assets

Intangible assets consist of the following at December 31, 2012 and December 31, 2011:

	2012	2011
	(in thousands)
Internal use software	$2,879	$2,784
Less accumulated amortization	(2,543)	(2,340)

	336	444
ERP internal software system	4,368	4,333
Less accumulated amortization	(4,148)	(3,780)

	220	553
Trademarks, trade names and patents	6,844	6,378
Less accumulated amortization	(2,110)	(1,802)

	4,734	4,576
Product software, net of impairment	1,468	1,149
Less accumulated amortization, net of impairment	(1,041)	(607)

	427	542
Customer relationships	5,040	4,822
Less accumulated amortization	(3,123)	(2,506)

	1,917	2,316

Total	$7,634	$8,431

The product software asset and accumulated amortization shown above are presented net of the respective impairment charges. There were no product software impairment charges for 2012, 2011 and 2010. The anticipated amortization expense of intangible assets over the next 5 years is summarized in the following table:

Year	Cost
(in thousands)
2013	$1,600
2014	800
2015	800
2016	700
2017	300

Total	$4,200

(15) Other Current Assets

The components of the other current assets at December 31, 2012 and 2011 were as follows:

	2012	2011
	(in thousands)
Prepaid assets	$2,170	$2,156
Deferred income taxes, current	–	7
Vendor and miscellaneous receivables	901	563

	$3,071	$2,726

(16) Commitments and Contingencies

On August 3, 2012, Hoyt A. Fleming filed a complaint in the United States District Court for the District of Idaho against the Company alleging infringement of certain patents and seeking unspecified damages and injunctive relief. The allegations relate to approximately 30 of the Company’s radar detection products that were sold with GPS or capable of receiving a GPS attachment or that have compass directional ability. The complaint also alleges infringement of one of the patents at issue by co-defendant The Whistler Group, Inc. On November 15, 2012, the Company filed a motion to stay the case on the basis that the patents at issue are subject to a reexamination request in the U.S. Patent and Trademark Office. The Court has not ruled on the Company’s motion. On January 10, 2013, the Company filed an answer to the complaint denying the allegations of infringement. The Court has set a hearing on claim construction for July 10, 2013. All parties have served discovery in the case. The Company believes that the claims are without merit and intends to vigorously defend the action; however, litigation is inherently unpredictable and, as a result, our financial condition and results of operations could be adversely affected by an unfavorable resolution of this action. At this time, no reasonable estimate can be made of any potential loss resulting from the action.

In addition, the Company is subject to various other unresolved legal actions and proceedings, which arise in the normal course of its business. None of these actions is expected to have a material adverse effect on the Company’s financial condition or results of operations.

Outstanding inventory purchase orders with suppliers at December 31, 2012 and 2011 follows:

	2012	2011
	(in thousands)
Open purchase orders	$15,165	$15,712

(17) Product Warranty Costs and Inventory Valuation Reserves

The Company warrants to the consumer who purchases its products that it will repair or replace, without charge, defective products within one year of purchase. The Company also has a return policy for its customers that allow them to return, to the Company, products returned to them by their customers for full or partial credit based on when the Company’s customer last purchased these products. Accordingly, the Company maintains a warranty reserve and a liquidation reserve.

The warranty reserve reflects historical return rates by product category multiplied by the most recent six months of unit sales and the unit standard cost of each model. The Company uses the most recent six months of unit sales in its estimate, as historical experience indicates that most returns will occur within six months of the Company’s original sale date. Therefore, judgments must be made based on historical return rates and how the returned product will be disposed of by, either liquidation or return to vendors for credit on new purchases. The amount of the reserve reflects the estimated quantity of future returns and the expected return costs. The expected return cost is based on the difference between the purchase cost and the return credit from the vendor or the difference between the purchase cost and the liquidation sale. This reserve may vary based upon the level of sales and changes in historical return rates from quarter to quarter as well as estimated costs of disposal, either liquidation prices or the credit given by vendors. A roll-forward of the warranty reserve follows:

	2012	2011	2010
	(in thousands)
Accrued product warranty costs, January 1	$1,191	$923	$857
Warranty provision	2,387	2,867	2,390
Warranty expenditures	(2,538)	(2,599)	(2,324)

Accrued product warranty costs, December 31	$1,040	$1,191	$923

The liquidation reserve represents the write-down of returned product from our customers to its net realizable value. Returned inventory is either sold to various liquidators or returned to vendors for partial credit against similar, new models; this decision depends upon the estimated future demand for the models. Judgments are made as to whether various models are to be liquidated or returned to the vendor, taking into consideration the liquidation prices expected to be received and the amount of vendor credit. The amount of the reserve reflects the quantity of returned products on-hand and the expected return costs. The expected return cost is the difference between the purchase cost and the return credit from the vendor or the difference between the purchase cost and the liquidation sale. This reserve can fluctuate significantly from quarter to quarter depending upon quantities of returned inventory on hand and the estimated liquidation price or vendor credit per unit. A roll-forward of the liquidation reserve follows:

	2012	2011	2010
	(in thousands)
Liquidation reserve, January 1	$999	$777	$648
Liquidation provision	2,300	2,156	2,229
Liquidation of models	(2,165)	(1,934)	(2,100)

Liquidation reserve, December 31	$1,134	$999	$777

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

	2012	2011	2010
	(in thousands)
Net realizable reserve, January 1	$118	$206	$238
NRV provision	512	315	329
NRV write-offs	(367)	(403)	(361)

Net realizable reserve, December 31	$263	$118	$206

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

(19) Allowance for Doubtful Accounts

The following table shows the activity in the allowance for doubtful accounts:

	2012	2011	2010
	(in thousands)
Balance, January 1	$665	$186	$103
Provision for doubtful accounts	119	611	85
Write-offs, less recoveries	(105)	(132)	(2)

Balance, December 31	$679	$665	$186

(20) Interest Expense and Other Income (Expense)

The following table shows the components of interest expense for the years ending December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in thousands)
Interest on debt	$708	$733	$982
Amortization of loan fees	240	236	552
Interest rate swap amortization	88	134	30

Total interest expense	$1,036	$1,103	$1,564

The following table shows the components of other income (expense) for the years ending December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in thousands)
Interest income	$23	$2	$2
CSV income (loss)	535	(152)	574
Exchange gain (loss)	338	(219)	390
Other - net	126	(18)	(12)

Other income (expense)	$1,022	$(387)	$954

(21) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the years ended December 31, 2012, 2011 and 2010, accumulated other comprehensive income (loss) includes the foreign currency translation adjustment and the interest rate swap. A summary of the accumulated other comprehensive income (loss) for the three-year period ending December 31, 2012 follows:

	2012	2011	2010
	(in thousands)
Foreign currency translation adjustment	$(2,071)	$(2,222)	$(2,143)
Interest rate swap	48	(40)	(174)

Total	$(2,023)	$(2,262)	$(2,317)

(22) Quarterly Financial Information (Unaudited)

The following table summarizes the unaudited quarterly financial information for years ending December 31, 2012 and 2011:

	Quarter Ended
	March 31		June 30		September 30		December 31
	2012	2011	2012	2011	2012	2011	2012	2011
	(in thousands, except per share amounts)
Net sales	$26,418	$22,439	$29,084	$28,860	$27,672	$34,454	$35,732	$37,506
Gross profit	7,588	5,836	8,858	8,188	7,779	10,299	10,303	11,774
Net earnings (loss)	339	(819)	902	517	564	1,378	1,365	2,011
Net earnings (loss) per share (a)
Basic	$0.05	$(0.13)	$0.14	$0.08	$0.09	$0.21	$0.21	$0.31
Diluted	0.05	(0.13)	0.14	0.08	0.09	0.21	0.21	0.31

(a)	The sum of the quarterly net earnings per share amounts may not equal the annual amount because net earnings per share are calculated independently for each quarter.

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

During 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2012.

Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2012, the Company maintained effective internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2012 fiscal year, and such information is hereby incorporated by reference.

The Company has adopted a Code of Business Conduct and Ethics (the “Code”), which applies solely to the Company’s officers, senior accounting and financial personnel and directors. The Company has posted the Code on its website at www.cobra.com and any waivers of, or amendments to, the Code will be approved by the Board of Directors or the Governance and Nominating Committee of the Company’s Board of Directors. Any change to or waiver of the Code will be disclosed by publishing a statement on the Company’s website.

Additional information concerning Cobra’s executive officers is included under Executive Officers of the Registrant in Part I.

Item 11.  Executive Compensation

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2012 fiscal year, and such information, provided that the Compensation Committee Report shall not be deemed “filed” in this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

With the approval of the 2010 Equity Incentive Plan by the shareholders in 2010, prior plans were consolidated into the 2010 Plan. The following table provides information about stock options outstanding and shares available for future awards under the Company’s equity compensation plan as of December 31, 2012.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	353,950	$6.71	443,250
Equity compensation plans not approved by security holders	-	-	-

Total	353,950	$6.71	443,250

Other information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2012 fiscal year, and such information is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2012 fiscal year, and such information is hereby incorporated by reference.

Item 14.  Principal Accountant Fees and Services

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2012 fiscal year, and such information is hereby incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

[a] Index to Consolidated Financial Statements and Schedules

Description		Page or Schedule Number
1.	Report of Independent Registered Public Accounting Firm	34
	Consolidated Statements of Operations for the three years ended December 31, 2012	35
	Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2012	36
	Consolidated Balance Sheets as of December 31, 2012 and 2011	37
	Consolidated Statements of Cash Flows for the three years ended December 31, 2012	39
	Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2012	40
	Notes to Consolidated Financial Statements	41-61

2.	Exhibits:

	See Index to Exhibits on pages 66 through 69.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

/S/ ROBERT J. BEN
Robert J. Ben Senior Vice President and Chief Financial Officer

Dated: March 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/S/ JAMES R. BAZET James R. Bazet	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ ROBERT J. BEN Robert J. Ben	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ GERALD M. LAURES Gerald M. Laures	Vice President — Finance and Corporate Secretary (Principal Accounting Officer)

/S/ WILLIAM P. CARMICHAEL William P. Carmichael	Director

/S/ JOHN S. LUPO John S. Lupo	Director

/S/ IAN R. MILLER Ian R. Miller	Director

/S/ S. SAM PARK S. Sam Park	Director

Dated: March 18, 2013

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1	Share Purchase Deed dated October 14, 2006 among Cobra Electronics UK Limited, Performance Products Limited and the shareholders of Performance Products Limited — Filed as Exhibit No. 2.1 to the Registrant’s Current Report on Form 8-K dated October 19, 2006 (File No. 0-511), and hereby incorporated by reference.

3.1	Restated Certificate of Incorporation, as amended October 28, 1998 — Filed as Exhibit No. 3(i) to the Registrant’s Form 10-K for the year ended December 31, 1998 (File No. 0-511), and hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Cobra Electronics Corporation adopted February 19, 2013 – Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated February 19, 2013 (File No. 0-511), and hereby incorporated by reference.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Cobra Electronics Corporation pursuant to Section 151 of the General Corporation Law of the State of Delaware — Filed as Exhibit No. 3(iii) to the Registrant’s Form 10-K for the year ended December 31, 2001 (File No. 0-511), and hereby incorporated by reference.

4

Amended and Restated Rights Agreement dated November 3, 2011 between Cobra Electronics

Corporation and American Stock Transfer & Trust Company, as rights agent — Filed as Exhibit

4.1 to the Registrant’s Current Report on Form 8-K dated November 3, 2011 (File No. 0-511),

and hereby incorporated by reference.

10.1#	Employment Agreement between Cobra Electronics Corporation and Anthony Mirabelli dated January 31, 1997 — Filed as Exhibit No. 10.29 to the Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-511), and hereby incorporated by reference.

10.2#	1997 Stock Option Plan – Filed as Exhibit A to the Registrant’s Proxy Statement Schedule 14A dated April 16, 1997 (File No. 0-511) and hereby incorporated by reference.

10.3#	Cobra Electronics Corporation Executive Deferred Compensation Plan dated May 11, 1999 — Filed as Exhibit No. 10.14 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10.4#	Cobra Electronics Corporation Deferred Compensation Plan For Select Executives dated December 21, 1999 — Filed as Exhibit No. 10.15 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10.5#	Cobra Electronics Corporation Executive Retirement Trust dated May 11, 1999 between Cobra Electronics Corporation and Gerald Laures, as trustee, for the benefit of James Bazet dated May 11, 1999 — Filed as Exhibit No. 10.16 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10.6#	Employment Agreement addendum between Cobra Electronics Corporation and Anthony Mirabelli dated April 22, 1999 — Filed as Exhibit No. 10.17 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000 (File No. 0-511), and hereby incorporated by reference.

10.7#	2000 Stock Option Plan — Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25, 2000 (File No. 333-42164), and hereby incorporated by reference.

10.8	Technology Patent License Agreement between TeleAtlas North America, Inc. and Cobra Electronics Corporation dated March 31, 2006 — Filed as Exhibit No. 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006 (File No. 0-511), and hereby incorporated by reference. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

Exhibit Number	Description of Document

10.9#	Employment Agreement between Cobra Electronics Corporation and Michael Smith dated December 21, 2007 — Filed as Exhibit No. 10.26 to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 0-511), and hereby incorporated by reference.

10.10#	First Amendment to the Deferred Compensation Plan for Select Executives — Filed as Exhibit No. 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 0-511), and hereby incorporated by reference.

10.11#	Cobra Electronics Corporation Severance Pay Plan — Filed as Exhibit No. 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 0-511), and hereby incorporated by reference.

10.12#	First Amendment to Cobra Electronics Corporation Severance Pay Plan — Filed as Exhibit No. 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 0-511), and hereby incorporated by reference.

10.13#	Employment Agreement Amendment between Cobra Electronics Corporation and Anthony Mirabelli dated December 31, 2008 — Filed as Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K dated January 7, 2009 (File No. 0-511), and hereby incorporated by reference.

10.14#	2010 Executive Incentive Plan — Filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010 (File No. 0-511), and hereby incorporated by reference.

10.15	Credit Agreement dated July 16, 2010 among Cobra Electronics Corporation, Harris N. A., as Administrative agent, and the lenders party thereto — Filed as Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K dated July 16, 2010 (File No. 0-511), and hereby incorporated by reference.

10.16#	2010 Executive Incentive Payment Plan, as amended — Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 3, 2010 (File No. 0-511), and hereby incorporated by reference.

10.17#	Employment Agreement between Cobra Electronics Corporation and Sally Washlow dated as of July 28, 2010 — Filed as Exhibit 10.1 the Registrant’s Form 10-Q for the quarter ended September 30, 2010 (File No. 0-511) and hereby incorporated by reference.

10.18#	2010 Equity Incentive Plan — Filed as Appendix A to the Registrant’s Proxy Statement Schedule 14A dated April 1, 2010 (File No. 0-511) and hereby incorporated by reference.

10.19#	First Amendment to Cobra Electronics Corporation Deferred Compensation Plan effective as of December 31, 2008 — Filed as Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2010 (File No. 0-511), and hereby incorporated by reference.

10.20#	Second Amendment to Cobra Electronics Corporation Deferred Compensation Plan for Select Executives effective as of December 31, 2008 — Filed as Exhibit 10.28 to the Registrant’s Form 10-K for the year ended December 31, 2010 (File No. 0-511), and hereby incorporated by reference.

10.21#	Cobra Electronics Corporation 2002 Deferred Compensation Plan for Select Executives — Filed as Exhibit 10.29 to the Registrant’s Form 10-K for the year ended December 31, 2010 (File No. 0-511), and hereby incorporated by reference.

10.22#	First Amendment to Cobra Electronics Corporation 2002 Deferred Compensation Plan for Select Executives effective as of November 1, 2008. Filed as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 2010 (File No. 0-511), and hereby incorporated by reference.

10.23#	Second Amendment to Cobra Electronics Corporation 2002 Deferred Compensation Plan for Select Executives effective as of December 31, 2008. Filed as Exhibit 10.31 to the Registrant’s Form 10-K for the year ended December 31, 2010 (File No. 0-511), and hereby incorporated by reference.

Exhibit Number	Description of Document

10.24#	Third Amendment to Cobra Electronics Corporation 2002 Deferred Compensation Plan for Select Executives effective as August 1, 2010. Filed as Exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 2010 (File No. 0-511), and hereby incorporated by reference.

10.25#	Employment Agreement between Cobra Electronics Corporation and Robert J. Ben dated as of May 11, 2011 — Filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2011 (File No. 0-511), and hereby incorporated by reference.

10.26#	2011 Executive Incentive Payment Plan, as amended — Filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2011 (File No. 0-511), and hereby incorporated by reference.

10.27	First Amendment to Credit Agreement dated September 14, 2011 among Cobra Electronics Corporation, BMO Harris Bank N.A. (formerly known as Harris N.A.), as administrative agent, and the lenders party thereto — Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2011 (File No. 0-511), and hereby incorporated by reference.

10.28#	Employment Agreement between Cobra Electronics Corporation and James R. Bazet dated as of May 5, 2009 — Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 5, 2009 (File No. 0-511), and hereby incorporated by reference.

10.29#	2012 Executive Incentive Payment Plan — Filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 (File No. 0-511), and hereby incorporated by reference.

10.30	Second Amendment to Credit Agreement dated April 16, 2012 among Cobra Electronics Corporation, BMO Harris Bank N.A. (formerly known as Harris N.A.), as administrative agent, and the lenders party thereto — Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 16, 2012 (File No. 0-511), and hereby incorporated by reference.

10.31#	Cobra Electronics Corporation 2010 Equity Incentive Pan — Form of Restricted Stock Award Agreement — Filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 (File No. 0-511), and hereby incorporated by reference.

10.32#	Cobra Electronics Corporation 2010 Equity Incentive Pan — Stock Award Agreement (Non-Employee Directors) — Filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 (File No. 0-511), and hereby incorporated by reference.

10.33#	Cobra Electronics Corporation 2010 Equity Incentive Plan — Form of Option Award Notice — Filed as Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 (File No. 0-511), and hereby incorporated by reference.

10.34#	Employment Agreement between Cobra Electronics Corporation and James R. Bazet dated as of June 20, 2012 — Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2012 (File No. 0-511), and hereby incorporated by reference.

10.35	Third Amendment to Credit Agreement dated December 7, 2012 among Cobra Electronics Corporation, BMO Harris Bank N.A. (formerly known as Harris N.A.), as administrative agent, and the lenders party thereto — Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated December 7, 2012 (File No. 0-511), and hereby incorporated by reference.

10.36#	Amendment to Letter Agreement dated January 4, 2013 between Cobra Electronics Corporation and Sally Washlow — Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 4, 2013 (File No. 0-511), and hereby incorporated by reference.

21.1*	Cobra Electronics Corporation Subsidiaries.

23.1*	Consent of Grant Thornton LLP.

Exhibit Number	Description of Document

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101*	Financial statements and footnotes formatted in XBRL (eXtensible Business Reporting Language).

*	Filed herewith.
#	Executive compensation plan or arrangement.