Form 10-Q
period 2013-03-31
COBRA ELECTRONICS CORP
filed 2013-05-13
CIK 30828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares of Common Stock of Registrant outstanding as of May 7, 2013: 6,610,580

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Operations—Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31
	2013	2012
Net sales	$21,577	$26,418
Cost of sales	15,342	18,830

Gross profit	6,235	7,588
Selling, general and administrative expense	7,961	7,427

(Loss) earnings from operations	(1,726)	161
Interest expense	(160)	(253)
Other income	353	493

(Loss) earnings before income taxes	(1,533)	401
Tax (benefit) provision	(1)	62

Net (loss) earnings	$(1,532)	$339

Net (loss) earnings per common share:
Basic	$(0.23)	$0.05
Diluted	$(0.23)	$0.05
Weighted average shares outstanding:
Basic	6,611	6,562
Diluted	6,611	6,580

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)—Unaudited

(In Thousands)

	Three Months Ended
	March 31
	2013	2012
Net (loss) earnings	$(1,532)	$339
Other comprehensive (loss) earnings, net of tax:
Foreign currency translation	(670)	503
Interest rate swap	17	25

Other comprehensive (loss) income	(653)	528

Comprehensive (loss) income	$(2,185)	$867

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$4,933	$1,785
Receivables, net of allowance for doubtful accounts of $692 in 2013 and $679 in 2012	13,627	20,943
Inventories, primarily finished goods, net	33,115	38,068
Other current assets	3,114	3,071

Total current assets	54,789	63,867
Property, plant and equipment, at cost:
Buildings and improvements	6,865	6,865
Tooling and equipment	13,981	13,796

	20,846	20,661
Accumulated depreciation	(15,823)	(15,568)
Land	230	230

Property, plant and equipment, net	5,253	5,323
Other assets:
Cash surrender value of life insurance policies	6,365	5,907
Deferred income taxes, non-current	506	544
Intangible assets	7,252	7,634
Other assets	198	215

Total other assets	14,321	14,300

Total assets	$74,363	$83,490

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term bank debt	$18,219	$20,284
Accounts payable	2,375	5,598
Accrued salaries and commissions	1,109	2,053
Accrued advertising and sales promotion costs	261	1,012
Accrued product warranty costs	892	1,040
Accrued income taxes	87	425
Deferred income taxes, current	15	33
Other accrued liabilities	3,889	3,368

Total current liabilities	26,847	33,813
Non-current liabilities:
Deferred compensation	7,845	7,780
Deferred income taxes	818	886
Other long-term liabilities	704	751

Total non-current liabilities	9,367	9,417

Total liabilities	36,214	43,230
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1 par value
Authorized: 1,000,000 shares Issued: None	—	—
Common stock, $.33 1/3 par value
Authorized: 12,000,000 shares
Issued: 7,178,400 shares
Outstanding: 6,610,580 shares	2,392	2,392
Additional paid-in capital	21,343	21,269
Retained earnings	20,927	22,459
Accumulated other comprehensive loss	(2,676)	(2,023)

	41,986	44,097
Treasury stock, at cost (567,820 shares)	(3,837)	(3,837)

Total shareholders’ equity	38,149	40,260

Total liabilities and shareholders’ equity	$74,363	$83,490

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Cash Flows—Unaudited

(In Thousands)

	Three Months Ended
	March 31
	2013	2012
Cash flows from operating activities:
Net (loss) earnings	$(1,532)	$339
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
Depreciation and amortization	840	961
Deferred income taxes	(16)	(46)
Gain on cash surrender value (CSV) life insurance	(458)	(455)
Stock-based compensation	74	131
Changes in assets and liabilities:
Receivables	7,219	6,472
Inventories	4,418	4,257
Other assets	(168)	252
Accounts payable	(3,125)	(3,442)
Other liabilities	(1,523)	(2,664)

Net cash provided by operating activities	5,729	5,805

Cash flows from investing activities:
Property, plant and equipment	(279)	(137)
Intangible assets	(311)	(298)

Net cash used in investing activities	(590)	(435)

Cash flows from financing activities:
Bank payments	(2,065)	(5,304)
Capital lease obligations	(10)	—

Net cash used by financing activities	(2,075)	(5,304)
Effect of exchange rate changes on cash and cash equivalents	84	51

Net increase in cash	3,148	117
Cash at beginning of period	1,785	1,033

Cash at end of period	$4,933	$1,150

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$126	$150
Income taxes	$351	$451

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss)—Unaudited

(In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance—December 31, 2012	$2,392	$21,269	$22,459	$(2,023)	$(3,837)	$40,260
Net (loss) earnings	—	—	(1,532)	—	—	(1,532)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(670)	—	(670)
Interest rate swap, no tax benefit	—	—	—	17	—	17
Stock compensation expense	—	74	—	—	—	74

Balance—March 31, 2013	$2,392	$21,343	$20,927	$(2,676)	$(3,837)	$38,149

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

The consolidated financial statements for the three months ended March 31, 2013 included herein have been prepared by Cobra Electronics Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of December 31, 2012 has been derived from the audited consolidated balance sheet as of that date. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

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

(2) NEW ACCOUNTING STANDARDS

Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, was issued in February 2013 with an effective date of January 1, 2013 for calendar year entities. This new guidance requires entities to report the reclassifications out of accumulated other comprehensive income. The Company adopted ASU 2013-02 on January 1, 2013 and the disclosure requirements were applied prospectively to the current period. Adoption of ASU 2013-02 provides enhanced disclosure and did not affect the Company’s financial position or results of operation.

(3) SEGMENT INFORMATION

The Company operates in two business segments: (1) Cobra Consumer Electronics (“Cobra”) and (2) Performance Products Limited (“PPL”). The Cobra segment is comprised of Cobra Electronics Corporation, Cobra Hong Kong Limited and Cobra Electronics Europe Limited (“CEEL”). The Company has separate sales departments and distribution channels for each segment, which provide segment exclusive product lines to all customers for that segment. Currently, there are no intersegment sales. The financial information by business segment for the three months ended March 31, 2013 and 2012 follows:

	2013			2012
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(in thousands)
Net sales	$18,415	$3,162	$21,577	$23,050	$3,368	$26,418
Cost of sales	13,362	1,980	15,342	16,744	2,086	18,830

Gross profit	5,053	1,182	6,235	6,306	1,282	7,588
Selling, general and administrative expense	6,761	1,200	7,961	6,234	1,193	7,427

(Loss) earnings from operations	(1,708)	(18)	(1,726)	72	89	161
Interest expense	(160)	—	(160)	(253)	—	(253)
Other income (expense)	453	(100)	353	489	4	493

(Loss) earnings before income taxes	(1,415)	(118)	(1,533)	308	93	401
Tax provision (benefit)	15	(16)	(1)	98	(36)	62

Net (loss) earnings	$(1,430)	$(102)	$(1,532)	$210	$129	$339

(4) MULTIPLE ELEMENT ARRANGEMENTS

The Company bundles the sale of its PPL Trucker Navigation and other selected PPL navigation products with ongoing access to its AURA speed camera database in order to allow those customers who so chose to update their databases for both navigation low bridge height data (perceived as critical to some professional drivers) and speed camera locations. However, in order to receive these updates to these fully functional products, customers must first register on PPL’s website. The Company deferred the revenue associated with the ongoing service period, which was considered a separate unit of accounting. Revenues deferred from this arrangement were calculated using the relative selling price method based on Vendor Specific Objective Evidence (“VSOE”) and recognized over the applicable subscription period, generally two years. A summary of PPL’s deferred revenue at March 31, 2013 and December 31, 2012 follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Deferred revenue—PPL	$883	$914

In addition, the Company’s domestic business sells products bundled with access to the AURA database and mobile navigation products bundled with map updates. Revenues deferred from these arrangements were calculated using the relative fair market value method and recognized over the applicable subscription period, generally two years. A summary of deferred revenue for Cobra U.S. at March 31, 2013 and December 31, 2012 follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Deferred revenue—Cobra U.S.	$368	$401

(5) INCOME TAXES

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

The Company reviews the need for a valuation allowance at each quarter-end. The U.S. operations were in a current year loss position for the three month period ending March 31, 2013. Based on this and other relevant information, management concluded at March 31, 2013 that the Company did not meet the more likely than not criteria for concluding that the valuation allowance for its U.S. operations, which totaled $8.9 million at March 31, 2013 (compared to $8.7 million at December 31, 2012), was no longer required in part or total. The Company will continue to monitor the need for a valuation allowance throughout 2013. Should the Company demonstrate a favorable and sustainable trend for its historic and projected operating results in the U.S., a reduction in the valuation allowance and a corresponding income tax benefit may result.

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

Borrowings under the Credit Agreement bear interest at either the base rate or the LIBOR lending rate (each as defined in the Credit Agreement), as applicable, plus the applicable margin set forth in the Credit Agreement. The Company will also pay certain fees and expenses, including a (i) commitment fee on the unused portion of the Lenders’ aggregate revolving commitment and (ii) a letter of credit fee equal to the product of the applicable margin set forth in the Credit Agreement times the face amount of the standby letters of credit and the commercial letters of credit outstanding at such time. The Credit Agreement contains customary covenants, including but not limited to financial covenants requiring the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) for the periods set forth in the Credit Agreement. Certain fees and covenants for the Credit Agreement follow:

Commitment fee	0.25%
Fixed charge coverage ratio	1.10 to 1.00
Annual capital expenditures limit (in thousands)	$4,000
Annual dividend to shareholders limit (in thousands)	$1,250

The Company’s Fixed Charge Coverage Ratio, which is based on adjusted EBITDA less capital expenditures and cash tax payments in relation to interest expense, for the first quarter of 2013, exceeded the required minimum ratio of 1.10 to 1.00 and all financial covenants for the first quarter of 2013 were satisfied.

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

The Company’s interest bearing debt outstanding under the revolving credit facility and credit availability under the revolving credit facility at March 31, 2013 follows:

March 31, 2013
(in thousands)
Interest bearing debt	$18,219
Credit availability	$7,422

The borrowing base formula to determine credit availability includes the following:

Percentage of eligible accounts receivable	85.0%
The lesser of:
Percentage of lower of cost or market of eligible inventory	65.0%
Percentage of appraised net orderly liquidation value of eligible inventory	85.0%
Percentage of commercial letters of credit	65.0%

The borrowing base is also subject to certain limitations and reserves established at the Lenders’ discretion. If necessary, the Credit Agreement permits an “overadvance” of up to $1,000,000 for sixty consecutive days.

The weighted average interest rate for the three months ending March 31, 2013 and 2012, which includes the amortization charges associated with the terminated interest rate swap described in Note 8, Derivatives, follows:

	2013	2012
Weighted average interest rate	2.90%	5.0%

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts receivable, accounts payable, short-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximated their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its Credit Agreement approximated fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit approximated fair value due to the short-term nature of the instruments. The fair value of letters of credit at March 31, 2013 and December 31, 2012 follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Letters of credit at fair value	$3,621	$2,688

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

The Company maintained an interest rate swap, which was terminated on July 16, 2010, to fix the interest rate for the term of the revolving credit facility and term loan under its previous Credit Agreement, thereby protecting the Company from future interest rate increases. The interest rate swap represented a cash flow hedge and was recorded at fair value and classified as a non-current liability. Changes in the recorded fair value of the interest rate swap were recorded to Accumulated Other Comprehensive Income (Loss). The termination cost of the interest rate swap will be amortized into interest expense through March 31, 2014. The interest amortization for the Company’s terminated interest rate swaps reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense during the three months ended March 31, 2013 and 2012 follows:

	Three Months Ended March 31
Income Statement Location	2013	2012
	(in thousands)
Interest expense	$17	$25

(9) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of common stock. If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings (loss) per share. The earnings or loss per share for the three months ended March 31, 2013 and 2012 follows:

	Three Months Ended March 31
	2013	2012
	(in thousands, except per share data)
Net (loss) earnings	$(1,532)	$339
Weighted-average shares outstanding
Basic	6,611	6,562
Diluted	6,611	6,580
Basic (loss) earnings per share	$(0.23)	$0.05
Diluted (loss) earnings per share	$(0.23)	$0.05

The diluted earnings per share calculations include the incremental shares of common stock issuable upon the exercise of stock options that have a market price in excess of the exercise price. When the exercise price of an option exceeds its market price the incremental shares are excluded from the diluted earnings per share calculation. A summary of the options outstanding, the options includable and excludable from the diluted earnings per share calculations and the incremental shares included in the diluted earnings per share calculation for the three months ended March 31, 2013 and 2012 follows:

	Three Months Ended March 31
	2013	2012
	(in thousands)
Options included in diluted earnings (loss) per share calculation	—	217
Options excluded from diluted earnings (loss) per share calculation	354	146

Total options	354	363

	Three Months Ended March 31
	2013	2012
	(in thousands)
Incremental shares included in the diluted earnings (loss) per share	—	18

(10) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the three months ended March 31, 2013 and 2012, Accumulated Other Comprehensive Income (Loss) included the foreign currency translation adjustment and a terminated interest rate swap.

A summary of the change in the Accumulated Other Comprehensive Income (Loss) from December 31, 2012 to March 31, 2013 follows:

	Interest	Foreign
	Rate	Currency
	Swap	Translation	Total
	(in thousands)
Balance, December 31, 2012	$48	$(2,071)	$(2,023)
Other comprehensive income (loss) before reclassifications	—	(670)	(670)
Amounts reclassified from accumulated other comprehensive income (loss)	17	—	17

Balance, March 31, 2013	$65	$(2,741)	$(2,676)

A summary of the amounts reclassified out of Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2013 follows:

Accumulated Other Comprehensive Income Components	2013
(in thousands)
Interest rate swap—amortization	$17

(11) OTHER CURRENT ASSETS

The following table summarizes the components of other current assets at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Prepaid assets	$2,096	$2,170
Vendor and miscellaneous receivables	997	901
Deferred income taxes, current	21	—

	$3,114	$3,071

(12) INTANGIBLE ASSETS

The following table summarizes the components of intangible assets at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Internal use software	$2,903	$2,879
Less accumulated amortization	(2,582)	(2,543)

	321	336

ERP internal software system	4,384	4,368
Less accumulated amortization	(4,177)	(4,148)

	207	220

Trademarks, trade names and patents	6,723	6,844
Less accumulated amortization	(2,125)	(2,110)

	4,598	4,734

Product software, net of impairment	1,634	1,468
Less accumulated amortization, net of impairment	(1,192)	(1,041)

	442	427

Customer relationships	4,739	5,040
Less accumulated amortization	(3,055)	(3,123)

	1,684	1,917

Total	$7,252	$7,634

Product software assets and accumulated depreciation shown in the preceding table are shown net of the respective impairment charges. There were no product software impairment charges for the three months ended March 31, 2013 and 2012. The anticipated amortization expense of intangible assets over the next five years ending December 31 follows:

Year	Cost
(in thousands)
2014	$800
2015	800
2016	700
2017	300
2018	300

$2,900

(13) COMMITMENTS AND CONTINGENCIES

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

In addition, the Company is subject to various unresolved legal actions which arise in the normal course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters cannot be determined at this time. The Company’s outstanding inventory purchase orders with suppliers at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Open purchase orders	$20,763	$15,165

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

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
	(in thousands)
Accrued product warranty costs, beginning of period	$1,040	$1,191
Warranty provision	355	2,387
Warranty expenditures	(503)	(2,538)

Accrued product warranty costs, end of period	$892	$1,040

The liquidation reserve represents the write-down of returned product from our customers to its net realizable value. Returned inventory is either sold to various liquidators or returned to vendors for partial credit against similar, new models; this decision depends upon the estimated future demand for the models. Judgments are made as to whether various models are to be liquidated or returned to the vendor, taking into consideration the liquidation prices expected to be received and the amount of vendor credit. The amount of the reserve reflects the quantity of returned products on-hand and the expected return costs. The expected return cost is the difference between the purchase cost and the return credit from the vendor or the difference between the purchase cost and the liquidation sale. This reserve can fluctuate significantly from quarter to quarter depending upon quantities of returned inventory on hand and the estimated liquidation price or vendor credit per unit. A roll-forward of the liquidation reserve, which is classified as a contra inventory item on the balance sheet, follows:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
	(in thousands)
Liquidation reserve, beginning of period	$1,134	$999
Liquidation provision	403	2,300
Liquidation of models	(609)	(2,165)

Liquidation reserve, end of period	$928	$1,134

The Company maintains a net realizable value (“NRV”) reserve to write-down, as necessary, certain inventory not previously sold to customers, except for that covered by the liquidation reserve discussed above, below cost. The reserve includes models where it is determined that the NRV is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models are to be included in the reserve and the estimated net realizable value of such models. The estimated realizable value of each model is the per unit price that it is estimated to be received if the model was sold in the marketplace. This reserve will vary depending upon the specific models selected, the estimated NRV for each model and quantities of each model that are determined will be sold below cost from quarter to quarter. A roll-forward of the NRV reserve, which is classified as a contra inventory item on the balance sheet, follows:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
	(in thousands)
Net realizable reserve, beginning of period	$263	$118
NRV provision	98	512
NRV write-offs	(98)	(367)

Net realizable reserve, end of period	$263	$263

(15) INTEREST EXPENSE AND OTHER INCOME (EXPENSE)

The following table shows the components of Interest Expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31
	2013	2012
	(in thousands)
Interest on debt	$119	$165
Amortization of loan fees	24	63
Interest rate swap amortization	17	25

	$160	$253

The following table shows the components of Other Income (Expense) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31
	2013	2012
	(in thousands)
CSV income	$458	$455
Foreign exchange expense	(97)	(22)
Other—net	(8)	60

	$353	$493

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary

Operating loss for the first quarter of 2013 totaled $1.7 million compared to operating earnings of $161,000 for the year ago quarter, a decrease in earnings of $1.9 million. Key factors contributing to the decrease in operating earnings were as follows:

•	Net sales decreased $4.8 million or 18.3 percent, mainly attributable to the Cobra segment.

•	Gross profit decreased $1.4 million mainly due to lower sales in the Cobra segment, while gross margin increased to 28.9 percent from 28.7 percent in the first quarter of 2012.

•	Selling, general and administrative expenses increased $534,000, or 7.2 percent, mainly due to higher legal expense relating to patent litigation and trademark work.

Interest expense declined $93,000 from the year ago quarter. Other income decreased $140,000 mainly due to a foreign exchange loss. The combined impact of the unfavorable change in operating results and the decreases in interest expense and other income generated a $1.9 million decrease in pre-tax earnings.

The Company’s consolidated tax benefit was $1,000 for the first quarter of 2013 compared to $62,000 of tax expense in the same quarter last year. The tax benefit for the first quarter of 2013 was mainly due to a tax benefit at PPL, which offset the tax expense at CEEL.

For the first quarter of 2013, the Company reported a net loss of $1.5 million, or $0.23 per share, compared to net earnings of $339,000, or $0.05 per share for the first quarter of 2012.

Valuation Allowance

The U.S. operations were in a current year loss position for the three month period ending March 31, 2013. Based on this and other relevant information, management concluded at March 31, 2013 that the Company did not meet the more likely than not criteria for concluding that the valuation allowance for its U.S. operations, which totaled $8.9 million at March 31, 2013 (compared to $8.7 million at December 31, 2012), was no longer required in part or total. The Company will continue to monitor the need for a valuation allowance throughout 2013. Should the Company demonstrate a favorable and sustainable trend for its historic and projected operating results in the U.S., a reduction in the valuation allowance and a corresponding income tax benefit may result.

EBITDA

The following table shows the reconciliation of net earnings to EBITDA and EBITDA As Defined for the three months ending March 31, 2013 and 2012:

	Three Months Ended March 31
	2013	2012
	(in thousands)
Net (loss) earnings	$(1,532)	$339
Depreciation/amortization	840	961
Interest expense, excluding loan fee amortization	136	190
Income tax (benefit) provision	(1)	62

EBITDA	(557)	1,552
Stock option expense	74	131
CSV gain	(458)	(455)
Other non-cash items	(244)	(56)

EBITDA As Defined	$(1,185)	$1,172

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

First Quarter — 2013 vs. 2012

The following table summarizes sales and pre-tax income by business segment for the three months ended March 31, 2013 and 2012:

	2013		2012		2013 vs. 2012 Increase (Decrease)
	(In Thousands)
Business Segment	Net Sales	Pre-tax Loss	Net Sales	Pre-tax Income	Net Sales	Pre-tax Income (Loss)
Cobra	$18,415	$(1,415)	$23,050	$308	$(4,635)	$(1,723)
PPL	3,162	(118)	3,368	93	(206)	(211)

Total Company	$21,577	$(1,533)	$26,418	$401	$(4,841)	$(1,934)

Cobra Business Segment

Net sales decreased $4.6 million, or 20.1 percent, in the first quarter of 2013 to $18.4 million compared to $23.1 million in the first quarter of 2012. The decrease was due to declines in net sales for the domestic business and at CEEL of $2.9 million and $1.7 million, respectively. Much of the decline domestically was due to lower net sales of Citizens Band radios and power inverters, which fell 28.2 percent and 29.7 percent, respectively, which in turn is mainly attributable to a significant reduction in purchases by a major distributor who made a large purchase of these products in the fourth quarter of 2012. The decline in net sales at CEEL was principally due to a decrease in sales of radar detectors and PMR two-way radios into Eastern Europe, in part due to a slowdown in the economies of the countries that make up this region, particularly the region’s largest economy, Russia, where GDP expanded only slightly in the first quarter of 2013 and where the winter weather caused unusual disruptions in consumer purchases.

Gross profit decreased $1.3 million, or 19.9 percent, to $5.1 million for the first quarter of 2013, while gross margin remained unchanged from 27.4 percent in the prior year’s quarter. For the current quarter, a higher gross margin at CEEL, driven primarily by a favorable currency adjustment, offset a slightly lower gross margin for the domestic business. The lower gross margin for the domestic business was due mainly to an unfavorable product mix as the percentage of lower-margin GMRS two-way radio sales increased, while the sales of higher-margin Citizens Band radios decreased.

Selling, general and administrative expense increased $527,000, or 8.5 percent, to $6.8 million for the first quarter of 2013 compared to $6.2 million in the prior year’s quarter and, as a percentage of net sales, were 36.7 percent and 27.1 percent, respectively. The increase in expense was due to higher fixed expenses, which rose $721,000, and were partially offset by a $194,000 reduction in variable selling expenses, primarily because of the lower domestic sales. Higher fixed expenses were principally due to increased legal expenses for the Fleming infringement lawsuit and trademark work.

Interest expense declined $93,000, or 36.8 percent, from the year ago period mainly because of a lower interest rate, resulting from a more favorable applicable margin that is added to the base rate or LIBOR lending rate secured when the Credit Agreement was amended in December 2012. Other income for the first quarter of 2013 decreased to $453,000 from $489,000 in the first quarter of 2012 and included CSV income of $458,000 and $455,000, respectively.

As a result of the above, the Cobra segment had a pre-tax loss of $1.4 million for the current year’s quarter compared to pre-tax income $308,000 for the prior year’s quarter.

Performance Products Limited (“PPL”) Business Segment

Net sales for the first quarter of 2013 decreased $206,000, or 6.1 percent, to $3.2 million from $3.4 million for the first quarter of 2012. Lower sales of outdoor leisure, GPS and AVN products accounted for most of the net sales decrease and were largely the result of continuing contractions in the UK and other Western European economies. Despite the economic weakness and an increase in competition, sales of Satellite Navigation products approximated those of the prior year’s quarter as lower European sales were offset by strong sales in the UK of the Caravan Club Ventura models.

Gross profit decreased $100,000, or 7.8 percent, to $1.2 million for the first quarter of 2013, while gross margin declined 0.7 points to 37.4 percent from 38.1 percent in the prior year’s quarter. The decline in gross margin was mainly due to exchange losses in the current year’s quarter compared to exchange gains in the prior year’s quarter and to a lesser extent, a decrease in download revenue because of higher 2012 European sales where download fees are not charged.

Selling, general and administrative expenses for the first quarter of 2013 approximated the $1.2 million recorded for the first quarter of 2012 and as a percentage of net sales were 38.0 percent and 35.4 percent, respectively.

Other expense for the first quarter of 2013 was $100,000 compared to other income of $4,000 for the first quarter of 2012, principally due to foreign exchange losses on intra-company loans in 2013.

As a result of the above, the PPL segment had a pre-tax loss of $118,000 for the first quarter of 2013 compared to pre-tax income of $93,000 for the first quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, the Company had interest bearing debt outstanding of $18.2 million borrowed and credit availability of approximately $7.4 million under the Credit Agreement.

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

For the three months ending March 31, 2013, net cash flows provided by operating activities totaled $5.7 million. Net cash inflows from operations and non-cash add-backs included a net loss of $1.5 million, non-cash depreciation and amortization of $840,000, a decrease in accounts receivable of $7.2 million and a decrease in inventories of $4.4 million. Offsetting these inflows were decreases in accounts payable and other liabilities of $3.1 million and $1.5 million, respectively. The decrease in accounts receivable was due to normal cash collections, lower sales for the first quarter of 2013 as compared to the fourth quarter of 2012 and an early payment of $3.5 million by a large customer, which was not due until April but paid early in return for a discount. The decrease in inventory reflected the sales in the first quarter of 2013 and the fact that purchases of many new products will be received in subsequent quarters. The decrease in accounts payable resulted from less purchases of inventory because of lower than expected sales in the fourth quarter of 2012 and the first quarter of 2013. The decrease in other liabilities was attributable to year-end management incentive and federal income tax payments and lower promotional and warranty accruals due to the sales decline from the prior year’s fourth quarter.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its Credit Agreement will be sufficient in 2013 to fund its working capital needs.

Net cash used in investing activities for the first three months of 2013 totaled $590,000. Property, plant and equipment additions, which totaled $279,000, were primarily for tooling. Intangible asset additions, which totaled $311,000, included in-house development of software for new products, patents and trademarks.

Net cash used by financing activities for the three months ending March 31, 2013 totaled $2.1 million and mainly resulted from repayments of bank borrowings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies and estimates consist of those that reflect significant judgments and uncertainties and could potentially result in materially different results under different assumptions. For a description of the Company’s critical accounting policies and estimates refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The application of certain of these policies requires significant judgments or a historical based estimation process that can affect the results of operations and financial position of the Company as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts ultimately differ from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.

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

There have been no material changes in the Company’s market risk since December 31, 2012.

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

As of March 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2013.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders

On May 7, 2013, the Company held an annual meeting of its shareholders (the “Annual Meeting”). Of the 6,610,580 shares of the Company’s common stock entitled to vote at the Annual Meeting, 5,672,577 shares were present in person or by proxy at the Annual Meeting, which constituted a quorum. Set forth below are the matters acted upon by the shareholders at the Annual Meeting and the final voting results of each such matters.

Proposal One—Election of Class III Directors. In accordance with the voting results listed below, the nominees to serve as Class III directors were elected for three-year terms expiring at the 2016 Annual Meeting.

		Votes	Broker
Nominees	Votes For	Withheld	Non-Votes
John S. Lupo	2,724,904	965,372	1,982,301
Ian R. Miller	2,728,444	961,832	1,982,301

Proposal Two— Ratification of the Appointment of Grant Thornton LLP as Independent Registered Public Accounting Firm for the Year Ending December 31, 2013. In accordance with the voting results listed below, the appointment of Grant Thornton LLP to serve the Company’s independent registered public accounting firm for the year ending December 31, 2013 was ratified.

	Votes		Broker
Votes For	Against	Abstentions	Non-Votes
5,379,494	139,358	153,725	—

Proposal Three— Advisory Vote on Executive Compensation. In accordance with the voting results listed below, the compensation paid to the Company’s named executive officers was approved.

	Votes		Broker
Votes For	Against	Abstentions	Non-Votes
2,825,224	807,755	57,297	1,982,301

Proposal Four— Advisory Vote on the Frequency with which An Advisory Vote on Executive Compensation Should be Held. In accordance with the voting results listed below, the shareholders of the Company recommended that an advisory vote on executive compensation should be held annually. Based on these results, and consistent with the board of directors’ recommendation, the Company will hold an advisory vote on executive compensation at the next annual meeting of its shareholders.

1 year	2 years	3 years	Abstentions	Broker Non-Votes
3,267,282	28,019	199,349	195,626	1,982,301

Item 6.	Exhibits

a)	Exhibit 10.1 2013 Executive Incentive Plan

b)	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

c)	Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

d)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

e)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

f)	Exhibit 101 Financial statements and footnotes formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ Robert J. Ben
Robert J. Ben
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

Dated: May 13, 2013

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1	2013 Executive Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101	Financial statements and footnotes formatted in XBRL (eXtensible Business Reporting Language).