Form 10-Q
period 2013-06-30
COBRA ELECTRONICS CORP
filed 2013-08-13
CIK 30828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of Common Stock of Registrant outstanding as of August 7, 2013: 6,610,580

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Operations - Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net sales	$25,630	$29,084	$47,207	$55,502
Cost of sales	18,951	20,226	34,293	39,056

Gross profit	6,679	8,858	12,914	16,446
Selling, general and administrative expense	8,544	7,413	16,505	14,840

(Loss) earnings from operations	(1,865)	1,445	(3,591)	1,606
Interest expense	(150)	(235)	(310)	(488)
Other income (expense)	86	(144)	439	349

(Loss) earnings before income taxes	(1,929)	1,066	(3,462)	1,467
Tax provision	14	164	13	226

Net (loss) earnings	$(1,943)	$902	$(3,475)	$1,241

Net (loss) earnings per common share:
Basic	$(0.29)	$0.14	$(0.53)	$0.19
Diluted	$(0.29)	$0.14	$(0.53)	$0.19
Weighted average shares outstanding:
Basic	6,611	6,611	6,611	6,586
Diluted	6,611	6,622	6,611	6,600

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) - Unaudited

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net (loss) earnings	$(1,943)	$902	$(3,475)	$1,241
Other comprehensive income (loss), net of tax:
Foreign currency translation	112	(611)	(558)	(108)
Interest rate swap	16	23	33	48

Other comprehensive income (loss)	128	(588)	(525)	(60)

Comprehensive (loss) income	$(1,815)	$314	$(4,000)	$1,181

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$1,984	$1,785
Receivables, net of allowance for doubtful accounts of $57 in 2013 and $679 in 2012	12,303	20,943
Inventories, primarily finished goods, net	34,586	38,068
Other current assets	3,465	3,071

Total current assets	52,338	63,867
Property, plant and equipment, at cost:
Buildings and improvements	6,992	6,865
Tooling and equipment	14,356	13,796

	21,348	20,661
Accumulated depreciation	(16,167)	(15,568)
Land	230	230

Property, plant and equipment, net	5,411	5,323
Other assets:
Cash surrender value of life insurance policies	6,753	5,907
Deferred income taxes, non-current	499	544
Intangible assets	7,150	7,634
Other assets	196	215

Total other assets	14,598	14,300

Total assets	$72,347	$83,490

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	June 30, 2013	December 31, 2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving bank loan facility	$16,215	$20,284
Accounts payable	3,689	5,598
Accrued salaries and commissions	1,403	2,053
Accrued advertising and sales promotion costs	372	1,012
Accrued product warranty costs	639	1,040
Accrued income taxes	—	425
Deferred income taxes, current	15	33
Other accrued liabilities	4,142	3,368

Total current liabilities	26,475	33,813
Non-current liabilities:
Deferred compensation	7,944	7,780
Deferred income taxes	803	886
Other long-term liabilities	726	751

Total non-current liabilities	9,473	9,417

Total liabilities	35,948	43,230
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1 par value Authorized: 1,000,000 shares Issued: None	—	—
Common stock, $.33 1/3 par value Authorized: 12,000,000 shares Issued: 7,178,400 shares Outstanding: 6,610,580 shares	2,392	2,392
Additional paid-in capital	21,408	21,269
Retained earnings	18,984	22,459
Accumulated other comprehensive loss	(2,548)	(2,023)

	40,236	44,097
Treasury stock, at cost (567,820 shares)	(3,837)	(3,837)

Total shareholders’ equity	36,399	40,260

Total liabilities and shareholders’ equity	$72,347	$83,490

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Cash Flows - Unaudited

(In Thousands)

	Six Months Ended June 30
	2013	2012
Cash flows from operating activities:
Net (loss) earnings	$(3,475)	$1,241
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
Depreciation and amortization	1,673	1,975
Deferred income taxes	(31)	(82)
Gain on cash surrender value (CSV) life insurance	(564)	(235)
Stock-based compensation	139	197
Changes in assets and liabilities:
Receivables	8,541	7,051
Inventories	3,040	1,420
Other assets	(640)	(60)
Accounts payable	(1,804)	(1,647)
Other liabilities	(1,078)	(2,387)

Net cash provided by operating activities	5,801	7,473

Cash flows from investing activities:
Property, plant and equipment	(776)	(589)
Premiums on CSV life insurance	(282)	(357)
Intangible assets	(563)	(329)

Net cash used in investing activities	(1,621)	(1,275)

Cash flows from financing activities:
Bank payments	(4,069)	(4,436)
Capital lease obligations	(20)	—

Net cash used by financing activities	(4,089)	(4,436)
Effect of exchange rate changes on cash and cash equivalents	108	76

Net increase in cash	199	1,838
Cash at beginning of period	1,785	1,033

Cash at end of period	$1,984	$2,871

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$236	$306
Income taxes	$571	$675
Non-cash items for:
Capital lease obligations	$—	$96

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss) - Unaudited

(In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance - December 31, 2012	$2,392	$21,269	$22,459	$(2,023)	$(3,837)	$40,260
Net loss	—	—	(3,475)	—	—	(3,475)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(558)	—	(558)
Interest rate swap, no tax benefit	—	—	—	33	—	33
Stock compensation expense	—	139	—	—	—	139

Balance - June 30, 2013	$2,392	$21,408	$18,984	$(2,548)	$(3,837)	$36,399

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

The consolidated financial statements for the six months ended June 30, 2013 and 2012 included herein have been prepared by Cobra Electronics Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of December 31, 2012 has been derived from the audited consolidated balance sheet as of that date. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

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

(2) SEGMENT INFORMATION

The Company operates in two business segments: (1) Cobra Consumer Electronics (“Cobra”) and (2) Performance Products Limited (“PPL”). The Cobra segment is comprised of Cobra Electronics Corporation, Cobra Hong Kong Limited and Cobra Electronics Europe Limited (“CEEL”). The Company has separate sales departments and distribution channels for each segment, which provide segment exclusive product lines to all customers for that segment. The results for the PPL segment for the three and six months periods ending June 30, 2013 exclude intersegment sales and operating profit of $37,000 and $3,000, respectively. There were no intersegment sales for 2012. The financial information by business segment for the three months and six months ended June 30, 2013 and 2012 follows:

Three months — 2013 vs. 2012

	2013			2012
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
			(In Thousands)
Net sales	$22,020	$3,610	$25,630	$25,059	$4,025	$29,084
Cost of sales	16,536	2,415	18,951	17,663	2,563	20,226

Gross profit	5,484	1,195	6,679	7,396	1,462	8,858
Selling, general and administrative expense	7,316	1,228	8,544	6,195	1,218	7,413

(Loss) earnings from operations	(1,832)	(33)	(1,865)	1,201	244	1,445
Interest expense	(150)	—	(150)	(235)	—	(235)
Other income (expense)	105	(19)	86	(172)	28	(144)

(Loss) earnings before income taxes	(1,877)	(52)	(1,929)	794	272	1,066
Tax provision (benefit)	29	(15)	14	157	7	164

Net (loss) earnings	$(1,906)	$(37)	$(1,943)	$637	$265	$902

Six months — 2013 vs. 2012

	2013			2012
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
			(In Thousands)
Net sales	$40,435	$6,772	$47,207	$48,109	$7,393	$55,502
Cost of sales	29,898	4,395	34,293	34,407	4,649	39,056

Gross profit	10,537	2,377	12,914	13,702	2,744	16,446
Selling, general and administrative expense	14,077	2,428	16,505	12,429	2,411	14,840

(Loss) earnings from operations	(3,540)	(51)	(3,591)	1,273	333	1,606
Interest expense	(310)	—	(310)	(488)	—	(488)
Other income (expense)	558	(119)	439	317	32	349

(Loss) earnings before income taxes	(3,292)	(170)	(3,462)	1,102	365	1,467
Tax provision (benefit)	44	(31)	13	255	(29)	226

Net (loss) earnings	$(3,336)	$(139)	$(3,475)	$847	$394	$1,241

(3) MULTIPLE ELEMENT ARRANGEMENTS

The Company bundles the sale of its PPL Trucker Navigation and other selected PPL navigation products with ongoing access to its AURA speed camera database in order to allow those customers who so choose to update their databases for both navigation low bridge height data (perceived as critical to some professional drivers) and speed camera locations. However, in order to receive these updates to these fully functional products, customers must first register on PPL’s website. The Company deferred the revenue associated with the ongoing service period, which was considered a separate unit of accounting. Revenues deferred from this arrangement were calculated using the relative selling price method based on Vendor Specific Objective Evidence (“VSOE”) and recognized over the applicable subscription period, generally two years. A summary of PPL’s deferred revenue at June 30, 2013 and December 31, 2012 follows:

	June 30, 2013	December 31, 2012
	(In Thousands)
Deferred revenue - PPL	$951	$914

In addition, the Company’s domestic business sells products bundled with access to the AURA database and mobile navigation products bundled with map updates. Revenues deferred from these arrangements were calculated using the relative fair market value method and recognized over the applicable subscription period, generally two years. A summary of deferred revenue for Cobra U.S. at June 30, 2013 and December 31, 2012 follows:

	June 30, 2013	December 31, 2012
	(In Thousands)
Deferred revenue - Cobra U.S.	$373	$401

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

The Company reviews the need for a valuation allowance at each quarter-end. The U.S. operations were in a current year loss position for the most recent quarter and the six month period ending June 30, 2013. Based on this and other relevant information, management concluded at June 30, 2013 that the Company did not meet the more likely than not criteria for concluding that the valuation allowance for its U.S. operations, which totaled $9.0 million at June 30, 2013 (compared to $8.7 million at December 31, 2012), was no longer required in part or total. The Company will continue to monitor the need for a valuation allowance throughout 2013. Should the Company demonstrate a favorable and sustainable trend for its historic and projected operating results in the U.S., a reduction in the valuation allowance and a corresponding income tax benefit may result.

(5) FINANCING ARRANGEMENTS

On December 7, 2012, the Credit Agreement (the “Credit Agreement”) among the Company, BMO Harris, as administrative agent (the “Administrative Agent”), and the lenders party thereto from time to time (the “Lenders”) was amended to extend the maturity date to July 16, 2016, increase the maximum availability under the Credit Agreement to $35.0 million and decrease the applicable margin used to determine the interest rates applicable to borrowings under the Credit Agreement. On August 8, 2013, the Credit Agreement was further amended to permit the exclusion of the Fleming patent litigation and settlement agreement expenses from the covenant calculations, effective with the quarter ending June 30, 2013, and to increase the applicable margin under the Credit Agreement. See Note12, Commitments and Contingencies, for a discussion of the Fleming litigation and settlement agreement.

Pursuant to the terms of its Credit Agreement, the Company is required to make mandatory prepayments on the amounts outstanding thereunder in the event that the Company receives proceeds under certain circumstances or in connection with other specified events.

Borrowings under the Credit Agreement bear interest at either the base rate or the LIBOR lending rate (each as defined in the Credit Agreement), as applicable, plus the applicable margin set forth in the Credit Agreement. The Company will also pay certain fees and expenses, including a (i) commitment fee on the unused portion of the Lenders’ aggregate revolving commitment and (ii) a letter of credit fee equal to the product of the applicable margin set forth in the Credit Agreement times the face amount of the standby letters of credit and the commercial letters of credit outstanding at such time. The Credit Agreement contains customary covenants, including but not limited to financial covenants requiring the Company to maintain a minimum twelve month Fixed Charge Coverage Ratio (as defined in the Credit Agreement). Certain fees and covenants for the Credit Agreement follow:

Commitment fee	0.25%
Fixed charge coverage ratio	1.10 to 1.00
Annual capital expenditures limit (in thousands)	$4,000
Annual dividend to shareholders limit (in thousands)	$1,250

The Company’s Fixed Charge Coverage Ratio, which is based on adjusted EBITDA less capital expenditures and cash tax payments in relation to interest expense, for the second quarter of 2013, exceeded the required minimum ratio of 1.10 to 1.00 and all financial covenants for the second quarter of 2013 were satisfied.

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

The Company’s interest bearing debt outstanding under the revolving credit facility and credit availability under the revolving credit facility at June 30, 2013 follows:

June 30, 2013
(In Thousands)
Interest bearing debt	$16,215
Credit availability	$7,143

The borrowing base formula to determine credit availability includes the following:

Percentage of eligible accounts receivable	85.0%
The lesser of:
Percentage of lower of cost or market of eligible inventory	65.0%
Percentage of appraised net orderly liquidation value of eligible inventory	85.0%
Percentage of commercial letters of credit	65.0%

The borrowing base is also subject to certain limitations and reserves established at the Lenders’ discretion. If necessary, the Credit Agreement permits an “overadvance” of up to $1,000,000 for sixty consecutive days.

The weighted average interest rate for the three and six months ending June 30, 2013 and 2012, which includes the amortization charges associated with the terminated interest rate swap described in Note 7, Derivatives, follows:

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Weighted average interest rate	3.5%	5.0%	3.1%	5.0%

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts receivable, accounts payable, short-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximated their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its Credit Agreement approximated fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit approximated fair value due to the short-term nature of the instruments. The fair value of letters of credit at June 30, 2013 and December 31, 2012 follows:

	June 30, 2013	December 31, 2012
	(In Thousands)
Letters of credit at fair value	$4,737	$2,688

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

Changes in the recorded fair value of the interest rate swap were recorded to Accumulated Other Comprehensive Income (Loss). The termination cost of the interest rate swap will be amortized into interest expense through March 31, 2014. The interest amortization for the Company’s terminated interest rate swaps reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense during the three and six months ended June 30, 2013 and 2012 follows:

	Three Months Ended		Six Months Ended
Income Statement Location	2013	2012	2013	2012
	(In Thousands)		(In Thousands)
Interest expense	$16	$23	$33	$48

(8) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of common stock. If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings (loss) per share. The earnings or loss per share for the three and six months ended June 30, 2013 and 2012 follows:

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
Net (loss) earnings	$(1,943)	$902	$(3,475)	$1,241
Weighted-average shares outstanding
Basic	6,611	6,611	6,611	6,586
Diluted	6,611	6,622	6,611	6,600
Basic (loss) earnings per share	$(0.29)	$0.14	$(0.53)	$0.19
Diluted (loss) earnings per share	$(0.29)	$0.14	$(0.53)	$0.19

The diluted earnings per share calculations include the incremental shares of common stock issuable upon the exercise of stock options that have a market price in excess of the exercise price. When the exercise price of an option exceeds its market price the incremental shares are excluded from the diluted earnings per share calculation. A summary of the options outstanding, the options includable and excludable from the diluted earnings per share calculations and the incremental shares included in the diluted earnings per share calculation for the three and six months ended June 30, 2013 and 2012 follows:

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)
Options included in diluted earnings (loss) per share calculation	—	103	—	103
Options excluded from diluted earnings (loss) per share calculation	352	251	352	251

Total options	352	354	352	354

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)
Incremental shares included in the diluted earnings (loss) per share	—	11	—	14

(9) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the three and six months ended June 30, 2013 and 2012, Accumulated Other Comprehensive Income (Loss) included the foreign currency translation adjustment and a terminated interest rate swap.

A summary of the change in the Accumulated Other Comprehensive Income (Loss) from December 31, 2012 to June 30, 2013 follows:

	Interest Rate Swap	Foreign Currency Translation	Total
		(In Thousands)
Balance, December 31, 2012	$48	$(2,071)	$(2,023)
Other comprehensive income (loss) before reclassifications	—	(558)	(558)
Amounts reclassified from accumulated other comprehensive income (loss)	33	—	33

Balance, June 30, 2013	$81	$(2,629)	$(2,548)

A summary of the amounts reclassified out of Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2013 follows:

Accumulated Other Comprehensive Income Components	2013
(In Thousands)
Interest rate swap - amortization	$33

(10) OTHER CURRENT ASSETS

The following table summarizes the components of other current assets at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In Thousands)
Prepayments	$2,287	$2,170
Vendor and miscellaneous receivables	1,150	901
Deferred income taxes, current	28	—

	$3,465	$3,071

(11) INTANGIBLE ASSETS

The following table summarizes the components of intangible assets at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In Thousands)
Internal use software	$2,966	$2,879
Less accumulated amortization	(2,626)	(2,543)

	340	336

ERP internal software system	4,393	4,368
Less accumulated amortization	(4,207)	(4,148)

	186	220

Trademarks, trade names and patents	6,860	6,844
Less accumulated amortization	(2,198)	(2,110)

	4,662	4,734

Product software, net of impairment	1,705	1,468
Less accumulated amortization, net of impairment	(1,310)	(1,041)

	395	427

Customer relationships	4,745	5,040
Less accumulated amortization	(3,178)	(3,123)

	1,567	1,917

Total	$7,150	$7,634

Product software assets and accumulated depreciation shown in the preceding table are shown net of the respective impairment charges. There were no intangible asset impairment charges for the three and six months ended June 30, 2013 and 2012. The anticipated amortization expense of intangible assets over the next five years ending December 31 follows:

Year	Cost
(In Thousands)
2014	$800
2015	800
2016	700
2017	300
2018	300

$2,900

(12) COMMITMENTS AND CONTINGENCIES

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

On July 16, 2013, the Company executed an agreement with Mr. Fleming to settle the Fleming patent litigation. The settlement agreement provides the Company with a license to certain patents in exchange for certain payments. Although the settlement occurred subsequent to June 30, 2013, the expense for an upfront payment was recorded in the second quarter financial results in accordance with GAAP. On July 30, 2013, the court entered an order dismissing with prejudice all of Mr. Fleming’s claims.

In addition, the Company is subject to various unresolved legal actions which arise in the normal course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters cannot be determined at this time.

The Company’s outstanding inventory purchase orders with suppliers at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(In Thousands)
Open purchase orders	$24,169	$15,165

(13) PRODUCT WARRANTY COSTS AND INVENTORY VALUATION RESERVES

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

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
	(In Thousands)
Accrued product warranty costs, beginning of period	$1,040	$1,191
Warranty provision	837	2,387
Warranty expenditures	(1,238)	(2,538)

Accrued product warranty costs, end of period	$639	$1,040

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

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
	(In Thousands)
Liquidation reserve, beginning of period	$1,134	$999
Liquidation provision	1,039	2,300
Liquidation of models	(1,242)	(2,165)

Liquidation reserve, end of period	$931	$1,134

The Company maintains a net realizable value (“NRV”) reserve to write-down, as necessary, certain inventory not previously sold to customers, except for that covered by the liquidation reserve discussed above, below cost. The reserve includes models where it is determined that the NRV is less than cost. Thus, judgments must be made about which slow-moving, excess or non-current models are to be included in the reserve and the estimated NRV of such models. The estimated NRV of each model is the per unit price that it is estimated to be received if the model was sold in the marketplace. This reserve will vary depending upon the specific models selected, the estimated NRV for each model and quantities of each model that are determined will be sold below cost from quarter to quarter. A roll-forward of the NRV reserve, which is classified as a contra inventory item on the balance sheet, follows:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
	(In Thousands)
Net realizable reserve, beginning of period	$263	$118
NRV provision	219	512
NRV write-offs	(186)	(367)

Net realizable reserve, end of period	$296	$263

(14) INTEREST EXPENSE AND OTHER INCOME (EXPENSE)

The following table shows the components of Interest Expense for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)
Interest on debt	$110	$148	$229	$313
Amortization of loan fees	24	64	48	127
Interest rate swap amortization	16	23	33	48

	$150	$235	$310	$488

The following table shows the components of Other Income (Expense) for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)
CSV income (expense)	$106	$(220)	$564	$235
Foreign exchange (expense) income	(9)	53	(106)	31
Other - net	(11)	23	(19)	83

	$86	$(144)	$439	$349

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary – Second Quarter

The operating loss for the second quarter of 2013 totaled $1.9 million compared to operating earnings of $1.4 million for the year ago quarter, an unfavorable swing of $3.3 million. Key factors contributing to the decrease in operating earnings were as follows:

•	Net sales decreased $3.5 million, or 11.9 percent, primarily attributable to the Cobra segment.

•	Gross profit decreased $2.2 million mainly due to lower net sales in the Cobra segment, while gross margin decreased to 26.1 percent from 30.5 percent in the second quarter of 2012.

•

Selling, general and administrative expenses increased $1.1 million, or 15.3 percent, mainly due to higher costs related to the Fleming patent litigation, including the cost of a settlement that was agreed to by the parties in July 2013 and recorded in the second quarter in accordance with GAAP.

Interest expense declined $85,000 from the year ago quarter. Other income was $86,000 for the second quarter of 2013 compared to $144,000 of other expense for the year ago quarter, a favorable swing of $230,000. The combined impact of the unfavorable change in operating results partially offset by the decrease in interest expense and the favorable swing in other income and expense resulted in a pre-tax loss of $1.9 million for the current quarter compared to pre-tax income of $1.1 million in the prior year’s quarter, an unfavorable swing of $3.0 million.

The Company’s consolidated tax provision was $14,000 for the second quarter of 2013 compared to $164,000 of tax expense in the same quarter last year. The decline in the tax provision was principally due to lower pre-tax earnings of the Company’s two European subsidiaries.

For the second quarter of 2013, the Company reported a net loss of $1.9 million, or $0.29 per share, compared to net earnings of $902,000, or $0.14 per share for the second quarter of 2012.

Executive Summary – Six Months

The operating loss for the first half of 2013 totaled $3.6 million compared to operating earnings of $1.6 million for the year ago period, an unfavorable swing of $5.2 million in operating results. Key factors contributing to the unfavorable swing were as follows:

•	Net sales decreased $8.3 million, or 14.9 percent, mainly in the Cobra segment.

•	Gross profit decreased $3.5 million primarily as a result of the lower net sales, while gross margin decreased to 27.4 percent from 29.6 percent in the first half of 2012.

•

Selling, general and administrative expenses increased $1.7 million, or 11.2 percent, mainly due to higher costs related to the Fleming patent litigation, including the cost of a settlement that was agreed to by the parties in July 2013 and recorded in the second quarter in accordance with GAAP.

Interest expense declined $178,000 from the year ago quarter. Other income increased $90,000 mainly due to an increase in CSV income for the life insurance policy the Company holds to fund deferred compensation programs for certain current and former officers of the Company. The combined impact of the unfavorable change in operating results and the favorable variances in interest expense and other income generated a pre-tax loss of $3.5 million compared to pre-tax income of $1.5 million for the six months ended June 30, 2012.

The Company’s consolidated tax provision was $13,000 for the first half of 2013 compared to a tax provision of $226,000 in the same period last year. The decline in the tax provision was principally due to lower pre-tax earnings of the Company’s two European subsidiaries.

For the six month period ended June 30, 2013, the Company reported a net loss of $3.5 million, or $0.53 per share, compared to net earnings of $1.2 million, or $0.19 per share for the same period in 2012.

Valuation Allowance

The U.S. operations were in a current year loss position for the most recent quarter and the six month period ending June 30, 2013. Based on this and other relevant information, management concluded at June 30, 2013 that the Company did not meet the more likely than not criteria for concluding that the valuation allowance for its U.S. operations, which totaled $9.0 million at June 30, 2013 (compared to $8.7 million at December 31, 2012), was no longer required in part or total. The Company will continue to monitor the need for a valuation allowance throughout 2013. Should the Company demonstrate a favorable and sustainable trend for its historic and projected operating results in the U.S., a reduction in the valuation allowance and a corresponding income tax benefit may result.

EBITDA

The following table shows the reconciliation of net earnings to EBITDA and EBITDA As Defined for the three and six months ending June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)
Net (loss) earnings	$(1,943)	$902	$(3,475)	$1,241
Depreciation/amortization	833	1,014	1,673	1,975
Interest expense, excluding loan fee amortization	126	171	262	361
Income tax provision	14	164	13	226

EBITDA	(970)	2,251	(1,527)	3,803
Stock option expense	65	66	139	197
CSV (gain) expense	(106)	220	(564)	(235)
Other non-cash items	(43)	(147)	(287)	(203)

EBITDA As Defined	$(1,054)	$2,390	$(2,239)	$3,562

Other non-cash items shown in the preceding EBITDA reconciliation include exchange gains and losses and deferred revenue.

EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA adjusted to conform with the EBITDA measurement used to measure compliance with the financial covenants under the Credit Agreement dated July 16, 2010 among the Company, BMO Harris, as administrative agent, and the lenders party thereto, as amended (the “Credit Agreement”). The Company believes EBITDA is a useful performance indicator and is frequently used by management, securities analysts and investors to judge operating performance between time periods and among other companies. The Company uses EBITDA As Defined to assess operating performance and ensure compliance with financial covenants.

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

Second Quarter — 2013 vs. 2012

The following table summarizes net sales and pre-tax income by business segment for the three months ended June 30, 2013 and 2012:

	2013		2012		2013 vs. 2012 Increase (Decrease)
			(In Thousands)
Business Segment	Net Sales	Pre-tax Loss	Net Sales	Pre-tax Income	Net Sales	Pre-tax Income (Loss)
Cobra	$22,020	$(1,877)	$25,059	$794	$(3,039)	$(2,671)
PPL	3,610	(52)	4,025	272	(415)	(324)

Total Company	$25,630	$(1,929)	$29,084	$1,066	$(3,454)	$(2,995)

Cobra Business Segment

Net sales decreased $3.0 million, or 12.1 percent, in the second quarter of 2013 to $22.0 million compared to $25.1 million in the second quarter of 2012. The decrease was due to a decline in net sales for the domestic business, offset in part by higher net sales at CEEL. The decline in domestic net sales was primarily because of lower sales for Truck Navigation products, Citizens Band radios and Detection products. Truck Navigation net sales were lower because sales to travel centers were significantly below the second quarter of 2012 due to both a strong initial load-in sale of two new models in that quarter, which was not repeated, and increased competition, which reduced selling prices. Citizens Band radio net sales decreased because of higher customer inventories due to lower sell-through at major travel centers and the introduction of two new models in the prior year’s quarter, which generated initial load-in sales. Detection net sales were lower as a result of decreases in sales to several major retailers and a large travel center distributor, which were negatively impacted by decreased discretionary spending in the consumer electronics industry. The increase in net sales at CEEL was due to higher PMR two-way radio and Detection product sales into Eastern Europe.

Gross profit decreased $1.9 million, or 25.9 percent, to $5.5 million for the second quarter of 2013, while gross margin declined to 24.9 percent from 29.5 percent in the prior year’s quarter. The decline in gross margin was driven by lower gross margins for domestic sales and at CEEL. Domestically, there were lower gross margins for GMRS two-way radios, because of the use of more costly airfreight, Detection, because of an increase in pricing programs to help drive sales in the slow economy, and Truck Navigation, because of reduced pricing on older models due to increased competition and the fact that there was no introduction of any new, high-margin models as had been the case for the second quarter of 2012. These lower gross margins were partially offset by higher gross margins for Citizens Band radios and Inverters, mainly because of lower costs. The decline in CEEL’s gross margin from the prior year’s quarter was due to an unfavorable currency adjustment in the current year’s quarter compared to a favorable adjustment in the prior year’s quarter as well as to lower margins on sales of Detection products into Eastern Europe because of increased competition.

Selling, general and administrative (SG&A) expense increased $1.1 million, or 18.1 percent, to $7.3 million for the second quarter of 2013 compared to $6.2 million in the prior year’s quarter. The increase was principally due to higher costs associated with the Fleming patent litigation, including the cost of a settlement that was agreed to by the parties in July 2013 and recorded in the second quarter in accordance with GAAP.

Interest expense declined $85,000, or 36.2 percent, from the year ago period mainly because of a lower interest rate, resulting from a more favorable applicable margin that is added to the base rate or LIBOR lending rate secured when the Credit Agreement was amended in December 2012. For the second quarter of 2013, other income amounted to $105,000 compared to other expense of $172,000 in the second quarter of 2012. The favorable change reflected principally CSV income of $106,000 in the current quarter compared to CSV losses of $220,000 in the prior year’s quarter.

As a result of the above, the Cobra segment had a pre-tax loss of $1.9 million for the current year’s quarter compared to pre-tax income of $794,000 for the prior year’s quarter.

Performance Products Limited (“PPL”) Business Segment

Net sales for the second quarter of 2013 decreased $415,000, or 10.3 percent, to $3.6 million from $4.0 million for the second quarter of 2012. The decrease was mainly the result of lower Satellite Navigation products, which fell 10.4 percent, due primarily to lower European sales of Truckmate™ and Ventura units, which reflected both the difficult economic conditions in Western Europe and increased competition from two large competitors.

Gross profit decreased $267,000, or 18.3 percent, to $1.2 million for the second quarter of 2013, while gross margin declined to 33.1 percent from 36.3 percent in the prior year’s quarter. The decline in gross margin from the prior year’s quarter was mainly due to a summer promotion on two Satellite Navigation models designed specifically for caravans and motorhomes, as well as higher sales of older, lower margin GPS trackers. Also contributing to the decline in gross margin from the prior year’s quarter was an exchange loss in the current quarter compared to an exchange gain in the second quarter of 2012.

Selling, general and administrative expenses for the second quarter of 2013 approximated the $1.2 million recorded for the second quarter of 2012 and as a percentage of net sales were 34.0 percent and 30.3 percent, respectively.

Other expense for the second quarter of 2013 amounted to $19,000 compared to other income of $28,000 for the second quarter of 2012, principally due to exchange gains in the current quarter compared to exchange losses in the prior year’s quarter.

As a result of the above, the PPL segment had a pre-tax loss of $52,000 for the second quarter of 2013 compared to pre-tax income of $272,000 for the second quarter of 2012.

Six Months — 2013 vs. 2012

The following table summarizes net sales and pre-tax income by business segment for the six months ended June 30, 2013 and 2012:

	2013		2012		2013 vs. 2012 Increase (Decrease)
			(In Thousands)
Business Segment	Net Sales	Pre-tax Loss	Net Sales	Pre-tax Income	Net Sales	Pre-tax Income (Loss)
Cobra	$40,435	$(3,292)	$48,109	$1,102	$(7,674)	$(4,394)
PPL	6,772	(170)	7,393	365	(621)	(535)

Total Company	$47,207	$(3,462)	$55,502	$1,467	$(8,295)	$(4,929)

Cobra Business Segment

Net sales decreased $7.7 million, or 16.0 percent, in the first half of 2013 to $40.4 million from $48.1 million in the first half of 2012. Most of the decrease was due to lower domestic sales, which fell 17.3 percent from the prior year’s first half. Driving this decrease were lower net sales of Citizens Band radios, Trucker Navigation products and Detection products. Both Citizens Band radio and Trucker Navigation sales were down in part due to the fact that each category benefited from initial load-in sales of two new models in the first half of 2012, which were not repeated in the first half of 2013. Higher customer inventories due to lower sell-through at major travel centers also contributed to the decline in Citizens Band radio net sales, while for Trucker Navigation, increased competitive pricing negatively impacted net sales. Lower Detection net sales were the result of mainly a large closeout sale in the first half of 2012 that was not repeated in the first half of 2013 as well as lower sales of Cobra iRadar® models, particularly at two large retailers that experienced weak store traffic and merchandising issues.

Gross profit decreased $3.2 million, or 23.1 percent, to $10.5 million for the six month period ended June 30, 2013, while gross margin was 26.1 percent compared to 28.5 percent in the prior year. The decline in gross margin was driven by lower gross margins for the domestic business and at CEEL. Domestically, Detection gross margin was lower mainly because of an increase in pricing programs to help drive sales in the slow economy, while Trucker Navigation gross margin was lower because of reduced pricing on older models due to increased competition and the fact that there was no introductions of any new, high-margin models as had been the case in the second quarter of 2012. For CEEL, the gross margin decline was principally due to lower gross margins on radar detectors sold into Eastern Europe because of increased competition.

Selling, general and administrative expense increased $1.6 million, or 13.3 percent, to $14.1 million for the first half of 2013 compared to $12.4 million in the prior year period. The increase in expense was due to higher fixed expenses, which rose 20.6 percent, and were partially offset by a 21.5 percent reduction in variable selling expenses, primarily because of the lower domestic sales. Higher fixed expenses were principally due to higher costs associated with the Fleming patent litigation, including the cost of a settlement that was agreed to by the parties in July 2013 and recorded in the second quarter in accordance with GAAP. Also contributing to the higher fixed expenses was an increase in payroll cost primarily to support new business and product development personnel.

Interest expense declined $178,000, or 36.5 percent, from the year ago period mainly because of a lower interest rate, resulting from a more favorable applicable margin that is added to the base rate or LIBOR lending rate secured when the Credit Agreement was amended in December 2012. Other income for the first half of 2013 increased to $558,000 from $317,000 in the first half of 2012 and included CSV income of $564,000 and $235,000 respectively.

As a result of the above, the Cobra segment had a pre-tax loss of $3.3 million for the six months ended June 30, 2013 compared to pre-tax income $1.1 million for the same period in 2012.

Performance Products Limited (“PPL”) Business Segment

Net sales for the first half of 2013 decreased $621,000, or 8.4 percent, to $6.8 million from $7.4 million for the first half of 2012. Most of the decrease was attributable to lower sales of Satellite Navigation and Outdoor Leisure products, which fell 5.8 percent and 19.5 percent, respectively. The decrease for Satellite Navigation was primarily lower European sales of Truckmate™ units, which reflected both the difficult economic conditions in Western Europe and increased competition from two large competitors. Outdoor Leisure sales were lower because of declines in sales of golf GPS units and Memory Map personal GPS positioning models for outdoor enthusiasts, principally as a result of lower consumer discretionary spending in the weak U.K. economy.

Gross profit decreased $367,000, or 13.4 percent, to $2.4 million for the first half of 2013, while gross margin declined 2.0 points to 35.1 percent from 37.1 percent in the prior year’s quarter. The decline in gross margin from the prior year period was mainly due to a summer promotion on two Satellite Navigation models designed specifically for caravans and motorhomes, as well as higher sales of older GPS trackers, which had a low gross margin. Also contributing to the decline in gross margin was an exchange loss in the first half of 2013 compared to an exchange gain in the first half of 2012.

Selling, general and administrative expenses for the first half of 2013 approximated the $2.4 million recorded for the first half of 2012 and as a percentage of net sales were 35.9 percent and 32.6 percent, respectively.

Other expense for the first half of 2013 was $119,000 compared to other income of $32,000 for the first half of 2012, principally due to exchange losses in the current six month period.

As a result of the above, the PPL segment had a pre-tax loss of $170,000 for the six months ended June 30, 2013 compared to pre-tax income of $365,000 for the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, the Company had interest bearing debt outstanding of $16.2 million borrowed and credit availability of approximately $7.1 million under the Credit Agreement. On August 8, 2013, the Credit Agreement was amended to permit the exclusion of the Fleming litigation and settlement agreement expenses from the covenant calculations, effective with the quarter ended June 30, 2013 and to increase the applicable margin used to determine the interest rates applicable to borrowings under the Credit Agreement.

Absent a waiver from the lenders, a failure to comply with the covenants contained in the Credit Agreement could result in any outstanding indebtedness under the Credit Agreement becoming immediately due and payable and in the inability to borrow additional funds under the Credit Agreement. The Company believes that, for the foreseeable future, it will be able to continue to fund its operations and seasonal working capital requirements with cash generated from operations and borrowings under the Credit Agreement.

For the six months ending June 30, 2013, net cash flows provided by operating activities totaled $5.8 million. Net cash inflows from operations and non-cash add-backs included a net loss of $3.5 million, non-cash depreciation and amortization of $1.7 million, a decrease in accounts receivable of $8.5 million and a decrease in inventories of $3.0 million. Offsetting these inflows were decreases in accounts payable and other liabilities of $1.8 million and $1.1 million, respectively. The decrease in accounts receivable was due to normal cash collections and lower sales for the second quarter of 2013 as compared to the fourth quarter of 2012. The decrease in inventory reflected the sales in the first half of 2013 and the fact that purchases of many new products will be received in the second half of the year. The decrease in accounts payable resulted from lower than expected sales for the first half of 2013. The decrease in other liabilities was attributable to year-end management incentive payment, income tax payments and lower promotional and warranty accruals due to a sales decline from the prior year’s fourth quarter.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its Credit Agreement will be sufficient in 2013 to fund its working capital needs.

Net cash used in investing activities for the first half of 2013 totaled $1.6 million. Property, plant and equipment additions, which totaled $776,000, were primarily for tooling, building improvements and office equipment. Premiums for life insurance totaled $282,000 and intangible asset additions, which totaled $563,000, included in-house development of software for new products, patents and trademarks.

Net cash used by financing activities for the six months ending June 30, 2013 totaled $4.1 million and resulted from the reduction of bank debt.

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

As of June 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2013.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

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

On July 16, 2013, the Company executed an agreement with Mr. Fleming to settle the Fleming patent litigation. The settlement agreement provides the Company with a license to certain patents in exchange for certain payments. Although, the settlement occurred subsequent to June 30, 2013, the expense for an upfront payment was recorded in the second quarter financial results in accordance with GAAP. On July 30, 2013, the court entered an order dismissing with prejudice all of Mr. Fleming’s claims.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.	Exhibits

a)	Exhibit 10.1 Fourth Amendment to Credit Agreement dated August 8, 2013 among Cobra Electronics Corporation, BMO Harris Bank N. A. (formerly known as Harris N.A.), as administrative agent, and the lenders party thereto.

b)	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

c)	Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

d)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

e)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

f)	Exhibit 101 Financial statements and footnotes formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ Robert J. Ben
Robert J. Ben Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Dated: August 13, 2013

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1	Fourth Amendment to Credit Agreement dated August 8, 2013 among Cobra Electronics Corporation, BMO Harris Bank N. A. (formerly known as Harris N.A.), as administrative agent, and the lenders party thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101	Financial statements and footnotes formatted in XBRL (eXtensible Business Reporting Language).