Form 10-Q
period 2013-09-30
COBRA ELECTRONICS CORP
filed 2013-11-13
CIK 30828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of Common Stock of Registrant outstanding as of November 6, 2013: 6,602,980

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Operations—Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net sales	$29,038	$27,672	$76,245	$83,174
Cost of sales	21,579	19,893	55,872	58,949

Gross profit	7,459	7,779	20,373	24,225
Selling, general and administrative expense	7,335	7,475	23,840	22,315

Earnings (loss) from operations	124	304	(3,467)	1,910
Interest expense	(205)	(277)	(515)	(765)
Other income	359	336	798	685

Earnings (loss) before income taxes	278	363	(3,184)	1,830
Tax (benefit) provision	(116)	(201)	(103)	25

Net earnings (loss)	$394	$564	$(3,081)	$1,805

Net earnings (loss) per common share:
Basic	$0.06	$0.09	$(0.47)	$0.27
Diluted	$0.06	$0.09	$(0.47)	$0.27
Weighted average shares outstanding:
Basic	6,611	6,611	6,611	6,595
Diluted	6,611	6,633	6,611	6,610

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)—Unaudited

(In Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net earnings (loss)	$394	$564	$(3,081)	$1,805
Other comprehensive income, net of tax:
Foreign currency translation	717	422	159	314
Interest rate swap	13	21	46	69

Other comprehensive income	730	443	205	383

Comprehensive income (loss)	$1,124	$1,007	$(2,876)	$2,188

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$2,258	$1,785
Receivables, net of allowance for doubtful accounts of $80 in 2013 and $679 in 2012	15,238	20,943
Inventories, primarily finished goods, net	37,507	38,068
Other current assets	3,448	3,071

Total current assets	58,451	63,867
Property, plant and equipment, at cost:
Buildings and improvements	7,000	6,865
Tooling and equipment	14,838	13,796

	21,838	20,661
Accumulated depreciation	(16,549)	(15,568)
Land	230	230

Property, plant and equipment, net	5,519	5,323
Other assets:
Cash surrender value of life insurance policies	7,054	5,907
Deferred income taxes, non-current	445	544
Intangible assets	7,364	7,634
Other assets	181	215

Total other assets	15,044	14,300

Total assets	$79,014	$83,490

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving bank loan facility	$19,849	$20,284
Accounts payable	6,034	5,598
Accrued salaries and commissions	1,374	2,053
Accrued advertising and sales promotion costs	528	1,012
Accrued product warranty costs	800	1,040
Accrued income taxes	—	425
Deferred income taxes, current	55	33
Other accrued liabilities	3,393	3,368

Total current liabilities	32,033	33,813
Non-current liabilities:
Deferred compensation	7,896	7,780
Deferred income taxes	783	886
Other long-term liabilities	714	751

Total non-current liabilities	9,393	9,417

Total liabilities	41,426	43,230
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1 par value Authorized: 1,000,000 shares Issued: None	—	—
Common stock, $.33 1/3 par value Authorized: 12,000,000 shares Issued: 7,178,400 shares Outstanding: 6,610,580 shares	2,392	2,392
Additional paid-in capital	21,473	21,269
Retained earnings	19,378	22,459
Accumulated other comprehensive loss	(1,818)	(2,023)

	41,425	44,097
Treasury stock, at cost (567,820 shares)	(3,837)	(3,837)

Total shareholders’ equity	37,588	40,260

Total liabilities and shareholders’ equity	$79,014	$83,490

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Cash Flows—Unaudited

(In Thousands)

	Nine Months Ended
	September 30
	2013	2012
Cash flows from operating activities:
Net (loss) earnings	$(3,081)	$1,805
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
Depreciation and amortization	2,395	2,743
Deferred income taxes	25	(233)
Gain on cash surrender value (CSV) life insurance	(865)	(509)
Stock-based compensation	204	262
Changes in assets and liabilities:
Receivables	5,727	5,574
Inventories	590	(4,634)
Other assets	(610)	(976)
Accounts payable	461	(1,536)
Other liabilities	(1,787)	(2,434)

Net cash provided by operating activities	3,059	62

Cash flows from investing activities:
Property, plant and equipment	(1,164)	(862)
Premiums on CSV life insurance	(282)	(317)
Intangible assets	(806)	(523)

Net cash used in investing activities	(2,252)	(1,702)

Cash flows from financing activities:
Bank (payments) borrowings	(435)	3,922
Capital lease obligations	(31)	—

Net cash (used in) provided by financing activities	(466)	3,922
Effect of exchange rate changes on cash and cash equivalents	132	119

Net increase in cash	473	2,401
Cash at beginning of period	1,785	1,033

Cash at end of period	$2,258	$3,434

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$383	$489
Income taxes	$563	$902
Non-cash items for:
Capital lease obligations	$—	$86

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss)—Unaudited

(In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance—December 31, 2012	$2,392	$21,269	$22,459	$(2,023)	$(3,837)	$40,260
Net loss	—	—	(3,081)	—	—	(3,081)
Accumulated other comprehensive income:
Foreign currency translation adjustment	—	—	—	159	—	159
Interest rate swap, no tax benefit	—	—	—	46	—	46
Stock compensation expense	—	204	—	—	—	204

Balance—September 30, 2013	$2,392	$21,473	$19,378	$(1,818)	$(3,837)	$37,588

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

The consolidated financial statements for the nine months ended September 30, 2013 and 2012 included herein have been prepared by Cobra Electronics Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of December 31, 2012 has been derived from the audited consolidated balance sheet as of that date. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

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

Accounts Receivable — The majority of the Company’s accounts receivables are due from retailers and two-step distributors. Credit is extended based on an evaluation of a customer’s financial condition, including, at times, the availability of credit insurance, and generally, collateral is not required. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for doubtful accounts.

The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, availability of credit insurance and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable against the allowance for doubtful accounts when they are judged to be uncollectible, and payments subsequently received on such receivables are credited to customer claims or bad debt expense.

(2) SEGMENT INFORMATION

The Company operates in two business segments: (1) Cobra Consumer Electronics (“Cobra”) and (2) Performance Products Limited (“PPL”). The Cobra segment is comprised of Cobra Electronics Corporation, Cobra Hong Kong Limited and Cobra Electronics Europe Limited (“CEEL”). The Company has separate sales departments and distribution channels for each segment, which provide segment exclusive product lines to all customers for that segment. The results for the PPL segment for the nine month period ending September 30, 2013 excludes intersegment sales of $37,000 and intersegment operating profit of $3,000. There were no intersegment sales for the third quarter of 2013 and for the third quarter and nine month period for 2012. The financial information by business segment for the three months and nine months ended September 30, 2013 and 2012 follows:

Three months — 2013 vs. 2012

	2013			2012
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$25,450	$3,588	$29,038	$23,962	$3,710	$27,672
Cost of sales	19,164	2,415	21,579	17,494	2,399	19,893

Gross profit	6,286	1,173	7,459	6,468	1,311	7,779
Selling, general and administrative expense	6,191	1,144	7,335	6,202	1,273	7,475

Earnings from operations	95	29	124	266	38	304
Interest expense	(205)	—	(205)	(277)	—	(277)
Other income	318	41	359	315	21	336

Earnings before income taxes	208	70	278	304	59	363
Tax (benefit) provision	(49)	(67)	(116)	41	(242)	(201)

Net earnings	$257	$137	$394	$263	$301	$564

Nine months — 2013 vs. 2012

	2013			2012
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(In Thousands)
Net sales	$65,885	$10,360	$76,245	$72,071	$11,103	$83,174
Cost of sales	49,062	6,810	55,872	51,901	7,048	58,949

Gross profit	16,823	3,550	20,373	20,170	4,055	24,225
Selling, general and administrative expense	20,268	3,572	23,840	18,631	3,684	22,315

(Loss) earnings from operations	(3,445)	(22)	(3,467)	1,539	371	1,910
Interest expense	(515)	—	(515)	(765)	—	(765)
Other income (expense)	876	(78)	798	632	53	685

(Loss) earnings before income taxes	(3,084)	(100)	(3,184)	1,406	424	1,830
Tax (benefit) provision	(5)	(98)	(103)	296	(271)	25

Net (loss) earnings	$(3,079)	$(2)	$(3,081)	$1,110	$695	$1,805

(3) MULTIPLE ELEMENT ARRANGEMENTS

PPL bundles the sales of its navigation products with access to the AURA database and map updates. The deferred revenue was calculated using the relative selling price method based on Vendor Specific Objective Evidence (“VSOE”) and recognized over the applicable subscription period, generally two years. A summary of PPL’s deferred revenue at September 30, 2013 and December 31, 2012 follows:

	September 30, 2013	December 31, 2012
	(In Thousands)
Deferred revenue—PPL	$1,054	$914

In addition, the Company’s domestic business sells products bundled with access to the AURA database and map updates. Revenues deferred from these arrangements were calculated using the relative fair market value method and recognized over the applicable subscription period, generally two years. A summary of deferred revenue for Cobra U.S. at September 30, 2013 and December 31, 2012 follows:

	September 30, 2013	December 31, 2012
	(In Thousands)
Deferred revenue—Cobra U.S.	$305	$401

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

The Company reviews the need for a valuation allowance at each quarter-end. The U.S. operations were in a loss position for the nine month period ending September 30, 2013. Based on this and other relevant information, management concluded at September 30, 2013 that the Company did not meet the more likely than not criteria for concluding that the valuation allowance related to the deferred tax assets for its U.S. operations, which totaled $9.1 million at September 30, 2013 (compared to $8.7 million at December 31, 2012), was no longer required in part or total. The Company will continue to monitor the need for a valuation allowance throughout 2013. Should the Company demonstrate a favorable and sustainable trend for its historic and projected operating results in the U.S., a reduction in the valuation allowance and a corresponding income tax benefit may result.

(5) FINANCING ARRANGEMENTS

On December 7, 2012, the Credit Agreement (the “Credit Agreement”) among the Company, BMO Harris, as administrative agent (the “Administrative Agent”), and the lenders party thereto from time to time (the “Lenders”) was amended to extend the maturity date to July 16, 2016, increase the maximum availability under the Credit Agreement to $35.0 million and decrease the applicable margin used to determine the interest rates applicable to borrowings under the Credit Agreement. On August 8, 2013, the Credit Agreement was amended to permit the exclusion of the Fleming patent litigation and settlement agreement expenses from the covenant calculations, effective with the quarter ending June 30, 2013, and to increase the applicable margin under the Credit Agreement. See Note 12, Commitments and Contingencies, for a discussion of the Fleming litigation and settlement agreement.

In the third quarter of 2013, the Company did not meet the required minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement). On November 11, 2013, the Credit Agreement was amended to waive any non-compliance with the Fixed Charge Coverage Ratio for the third quarter of 2013, increase the applicable margin under the Credit Agreement and add a $100,000 interest reserve.

Pursuant to the terms of its Credit Agreement, the Company is required to make mandatory prepayments on the amounts outstanding thereunder in the event that the Company receives proceeds under certain circumstances or in connection with other specified events. Borrowings under the Credit Agreement bear interest at either the base rate or the LIBOR lending rate (each as defined in the Credit Agreement), as applicable, plus the applicable margin set forth in the Credit Agreement. The Company will also pay certain fees and expenses, including (i) a commitment fee on the unused portion of the Lenders’ aggregate revolving commitment and (ii) a letter of credit fee equal to the product of the applicable margin set forth in the Credit Agreement times the face amount of the standby letters of credit and the commercial letters of credit outstanding at such time. The Credit Agreement contains customary covenants, including but not limited to financial covenants requiring the Company to maintain a minimum twelve month Fixed Charge Coverage Ratio (as defined in the Credit Agreement). Certain fees and covenants for the Credit Agreement follow:

Commitment fee	0.25%
Fixed charge coverage ratio	1.10 to 1.00
Annual capital expenditures limit (in thousands)	$4,000
Annual dividend to shareholders limit (in thousands)	$1,250

The Company’s Fixed Charge Coverage Ratio is based on adjusted EBITDA less capital expenditures and cash tax payments in relation to interest expense. As a condition to the extension of the loan and the issuance of the letters of credit under the Credit Agreement, the Company has granted a security interest to the Administrative Agent, for the benefit of the Lenders, in substantially all the assets of the Company except (i) life insurance policies not collaterally assigned to the Lenders, (ii) any equipment subject to liens permitted under the Credit Agreement if such equipment is also subject to an agreement prohibiting the pledge of such equipment to the Lenders, (iii) deposit accounts used exclusively by the Company for payroll and employee retiree benefit purposes and (iv) the Company’s interest in the outstanding voting equity securities of any of its directly-owned foreign subsidiaries to the extent such interests exceed 65 percent of the outstanding voting equity securities of such foreign subsidiary.

The Company’s interest bearing debt outstanding under the revolving credit facility and credit availability under the revolving credit facility at September 30, 2013 follows:

September 30, 2013
(In Thousands)
Interest bearing debt	$19,849
Credit availability	$6,853

The borrowing base formula to determine credit availability includes the following:

Percentage of eligible accounts receivable	85.0%
The lesser of:
Percentage of lower of cost or market of eligible inventory	65.0%
Percentage of appraised net orderly liquidation value of eligible inventory	85.0%
Percentage of commercial letters of credit	65.0%

The borrowing base is also subject to certain limitations and reserves established at the Lenders’ discretion. If necessary, the Credit Agreement permits an “overadvance” of up to $1,000,000 for sixty consecutive days.

The weighted average interest rate for the three and nine months ending September 30, 2013 and 2012, which includes the amortization charges associated with the terminated interest rate swap described in Note 7, Derivatives, follows:

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Weighted average interest rate	3.9%	4.7%	3.4%	4.9%

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts receivable, accounts payable, short-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximated their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its Credit Agreement approximated fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit approximated fair value due to the short-term nature of the instruments. The fair value of letters of credit at September 30, 2013 and December 31, 2012 follows:

	September 30, 2013	December 31, 2012
	(In Thousands)
Letters of credit at fair value	$5,146	$2,688

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

Changes in the recorded fair value of the interest rate swap were recorded to Accumulated Other Comprehensive Income (Loss). The termination cost of the interest rate swap will be amortized into interest expense through the March 31, 2014 expiration of the swap agreement. The interest amortization for the Company’s terminated interest rate swaps reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense during the three and nine months ended September 30, 2013 and 2012 follows:

	Three Months Ended		Nine Months Ended
Income Statement Location	2013	2012	2013	2012
	(In Thousands)		(In Thousands)
Interest expense	$13	$21	$46	$69

(8) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of common stock. If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings (loss) per share. The earnings or loss per share for the three and nine months ended September 30, 2013 and 2012 follows:

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
Net earnings (loss)	$394	$564	$(3,081)	$1,805
Weighted-average shares outstanding
Basic	6,611	6,611	6,611	6,595
Diluted	6,611	6,633	6,611	6,610
Basic earnings (loss) per share	$0.06	$0.09	$(0.47)	$0.27
Diluted earnings (loss) per share	$0.06	$0.09	$(0.47)	$0.27

The diluted earnings per share calculations include the incremental shares of common stock issuable upon the exercise of stock options that have a market price in excess of the exercise price. When the exercise price of an option exceeds its market price, the incremental shares are excluded from the diluted earnings per share calculation. A summary of the options outstanding, the options includable and excludable from the diluted earnings per share calculations and the incremental shares included in the diluted earnings per share calculation for the three and nine months ended September 30, 2013 and 2012 follows:

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)
Options included in diluted earnings (loss) per share calculation	—	217	—	217
Options excluded from diluted earnings (loss) per share calculation	352	137	352	137

Total options outstanding	352	354	352	354

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)
Incremental shares included in the diluted earnings (loss) per share	—	22	—	15

(9) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the three and nine months ended September 30, 2013 and 2012, Accumulated Other Comprehensive Income (Loss) included the foreign currency translation adjustment and a terminated interest rate swap.

A summary of the change in the Accumulated Other Comprehensive Income (Loss) from December 31, 2012 to September 30, 2013 follows:

	Interest	Foreign
	Rate	Currency
	Swap	Translation	Total
	(In Thousands)
Balance, December 31, 2012	$48	$(2,071)	$(2,023)
Other comprehensive income (loss) before reclassifications	—	159	159
Amounts reclassified from accumulated other comprehensive income (loss)	46	—	46

Balance, September 30, 2013	$94	$(1,912)	$(1,818)

A summary of the amounts reclassified out of Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2013 follows:

Accumulated Other Comprehensive
Income Components	2013
(In Thousands)
Interest rate swap—amortization	$46

(10) OTHER CURRENT ASSETS

The following table summarizes the components of other current assets at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(In Thousands)
Prepayments	$2,202	$2,170
Vendor and miscellaneous receivables	1,246	901

	$3,448	$3,071

(11) INTANGIBLE ASSETS

The following table summarizes the components of intangible assets at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(In Thousands)
Internal use software	$3,086	$2,879
Less accumulated amortization	(2,676)	(2,543)

	410	336

ERP internal software system	4,393	4,368
Less accumulated amortization	(4,224)	(4,148)

	169	220

Trademarks, trade names and patents	7,131	6,844
Less accumulated amortization	(2,328)	(2,110)

	4,803	4,734

Product software, net of impairment	1,547	1,468
Less accumulated amortization, net of impairment	(1,102)	(1,041)

	445	427

Customer relationships	5,035	5,040
Less accumulated amortization	(3,498)	(3,123)

	1,537	1,917

Total	$7,364	$7,634

Product software assets and accumulated amortization shown in the preceding table are shown net of the respective impairment charges. There were no intangible asset impairment charges for the three and nine months ended September 30, 2013 and 2012. The anticipated amortization expense of intangible assets over the next five years ending December 31 follows:

Year	Cost
(In Thousands)
2014	$800
2015	800
2016	700
2017	300
2018	300

$2,900

(12) COMMITMENTS AND CONTINGENCIES

On August 3, 2012, Hoyt A. Fleming filed a complaint in the United States District Court for the District of Idaho against the Company alleging infringement of certain patents and seeking unspecified damages and injunctive relief. The allegations related to approximately 30 of the Company’s radar detection products that were sold with GPS or capable of receiving a GPS attachment or that have compass directional ability.

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

The Company’s outstanding inventory purchase orders with suppliers at September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
	(In Thousands)
Open purchase orders	$22,667	$15,165

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

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2013	2012
	(In Thousands)
Accrued product warranty costs, beginning of period	$1,040	$1,191
Warranty provision	1,406	2,387
Warranty expenditures	(1,646)	(2,538)

Accrued product warranty costs, end of period	$800	$1,040

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

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2013	2012
	(In Thousands)
Liquidation reserve, beginning of period	$1,134	$999
Liquidation provision	1,820	2,300
Liquidation of models	(2,047)	(2,165)

Liquidation reserve, end of period	$907	$1,134

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

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2013	2012
	(In Thousands)
Net realizable reserve, beginning of period	$263	$118
NRV provision	365	512
NRV write-offs	(240)	(367)

Net realizable reserve, end of period	$388	$263

(14) INTEREST EXPENSE AND OTHER INCOME (EXPENSE)

The following table shows the components of Interest Expense for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)
Interest on debt	$162	$193	$391	$506
Amortization of loan fees	30	63	78	190
Interest rate swap amortization	13	21	46	69

	$205	$277	$515	$765

The following table shows the components of Other Income (Expense) for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)
CSV income	$301	$274	$865	$509
Foreign exchange (expense) income	(7)	17	(113)	48
Other—net	65	45	46	128

	$359	$336	$798	$685

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary – Third Quarter

The operating earnings for the third quarter of 2013 totaled $124,000 compared to operating earnings of $304,000 for the year ago quarter, a decrease of $180,000. Key factors contributing to the overall decrease in operating earnings were as follows:

•	Net sales increased $1.4 million, or 4.9 percent, primarily attributable to the Cobra segment.

•	Gross profit decreased $320,000 mainly due to lower net sales in the PPL segment and lower margins for both the Cobra and PPL segments. Gross margin decreased to 25.7 percent from 28.1 percent in the third quarter of 2012.

•	Selling, general and administrative expenses decreased $140,000, or 1.9 percent.

Interest expense declined $72,000 from the year ago quarter. Other income was $359,000 for the third quarter of 2013 compared to $336,000 of other income for the year ago quarter, an increase of $23,000. The combined impact of the unfavorable change in operating results partially offset by the decrease in interest expense and the increase in other income resulted in an $85,000 decrease to operating earnings. Pre-tax income for the current quarter totaled $278,000 compared to pre-tax income of $363,000 in the prior year’s quarter.

The tax benefit was $116,000 for the third quarter of 2013 compared to a $201,000 tax benefit in the same quarter last year. The decline in the tax benefit was principally due to a lower deferred tax benefit in the U.K., which resulted from a 2 percent tax rate decrease from 23.0 percent to 21.0 percent.

For the third quarter of 2013, the Company reported net income of $394,000, or $0.06 per share, compared to net income of $564,000, or $0.09 per share, for the third quarter of 2012.

Executive Summary – Nine Months

The operating loss for the first nine months of 2013 totaled $3.5 million compared to operating earnings of $1.9 million for the year ago period, an unfavorable swing of $5.4 million in operating results. Key factors contributing to the unfavorable change were as follows:

•	Net sales decreased $6.9 million, or 8.3 percent, mainly in the Cobra segment.

•	Gross profit decreased $3.9 million primarily as a result of the lower net sales, while gross margin decreased to 26.7 percent from 29.1 percent in the first nine months of 2012.

•	Selling, general and administrative expenses increased $1.5 million, or 6.8 percent, mainly due to higher costs related to the Fleming patent litigation, including the cost of a settlement that was agreed to by the parties in July 2013 and recorded in the second quarter.

Interest expense declined $250,000 from the year ago quarter. Other income increased $113,000 mainly due to an increase in CSV income for the life insurance policies the Company holds to fund deferred compensation programs for certain current and former officers of the Company. The combined impact of the unfavorable change in operating results and the favorable variances in interest expense and other income generated a pre-tax loss of $3.2 million compared to pre-tax income of $1.8 million for the nine months ended September 30, 2012.

The tax benefit was $103,000 for the first nine months of 2013 compared to a tax provision of $25,000 in the same period last year. The favorable tax benefit change was principally due to lower pre-tax earnings of the Company’s Irish subsidiary.

For the nine month period ended September 30, 2013, the Company reported a net loss of $3.1 million, or $0.47 per share, compared to net earnings of $1.8 million, or $0.27 per share, for the same period in 2012.

Valuation Allowance

The U.S. operations were in a loss position for the nine month period ending September 30, 2013. Based on this and other relevant information, management concluded at September 30, 2013 that the Company did not meet the more likely than not criteria for concluding that the valuation allowance related to the deferred tax assets for its U.S. operations, which totaled $9.1 million at September 30, 2013 (compared to $8.7 million at December 31, 2012), was no longer required in part or total. The Company will continue to monitor the need for a valuation allowance throughout 2013. Should the Company demonstrate a favorable and sustainable trend for its historic and projected operating results in the U.S., a reduction in the valuation allowance and a corresponding income tax benefit may result.

EBITDA

The following table shows the reconciliation of net earnings to EBITDA and EBITDA As Defined for the three and nine months ending September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)
Net earnings (loss)	$394	$564	$(3,081)	$1,805
Depreciation/amortization	722	768	2,395	2,743
Interest expense, excluding loan fee amortization	175	214	437	575
Income tax (benefit) provision	(116)	(201)	(103)	25

EBITDA	1,175	1,345	(352)	5,148
Stock option expense	65	65	204	262
CSV gain	(301)	(274)	(865)	(509)
Other non-cash items	(128)	172	(415)	(31)

EBITDA As Defined	$811	$1,308	$(1,428)	$4,870

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

Third Quarter — 2013 vs. 2012

The following table summarizes net sales and pre-tax income by business segment for the three months ended September 30, 2013 and 2012:

					2013 vs. 2012
	2013		2012		Increase (Decrease)
	(In Thousands)
	Net	Pre-tax	Net	Pre-tax	Net	Pre-tax
Business Segment	Sales	Income	Sales	Income	Sales	Income (Loss)
Cobra	$25,450	$208	$23,962	$304	$1,488	$(96)
PPL	3,588	70	3,710	59	(122)	11

Total Company	$29,038	$278	$27,672	$363	$1,366	$(85)

Cobra Business Segment

Net sales increased $1.5 million, or 6.2 percent, in the third quarter of 2013 to $25.5 million compared to $24.0 million in the third quarter of 2012. Higher sales of two-way radios and detection products offset in part, by lower sales of Trucker Navigation, Inverters and Citizen Band radios, accounted for the overall increase from 2012. Sales of the new high performance SPX detectors, the 29 LX CAMO Citizens Band Radio and Dash Cams contributed to the increase in sales for the third quarter of 2013 as compared to 2012. Lower sell-through at major travel centers has contributed to the decline in net sales for Citizens Band radios, Trucker Navigation and Inverter products.

Despite higher sales, gross profit decreased $182,000, or 2.8 percent, to $6.3 million for the third quarter of 2013. Gross margin declined 2.3 points from the prior year period to 24.7 percent mainly due to sales mix and close-out sales activity in the third quarter of 2013 as compared to 2012.

Selling, general and administrative (SG&A) expense decreased $11,000, or 0.2 percent, to $6.2 million for the third quarter of 2013. Variable selling expenses increased $191,000 due to higher sales. Fixed expenses, mainly sales and marketing, decreased $202,000 or nearly 4% compared to 2012 due to the Company’s cost saving efforts, as well as a lower management incentive expense.

Interest expense declined $72,000, or 26.0 percent, from the year ago period mainly because of a lower interest rate, resulting from a more favorable applicable margin that is added to the base rate or LIBOR lending rate secured when the Credit Agreement was amended in December 2012. For the third quarter of 2013, other income, mainly CSV income, totaled $318,000 compared to other income of $315,000 in the third quarter of 2012.

As a result of the above, the Cobra segment had pre-tax income of $208,000 for the current year’s quarter compared to pre-tax income of $304,000 for the prior year’s quarter.

Performance Products Limited (“PPL”) Business Segment

Net sales for the third quarter of 2013 decreased $122,000, or 3.3 percent, to $3.6 million from $3.7 million for the third quarter of 2012. The decrease from 2012 was mainly due to lower renewals for download revenue. Increased sales for GPS products, mainly the new DVR product launched in 2013 and Tracking Devices, were offset by lower sales of the Satellite Navigation and AVN units compared to the prior year period.

Gross profit decreased $138,000, or 10.5 percent, to $1.2 million for the third quarter of 2013 mainly due to lower sales volume and unfavorable sales mix. The unfavorable sales mix, particularly sales of the low margin tracker and golf products account for the 2.6 point margin decrease from the prior year’s quarter to a 32.7 percent gross margin.

Selling, general and administrative expenses for the third quarter of 2013 totaled $1.2 million, compared to $1.3 million for the third quarter of 2012 and as a percentage of net sales were 31.9 percent and 34.3 percent, respectively. The decrease from the prior year is due to lower fixed expenses, and decreased marketing spending for travel and promotions due to Company’s cost savings efforts for 2013.

Other income for the third quarter of 2013 amounted to $41,000 compared to other income of $21,000 for the third quarter of 2012, principally due to higher exchange gains in the current quarter compared to the prior year’s quarter.

As a result of the above, the PPL segment had a pre-tax income of $70,000 for the third quarter of 2013 compared to pre-tax income of $59,000 for the third quarter of 2012.

Nine Months — 2013 vs. 2012

The following table summarizes net sales and pre-tax income by business segment for the nine months ended September 30, 2013 and 2012:

					2013 vs. 2012
	2013		2012		Increase (Decrease)
	(In Thousands)
	Net	Pre-tax	Net	Pre-tax	Net	Pre-tax
Business Segment	Sales	Loss	Sales	Income	Sales	Income (Loss)
Cobra	$65,885	$(3,084)	$72,071	$1,406	$(6,186)	$(4,490)
PPL	10,360	(100)	11,103	424	(743)	(524)

Total Company	$76,245	$(3,184)	$83,174	$1,830	$(6,929)	$(5,014)

Cobra Business Segment

Net sales decreased $6.2 million, or 8.6 percent, in the first nine months of 2013 to $65.9 million from $72.1 million in the first nine months of 2012. Domestic sales decreased by 9.5 percent and international sales decreased by 11.6 percent. Driving the domestic sales decreases were lower net sales of Citizens Band radios, Trucker Navigation products and Inverter products. Both Citizens Band radios and Trucker Navigation sales were down in part due to the fact that each category benefited from initial load-in sales of two new models in 2012, which were not repeated in 2013. Additionally, increased competition in the Trucker Navigation market adversely affected the selling prices. Lower sell-through at major travel centers was also a contributing factor to the decline in net sales for Citizens Band radios, Trucker Navigation and Inverter products. The decrease in international sales was mainly due to lower CEEL shipments into Eastern Europe.

Gross profit decreased $3.3 million, or 16.6 percent, to $16.8 million for the nine month period ended September 30, 2013 due to lower sales and lower margins. The decline in gross margin from the 28.0 percent reported for 2012 to 25.5 percent for 2013 was driven by lower gross margins for most domestic products and at CEEL. Domestically, gross margin was lower mainly because of unfavorable sales mix and pricing programs to help drive sales in the slow economy. For CEEL, the gross margin decline was principally due to lower gross margins on radar detectors sold into Eastern Europe because of increased competition.

Selling, general and administrative expense increased $1.6 million, or 8.8 percent, to $20.2 million for the first nine months of 2013 compared to $18.6 million in the prior year period. Variable selling expenses decreased 8.9 percent, mainly due to the sales shortfall from the prior year, and administrative expenses increased $1.9 million or 12.3 percent from the prior year period. The increase in administrative expenses for 2013 as compared to 2012 was due to the significant Fleming litigation expenses incurred in the first half of 2013. When the Fleming litigation is excluded, fixed expenses for 2013 were nearly 1.0 percent lower than 2012 spending due to the Company’s cost savings efforts, as well as a lower management incentive expense.

Interest expense declined $250,000, or 32.7 percent, from the year ago period mainly because of a lower interest rate, resulting from a more favorable applicable margin that is added to the base rate or LIBOR lending rate under the Credit Agreement as a result of the amendment to the Credit Agreement in December 2012. Other income for the first nine months of 2013 increased to $876,000 from $632,000 in the same 2012 period and included CSV income of $865,000 for 2013 and $509,000 for 2012.

As a result of the above, the Cobra segment had a pre-tax loss of $3.1 million for the nine months ended September 30, 2013 compared to pre-tax income $1.4 million for the same period in 2012.

Performance Products Limited (“PPL”) Business Segment

Net sales for the first nine months of 2013 decreased $743,000, or 6.7 percent, to $10.4 million from $11.1 million for the first nine months of 2012. Most of the decrease was attributable to lower sales of Satellite Navigation products, which fell 4.8 percent and lower download revenue which was down 19.7 percent due to lower renewals. The decrease for Satellite Navigation was primarily due to lower European sales of Truckmate™ units, which reflected both the difficult economic conditions in Western Europe and increased competition from two large competitors. Overall, the lower discretionary consumer spending in the weak U.K. economy continues to adversely affect sales.

Gross profit decreased $505,000, or 12.5 percent, to $3.6 million for the first nine months of 2013 due to lower sales and a 2.2 point decline in gross margin from the prior year to 34.3 percent. The decline in gross margin from the prior year period was mainly due to a summer promotion on two Satellite Navigation models designed specifically for caravans and motorhomes, as well as higher sales of older GPS trackers, which had a low gross margin. Also contributing to the decline in gross margin was an exchange loss in the first nine months of 2013 compared to an exchange gain for the same period last year.

Selling, general and administrative expenses (SG&A) for the first nine months of 2013 totaled $3.6 million compared to $3.7 million for the first nine months of 2012 and as a percentage of net sales were 34.5 percent and 33.2 percent, respectively. The decrease from the prior year was due to decreased marketing spending, which reflected the Company’s cost savings efforts.

Other expense for the first nine months of 2013 was $78,000 compared to other income of $53,000 for the first nine months of 2012, principally due to exchange losses for 2013 compared to exchange gains reported for the same period in 2012.

As a result of the above, the PPL segment had a pre-tax loss of $100,000 for the nine months ended September 30, 2013 compared to pre-tax income of $424,000 for the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, the Company had interest bearing debt outstanding of $19.8 million borrowed and credit availability of approximately $6.9 million under the Credit Agreement. On August 8, 2013, the Credit Agreement was amended to permit the exclusion of the Fleming litigation and settlement agreement expenses from the covenant calculations, effective with the quarter ended June 30, 2013 and to increase the applicable margin used to determine the interest rates applicable to borrowings under the Credit Agreement. The Company did not meet the required minimum Fixed Charge Coverage Ratio for the third quarter of 2013. On November 11, 2013, the Credit Agreement was amended to, among other things, waive any non-compliance with the Fixed Charge Coverage Ratio for the third quarter of 2013. Refer to Note 5, Financing Arrangements for a discussion of the amendment to the Credit Agreement. Absent a waiver from the lenders, a failure to comply with the covenants contained in the Credit Agreement could result in any outstanding indebtedness under the Credit Agreement becoming immediately due and payable and in the inability to borrow additional funds under the Credit Agreement. The Company believes that, for the foreseeable future, it will be able to continue to fund its operations and seasonal working capital requirements with cash generated from operations and borrowings under the Credit Agreement.

For the nine months ending September 30, 2013, net cash flows provided by operating activities totaled $3.1 million. Net cash inflows from operations and non-cash add-backs included a net loss of $3.1 million, non-cash depreciation and amortization of $2.4 million, and a decrease in accounts receivable of $5.7 million. Offsetting these inflows were decreases in other liabilities of $1.8 million. The decrease in accounts receivable was due to normal cash collections and lower sales for the third quarter of 2013 as compared to the fourth quarter of 2012. The decrease in other liabilities was attributable to year-end management incentive payment, income tax payments and lower promotional and warranty accruals due to a sales decline from the prior year’s fourth quarter.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its Credit Agreement will be sufficient in 2013 to fund its working capital needs.

Net cash used in investing activities for the first nine months of 2013 totaled $2.3 million. Property, plant and equipment additions, which totaled $1.2 million, were primarily for tooling, building improvements and office equipment. Premiums for life insurance totaled $282,000 and intangible asset additions, which totaled $806,000, included in-house development of software for new products, patents and trademarks.

Net cash used in financing activities for the nine months ending September 30, 2013 totaled $466,000 and primarily resulted from the reduction of bank debt.

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

As of September 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2013.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 12, Commitments and Contingencies, for a discussion of the Fleming litigation and settlement agreement.

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6. Exhibits

a)	Exhibit 10.1 Waiver and Fifth Amendment to Credit Agreement dated November 11, 2013 among Cobra Electronics Corporation, BMO Harris Bank N.A. (formerly known as Harris N.A.), as administrative agent, and the lenders party thereto.

b)	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

c)	Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

d)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

e)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

f)	Exhibit 101 Financial statements and footnotes formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ Robert J. Ben
Robert J. Ben Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Dated: November 13, 2013

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1	Waiver and Fifth Amendment to Credit Agreement dated November 11, 2013 among Cobra Electronics Corporation, BMO Harris Bank N.A. (formerly known as Harris N.A.), as administrative agent, and the lenders party thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101	Financial statements and footnotes formatted in XBRL (eXtensible Business Reporting Language).