Form 10-K
period 2013-12-31
COBRA ELECTRONICS CORP
filed 2014-03-18
CIK 30828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2013, was $20,162,269.

The number of shares of Registrant’s Common Stock outstanding as of March 7, 2014 was 6,602,980.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 13, 2014, are incorporated by reference into Part III of this Report.

PART I

Item 1.  Business

General

Cobra Electronics Corporation (the “Company”), incorporated in Delaware in 1961, is traded on The NASDAQ Stock Market under the symbol “COBR”. The Company is a leading designer and marketer of two-way mobile communications and mobile navigation products in the United States, Canada and Europe, holding the number one or strong number two position in each of its longstanding product lines and targeting a similar position for marine VHF radios, photo-enforcement detection and mobile navigation for professional drivers. Cobra® is a leading brand in Citizens Band radios, radar detectors, speed camera detection, truck navigation and two-way radios. Performance Products Limited (“PPL”), a wholly-owned subsidiary based in the UK, designs and markets mobile navigation, photo-enforcement and detection products primarily under the Snooper® brand in the UK and elsewhere in Europe. The Company’s AURA® database of photo-enforcement locations and road hazards covers the United States, Canada and most of Europe. The Company has a track record of over 50 years of innovation and the development of award-winning products and is an industry leader in developing technology applications that serve consumers’ needs in the following product lines:

•	Radar/laser detection

•	Photo-enforcement and safety detection

•	Mobile navigation for professional drivers and recreational vehicles

•	Dash cams

•	Citizens Band radios

•	Power inverters

•	Two-way radios

•	Marine electronics

•	Wireless solutions and mobile app products

•	Outdoor leisure products

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

Recent Developments

Innovation remains the hallmark of the Company’s success, as demonstrated by just a few of its recent product introductions and other recent developments. The Company expects to continue attracting new customers with innovative product extensions and new product categories. The Cobra iRadar® ATOMTM was named a silver winner for the 2013 Best in Biz Awards and a finalist in the Mobile Apps category for CTIA’s Emerging Technology (E-Tech) Award for 2013 and the SPX 7800BT, a radar/laser/camera detector, was named an International CES Innovations 2014 Design and Engineering Award Honoree.

The iRadar ATOM smart detection system for iOS and Android devices features class-leading 360 degree detection as well as audio and visual alerts for speed cameras, red light cameras, caution areas, dangerous intersection and live police locations. The iRadar ATOM, the world’s smallest radar detector, offers more than double the detection range and performance compared to previous iRadar models and has a 35 percent smaller footprint.

The SPX 7800BT offers IntelliShield® quad-level false signal rejection, pin-point radar frequency, automute/IntelliMute®/ IntelliMute Pro, super-charged LaserEye® 360 laser detection, 5-level graphical signal strength meter, voice alert, car battery voltage display, low car battery warning and super-bright full color OLED graphics display. The SPX 7800BT also features user-selectable color themes and access to the Cobra iRadar Community, the world’s largest and most active detection community in the world, for live speed trap data via smartphones.

In 2013, the Company launched a new website, the new Cobra.com, featuring a sleek, modern and comprehensive product category layout with improved shopping and easy-to-navigate interfaces to provide an improved shopping experience. This new website leverages the Company’s omni-channel sales and marketing initiatives with today’s consumer preference for a dynamic omni-channel shopping experience.

The Company’s 2014 product line will include the following:

Cobra Segment

•	iRadar App Version 4.0 for iOS devices

•	iRadar S-Series for iOS devices with under the hood installation

•	iRadar ATOM smart detection systems

•	SPX Mini Detector Series — SPX 6700, 7700 and 7800 BT with improved detection range and performance

•	Dash Cams — CDR 810 and 830

•	29 LX Camo CB radio with Realtree® Xtra camouflage pattern

•	19 DX IV compact CB radio

•	19 DX IV Camo compact CB radio

•	Updated product lines for two-way radios — CXT 312 , 345, 390, 545 and 1035R FLT

•	Wireless airwave products — AirWave 360, AirWave Box and AirWave Mini

•	8500 PRO HD mobile navigation

•	Intelligent mobile power solutions — CPP 100, 300 and 7500

PPL Segment

•	S5000 satellite navigation unit incorporating a built-in drive recorder

•	Snooper DAB 2000 digital radio interface allowing users to receive DAB radio stations through their existing radio

•	PB50 and PB100 portable power banks and SPV140 and SPV280 portable solar panels enabling users to recharge smartphones and laptops

•	S430 outdoor leisure unit which provides the platform for new Shotsaver and Adventurer applications

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

Suppliers

One of the Company’s fundamental strengths is its product sourcing ability. Substantially all of the Company’s products are manufactured to its specifications and engineering designs by a number of suppliers, based in China, Hong Kong, Taiwan and South Korea. The Company utilizes multiple manufacturers for its products whenever practical, however certain products are dependent on a single manufacturer. The Company maintains control over the design and production quality of its products through its wholly owned subsidiary in Hong Kong, which seeks out new suppliers, monitors technological changes, performs source inspection of key suppliers, provides selected engineering services, logistical services and expedites shipments from suppliers.

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

Research and Development

Research and product development expenditures, as well as non-capitalized engineering costs, are expensed as incurred and amounted to $2.2 million in 2013, $2.0 million in 2012 and $1.6 million in 2011.

Patents and Other Intellectual Property

Patents and other intellectual property can be important marketing, merchandising and competitive tools across a broad range of products, but particularly for the Company’s newer products such as the Cobra iRadar, AURA and Bluetooth products. Whenever the Company develops a unique design or technology, patents are applied for to preserve exclusivity. In 2013, the Company was awarded a patent in the U.S. covering its Bluetooth-enabled marine radio technology. The Company also holds patents covering the wireless communication and connectivity between cellular telephones and Citizens Band radios and between cellular telephones and marine communication devices.

The Company’s two-way radios, detectors, Citizens Band radios, accessories, GPS receivers, marine electronic products and mobile navigation devices are marketed globally under the Cobra brand name. The Cobra trademark is registered in the United States, most European countries, China, as well as other jurisdictions. The Company believes the Cobra trademark, which is indefinitely renewable, is a significant factor to the successful marketing of its products.

Personal navigation devices, GPS locators and other products designed and marketed by PPL are marketed in the United Kingdom and Europe under the Snooper brand name. The Snooper trademark is registered in the United Kingdom and Europe and is a significant factor to the successful marketing of PPL products in the United Kingdom and Europe.

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

Employees

As of December 31, 2013, the Company employed 112 persons in the United States and 40 persons in its international operations. None of the Company’s employees are a member of a union.

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

Long–lived assets located outside of the United States totaled $5.7 million and $5.9 million at December 31, 2013 and 2012, respectively. International sales, primarily in Canada and Europe (including those of PPL), were $33.9 million, $34.6 million and $33.8 million in 2013, 2012 and 2011, respectively. For additional financial information about business segment and geographic areas, see Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Cobra Segment

Principal products marketed under the Cobra trade name include:

•	Radar/laser detection

•	Photo-enforcement and safety detection

•	Mobile navigation for professional drivers

•	Dash cams

•	Citizens Band radios

•	Power inverters

•	Two-way radios

•	Marine electronics

•	Wireless solutions and mobile app products

•	Intelligent mobile power solutions

In the United States, Cobra competes primarily with various manufacturers and distributors of consumer electronics products, principally on the basis of technology, product performance, product features and consumer value, and expects the market for its products to remain highly competitive. Cobra’s products are distributed through a strong, well-established network of nearly 300 retailers and distributors in more than 80 countries, located primarily in the United States, representing nearly 55,000 storefronts where Cobra products can be purchased. Approximately half of the Company’s sales are made directly to retailers, such as general merchandisers, mass marketers, consumer electronics specialty stores, warehouse clubs, television home-shopping and internet retailers, direct-response merchandisers, home centers, specialty stores and a major travel center. Most of the remaining sales are through two-step wholesale distributors that carry Cobra products to fill orders for travel centers, small department stores and appliance dealers, independent wireless agents and for export. Cobra’s primary sales force is composed of independent sales representatives, directed by Cobra national accounts managers, who work on a straight commission basis. In both Canada and Europe, as well as elsewhere throughout the world, the Company utilizes distributors, which sell primarily to retailers. Cobra’s return policies and payment terms are similar to those of other companies serving the consumer electronics market. Cobra products generally must be shipped within a short time after an order is received and, as a result, order backlog is not significant.

As a percentage of consolidated net sales, sales to DAS Companies, Inc. (“DAS”) were 7.8 percent for 2013, 12.9 percent for 2012 and 14.6 percent for 2011 and sales to Wal-Mart Stores, Inc. (“Wal-Mart”) were 11.0 percent for 2013, 9.7 percent for 2012 and 11.4 percent for 2011.

Radar/Laser Detection

Cobra is the number one brand in the domestic market for integrated radar/laser detectors and commands a leading market share by offering innovative products with the most advanced features and technologies, including full color OLED displays, touchscreens, car battery voltage meter, safety camera, Voice AlertTM technology, LaserEye 360 degree detection, Safety Alert® and Strobe Alert® technologies and the AURA Camera and Driving Hazard Database that warns drivers of fixed speed and red light cameras, known speed traps and dangerous intersections across the United States and Canada. In addition, Cobra’s integrated radar/laser detectors incorporate technologies that reduce false alerts in densely populated urban areas (Quad-Level IntelliShield False Signal Filtering technology), including a relative-speed-sensing auto mute system (IntelliMute technology).

The Cobra iRadar Detection System, introduced in October 2010, was the first detection system to combine radar, laser, and speed and red light camera detection technology with iPhone® and AndroidTM smartphones using Bluetooth wireless technology and has received CES Innovation Awards in 2012 and 2013. The system uses various smart detector units paired via Bluetooth to an intuitive smartphone app. Together they detect police radar/laser signals and notify users in real-time of upcoming caution areas, excessive vehicle speed, live police and photo enforcement areas. The app also allows the driver to control the iRadar detector’s settings and access to the AURA redlight and speed camera database. Location-based crowd sourcing database capabilities that store location-based signals from the Cobra iRadar Community, offered as an enhancement in the latter part of 2011, allow sharing of information with other users. Further enhancements allow the Cobra iRadar Community to report and warn other users of police, caution areas and photo-enforcement areas in real-time; when iRadar detects a safety alert or caution, it automatically shares the information with other iRadar Community users nearby. In the second quarter of 2013, the iRadar ATOM smart detection system for iOS and Android devices was introduced. The iRadar ATOM features class-leading 360 degree detection as well as audio and visual alerts for speed cameras, red light cameras, caution areas, dangerous intersection and live police locations. The iRadar ATOM provides double the detection range and a 35 percent smaller footprint when compared to the previous iRadar models. Additionally, the iRadar ATOM was named a finalist in the Mobile Apps category for CTIA’s Emerging Technology (E-Tech) Award for 2013. In the fourth quarter of 2013, the Cobra iRadar App Version 4.0 for iOS devices moved the iRadar community members into a new era of convenience, ease-of-use and enhanced mapping. The iRadar S-Series detector for iOS devices provides the world’s first under-the-hood detector to utilize Bluetooth connection to a smart phone. The S-Series detector is installed in the engine compartment of the vehicle and does not require the running of wires into the cab. Instead the unit is connected by Bluetooth technology to a smartphone.

The 2013 Detection line-up included the SPX Mini Series consisting of the 6700, 7700 and 7800BT. The SPX detectors feature the smallest in-class unit size and utilize the ultra-low noise signal amplifiers once only affordable to the military. The ultra-compact and powerful SPX detectors deliver twice the detection range and performance of prior models. The SPX 7700 and 7800BT also feature super bright color OLED graphic display and user-selected color themes. Additionally, the SPX 7800BT features live speed trap data from the Cobra iRadar community and the AURA speed camera and red light camera notifications.

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

Mobile Navigation for Professional Drivers

Cobra continued to extend its focus on the professional driver by introducing two new models in 2012, the 8000 PRO HD and the 6000 PRO HD. The 8000 PRO HD is a 7-inch screen GPS navigation system while the 6000 PRO HD is a 5-inch screen GPS navigation system, both aimed at meeting the needs of the professional driver. Both models have a thin, lightweight and bright high-definition touch screen display, truck-optimized route guidance, live and predictive traffic congestion information, free lifetime map updates and lifetime access to Cobra’s AURA national database of speed/red light cameras, dangerous intersections and known speed trap locations. Other key features for both models include: Junction View with Lane Assist, providing drivers with 3D images of upcoming highway junctions as well as lane guidance and enhanced turn-by-turn directions; multi-point routing, which provides optimal routing for multiple destinations to reduce fuel cost; more than 33,000 trucker-friendly points-of-interest, based on data provided by ProMiles® and TruckDownTM state mileage log to track miles within a state for IFTA reporting; and hours-of-service timers for drivers to track their on-duty, off-duty and driving time for regulatory compliance.

The 8500 PRO HD Navigation System, introduced in the later part of 2013, is Cobra’s most advanced GPS navigation device for professional drivers with a completely redesigned, intuitive user interface and software with an enhanced map and graphics. Added features include exclusive live diesel fuel prices, live weather from Velocity Weather®, Google Search via Wi-Fi, Junction View with Lane Assist, state mileage log, trip cost calculator and hours-of-service timers, along with lifetime access to Cobra’s AURA database of speed/red light cameras, known speed trap locations and nearby dangerous intersections. With an ultra-bright, 7-inch touch screen display, this model offers the sharpest display on the market.

In 2013, Cobra introduced Cobra HomeBaseTM which allows drivers to download the AURA and software updates and allows drivers to back up their personal data, including address book and state mileage logs, on their Cobra navigation device. HomeBase is compatible with both Windows and Mac computers.

Dash Cams

Dash Cam products, the CDR 810 and CDR 830, were introduced in the later part of 2013. The Cobra series of Drive HD Dash Cams record everything drivers see in full 1080P HD video to deliver peace of mind, security and even some entertainment. The HD Dash Cams are the perfect solution to continuously record a driver’s surroundings and keep the driver and the vehicle safe and secure. An embedded G-Sensor automatically saves clips when an impact has been detected, with the high end model including GPS to simulcast the driver’s precise location on a Google™ Map along with video. Drive HD Cams also take 12 megapixel still shots and all images and videos can be viewed on a television or computer. The CDR 810 has a 2-inch screen and CDR 830 has a 2.7-inch screen which includes GPS to simulcast a driver’s location on a Google map along with video.

Citizens Band Radios

Cobra is the leading brand in the domestic Citizens Band radio market. Most of this market is for mobile Citizens Band radios purchased primarily by professional truck drivers. The remaining part of the domestic market is for hand-held Citizens Band radios used for outdoor enthusiasts, sport and recreational activities. Cobra has a history of being the technology leader in this market, and Cobra Citizens Band radios feature NOAA all hazard alert radio, patented SoundTracker® noise reduction, NightWatch® illumination, and patented Bluetooth wireless technology.

In 2012, the 25 LX and 29 LX BT were introduced. The 25 LX is a compact special edition unit based on the 25 LTD classic platform and features a 4-color LCD display. The 29 LX BT based on the 29 LX has been engineered to comply with the new hands-free cell phone usage legislation and includes an array of features to meet these requirements, including: Bluetooth wireless connectivity that allows professional drivers to connect the 29 LX BT to their mobile phone for in-and out-bound hands-free mobile calling; one-touch Bluetooth operation that allows for the initiation and termination of mobile calls with the push of a button; Caller ID with voice to provide a voice announcement of incoming callers, along with Caller ID display; and text-to-speech conversion that supports listening to incoming email messages and responding to emails by simply talking. The 29 LX CAMO launched in the third quarter of 2013 features the Realtree Xtra camouflage pattern, NOAA weather, four-color LCD display, antenna condition, battery voltage, and customizable day and night settings. The Company launched its first Citizens Band radio made specifically for the European market in 2009. The Company added the 29 LX EU in 2012 and the 75 LX EU model was added to the line in 2013. The 75 LX EU is a multi-standard CB radio with remote hand control and “hide-away” black box. Ideal for easy and discreet installation in the vehicle, the black box can easily be stored under the car seat, in the footwell or with an optional extension cable it can be installed in the boot. It has a multi-feature LCD display, microphone, speaker, and all the control buttons are integrated into the stylish hand-held unit. The hand-held unit is connected to a coiled cable with a connector to the radio using a standard 8-pin microphone plug.

Power Inverters

The Company’s line of power inverters permit users to power devices requiring 120-volt AC power in a mobile environment, such as computers, iPhones, smartphones, video games and appliances, using the 12-volt outlet or direct to the battery in a vehicle. Cobra’s broad range of products extends from the low power CPI 130 which can power smartphones and computers to the CPI 2575 which can power microwave ovens, small refrigerators and other small appliances while on the road. All inverter models offered include a USB output port and provide Pentagon Protection®, which includes reverse polarity, low voltage alarm, low voltage shutdown, over voltage protection, and temperature protection.

Two-Way Radios

Cobra two-way radios feature the smallest high-powered lithium ion battery powered radios, VibrAlert® silent vibrating alert, Rewind-Say-Again® digital voice recorder and smaller environmentally friendly packaging to differentiate from competitors. Although this market has matured and small continued category sales declines are anticipated, the Company expects to maintain a leading market position with innovative products and features.

For 2013, the 100 series was redesigned and a completely new 300 and 500 series were introduced. The 100 Series offers the most economical two-way radio on the market featuring Roger Beep, power saver security, a 16-mile range, weather alert, power saver circuitry and call alerts. The 300 series was designed for outdoor use and features a 23-mile range, NOAA weather and emergency radio, dedicated WX button, voice activated transmission (“VOX”) for hands-free use and customizable tones to distinguish between incoming callers. The 500 series feature waterproof models with a 28-mile range, NOAA weather and emergency radio, VibrAlert suitable for noisy or all-quiet environments, VOX hands-free voice-activated transmission, Roger Beep tone, illuminated LCD display, LED flashlight and rubberized grips.

Marine Electronics

Cobra Marine’s line of products include VHF fixed-mount and handheld radios. An innovator in marine electronics, Cobra Marine® developed the first Bluetooth waterproof handset, the first and patented radio feature to make and receive cellular phone calls by integrating Bluetooth wireless technology, the Rewind-Say-Again feature (which allows for the play back of up to the last 20 seconds of audio) and the first combination VHF/GMRS radio. In 2010, two floating handheld VHF radios were introduced with a bright orange core, making these floating radios highly visible to facilitate retrieval by the boater. The MR HH330 features a 6-watt VHF with NOAA weather channels. The MR HH475 features a 6-watt VHF, NOAA weather channels and Bluetooth technology that allows for the answering of cell phones. In the second quarter of 2013, the Company partnered with a Midwest independent manufacturer representative to handle Cobra’s OEM marketing for its marine electronics. In 2013, the HH 350 FLT and HH 500 FLT BT were introduced. The HH 350 features six watts of power for long range communication, access to NOAA weather and emergency alerts, and comes in an ultra–compact design that floats if dropped overboard. The HH 500 has Bluetooth wireless and Rewind-Say-Again in addition to the HH 350 features.

Wireless Solutions and Mobile App Products

Cobra recognized the explosion of smartphones and mobile applications and their importance to consumers to better manage their daily activities and introduced Cobra iRadar (discussed previously) in 2010. Cobra iRadar received three awards in 2010 from the Specialty Equipment Market Association (“SEMA”) and received a design and innovation award from the Consumer Electronics Show (“CES”) and a Mac/Life innovation award in 2011.

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

The Cobra AirWave 360™ launched in 2013 allows users to wirelessly connect Bluetooth-enabled devices to older generation stereos and speakers. Cobra has utilized Bluetooth® wireless technology to enhance lifestyle products with the Cobra AirWave Series. The models – Cobra AirWave 360, AirWave Box and AirWave Mini are all enhanced with Bluetooth technology and designed to be a hands-free portable speaker and speakerphone. The Cobra AirWave 360 is a portable 8-inch Bluetooth surround sound speaker that features Siri®/S Voice™ enablement and gesture control for enhanced 360-degree sound quality with up to 20 hours of music playback. The Cobra AirWave Box utilizes a rugged, floating-waterproof design (JIS7) for immersion in water and features a rechargeable battery and soft-touch rubber wrap for extra guarded protection, while the Cobra AirWave Mini features a weatherproof resistant exterior (JIS4). Both the AirWave Box and AirWave Mini, which are scheduled for release in the first quarter of 2014, have up to ten hours of music playback and up to 120 hours of standby time.

Intelligent Mobile Power Solutions

The Company plans to launch the CPP, solar/portable product, series in the first quarter of 2014. The CPP 100 and CPP 300 integrate solar panels and will allow users to charge their mobile devices multiple times. Both models feature a 6000 mAh Li-ion battery that can be charged by a solar panel and USB port. The CPP 100 includes a 2.1 amp outlet and a LED battery status indicator. The CPP 300 includes a LCD battery status indicator, a micro USB output and dual USB outlets. Additionally, early in the second quarter of 2014, the Company plans to launch a portable power pack, the CPP 7500 JumPackTM, that will jump start a vehicle or power up iPhones and accessories. The Cobra JumPack features a 7500 mAh Li-Cobalt battery with a battery status indicator and provides the reliability and convenience to charge multiple devices and is ideal for travel and multipurpose uses.

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

Personal Navigation

Snooper portable satellite navigation systems include street level mapping from a global supplier of digital maps and Snooper’s market leading speed camera detector technology. Portable satellite navigation systems from Snooper are award winning, utilizing Traffic Message Channel (“TMC”) traffic information technology, Bluetooth hands free connectivity and multi-routing technology. The Snooper satellite navigation system provides dedicated routing within the UK and Europe for trucks, buses, motor homes and other large vehicles. Information available includes low bridges, weight restrictions and width limitations. Entering specific vehicle information enables the device to select the most appropriate route. Snooper Truckmate is a truck satellite navigation system for commercial drivers that uses the truck size and dimensions to plot routes to avoid height restrictions and narrow roads. Snooper Ventura is a satellite navigation system with unique routing technology for caravans, campers and motorhomes. Snooper Syrius is a car satellite navigation system that provides up-to-date street navigation and turn-by-turn directions for UK and Irish roads.

The AVN S9000 Truckmate/AVN S9000 Ventura features a large 6.2-inch full color LCD screen and is designed to fit into a double DIN slot in the center console of most vehicles. Also, in addition to the standard Truckmate and Ventura features, this unit includes a DVD/CD player, radio tuner, MP3 and MP4 capability plus iPod connectivity and the unit can be combined with a reversing camera for added safety. The SDB8500 Truckmate/SDB8500 Ventura features a 7-inch screen version of the S5000 Truckmate and S5000 Ventura products which include TMC traffic information technology, Bluetooth connectivity and a DAB digital radio, which enables voice commands to be played through a vehicle’s in-built speakers for clearer directions. The S5450 Ventura and S6450 Ventura units are designed specifically for caravan and motor-home use. Versions of those units that were created exclusively for the Caravan Club of Great Britain feature unique data only available to members of the Caravan Club and include additional POI information. The S2500 Syrius Pro features enhanced functions of the existing Truckmate range such as Junction View and Lane Guidance and My Speed road speed limit information along with free TMC traffic information.

In 2013, the product line was enhanced with the introduction of new Truckstop software which gives truck specific live content designed to help drivers make informed decisions regarding their routing and overnight stop requirements.

Speed Camera Locators

PPL markets speed camera locator devices, including the Snooper Sapphire and the Snooper Pantera, which use GPS location technology and the AURA database to alert drivers to upcoming speed camera and hazard locations.

In the fourth quarter of 2012, the Cobra iRadar from Snooper was launched. This unit is the world’s first and largest community-based radar, laser and speed camera detection system. It enables the user to share and receive alerts in real time from other iRadar and AURA live users. The unit consists of a remote detector mounted in the engine bay of a vehicle which links Bluetooth technology with the iRadar App installed on an iPhone or Android smartphone. The Snooper iRadar App uses the smartphone’s built in GPS receiver to locate its position and alert the user to the presence of fixed speed traps and high risk zones. Also in the fourth quarter of 2012, the Snooper Lynx Lite GT was introduced. This unit features a large 2.7-inch full color TFT LCD display with visual and voice alerts and is the latest and most advanced GPS speed camera locator on the market. In the second quarter of 2013, the Snooper DVR-1 vehicle drive recorder was launched. The unit continually monitors the road ahead using a combination of GPS technology, motion sensors and a miniature high precision video camera to ensure that any incident will be recorded and can be reviewed later on a computer.

Outdoor Leisure Products

The Shotsaver golf range finder product line includes the entry level S210, the S320 and the S430. The S320 and S430 include the “Tour Pro” software and feature improved graphics and functionality when compared to the S210. These golf range finder units offer a complete range of golf course management tools with access to over 5,500 golf courses in the UK and Western Europe and include distance calculations. The S340 Shotsaver golf range finder will replace the S320 and the S430 in 2014 and will reduce the number of SKUs.

The laser range finder product line, which instantly calculates the distance to any visible object, includes the S400 and SLR500. The SLR500 was introduced in the first quarter of 2013 and builds on the success of the S400 with additional features such as an increase in the range to calculate the distance to the flag up to 350 yards and the distance to larger hazards up to 800 yards.

The A2800 and A3500 Adventurer units, both outdoor GPS portable navigation systems, with complete coverage of the UK using Ordnance Survey® Landranger® 1:50,000 scale maps, were launched in 2010. The units feature OLED screens to give much better screen definition, and both can also be purchased with Snooper’s in-car satellite navigation, featuring turn-by-turn navigation and AURA speed camera detection technology. A new version of these units featuring a new platform is scheduled for launch in 2014.

In the third quarter of 2013, the Snooper Air 22 HD LED 12 volt mobile television was launched. This is a portable TV, specifically built for touring, which includes Freeview HD digital TV along with a built-in satellite TV decoder aimed at the caravan and motorhome market in the UK and Europe.

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

Other Products

PPL currently markets a range of other products including the E-Bike, a compact, lightweight folding electric bike, the WPT250M, a tracking device that uses GPS, GPRS and GSM technology to monitor the location of any boat, vehicle, pet or individual with an accuracy of 2.5 meters, and the Snooper Lynx iPhone application that allows the user to share and receive the positions of mobile speed traps with other users. Additionally, the Snooper Lynx iPhone displays current speed and the speed limit of the road being traveled, provides alerts for all types of fixed and mobile speed traps, features automatic wireless downloads of the AURA database and can be used as a stand-alone laser detector.

The new E-Bike Strada was launched in the second quarter of 2013. The Strada is a stylish, foldaway electric bike incorporating a unique concealed in-frame rechargeable battery.

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

Executive Officers of the Registrant

As of the date of this filing, the executive officers of the Company are as follows:

Name, Age and Present Position	Has Held Present Position Since	Prior Business Experience In Past Five Years
James R. Bazet, 66 Chairman of the Board and Chief Executive Officer*	September 2008	Chairman of the Board, President and Chief Executive Officer, 2008 to 2012.

Sally A. Washlow, 42 President	January 2013	Senior Vice President Marketing and Sales 2010 to 2012; Vice President Product Development and Marketing, 2007 to 2010.

Robert J. Ben, 49 Senior Vice President, Chief Financial Officer and Secretary	December 2013	Senior Vice President and Chief Financial Officer May 2011 to November 2013; Vice President, Corporate Controller and Interim Chief Financial Officer, January to April 2011; Vice President, Corporate Controller, 2007 to 2010.

* Also a director

Item 1A.  Risk Factors

This section identifies certain risks and uncertainties that the Company faces. If the Company is unable to appropriately address these and other circumstances that could have a negative effect on its business, the Company’s business, financial condition and results of operation could be materially and adversely affected, which could also cause the price of the Company’s stock to decline. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Forward-looking Statements.”

The Company’s business, financial condition and results of operation could be adversely affected by the inability to enhance existing products or introduce new products to meet consumer preferences, including timely introductions of new consumer technologies.

Management believes that the Company’s future success depends upon its ability to predict and respond in a timely and effective manner to changes in the markets it serves. Consequently, the Company strives to introduce distinctive new products that anticipate changing consumer demands and capitalize upon emerging technologies. If the Company fails to introduce or suffers delays in introducing new products, misinterprets consumer preferences or fails to respond to changes in the marketplace, consumer demand for our products could decrease and our brand image could suffer. In addition, competitors may introduce new designs or technologies, undermining our products’ desirability. If any of the foregoing occurs, our business, financial condition and results of operations could be materially harmed.

Failure to maintain relationships with key customers and failure by key customers to purchase expected quantities of our products could have an adverse effect on our business.

Cobra products are distributed through a network of nearly 300 retailers and distributors in the United States and nearly 40 distributors in Europe and elsewhere around the world. PPL products are sold through a network of 1,500 retailers and distributors in Europe. The Company’s success is dependent upon the ability to retain an existing base of customers to sell the Company’s products. Loss of these customers means loss of product placement and, consequently, a possible reduction in sales volume.

Certain of the Company’s customers account for a large portion of the Company’s net sales. For instance, in 2013 sales to Wal-Mart were 11.0 percent of net sales and sales to DAS were 7.8 percent of net sales. We anticipate that Wal-Mart and DAS will continue to account for a significant portion of our net sales in the foreseeable future. Customers are not obligated by any firm, long-term purchase commitments for our products. As a result, customers may cancel purchase commitments or reduce or delay orders on relatively short notice. The loss of sales to, or a material delay in orders from, our key customers could materially harm our business, financial condition and results of operations.

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

Substantially all of our products are manufactured by third party manufacturers located outside of the United States, primarily in China, the Philippines, and South Korea. The ability to meet customers’ needs depends on the ability to maintain an uninterrupted supply of products from multiple third party manufacturers. The Company utilizes multiple manufacturers for its products whenever practical, however certain products are dependent on a single manufacturer. If any of our principal third party manufacturers experience production problems, lack of capacity or transportation disruptions, the business, financial condition and results of operations of the Company could be adversely affected. Additionally, certain of our third party manufacturers serve other customers, a number of which have greater production requirements than we do. As a result, third party manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate services for us on short notice. The extent to which changes in third party manufacturers would have an adverse effect on the Company’s business depends upon the timing of the changes, the product or products that the third party manufacturers produce and the volume of production.

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

Substantially all of our products are manufactured by third party manufacturers in China, the Philippines, and South Korea. Labor costs, particularly in China, are rising along with the costs of certain components used in our products due to higher labor costs and increases in the value of various currencies relative to the U.S. dollar. To the extent we are not able to increase the prices of our products to offset these increased labor and component costs, our profitability and cash flow may be adversely affected.

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

Substantially all of our products are manufactured to our specifications and engineering designs by suppliers located primarily in China, the Philippines and South Korea. In addition, international sales, primarily in Canada and Europe (principally, the Netherlands, Russia, Sweden, Turkey, the Ukraine and the United Kingdom), represent a significant portion of our total sales. International activities pose risks not faced by companies that limit themselves to the United States market. These risks include:

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

Our Irish subsidiary (CEEL) generates earnings that are not subject to United States income taxes so long as they are permanently invested in the Company’s operations outside the United States. Accounting principles stipulate that unremitted earnings that are not permanently invested would become subject to deferred income taxes under United States tax law. We consider the following matters, among others, in evaluating our plans for indefinite reinvestment of CEEL’s earnings: (i) the forecasts, budgets and financial requirements of both Cobra and our other foreign subsidiaries, both for the long term and for the short term; (ii) the tax consequences of any decision to reinvest earnings of CEEL, including any changes in United States tax law relating to the treatment of these unremitted earnings; and (iii) any U.S. and foreign government programs or regulations relating to the repatriation of these unremitted earnings. If CEEL’s unremitted earnings are no longer permanently reinvested, we would need to make provision for deferred income taxes on these unremitted earnings, which could materially adversely affect our results of operations. Furthermore, if we initiate actions to repatriate these unremitted earnings and precipitate payments of U.S. income taxes, such payments could materially adversely affect our liquidity.

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

The carrying value of intangible assets totaled $7.4 million at December 31, 2013. We test for impairment whenever evidence of impairment exists. Impairment charges, which will reduce net income and may have material adverse effect on financial results, will be recorded when warranted by our financial performance or market conditions.

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

We are party to a Credit Agreement dated July 16, 2010 (the “Credit Agreement”) among the Company, BMO Harris Bank N.A., as administrative agent, and the lenders party thereto from time to time. The Credit Agreement provides for a $35.0 million secured credit facility, which is our principal source of available liquidity, other than cash generated by operations. As of December 31, 2013, we had $20.7 million of outstanding indebtedness under our credit facility. The Credit Agreement contains customary covenants, including but not limited to financial covenants requiring the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.10 to 1.00 for the periods set forth in the Credit Agreement and annual capital expenditures cannot exceed $4.0 million. The Credit Agreement contains a number of significant restrictions that limit our ability to, among other things, do the following:

•	incur additional indebtedness;

•	grant liens on assets;

•	merge, consolidate or dispose of our assets; or

•	pay dividends to shareholders in excess of $1,250,000 annually.

A breach of the covenants contained in the Credit Agreement could result in any outstanding indebtedness under the credit facility becoming immediately due and payable and in our inability to borrow additional funds under the credit facility, either of which could adversely affect our business, financial condition and results of operations.

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

Our business may be adversely impacted by the availability of credit and consumer spending rates. The recent deterioration of national and global economic conditions and its impact on the credit environment could materially adversely impact our business, financial condition and results of operations. The financial stability of our customers or suppliers could also be compromised, which could result in additional bad debts for the Company or non-performance by suppliers. In addition, uncertainty about current global economic conditions and the higher costs or unavailability of credit may cause consumers of our products to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values. In some cases our customers or suppliers may be unable to stay in business. This could have a material adverse impact on the demand for our products and on our business, financial condition and operating results.

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

Any significant deterioration in employee relations, increases in labor costs or shortages of labor at any facility could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2013, none of our employees were covered by collective bargaining agreements. A slowdown or work stoppage at one facility that lasts for a significant period of time could cause lost sales and increased costs and could adversely affect the Company’s ability to meet customers’ needs.

Business could be adversely affected by a disruption to our Chicago, Illinois and Runcorn, UK facilities.

Our Chicago, Illinois facility accounts for 81 percent of the total space utilized by the Company and 92 percent of the space utilized by the Cobra segment. The Runcorn, UK facility accounts for 12 percent of the total space utilized by the Company and 100 percent of the space utilized by the PPL segment. Any disruption to our operations at either of these facilities could adversely impact our performance and impair our ability to deliver products and services to customers on a timely basis. Operations at the Chicago, Illinois and Runcorn, UK facilities could be disrupted in the event of:

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

From time to time, we evaluate potential acquisitions and investments in technologies and product lines that may strategically fit our business objectives. If we are unable to successfully integrate and develop acquired businesses, we could fail to achieve anticipated synergies and cost savings, including expected increases in revenues and operating results, any of which could materially and adversely affect our financial results. Acquisitions in particular involve numerous risks, including difficulties in the integration and assimilation of the operations, technologies, products and personnel of an acquired business, diversion of management’s attention from other business concerns, increased expenses associated with the acquisition, and potential loss of key employees or customers of any acquired business. We cannot assure you that our acquisitions will be successful and will not adversely affect our business, results of operations and financial condition.

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

Most of the Company’s product lines include tantalum, tungsten, tin and other materials which are considered to be “conflict minerals” under the SEC’s recently-adopted rules. Those rules require public reporting companies to provide disclosure regarding the use of conflict minerals sourced from the Democratic Republic of the Congo (“DRC”) and adjoining countries in the manufacture of products. We are currently working with our vendors to determine the sourcing of all product components and will endeavor, to the extent practical, to avoid the utilization of conflict minerals sourced from the DRC and adjoining countries in our products. Until we complete our sourcing review with all of our vendors, we cannot provide complete assurances regarding the country of origin for the components used in our products. If we cannot guarantee that all products exclude conflict minerals sourced from the DRC, certain of our customers may discontinue, or materially reduce, purchases of the Company’s products, which could result in a material adverse effect on our results of operations and financial condition.

Item 1B.  Unresolved Staff Comments

Not applicable.

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

Item 3.  Legal Proceedings

The Company is subject to various unresolved legal actions and proceedings, which arise in the normal course of its business. None of these actions is expected to have a material adverse effect on the Company’s financial condition and results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on The NASDAQ Stock Market under the symbol COBR. As of March 7, 2014, the Company had approximately 450 shareholders of record and approximately 750 shareholders for whom securities firms acted as nominees. The Company’s common stock is the only class of equity securities outstanding.

	STOCK PRICE RANGE AND DIVIDENDS
	2013			2012
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$4.37	$3.26	$-	$5.89	$3.91	$-
Second	3.63	2.89	-	5.15	3.56	-
Third	3.16	2.46	-	5.10	4.05	-
Fourth	3.06	2.57	-	5.40	3.28	-

The Company’s credit facility permits the Company to pay cash dividends subject to the limitations set forth therein.

Refer to Item 12 of Part III of this Annual Report for information with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

The following Performance Graph compares the yearly percentage change in the Company’s cumulative total shareholder return on the Company’s Common Stock for the five-year period December 31, 2008 to December 31, 2013, with the percentage change in the cumulative total return for the Russell 2000 Index and a peer group of companies selected by the Company.

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

Year Ended December 31	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Operating Data:
Net sales	$111,237	$118,906	$123,259	$110,520	$105,229
Net (loss) earnings	(1,140)	3,170	3,087	1,332	(10,867)

Net (loss) earnings per share:
Basic	$(0.17)	$0.48	$0.47	$0.21	$(1.68)
Diluted	(0.17)	0.48	0.47	0.21	(1.68)

Dividends per share	$—	$—	$—	$—	$—

As of December 31:
Total assets	$82,806	$83,490	$80,595	$74,354	$75,703
Bank debt	20,673	20,284	18,655	18,042	17,869

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

Executive Summary

The Company had a net loss of $1.1 million, or $.17 per share, for the year ending December 31, 2013 compared to net earnings of $3.2 million, or $.48 per share, for the year ending December 31, 2012.

The following summarizes the changes in the net earnings reported for 2013 as compared to 2012:

•	Net sales decreased $7.7 million, or 6.5 percent, mainly due to lower sales in the Cobra segment

•

Gross profit in 2013 decreased $4.2 million and gross margin declined to 27.2 percent for 2013 from 29.0 percent for 2012 mainly due to unfavorable product mix as well as seasonal promotions to drive sales

•	Selling, general and administrative expenses increased $752,000, or 2.4 percent, mainly due to patent litigation fees

•	Interest expense decreased by $258,000 mainly due to a lower average interest rate for the current year’s borrowings

•	Other income increased $258,000 mainly due to the net effect of a higher CSV gain, an unfavorable swing in foreign exchange and lower vendor royalty income

•	Tax benefit amounted to $57,000 in 2013 compared to a tax expense in 2012 of $108,000 due to lower earnings in the Cobra segment

EBITDA

Operating results for 2013 decreased from the prior year, mainly due to lower sales and lower gross margins. The following table reconciles net earnings (loss) to EBITDA and EBITDA As Defined for the years ended December 31, 2013 and 2012:

	Years Ended December 31
	2013	2012
	(in thousands)
Net (loss) earnings	$(1,140)	$3,170
Depreciation and amortization	3,135	3,532
Interest expense, excluding loan fee amortization	664	796
Income tax (benefit) provision	(57)	108

EBITDA	2,602	7,606
Stock option expense	261	327
CSV gain	(1,397)	(535)
Other non-cash items	(565)	(245)

EBITDA As Defined	$901	$7,153

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

Results of Operations — 2013 Compared to 2012

The following table contains sales and pre-tax income after eliminating intercompany accounts by business segment for the years ended December 31, 2013 and 2012.

					2013 vs. 2012
	2013		2012		Increase (Decrease)
	(in thousands)
Business Segment	Net Sales	Pre-tax Loss	Net Sales	Pre-tax Income	Net Sales	Pre-tax Income
Cobra	$97,305	$(1,009)	$104,955	$2,970	$(7,650)	$(3,979)
PPL	13,932	(188)	13,951	308	(19)	(496)

Total Company	$111,237	$(1,197)	$118,906	$3,278	$(7,669)	$(4,475)

Cobra Business Segment

Cobra net sales in 2013 decreased $7.7 million, or 7.3 percent, to $97.3 million compared to $105.0 million in 2012. Domestic sales were down 9.3 percent from the prior year primarily due to lower sales of Truck Navigation, Citizens Band radios, inverters and detectors, which fell a combined 17.2 percent, but were partially offset by higher sales of two-way radio and marine products and the introduction of Dash Cam products in the third quarter of 2013. The increase in two-way radio sales reflected an additional SKU at a major retailer and increased sales to several major vendors. Higher sales of marine product were mainly due to two new models for 2013 and an improved boaters’ market. Lower sales of Citizens Band radios, inverters and detectors reflected the lower store traffic experienced by travel centers and retailers. Truck Navigation sales were adversely affected by the lower store traffic and sell-through at the travel centers, as well as increased competition. Furthermore, Citizens Band radio and Truck Navigation sales for 2013 were down from last year due to the initial load-in of sales for the new 2012 models. International sales increased 1.4 percent, mainly due to the new Citizens Band radio, detector and marine radio products sold in Europe and South America.

Gross profit in 2013 decreased by $3.7 million, or 12.7 percent, to $25.6 million and gross margin declined to 26.4 percent in 2013 from 28.0 percent in 2012. The margin decline was mainly due to an unfavorable product mix which represented lower sales of Citizens Band radio and Truck Navigation products. In addition, increased competition for both the Truck Navigation products sold domestically and the detection products sold in Eastern Europe resulted in some lower selling prices and margins for those products.

Selling, general and administrative expense for 2013 increased $870,000, or 3.3 percent, to $27.2 million. As a percentage of net sales, selling, general and administrative expense was 28.0 percent for 2013 compared to 25.1 percent for 2012. Consistent with lower sales, variable selling expenses, mainly market development funds for customer advertising and sales promotions, declined $356,000 or 7.4 percent in 2013. Fixed selling expenses decreased $177,000, or 2.4 percent, compared to 2012 due to lower trade show and travel expenses as the Company continued its efforts to control discretionary expenses. General and administrative expenses for 2013 increased $1.4 million, or 9.9 percent, from 2012 mainly due to the expenses associated with the Fleming patent litigation. Excluding the increase in expenses for the Fleming patent litigation, there was a decrease in general administrative expenses which reflected a decrease in the management incentive expense for 2013 and the Company’s expense reduction efforts.

Interest expense decreased to $778,000 for 2013 as compared to $1.0 million for 2012. The decrease in interest expense was mainly due to the lower average interest rate on the Company’s borrowings in 2013 as compared to 2012.

Other income for 2013 amounted to $1.4 million compared to other income of $1.0 million in 2012. The increase from 2012 was due to an $862,000 increase in the CSV gain that was partially offset by an unfavorable foreign exchange variance of $368,000 and a decrease in vendor royalty income of $146,000. The results for 2012 included a $320,000 exchange gain on CEEL’s repayment of its long-term loan to Cobra U.S.

As a result of the above, Cobra segment pre-tax earnings decreased $4.0 million to a loss of $1.0 million for 2013 compared to pre-tax earnings of $3.0 million for 2012.

Performance Products Limited Business Segment

PPL net sales for 2013 approximated the 2012 results and totaled $13.9 million. Excluding foreign exchange, net sales in 2013 increased 1.0 percent from the prior year as the increased sales of Satellite Navigation and GPS products were partially offset by a decrease in download revenues.

Gross profit for 2013 decreased $514,000 and totaled $4.7 million. Gross margin was 33.4 percent for 2013 and was 37.0 percent for 2012. The decrease in gross margin for 2013 was primarily due to unfavorable product mix, promotions for Satellite Navigation and golf products, and lower download revenues which have a 100% margin.

Selling, general and administrative expenses for 2013 decreased $118,000, or 2.4 percent, to $4.8 million and, as a percentage of net sales, were 34.2 percent in 2013 and 35.0 percent in 2012. The decrease from 2012 was due primarily to lower promotional and travel spending.

Other expense for 2013 was $72,000 compared to other income of $28,000 in 2012, mainly due to a foreign exchange loss in 2013 compared to a foreign exchange gain in 2012.

As a result of the above, the PPL segment had a pre-tax loss of $188,000 in 2013 compared to a pre-tax income of $308,000 in 2012.

Income Taxes

For the year ended December 31, 2013, the Company reported a $57,000 tax benefit compared to tax expense of $108,000 for the year ended December 31, 2012. The $57,000 tax benefit was comprised of a $9,000 expense in the U.S., mainly state taxes, a $180,000 expense in Ireland and a $246,000 tax benefit in the UK. The Irish tax expense reflected the pre-tax earnings reported for the current year. The UK tax benefit was due to return to provision adjustments for the 2012 tax return, the prospective rate reduction to 20 percent for deferred taxes, and book to tax timing differences for fixed assets and intangible assets. The $108,000 tax expense reported for 2012 was comprised of an $86,000 expense in the U.S., a $338,000 expense in Ireland and a $316,000 tax benefit in the UK.

The Company deems the unremitted earnings of its Irish subsidiary (CEEL) to be permanently invested and thus not subject to United States income taxes. Accounting principles stipulate that unremitted earnings that are not permanently invested would become subject to deferred income taxes under United States tax law.

The Company reviews the need for a valuation allowance in each tax jurisdiction on a quarterly basis, analyzing all negative and positive evidence. The U.S. operations were in a loss position for the year ended December 31, 2013 and in a cumulative loss position for the thirty-six month period ended December 31, 2013. Accordingly, based on the current year and cumulative loss in the U.S. and other relevant information, the Company concluded it did not meet the more likely than not criteria to justify the reversal of the valuation allowance at December 31, 2013. The valuation allowance for the U.S. operations totaled $10.3 million at December 31, 2013. The Company will continue to monitor the need for a valuation allowance throughout 2014, pursuant to the guidance of U.S. accounting principles. Should the Company demonstrate a favorable and sustainable earnings trend for its historic and projected results for its U.S. operations, a reduction in the valuation allowance and a corresponding income tax benefit may result.

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

Other income for 2012 amounted to $1.0 million, compared to other expense of $264,000 in 2011, a favorable swing of $1.3 million. Other income in the current year was due to $535,000 of CSV gains (compared to $152,000 of CSV losses in the prior year) and a $320,000 exchange gain on CEEL’s repayment of its long-term loan to Cobra U.S.

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

The Company deems the unremitted earnings of its Irish subsidiary (CEEL) to be permanently invested and thus not subject to United States income taxes. Accounting principles stipulate that unremitted earnings that are not permanently invested would become subject to deferred income taxes under United States tax law.

The Company reviews the need for a valuation allowance in each tax jurisdiction on a quarterly basis, analyzing all negative and positive evidence. The U.S. operations were in a small cumulative income position for the thirty-six month period ending December 31, 2012, which, while objective positive evidence, is not conclusive and must be further evaluated by considering any other positive or negative objective evidence, such as the trend in earnings, as well as any positive or negative subjective evidence existing at December 31, 2012. After this evaluation, the Company concluded that the net weight of evidence was negative, and therefore the Company did not meet the more likely than not criteria for concluding that the valuation allowance for its U.S. operations, which totaled $8.7 million at December 31, 2012 (compared to $9.0 million at December 31, 2011), was no longer required in part or total. The Company will continue to monitor the need for a valuation allowance throughout 2013, pursuant to the guidance of U.S. accounting principles.

Liquidity and Capital Resources

The Company’s amended Credit Agreement provides for a $35.0 million revolving credit facility expiring in July 2016. Refer to Note 6 Financing Arrangements to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

The Credit Agreement was amended on August 8, 2013 to exclude the Fleming litigation and settlement expense from the covenant calculations and to increase the applicable margin used to determine the interest rate for borrowings under the agreement. On November 11, 2013 the Credit Agreement was amended to waive the non-compliance with the fixed charge covenant ratio for the third quarter of 2013, increase the applicable margin under the Credit Agreement and add a $100,000 interest reserve. The Company did not meet the required minimum fixed charge coverage ratio of 1.10 to 1.0 for the fourth quarter of 2013. On March 6, 2014, the Credit Agreement was amended to waive the non-compliance with the fixed charge coverage ratio for the fourth quarter of 2013, to replace the interest reserve with a $1.5 million availability block which applies to the borrowing base under the Credit Agreement and to add a 2 percent pricing fee on a portion of the amount of borrowings outstanding under the Credit Agreement. Absent a waiver from lenders, a failure to comply with the covenants in the Credit Agreement could result in any outstanding indebtedness under the Credit Agreement becoming immediately due and payable and the inability to borrow additional funds under the Credit Agreement.

On March 11, 2014, the Company received commitment letters, which are subject to definitive documentation, from BMO Harris Bank N.A., as administrative agent, and First Midwest Bank for a new $35 million senior secured revolving credit facility, subject to borrowing base limitations, which replaces the existing Credit Agreement. The proposed credit facility provides a minimum covenant based on a twelve-month trailing EBITDA As Defined for the first, second and third quarters of 2014 and a fixed charge coverage ratio of 1.10 to 1.00 for the fourth quarter of 2014 and thereafter, in addition to a lower applicable margin.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its Credit Agreement will be sufficient in 2014 to fund its working capital needs. At December 31, 2013, the Company had interest-bearing debt outstanding of $20.7 million and availability was approximately $8.4 million under the revolving credit line based on the borrowing base formula. Additionally, the Company’s Credit Agreement permits an “overadvance” of up to $1.0 million dollars for sixty consecutive days.

Net cash flows provided by operating activities for the year ended December 31, 2013 totaled $3.5 million compared to the $1.5 million of net cash provided by operating activities in 2012. Significant net cash inflows from operations and non-cash add-backs included a net loss of $1.1 million, depreciation and amortization totaling $3.1 million, a decrease in accounts receivables totaling $1.7 million and a decrease in inventory of $2.5 million. These cash inflows were partially offset by an increase in other assets of $1.0 million and a decrease in payables of $654,000.

Approximately $2.2 million of the depreciation and amortization related to the Cobra segment in 2013, including $732,000 of intangible asset amortization, $1.1 million of fixed asset depreciation, and $424,000 of prepaid asset amortization, mainly for packaging and outside design. For the PPL segment, depreciation and amortization amounted to $898,000 in 2013, including $670,000 of amortization for intangibles and other assets, which resulted from the allocation of the purchase price, and $228,000 of fixed asset depreciation. The decrease in accounts receivables was due to lower sales in the fourth quarter of 2013 compared to 2012. The decrease in inventory was mainly attributable to a reduction of in-transit inventory and management’s decision to reduce inventory levels. The increase in other assets reflects vendor prepayments and prepaid taxes and the decrease in payables reflects lower income taxes and a minimal management incentive accrual for 2013.

Cash used in investing activities totaled $2.7 million in 2013. Capital expenditures, mainly tooling, building improvements and office equipment, totaled $1.4 million, life insurance premiums totaled $282,000 and increases in intangible assets, primarily trademarks, patents and software development for new products, totaled $1.0 million.

Net cash provided by financing activities in 2013 totaled $347,000 mainly due to additional bank borrowings.

Contractual Commitments

The payments for the Company’s contractual commitments at December 31, 2013 were as follows:

	Total	Less Than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Capital lease	$47	$43	$4	$-	$-
Operating leases	1,509	615	650	130	114
Purchase obligations (a)	14,663	14,594	69	-	-
Obligations under FIN 48	96	96	-	-	-
Deferred compensation	8,472	562	1,303	1,418	5,189
Revolving loan (b)	23,777	876	1,753	21,148	-

Total	$48,564	$16,786	$3,779	$22,696	$5,303

(a)	Purchase obligations include commitments to purchase goods or services of either a fixed or minimum quantity including open purchase orders of $14,266.

(b)	Includes interest of $3,104 for the revolving loan due under the Credit Agreement.

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

Warranty Reserve. The Company provides a warranty for its products and also allows its customers to return product that has been returned by their customers. Consequently, the Company maintains a warranty reserve, which reflects historical return rates by product category multiplied by the most recent six months of unit sales and the unit standard cost of each model. The Company uses the most recent six months of unit sales in its estimate, as historical experience indicates that most returns will occur within six months of the Company’s original sale date. Therefore, judgments must be made based on historical return rates and how the returned product will be disposed of, by either liquidation or return to vendors for credit on new purchases. The amount of the reserve reflects the estimated quantity of future returns and the expected return costs. The expected return cost is based on the difference between the purchase cost and the return credit from the vendor or the difference between the purchase cost and the liquidation sale. This reserve may vary based upon the level of sales and changes in historical return rates from quarter to quarter as well as estimated costs of disposal, either liquidation prices or the credit given by vendors.

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

Deferred Compensation. Obligations under the deferred compensation plans which are non-qualified defined benefit plans and annual deferred compensation expense are determined by a number of assumptions. Key assumptions in the determination of obligations under the deferred compensation plans and annual deferred compensation expense include the discount rate and anticipated compensation for each individual covered by the plans, which in part is dependent upon the anticipated future profitability of the Company. The discount rate in 2013 and 2012 for the defined benefit plans was 7.0 percent. The compensation increase assumptions are based on historical experience and anticipated future performance. The Company maintains life insurance policies for certain current and former executives to provide funding for future obligations.

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

Income Taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the enacted tax laws for each applicable tax jurisdiction. The deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year and the effect of enacted tax rate changes. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning and strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the more likely than not criteria. Due to operating results, management concluded the full realization of the deferred tax assets within a reasonable time horizon did not satisfy the more likely than not realization criteria and the Company established a full deferred tax valuation allowance for its U.S. operation. The valuation allowance is a non-cash charge that does not preclude the Company from fully realizing the net deferred tax assets in the future. At December 31, 2013 the deferred tax valuation allowance totaled $10.3 million.

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

Amounts held by foreign subsidiaries are generally subject to U.S. income taxation when repatriated to the United States. The Company asserted that the unremitted earnings of its Irish subsidiary (CEEL) were permanently invested.

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

Debt incurred under a revolving loan agreement with a balance of $20.7 million as of December 31, 2013 is priced at an interest rate that floats with the market. Therefore, the fair value of this debt is not significantly affected by changes in the interest rate market. A 50 basis point movement in the floating debt rate would result in approximately a $104,000 increase or decrease in interest expense and cash flows.

The Company’s suppliers are located in China, the Philippines and South Korea. The Company historically has negotiated substantially all of its purchases in U.S. dollars and occasionally uses forward contracts to purchase dollars at a fixed exchange rate to the British pound sterling or a fixed exchange rate to the euro. The Company considers opportunities to make purchases in other currencies to the extent that doing so would be advantageous in light of currency fluctuations involving the U.S. dollar and other currencies.

In 2013, approximately 30.5 percent of the Company’s sales were outside the United States, principally in Europe and Canada, compared to 29.1 percent in 2012. Future fluctuations in foreign exchange rates could materially affect operating results. The Company minimizes the foreign currency exchange rate risk outside the United States by conducting nearly all of its transactions in U.S. dollars, except for some billings of its European business, which are conducted in euros and the billings of PPL which are primarily in British pound sterling. The Company does not use derivative financial or commodity instruments for trading or speculative purposes, however, forward contracts are used occasionally for hedging a portion of the Company’s British pound and euro denominated transactions. The Company did not have any open foreign exchange contracts at December 31, 2013. Please refer to Notes 7 and 8 in the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference, for further information on the Company’s financial instruments and derivatives.

Item 8.  Financial Statements and Supplementary Data

Financial statements are included in this Annual Report on Form 10-K, as indicated in the index on page 67.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cobra Electronics Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cobra Electronics Corporation (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cobra Electronics Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 18, 2014

CONSOLIDATED STATEMENTS OF OPERATIONS

Cobra Electronics Corporation

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

	2013	2012	2011
Net sales	$111,237	$118,906	$123,259
Cost of sales	80,948	84,378	87,162

Gross profit	30,289	34,528	36,097
Selling, general and administrative expense	31,988	31,236	31,351

(Loss) earnings from operations	(1,699)	3,292	4,746
Interest expense	(778)	(1,036)	(1,103)
Other income (expense)	1,280	1,022	(387)

(Loss) earnings before income taxes	(1,197)	3,278	3,256
Tax (benefit) provision	(57)	108	169

Net (loss) earnings	$(1,140)	$3,170	$3,087

Net (loss) earnings per common share:
Basic	$(0.17)	$0.48	$0.47
Diluted	$(0.17)	$0.48	$0.47
Weighted average shares outstanding:
Basic	6,609	6,599	6,526
Diluted	6,609	6,613	6,526
Dividends declared and paid per common share	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Cobra Electronics Corporation

Years Ended December 31, 2013, 2012 and 2011

(In Thousands)

	2013	2012	2011
Net (loss) earnings	$(1,140)	$3,170	$3,087
Other comprehensive income (loss), net of tax:
Foreign currency translation	470	151	(79)
Interest rate swap	58	88	134
Dissolution of PPN	-	-	(28)

Other comprehensive income	528	239	27

Comprehensive (loss) income	$(612)	$3,409	$3,114

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

Cobra Electronics Corporation

December 31, 2013 and 2012

(In Thousands)

	2013	2012
ASSETS
Current assets:
Cash	$3,059	$1,785
Receivables, net of allowance for doubtful accounts of $126 in 2013 and $679 in 2012	19,338	20,943
Inventories, primarily finished goods, net	35,810	38,068
Other current assets	3,686	3,071

Total current assets	61,893	63,867
Property, plant and equipment, at cost:
Buildings and improvements	7,010	6,865
Tooling and equipment	14,937	13,796

	21,947	20,661
Accumulated depreciation	(16,724)	(15,568)
Land	230	230

Property, plant and equipment, net	5,453	5,323
Other assets:
Cash surrender value of life insurance policies	7,586	5,907
Deferred income taxes, non-current	322	544
Intangible assets	7,372	7,634
Other assets	180	215

Total other assets	15,460	14,300

Total assets	$82,806	$83,490

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS (cont.)

Cobra Electronics Corporation

December 31, 2013 and 2012

(In Thousands Except Share Data)

	2013	2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving bank loan facility	$20,673	$20,284
Accounts payable	5,726	5,598
Accrued salaries and commissions	1,612	2,053
Accrued advertising and sales promotion costs	1,207	1,012
Accrued product warranty costs	1,113	1,040
Accrued income taxes	13	425
Deferred income taxes, current	174	33
Other accrued liabilities	3,102	3,368

Total current liabilities	33,620	33,813

Non-current liabilities:
Deferred compensation	7,910	7,780
Deferred income taxes	653	886
Other long-term liabilities	714	751

Total non-current liabilities	9,277	9,417

Total liabilities	42,897	43,230
Commitments and contingencies	-	-
Shareholders’ equity:
Preferred stock, $1 par value Authorized: 1,000,000 shares Issued: None	-	-
Common stock, $.33 1/3 par value Authorized: 12,000,000 shares Issued: 7,170,800 shares for 2013 and 7,178,400 shares for 2012 Outstanding: 6,602,980 shares for 2013 and 6,610,580 shares for 2012	2,390	2,392
Additional paid-in capital	21,532	21,269
Retained earnings	21,319	22,459
Accumulated other comprehensive loss	(1,495)	(2,023)

	43,746	44,097
Treasury stock, at cost (567,820 shares)	(3,837)	(3,837)

Total shareholders’ equity	39,909	40,260

Total liabilities and shareholders’ equity	$82,806	$83,490

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cobra Electronics Corporation

Years Ended December 31, 2013, 2012 and 2011

(In Thousands)

	2013	2012	2011
Cash flows from operating activities:
Net (loss) earnings	$(1,140)	$3,170	$3,087
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
Depreciation and amortization	3,135	3,532	3,805
Deferred income taxes	123	(540)	(696)
(Gain) loss on cash surrender value (CSV) life insurance	(1,397)	(535)	152
Stock-based compensation	261	327	203
Changes in assets and liabilities:
Receivables	1,683	2,540	(1,377)
Inventories	2,514	(3,571)	(6,629)
Other assets	(1,034)	(842)	64
Accounts payable	100	(1,850)	152
Accrued income taxes	(410)	(540)	651
Accrued liabilities	(344)	(197)	2,337

Net cash provided by operating activities	3,491	1,494	1,749

Cash flows from investing activities:
Property, plant and equipment	(1,427)	(1,126)	(1,154)
Premiums on CSV life insurance	(282)	(317)	(316)
Intangible assets	(1,001)	(735)	(1,160)

Net cash used in investing activities	(2,710)	(2,178)	(2,630)

Cash flows from financing activities:
Bank borrowings	389	1,629	614
Capital lease obligations	(42)	-	-

Net cash provided by financing activities	347	1,629	614

Effect of exchange rate changes on cash and cash equivalents	146	(193)	167

Net increase (decrease) in cash	1,274	752	(100)
Cash at beginning of year	1,785	1,033	1,133

Cash at end of year	$3,059	$1,785	$1,033

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$590	$709	$760
Income taxes, net of refunds	$577	$1,058	$229
Non-cash items for:
Capital lease obligations	$-	$75	$-

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Cobra Electronics Corporation

Years Ended December 31, 2013, 2012 and 2011

(In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total
Balance — January 1, 2011	$2,345	$20,785	$16,202	$(2,317)	$(3,837)	$28	$33,206
Net earnings	-	-	3,087	-	-	-	3,087
Dissolution of PPN	-	-	-	-	-	(28)	(28)
Accumulated other comprehensive income:
Foreign currency translation adjustment	-	-	-	(79)	-	-	(79)
Interest rate swap, no tax benefit	-	-	-	134	-	-	134
Stock compensation expense	23	180	-	-	-	-	203

Balance — December 31, 2011	2,368	20,965	19,289	(2,262)	(3,837)	-	36,523
Net earnings	-	-	3,170	-	-	-	3,170
Accumulated other comprehensive income:
Foreign currency translation adjustment	-	-	-	151	-	-	151
Interest rate swap, no tax benefit	-	-	-	88	-	-	88
Tax benefits from stock-based awards	-	1	-	-	-	-	1
Stock compensation expense	24	303	-	-	-	-	327

Balance — December 31, 2012	2,392	21,269	22,459	(2,023)	(3,837)	-	40,260
Net loss	-	-	(1,140)	-	-	-	(1,140)
Accumulated other comprehensive income:
Foreign currency translation adjustment	-	-	-	470	-	-	470
Interest rate swap, no tax benefit	-	-	-	58	-	-	58
Stock compensation expense	-	261	-	-	-	-	261
Retirement of shares	(2)	2	-	-	-	-	-

Balance — December 31, 2013	$2,390	$21,532	$21,319	$(1,495)	$(3,837)	$-	$39,909

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cobra Electronics Corporation

Years ended December 31, 2013, 2012 and 2011

(1) Summary of Significant Accounting Policies

Business — Cobra designs and markets consumer electronics products, which it sells primarily under the Cobra brand name principally in the United States, Canada and Europe. The Company, through its Performance Products Limited (“PPL”) subsidiary, sells products under the Snooper trade name, principally in the United Kingdom, as well as elsewhere in Europe. A majority of the Company’s products are purchased from overseas suppliers based in China, Hong Kong, Taiwan and South Korea. The consumer electronics market is characterized by rapidly changing technology and certain products may have limited life cycles. Management believes that it maintains strong relationships with its current suppliers and that, if necessary, other suppliers could be found. The extent to which a change in a supplier would have an adverse effect on the Company’s business depends on the timing of the change, the product or products that the supplier produces for the Company and the volume of that production. The Company also maintains insurance coverage that would, in certain limited circumstances, reimburse the Company for lost profits resulting from a supplier’s inability to fulfill its commitments to the Company.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated entities are collectively referred to as the “Company”. All intercompany balances and transactions have been eliminated in consolidation.

Translation of Foreign Currency — Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions and the related tax effects are reflected in net earnings. The resulting translation adjustments are included in stockholders’ equity as a component of accumulated comprehensive loss.

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

Warranty Reserve — The Company provides a warranty for its products and also allows its customers to return product that has been returned by their customers. Consequently, the Company maintains a warranty reserve, which reflects historical return rates by product category multiplied by the most recent six months of unit sales and the unit standard cost of each model. The Company uses the most recent six months of unit sales in its estimate, as historical experience indicates that most returns will occur within six months of the Company’s original sale date. Therefore, judgments must be made based on historical return rates and how the returned product will be disposed of, by either liquidation or return to vendors for credit on new purchases. The amount of the reserve reflects the estimated quantity of future returns and the expected return costs. The expected return cost is based on the difference between the purchase cost and the return credit from the vendor or the difference between the purchase cost and the liquidation sale. This reserve may vary based upon the level of sales and changes in historical return rates from quarter to quarter as well as estimated costs of disposal, either liquidation prices or the credit given by vendors.

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

Advertising and Sales Promotion Expenses — These costs reflect amounts provided to retailers and distributors for advertising and sales promotions and are expensed as incurred. Customer programs, generally agreed to at the beginning of each year, are mainly variable programs dependent on sales and special promotional events. These customer programs may be revised during the course of the year, based upon a customer’s projected sales and other factors, such as new, or changes to existing, promotional programs. Customer programs are accounted for as either a reduction of revenue or an operating expense. Advertising and sales promotion expenses were as follows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in thousands)
Advertising and sales promotion expenses	$6,426	$6,882	$7,727

Research, Engineering and Product Development Expenditures — Research and product development expenditures, as well as the non-capitalized engineering costs, are expensed as incurred and were as follows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in thousands)
Research and product development expenses	$2,222	$2,021	$1,557

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

Income Taxes — Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning and strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the more likely than not realization criteria. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation when repatriated to the United States. The Company deems the unremitted earnings of its Irish subsidiary (CEEL) were permanently invested and thus not subject to United States taxes.

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

Comprehensive Income (Loss) — Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the years ended December 31, 2013, 2012 and 2011, other comprehensive income (loss) includes the foreign currency translation adjustment and the net of tax impact of an interest rate swap when applicable.

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

The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, availability of credit insurance and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable against the allowance for doubtful accounts when they are judged to be uncollectible, and payments subsequently received on such receivables are credited to bad debt expense.

Inventories — Inventories are recorded at the lower of cost or market, on a first-in, first-out basis.

Concentration of Credit Risk — The Company has evaluated its concentration of credit risk as it applies both to customers and to the institutions with which it places cash investments.

The Company believes that its concentration of credit risk as it applies to customers is low due to its broad customer base in all regions of the United States, as well as other areas in North America, Western Europe and

Eastern Europe. Customer concentration exists when a customer accounts for more than 10 percent of sales. Net sales by the Cobra Segment to DAS as a percentage of consolidated net sales were 7.8 percent in 2013, 12.9 percent in 2012 and 14.6 percent in 2011. Net sales by the Cobra Segment to Wal-Mart as a percentage of consolidated net sales were 11.0 percent in 2013, 9.7 percent in 2012 and 11.4 percent in 2011. The Company will selectively use credit insurance for certain accounts in light of management’s judgment of credit risk and the expense to acquire such insurance.

The Company places temporary cash investments with institutions of high credit quality. The Company performs periodic evaluations of these institutions for relative credit standing and has not experienced any losses as a result of this concentration. Consequently, no significant concentration of credit risk is considered to exist. The total cash deposits, cash deposits in foreign banks and cash deposits in excess of government insurance were as follows at December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Cash on deposit with financial institutions	$3,059	$1,785
Cash on deposit with foreign banks	$2,917	$1,424
Cash deposits in excess of insurance	$2,573	$1,087

Depreciation — Depreciation of buildings, tooling and equipment is computed using the straight-line method over the estimated useful lives. Building improvements are depreciated using the straight-line method over the lesser of the useful life or the lease term. The estimated useful lives by category follow:

Classification	Life

Buildings	30 years

Building improvements	20 years

Equipment	5 - 10 years

Tools, dies and molds	1.5 - 4.5 years

Depreciation expense for buildings, tooling and equipment for the years ended December 31, 2013, 2012 and 2011 follows:

	2013	2012	2011
	(in thousands)
Depreciation - building, tools and equipment	$1,309	$1,269	$1,273

Long-Lived Assets — Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates impairment, the carrying amount of such assets is reduced to an estimated fair value.

Intangible Assets — The Company evaluates intangible assets for impairment on an annual basis or if impairment indicators exist. If impairment indicators exist for an amortizable intangible asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If the projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If the projection of undiscounted cash flows is less than the carrying value of the intangible asset, an impairment charge is recorded to reduce the intangible asset to its fair value. Economic conditions in 2013, 2012 and 2011 did not trigger an impairment review, and accordingly, the Company did not record any impairment charges for those years.

Amortization of intangible assets is computed using the straight-line method over the following weighted average useful lives:

Classification	Life
Internal use software	3 years
ERP internal use software	7 years
Trademarks and trade names	3 - 30 years
Patents	17 years
Product software (based primarily on product life cycle)	1 - 3 years
Aura data base	5 years
Noncompetition agreements	3 years
Customer relationships	10 years

Amortization expense relating to intangible assets subject to amortization for the years ended December 31, 2013, 2012 and 2011 follows:

	2013	2012	2011
	(in thousands)
Amortization of intangible assets	$1,402	$1,769	$2,058

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

The capitalized internal labor costs for years ended December 31, 2013, 2012 and 2011 follow:

	2013	2012	2011
	(in thousands)
Capitalized cost of internal labor	$281	$126	$106

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

Deferred Income — Prepaid subscriptions to the AURA database as well as AURA database subscriptions and lifetime map updates bundled with certain detection and navigation products are classified as deferred income. The deferred subscription revenue is recognized over the applicable subscription period. The current deferred income is classified as other accrued liabilities and the long-term deferred income is classified as other long-term liabilities on the balance sheet. A summary of the current and non-current portion of deferred subscription revenue at December 31, 2013 and 2012 follows:

	2013	2012
	(in thousands)
Deferred subscription revenue - current	$1,435	$1,364
Deferred subscription revenue - non-current	$362	$374

Treasury Stock — Shares of the Company’s capital stock that were acquired and not retired were valued at cost and presented on the balance sheet as a deduction from equity.

(2) New Accounting Standards

In September 2013, the Department of Treasury and Internal Revenue Service issued the final tangible property regulations on the capitalization of costs incurred for acquisitions, maintenance and improvements. The final regulations are effective for taxable years beginning on or after January 1, 2014. Early adoption is permissible for taxable years beginning on or after January 1, 2012. The Company is evaluating the effects of final regulations on its operating results and financial position.

(3) Segment Information

The Company operates in two business segments (1) Cobra Consumer Electronics (“Cobra”) and (2) Performance Products Limited (“PPL”). The Cobra segment is comprised of Cobra Electronics Corporation, Cobra Hong Kong Limited (“CHK”) and Cobra Electronics Europe Limited (“CEEL”). Each segment has a separate sales department and maintains separate distribution channels which provide segment-exclusive product lines to its customers. The results for the PPL segment for the year ending December 31, 2013 exclude intersegment sales of $37,000 and intersegment operating profit of $3,000. There were no intersegment sales for the years ending December 31, 2012 and 2011.

The tabular presentation below sets forth certain financial information regarding the Company’s net sales and long-lived assets by geographic area for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31
	2013	2012	2011
	(in thousands)
Net sales
Domestic	$77,321	$84,275	$89,505
International	33,916	34,631	33,754
Long-lived assets
Domestic	$15,255	$13,763	$12,951
International	5,658	5,860	6,392

The tabular presentation below summarizes the financial information by business segment for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(in thousands)
Net sales	$97,305	$13,932	$111,237	$104,955	$13,951	$118,906	$107,808	$15,451	$123,259
Cost of sales	71,666	9,282	80,948	75,591	8,787	84,378	76,900	10,262	87,162

Gross profit	25,639	4,650	30,289	29,364	5,164	34,528	30,908	5,189	36,097
Selling, general and administrative expense	27,222	4,766	31,988	26,352	4,884	31,236	26,399	4,952	31,351

(Loss) earnings from operations	(1,583)	(116)	(1,699)	3,012	280	3,292	4,509	237	4,746
Interest expense	(778)	-	(778)	(1,036)	-	(1,036)	(1,103)	-	(1,103)
Other income (expense)	1,352	(72)	1,280	994	28	1,022	(264)	(123)	(387)

(Loss) earnings before income taxes	(1,009)	(188)	(1,197)	2,970	308	3,278	3,142	114	3,256
Tax expense (benefit)	189	(246)	(57)	424	(316)	108	561	(392)	169

Net (loss) earnings	$(1,198)	$58	$(1,140)	$2,546	$624	$3,170	$2,581	$506	$3,087

	December 31, 2013			December 31, 2012			December 31, 2011
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(in thousands)
Property, plant and equipment	$1,156	$271	$1,427	$1,010	$116	$1,126	$860	$294	$1,154
Depreciation and amortization	2,237	898	3,135	2,559	973	3,532	2,616	1,189	3,805
Long-lived assets	15,876	5,037	20,913	14,216	5,407	19,623	13,440	5,903	19,343
Total assets	69,738	13,068	82,806	68,906	14,584	83,490	66,049	14,546	80,595

(4) Multiple Element Arrangements

The Company bundles the sale of its PPL Trucker Navigation and other selected PPL navigation products with ongoing access to its AURA speed camera database in order to allow those customers who so chose, to update their databases for both navigation low bridge height data (perceived as critical to some professional drivers) and speed camera locations. However, in order to receive these updates to these fully functional products, customers must first register on PPL’s website. The Company deferred the revenue associated with the ongoing service period, which was considered a separate unit of accounting. Revenues deferred from this arrangement were calculated using the relative selling price method based on Vendor Specific Objective Evidence (“VSOE”) and recognized over the applicable subscription period, generally two years. A summary of PPL’s deferred revenue at December 31, 2013 and 2012 follows:

	2013	2012
	(in thousands)
Deferred revenue - PPL	$1,110	$914

In addition, the Company’s domestic business sells products bundled with access to the AURA database and mobile navigation products bundled with map updates. Revenues deferred from these arrangements were calculated using the relative fair market value method and recognized over the applicable subscription period, generally two years. A summary of deferred revenue for Cobra U.S. at December 31, 2013 and 2012 follows:

	2013	2012
	(in thousands)
Deferred revenue - Cobra U.S.	$297	$401

(5) Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company reviews the need for a valuation allowance in each tax jurisdiction on a quarterly basis, analyzing all negative and positive evidence. The U.S. operations were in a loss position for the year ended December 31, 2013 and in a cumulative loss position for the thirty-six month period ended December 31, 2013. Accordingly, based on the current year and cumulative loss in the U.S. and other relevant information, the Company concluded it did not meet the more likely than not criteria to justify the reversal of the valuation allowance at December 31, 2013. The valuation allowance for the U.S. operations totaled $10.3 million at December 31, 2013 and had a net increase of $1.6 million from the prior year end mainly due to current year activity. The valuation allowance decreased $240,000 in 2012 and increased $535,000 in 2011.

The Company will continue to monitor the need for a valuation allowance throughout 2014, pursuant to the guidance of U.S. accounting principles. Should the Company demonstrate a favorable and sustainable earnings trend for its historic and projected results for its U.S. operations, a reduction in the valuation allowance and a corresponding income tax benefit may result.

The state tax NOL carry forward totaled $686,000 at December 31, 2013 and will expire in the years 2021 – 2033. The Company’s AMT credit carry forward, which does not expire and is available to offset against future income tax payments, totaled $2.5 million at December 31, 2013. The gross R&D credits which totaled $941,000 at December 31, 2013 will expire in 2033.

Amounts held by foreign subsidiaries are generally subject to U.S. income taxation when repatriated to the United States. The Company asserted that the unremitted earnings of its Irish subsidiary (CEEL) were permanently invested. As of December 31, 2013, the undistributed earnings of its Irish subsidiary totaled $7.9 million.

The provision (benefit) for income taxes for the years ended December 31, 2013, 2012 and 2011 consists of:

	2013	2012	2011
	(in thousands)
Current provision (benefit)
Federal	$(371)	$238	$341
State	(18)	61	164
Foreign	209	349	360

	(180)	648	865

Deferred (benefit) provision
Federal	369	(224)	(304)
Foreign	(246)	(316)	(392)

	123	(540)	(696)

Total (benefit) provision	$(57)	$108	$169

A summary of the pre-tax earnings for the years ended December 31, 2013, 2012 and 2011 by major taxing jurisdiction follows:

	2013	2012	2011
	(in thousands)
United States	$(1,899)	$521	$898
Foreign	702	2,757	2,358

Total	$(1,197)	$3,278	$3,256

The statutory federal income tax rate (34 percent) for the years ended December 31, 2013, 2012 and 2011 reconciled to the effective income tax rate follows:

	2013	2012	2011
Income taxes at statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	4.6	1.3	1.4
Foreign operations	17.3	(18.3)	(17.2)
R & D credit	14.7	-	(2.6)
Valuation allowance	(119.3)	2.5	(0.8)
CSV gain/loss	39.7	(5.6)	1.6
Permanent items	(12.7)	(1.3)	(0.3)
Deferred tax for Irish subsidiary	-	-	(7.6)
Adjustment to prior year tax	18.9	(6.5)	(3.3)
Rate change - UK DTL, with no offset to valuation allowance	9.3	-	-
Other	(1.7)	(2.8)	-

Effective tax rate	4.8%	3.3%	5.2%

Deferred tax assets and liabilities by type at December 31, 2013 and 2012 follows:

	2013	2012
	(in thousands)
Deferred tax assets:
Sales/receivable reserves	$490	$535
Inventory reserves	1,197	1,256
Compensation reserves	3,610	3,402
Accrued promotion expenses	842	654
Warranty reserves	439	397
AMT credit carry-forward	2,538	2,494
R & D expenditures	845	187
Net operating loss carry-forward	686	600
Other	683	593

Gross deferred tax assets	11,330	10,118
Valuation allowance	(10,275)	(8,729)

Deferred tax assets net of valuation allowance	1,055	1,389

Deferred tax liabilities:
Tax basis difference on PPL assets acquired	(665)	(902)
Intangible assets	(359)	(348)
Other	(536)	(514)

Deferred tax liabilities	(1,560)	(1,764)

Net deferred tax liability	$(505)	$(375)

Uncertain Tax Positions

A reconciliation of the beginning and ending balance of the unrecognized tax benefit follows (in thousands):

Uncertain Tax Positions
Balance at January 1, 2011	$157
Additions for current year tax positions	24

Balance at December 31, 2011	181
Reductions for prior years’ tax positions	(135)

Balance at December 31, 2012	46
Additions for current year tax positions	22
Additions for prior year tax positions	28

Balance at December 31, 2013	$96

The balance of unrecognized tax benefits at December 31, 2013 includes potential benefits of $96,000 that, if recognized, would affect the effective tax rate. The total amount of unrecognized tax benefits is not expected to significantly change in the next twelve months.

The income tax expense (benefit) includes the applicable penalties and interest. For the twelve months ending December 31, 2013, 2012 and 2011 the expense (income) related to uncertain tax positions follows:

	2013	2012	2011
	(in thousands)
Interest expense (income)	$-	$-	$-
Penalty expense (income)	$-	$-	$-

Accrued interest and penalties at December 31, 2013 and 2012 were as follows:

	2013	2012
	(in thousands)
Accrued interest and penalties	$-	$-

The Company files federal, state and foreign income tax returns. The federal tax returns for the 2010 – 2013 tax years remain open to examination by the Internal Revenue Service. State tax returns for the 2009 – 2013 tax years remain open to examination by certain tax jurisdictions. The major foreign jurisdictions where the Company files tax returns are Ireland and the United Kingdom. The 2011 through 2013 tax years are open to examination in those foreign jurisdictions.

(6) Financing Arrangements

The Company is party to a Credit Agreement dated July 16, 2010 (the “Credit Agreement”) among the Company, BMO Harris Bank N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto from time to time (the “Lenders”). The Credit Agreement provides for a $35.0 million secured credit facility expiring on July 16, 2016. The Credit Agreement was amended on August 8, 2013 to exclude the Fleming litigation and settlement expense from the covenant calculations and to increase the applicable margin used to determine the interest rate for borrowings under the agreement. On November 11, 2013, the Credit Agreement was amended to waive the non-compliance with the fixed charge covenant ratio for the third quarter of 2013, increase the applicable margin under the Credit Agreement and add a $100,000 interest reserve. Pursuant to the terms of its Credit Agreement, the Company is required to make mandatory prepayments on the amounts outstanding thereunder in the event that the Company receives proceeds under certain circumstances or in connection with other specified events. Financing and legal costs totaling $170,000 for the 2013 amendments were capitalized and will be amortized over the loan term.

The Company did not meet the required minimum fixed charge coverage ratio of 1.10 to 1.0 for the fourth quarter of 2013. On March 6, 2014, the Credit Agreement was amended to waive the non-compliance with the fixed charge coverage ratio for the fourth quarter of 2013, to replace the interest reserve with a $1.5 million availability block which applies to the borrowing base under the Credit Agreement and to add a 2 percent pricing fee on a portion of the amount of borrowings outstanding under the Credit Agreement. Absent a waiver from lenders, a failure to comply with the covenants in the Credit Agreement could result in any outstanding indebtedness under the Credit Agreement becoming immediately due and payable and the inability to borrow additional funds under the Credit Agreement.

On March 11, 2014, the Company received commitment letters, which are subject to definitive documentation, from BMO Harris Bank N.A., as administrative agent, and First Midwest Bank for a new $35 million senior secured revolving credit facility, subject to borrowing base limitations, which replaces the existing Credit Agreement. The proposed credit facility provides a minimum covenant based on a twelve-month trailing EBITDA As Defined for the first, second and third quarters of 2014 and a fixed charge coverage ratio of 1.10 to 1.00 for the fourth quarter of 2014 and thereafter, in addition to a lower applicable margin.

Borrowings under the Credit Agreement bear interest at either the base rate or the LIBOR lending rate (each as defined in the Credit Agreement), as applicable, plus the applicable margin set forth in the Credit Agreement. The Company will also pay certain fees and expenses, including a (i) commitment fee on the unused portion of the Lenders’ aggregate revolving commitment and (ii) a letter of credit fee equal to the product of the applicable margin set forth in the Credit Agreement times the face amount of the standby letters of credit and the commercial letters of credit outstanding at such time. The Credit Agreement contains customary covenants, including but not limited to financial covenants requiring the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) for the periods set forth in the Credit Agreement. The applicable fees and covenants for the Credit Agreement follow:

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

The Company’s interest bearing debt outstanding under the revolving credit facility and credit availability under the revolving credit facility at December 31, 2013 and 2012 follows:

	December 31
	2013	2012
	(in thousands)
Interest bearing debt	$20,673	$20,284
Credit availability	$8,369	$11,924

The borrowing base formula to determine credit availability includes the following:

Percentage of eligible accounts receivable	85.0%
The lesser of:
Percentage of lower of cost or market of eligible inventory	65.0%
Percentage of the appraised net orderly liquidation	85.0%
value of eligible inventory
Percentage of commercial letters of credit	65.0%

The borrowing base is also subject to certain limitations and reserves established at the Lender’s discretion. If necessary, the Credit Agreement permits an “overadvance” of up to $1 million for sixty consecutive days.

The weighted average interest rate for the twelve months ending December 31, 2013 and 2012 (which includes the amortization charges associated with the terminated interest rate swap, refer to Note 8, Derivatives for additional information) is summarized in the following table:

	Year Ended
	2013	2012
Weighted average interest rate	3.7%	4.6%

Maximum borrowings outstanding at any month end and average daily borrowings outstanding during the twelve months ending December 31, 2013 and 2012 follows:

	Year Ended
	2013	2012
	(in thousands)
Maximum amount of borrowings outstanding at month-end	$26,860	$27,334
Average daily borrowings outstanding	$18,088	$17,226

Aggregate principal repayments of debt excluding payments on capital lease obligations over the next five years following December 31, 2013 follow:

Year	Revolver
(in thousands)
2014	$–
2015	–
2016	20,673
2017	–

$20,673

The year-end interest rate for the revolving loan at prime and LIBOR at December 31, 2013 and 2012 follows:

	December 31
	2013	2012
Revolving loan at prime rate	5.50%	3.75%
Revolving loan at LIBOR rate	3.92%	2.20%

(7) Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, short-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximate their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its Credit Agreement approximate fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit approximate fair value due to the short-term nature of the instrument. The contract value/fair value of the letters of credit at December 31, 2013 and 2012 follows:

	2013	2012
	(in thousands)
Letters of credit at fair value	$4,467	$2,688

The Company’s hedging activity is limited to foreign currency purchases and an interest rate swap, when applicable. The Company engages in foreign currency hedging to minimize the risk that the eventual settlement of foreign currency transactions would be adversely affected by changes in exchange rates. The Company did not have any open foreign exchange contracts at December 31, 2013 and 2012. Accordingly, hedging activities did not impact the results of operations or financial condition during the twelve-month periods ending December 31, 2013 and 2012.

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

The Company maintained an interest rate swap, which was terminated on July 16, 2010, to fix the interest rate for the term of the revolving credit facility and term loan under a previous Credit Agreement, thereby protecting the Company from future interest rate increases. The interest rate swap represented a cash flow hedge and was recorded at fair value and classified as a non-current liability. Changes in the recorded fair value of the interest rate swap were recorded to Accumulated Other Comprehensive Loss. The termination cost of the interest rate swap will be amortized into interest expense through March 31, 2014. The interest amortization for the Company’s terminated interest rate swaps reclassified from Accumulated Other Comprehensive Loss into Interest Expense during the twelve months ending December 31, 2013 and 2012 follows:

Income Statement Location	2013	2012
	(in thousands)
Interest expense	$58	$88

(9) Lease Transactions

The Company leases facilities and equipment under non-cancelable leases with remaining terms of one year or more, expiring at various dates through the year 2020. The terms of the agreements provide that the Company will pay certain operating expenses. The capital lease provides the Company with the option to purchase the related asset at the end of the respective initial lease terms. The gross amount and accumulated amortization for assets subject to the capital lease at December 31, 2013 was $130,000 and $83,000, respectively.

Total minimum rental amounts committed in future years as of December 31, 2013 follows:

	Operating Lease	Capital Lease	Total
	(in thousands)
2014	$615	$43	$658
2015	453	4	457
2016	197	–	197
2017	65	–	65
2018	65	–	65
Thereafter	114	–	114

Total	$1,509	$47	$1,556

Rental expense for the twelve months ending December 31, 2013, 2012 and 2011 follows:

	2013	2012	2011
	(in thousands)
Rental expense	$583	$469	$481

(10) Shareholders’ Equity

Preferred stock is issuable at any time in one or more series, each of which may have such voting powers, designations, preferences, relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue of such stock adopted by the Board of Directors. The Company has designated 120,000 of the 1,000,000 authorized shares of preferred stock as Series A Junior Participating preferred stock. No preferred stock has been issued.

(11) Earnings Per Share

Basic earnings per share excludes any dilution and is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of common stock. If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings per share. The earnings per share for the twelve months ended December 31, 2013, 2012 and 2011 follows:

	2013	2012	2011
	(in thousands, except per share data)
Net (loss) earnings	$(1,140)	$3,170	$3,087
Weighted-average shares outstanding:
Basic	6,609	6,599	6,526
Diluted	6,609	6,613	6,526
Basic (loss) earnings per share	$(0.17)	$0.48	$0.47
Diluted (loss) earnings per share	$(0.17)	$0.48	$0.47

The diluted earnings per share calculations include the incremental shares of common stock issuable upon the exercise of stock options that have a market price in excess of the exercise price. When the exercise price of an option exceeds its market price, the incremental shares are excluded from the diluted earnings per share calculation. A summary of the options outstanding, the options includable and excludable from the diluted earnings per share calculations and the incremental shares included in the diluted earnings per share calculation for the twelve months ended December 31, 2013, 2012 and 2011 follows:

	2013	2012	2011
	(in thousands)
Options included in diluted earnings per share calculation	–	103	–
Options excluded from diluted earnings per share calculation	327	251	253

Total options	327	354	253

	2013	2012	2011
	(in thousands)
Incremental shares included in the diluted earnings per share	–	14	–

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

	2010 Plan	Closed Plans
	(in thousands)
Authorized, unissued shares originally available for grant	800	1,260
Stock options granted	218	1,213
Shares granted to non-employee directors	45	–
Restricted shares awarded to management	94	–
Shares available for grant at December 31, 2013	466	–
Options exercisable at December 31, 2013	101	125

The Company awarded shares of stock to its non-employee directors, shares of restricted stock to management and options to management in 2012 and 2011. There were no stock or option awards in 2013. A summary of the share and option awards and the stock-based compensation expense for the twelve months ended December 31, 2013, 2012 and 2011 follows:

	2013	2012	2011
	(in thousands)
Shares of stock to non-employee directors	–	20	25
Restricted shares to management	–	51	43
Options to management	–	115	103
Stock-based compensation expense	$261	$327	$203

The Company estimates the fair value of the stock option on the grant date using the Black-Scholes-Merton option pricing model and assumptions for expected price volatility, option term, risk-free interest rate and dividend yield. Expected price volatilities are based on historical volatilities of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected annual forfeiture rate of 3.5 percent is based on the forfeitures for prior awards. The fair value of the stock option is recognized on a straight-line basis over the requisite service period. The assumptions for the 2012 and 2011 stock awards are shown in the following table:

	2012	2011
Risk-free interest rate	2.0%	3.4%
Expected life	10 years	10 years
Expected volatility	42.0%	43.0%

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

A summary of the status of the Plan as of December 31, 2013, 2012 and 2011, and changes during the years ended on those dates, is presented below:

	2013		2012		2011
	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price
Fixed Options
Outstanding at beginning of year	354	$6.71	253	$7.77	323	$8.93
Granted	—		115		103
Cancellations and expirations	(27)		(14)		(173)

Outstanding at end of year	327	$6.70	354	6.71	253	7.77
Options exercisable at year end	226		171		150
Weighted-average fair value of options granted during the year		$—		$2.45		$2.24

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable (000)	Weighted Average Exercise Price

$3.00 to $4.00	97	$3.84	7.2	65	$3.84
$4.01 to $5.00	105	4.50	8.2	36	4.50
$7.01 to $11.00	125	10.78	3.2	125	10.78

Total	327	$6.70		226	$7.78

A summary of the non-vested stock options at December 31, 2013, 2012 and 2011 and changes during the years then ended follows:

	Shares (000)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	40	$10.78
Options awarded but not vested in 2011	103	3.84
Forfeitures	(5)	10.78
Vested	(35)	10.78

Nonvested at December 31, 2011	103	3.84
Options awarded but not vested in 2012	115	4.50
Vested	(35)	3.84

Nonvested at December 31, 2012	183	4.25
Forfeitures	(10)	4.37
Vested	(72)	4.19

Nonvested at December 31, 2013	101	$4.30

The intrinsic value of the stock options outstanding at December 31, 2013 based on the difference between the exercise price of the options and the year-end stock price follows (all outstanding options were out-of-the-money):

2013
(in thousands)
Intrinsic value of options outstanding	$-

The unrecognized stock compensation as of December 31, 2013 will be recognized over future periods as follows:

Year Recognized	Stock Compensation
(in thousands)
2014	$176
2015	67
2016	8

Total	$251

(13) Retirement Benefits

The Company has a tax-qualified retirement savings plan, the Cobra Electronics Corporation Profit Sharing and 401(k) Incentive Savings Plan (the “Plan”), under which participating employees may contribute up to the yearly statutory maximum into their Plan accounts. In addition, under the Plan, the Company matches amounts contributed by the participant up to a certain percent of earnings, not to exceed the statutory maximum. The Plan also allows the Company to make discretionary profit sharing contributions to the Plan accounts for the benefit of participating employees for any calendar year in an amount determined by the Board of Directors. The Company also has defined contribution expenses for certain non-U.S. employees. A summary of the 401(k) matching, profit sharing and defined contribution expenses for the twelve months ending December 31, 2013, 2012 and 2011 follows:

	2013	2012	2011
	(in thousands)
Matching 401(k) expenses	$256	$273	$209
Profit sharing contributions	$–	$–	$178
Non-U.S. defined contribution	$176	$155	$128

Deferred compensation obligations arise pursuant to outstanding key executive deferred compensation plans, most of which are non-qualified defined benefit arrangements. The current portion of the deferred compensation liability was included in accrued salaries and commissions and the non-current portion was recorded as a long-term liability. The current and non-current liabilities for deferred compensation at December 31, 2013 and 2012 follow:

	2013	2012
	(in thousands)
Deferred compensation - short term liability	$562	$423
Deferred compensation - long term liability	$7,910	$7,780

The deferred compensation liability is based on discounted future cash flows for the defined benefit plan. The discount rate used at December 31, 2013 and 2012 for the defined benefit plan follows:

	2013	2012
Discount rate	7.0%	7.0%

The cash surrender value of life insurance policies is classified on the balance sheet as a non-current asset. The cash value of officers’ life insurance policies is maintained to recover the costs of deferred compensation obligations and the aggregate death benefit to the Company. Following is a summary of the Company’s death benefit at December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Aggregate death benefit to the Company	$20,361	$19,310

(14) Intangible Assets

Intangible assets consist of the following at December 31, 2013 and December 31, 2012:

	2013	2012
	(in thousands)
Internal use software	$3,109	$2,879
Less accumulated amortization	(2,701)	(2,543)

	408	336
ERP internal software system	4,397	4,368
Less accumulated amortization	(4,242)	(4,148)

	155	220
Trademarks, trade names and patents	7,253	6,844
Less accumulated amortization	(2,424)	(2,110)

	4,829	4,734
Product software, net of impairment	1,494	1,468
Less accumulated amortization, net of impairment	(956)	(1,041)

	538	427
Customer relationships	5,144	5,040
Less accumulated amortization	(3,702)	(3,123)

	1,442	1,917

Total	$7,372	$7,634

The product software asset and accumulated amortization shown above are presented net of the respective impairment charges. There were no product software impairment charges for 2013, 2012 and 2011. The anticipated amortization expense of intangible assets over the next 5 years is summarized in the following table:

Year	Cost
(in thousands)
2014	$1,400
2015	1,000
2016	800
2017	400
2018	400

Total	$4,000

(15) Other Current Assets

The components of the other current assets at December 31, 2013 and 2012 follow:

	2013	2012
	(in thousands)
Prepayments	$2,518	$2,170
Vendor and miscellaneous receivables	1,168	901

	$3,686	$3,071

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

Outstanding inventory purchase orders with suppliers at December 31, 2013 and 2012 follows:

	2013	2012
	(in thousands)
Open purchase orders	$14,266	$15,165

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

	2013	2012	2011
	(in thousands)
Accrued product warranty costs, January 1	$1,040	$1,191	$923
Warranty provision	2,100	2,387	2,867
Warranty expenditures	(2,027)	(2,538)	(2,599)

Accrued product warranty costs, December 31	$1,113	$1,040	$1,191

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

	2013	2012	2011
	(in thousands)
Liquidation reserve, January 1	$1,134	$999	$777
Liquidation provision	2,379	2,300	2,156
Liquidation of models	(2,509)	(2,165)	(1,934)

Liquidation reserve, December 31	$1,004	$1,134	$999

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

	2013	2012	2011
	(in thousands)
Net realizable reserve, January 1	$263	$118	$206
NRV provision	599	512	315
NRV write-offs	(479)	(367)	(403)

Net realizable reserve, December 31	$383	$263	$118

(18) Stockholder Rights Plan

The Company maintains a Stockholder Rights Plan (the “Plan”) designed to deter coercive or unfair takeover tactics, to prevent a person or group from gaining control of the Company without fair value to all shareholders and to deter other abusive takeover tactics that are not in the best interest of shareholders. The Company has designated 120,000 of the 1,000,000 authorized shares of the preferred stock as Series A Junior Participating preferred stock. The Company entered into an Amended and Restated Rights Agreement with American Stock Transfer and Trust on November 3, 2011.

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

(19) Allowance for Doubtful Accounts

The following table shows the activity in the allowance for doubtful accounts for 2013, 2012 and 2011.

	2013	2012	2011
	(in thousands)
Balance, January 1	$679	$665	$186
Provision for doubtful accounts	165	119	611
Write-offs, less recoveries	(718)	(105)	(132)

Balance, December 31	$126	$679	$665

(20) Interest Expense and Other Income (Expense)

The following table shows the components of interest expense for the years ending December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in thousands)
Interest on debt	$606	$708	$733
Amortization of loan fees	114	240	236
Interest rate swap amortization	58	88	134

Total interest expense	$778	$1,036	$1,103

The following table shows the components of other income (expense) for the years ending December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in thousands)
Interest income	$6	$23	$2
CSV income (loss)	1,397	535	(152)
Exchange (loss) gain	(134)	338	(219)
Other - net	11	126	(18)

Other income (expense)	$1,280	$1,022	$(387)

(21) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the years ended December 31, 2013, 2012 and 2011, accumulated other comprehensive loss includes the foreign currency translation adjustment and the interest rate swap. A summary of the accumulated other comprehensive loss for the three-year period ending December 31, 2013 follows:

	2013	2012	2011
	(in thousands)
Foreign currency translation adjustment	$(1,601)	$(2,071)	$(2,222)
Interest rate swap	106	48	(40)

Total	$(1,495)	$(2,023)	$(2,262)

(22) Quarterly Financial Information (Unaudited)

The following table summarizes the unaudited quarterly financial information for years ending December 31, 2013 and 2012:

	Quarter Ended
	March 31		June 30		September 30		December 31
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands, except per share amounts)
Net sales	$21,577	$26,418	$25,630	$29,084	$29,038	$27,672	$34,992	$35,732
Gross profit	6,235	7,588	6,679	8,858	7,459	7,779	9,916	10,303
Net (loss) earnings	(1,532)	339	(1,943)	902	394	564	1,941	1,365
Net (loss) earnings per share (a)
Basic	$(0.23)	$0.05	$(0.29)	$0.14	$0.06	$0.09	$0.29	$0.21
Diluted	(0.23)	0.05	(0.29)	0.14	0.06	0.09	0.29	0.21

(a)	The sum of the quarterly net earnings per share amounts may not equal the annual amount because net earnings per share are calculated independently for each quarter.

(23) Subsequent Events

The Company did not meet the required minimum fixed charge coverage ratio of 1.10 to 1.0 for the fourth quarter of 2013. On March 6, 2014, the Credit Agreement was amended to waive the non-compliance with the fixed charge coverage ratio for the fourth quarter of 2013, to replace the interest reserve with a $1.5 million availability block which applies to the borrowing base under the Credit Agreement and to add a 2 percent pricing fee on a portion of the amount of borrowings outstanding under the Credit Agreement.

On March 11, 2014, the Company received commitment letters, which are subject to definitive documentation, from BMO Harris Bank N.A., as administrative agent, and First Midwest Bank for a new $35 million senior secured revolving credit facility, subject to borrowing base limitations, which replaces the existing Credit Agreement. The proposed credit facility provides a minimum covenant based on a twelve-month trailing EBITDA As Defined for the first, second and third quarters of 2014 and a fixed charge coverage ratio of 1.10 to 1.00 for the fourth quarter of 2014 and thereafter, in addition to a lower applicable margin.

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

During 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2013.

Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2013, the Company maintained effective internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

On March 13, 2014, the Compensation Committee adopted the 2014 Executive Incentive Payment Plan (the “Plan”) for the Company’s executive officers (other than James R. Bazet) and certain other key employees. Under the Plan, participants are entitled to earn cash bonus compensation based upon the achievement by the Company of a pre-established performance goal for 2014 outlined in the Plan. The performance goal consists of a targeted operating profit level of the Company. 100% of the “target” award for each participant in the Plan will be based on the Company meeting the target operating profit level. If the target operating profit level is exceeded by an identified amount, each participant will be entitled to receive 105%, 110%, 120%, 130%, 140% or 150% of her “target” award, in the case of Sally Washlow, 105%, 110%, 125%, 135% or 140% of his “target” award, in the case of Robert Ben, and 105%, 110%, 115%, 120%, 122% or 125% of his or her “target” award, in the case of the other participants in the Plan, in each case depending on the actual operating profit of the Company. If the target operating profit level is not met but one of five lesser identified operating profit levels is achieved, each participant will be entitled to receive 50%, 60%, 70%, 80% or 90% of his or her respective “target” award depending on the level of operating profit achieved. Under the Plan, the “target” award for Ms. Washlow is 40% of her base salary, the “target” award for Mr. Ben is 35% of his base salary and the “target” award for other participants in the Plan is 25% of their respective base salaries. For purposes of the Plan, “operating profit” means the Company’s consolidated operating profits calculated in accordance with generally accepted accounting principles without regard to extraordinary or other nonrecurring items or unusual items unless the Compensation Committee determines that any such extraordinary, nonrecurring or unusual item shall not be disregarded. The annual bonus to be received by Mr. Bazet is determined in accordance with the terms of his employment agreement.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2013 fiscal year, and such information is hereby incorporated by reference.

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

Item 11.  Executive Compensation

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2013 fiscal year, and such information, provided that the Compensation Committee Report shall not be deemed “filed” in this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

With the approval of the 2010 Equity Incentive Plan by the shareholders in 2010, prior plans were consolidated into the 2010 Plan. The following table provides information about stock options outstanding and shares available for future awards under the Company’s equity compensation plan as of December 31, 2013.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	327,250	$6.70	466,050
Equity compensation plans not approved by security holders	-	-	-

Total	327,250	$6.70	466,050

Other information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2013 fiscal year, and such information is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2013 fiscal year, and such information is hereby incorporated by reference.

Item 14.  Principal Accountant Fees and Services

Information in response to this item will be set forth in a definitive proxy statement to be filed by the Company pursuant to Regulation 14A within 120 days after the end of the Company’s 2013 fiscal year, and such information is hereby incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

[a] Index to Consolidated Financial Statements and Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

/S/ ROBERT J. BEN
Robert J. Ben Senior Vice President, Chief Financial Officer and Secretary

Dated: March 18, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/S/ JAMES R. BAZET James R. Bazet	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ ROBERT J. BEN Robert J. Ben	Senior Vice President, Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)

/S/ WILLIAM P. CARMICHAEL William P. Carmichael	Director

/S/ JOHN S. LUPO John S. Lupo	Director

/S/ IAN R. MILLER Ian R. Miller	Director

/S/ S. SAM PARK S. Sam Park	Director

Dated: March 18, 2014

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1	Share Purchase Deed dated October 14, 2006 among Cobra Electronics UK Limited, Cobra Electronics Corporation, Performance Products Limited and the shareholders of Performance Products Limited — Filed as Exhibit No. 2.1 to the Registrant’s Current Report on Form 8-K dated October 19, 2006 (File No. 0-511), and hereby incorporated by reference.

3.1	Restated Certificate of Incorporation, as amended October 28, 1998 — Filed as Exhibit No. 3(i) to the Registrant’s Form 10-K for the year ended December 31, 1998 (File No. 0-511), and hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Cobra Electronics Corporation adopted February 19, 2013 — Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated February 19, 2013 (File No. 0-511), and hereby incorporated by reference.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Cobra Electronics Corporation pursuant to Section 151 of the General Corporation Law of the State of Delaware — Filed as Exhibit No. 3(iii) to the Registrant’s Form 10-K for the year ended December 31, 2001 (File No. 0-511), and hereby incorporated by reference.

4.1	Amended and Restated Rights Agreement dated November 3, 2011 between Cobra Electronics Corporation and American Stock Transfer & Trust Company, as rights agent — Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 3, 2011 (File No. 0-511), and hereby incorporated by reference.

10.1#*	1997 Stock Option Plan.

10.2#	Cobra Electronics Corporation Executive Deferred Compensation Plan dated December 2, 1999 — Filed as Exhibit No. 10.14 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10.3#	Cobra Electronics Corporation Deferred Compensation Plan For Select Executives dated December 21, 1999 — Filed as Exhibit No. 10.15 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10.4#	Cobra Electronics Corporation Executive Retirement Trust dated January 17, 2000 between Cobra Electronics Corporation and Robert Ben, as trustee, for the benefit of James Bazet — Filed as Exhibit No. 10.16 to the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-511), and hereby incorporated by reference.

10.5#	2000 Stock Option Plan — Filed as Exhibit 4.3 of the Registration Statement on Form S-8 of the Registrant dated July 25, 2000 (File No. 333-42164), and hereby incorporated by reference.

10.6	Technology and Patent License Agreement between Tele Atlas North America, Inc. and Cobra Electronics Corporation dated March 31, 2006 — Filed as Exhibit No. 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006 (File No. 0-511), and hereby incorporated by reference. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with Section 24(b) of the Securities and Exchange Act of 1934, as amended, and Rule 24b-2 promulgated thereunder. Omitted information was replaced with asterisks.)

10.7#	Employment Agreement between Cobra Electronics Corporation and Michael Smith dated December 21, 2007 — Filed as Exhibit No. 10.26 to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 0-511), and hereby incorporated by reference.

Exhibit Number	Description of Document

10.8#	First Amendment to the Deferred Compensation Plan for Select Executives — Filed as Exhibit No. 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 0-511), and hereby incorporated by reference.

10.9#	Cobra Electronics Corporation Severance Pay Plan — Filed as Exhibit No. 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 0-511), and hereby incorporated by reference.

10.10#	First Amendment to Cobra Electronics Corporation Severance Pay Plan — Filed as Exhibit No. 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 (File No. 0-511), and hereby incorporated by reference.

10.11	Credit Agreement dated July 16, 2010 among Cobra Electronics Corporation, Harris N. A., as Administrative agent, and the lenders party thereto — Filed as Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K dated July 16, 2010 (File No. 0-511), and hereby incorporated by reference.

10.12#	Employment Agreement between Cobra Electronics Corporation and Sally Washlow dated as of July 28, 2010 — Filed as Exhibit 10.1 the Registrant’s Form 10-Q for the quarter ended September 30, 2010 (File No. 0-511) and hereby incorporated by reference.

10.13#	2010 Equity Incentive Plan — Filed as Appendix A to the Registrant’s Proxy Statement Schedule 14A dated April 1, 2010 (File No. 0-511) and hereby incorporated by reference.

10.14#	First Amendment to Cobra Electronics Corporation Executive Deferred Compensation Plan effective as of December 31, 2008 — Filed as Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2010 (File No. 0-511), and hereby incorporated by reference.

10.15#	Second Amendment to Cobra Electronics Corporation Deferred Compensation Plan for Select Executives effective as of December 31, 2008 — Filed as Exhibit 10.28 to the Registrant’s Form 10-K for the year ended December 31, 2010 (File No. 0-511), and hereby incorporated by reference.

10.16#	Cobra Electronics Corporation 2002 Deferred Compensation Plan for Select Executives — Filed as Exhibit 10.29 to the Registrant’s Form 10-K for the year ended December 31, 2010 (File No. 0-511), and hereby incorporated by reference.

10.17#	First Amendment to Cobra Electronics Corporation 2002 Deferred Compensation Plan for Select Executives effective as of November 1, 2008 — Filed as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 2010 (File No. 0-511), and hereby incorporated by reference.

10.18#	Second Amendment to Cobra Electronics Corporation 2002 Deferred Compensation Plan for Select Executives effective as of December 31, 2008 — Filed as Exhibit 10.31 to the Registrant’s Form 10-K for the year ended December 31, 2010 (File No. 0-511), and hereby incorporated by reference.

10.19#	Third Amendment to Cobra Electronics Corporation 2002 Deferred Compensation Plan for Select Executives effective as August 1, 2010 — Filed as Exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 2010 (File No. 0-511), and hereby incorporated by reference.

10.20#	Employment Agreement between Cobra Electronics Corporation and Robert J. Ben dated as of May 11, 2011 — Filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2011 (File No. 0-511), and hereby incorporated by reference.

10.21#	2011 Executive Incentive Payment Plan, as amended — Filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2011 (File No. 0-511), and hereby incorporated by reference.

Exhibit Number	Description of Document

10.22	First Amendment to Credit Agreement dated September 14, 2011 among Cobra Electronics Corporation, BMO Harris Bank N.A. (formerly known as Harris N.A.), as administrative agent, and the lenders party thereto — Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2011 (File No. 0-511), and hereby incorporated by reference.

10.23#	Employment Agreement between Cobra Electronics Corporation and James Bazet dated as of May 5, 2009 — Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 5, 2009 (File No. 0-511), and hereby incorporated by reference.

10.24#	2012 Executive Incentive Payment Plan — Filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 (File No. 0-511), and hereby incorporated by reference.

10.25	Second Amendment to Credit Agreement dated April 16, 2012 among Cobra Electronics Corporation, BMO Harris Bank N.A. (formerly known as Harris N.A.), as administrative agent, and the lenders party thereto — Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 16, 2012 (File No. 0-511), and hereby incorporated by reference.

10.26#	Cobra Electronics Corporation 2010 Equity Incentive Plan — Form of Restricted Stock Award Agreement — Filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 (File No. 0-511), and hereby incorporated by reference.

10.27#	Cobra Electronics Corporation 2010 Equity Incentive Plan — Form of Stock Award Agreement (Non-Employee Directors) — Filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 (File No. 0-511), and hereby incorporated by reference.

10.28#	Cobra Electronics Corporation 2010 Equity Incentive Plan — Form of Option Award Notice — Filed as Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 (File No. 0-511), and hereby incorporated by reference.

10.29#	Employment Agreement between Cobra Electronics Corporation and James Bazet dated as of June 20, 2012 — Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2012 (File No. 0-511), and hereby incorporated by reference.

10.30	Third Amendment to Credit Agreement dated December 7, 2012 among Cobra Electronics Corporation, BMO Harris Bank N.A. (formerly known as Harris N.A.), as administrative agent, and the lenders party thereto — Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated December 7, 2012 (File No. 0-511), and hereby incorporated by reference.

10.31#	Amendment to Letter Agreement dated January 4, 2013 between Cobra Electronics Corporation and Sally Washlow — Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 4, 2013 (File No. 0-511), and hereby incorporated by reference.

10.32#	2013 Executive Incentive Plan — Filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2013 (File No. 0-511), and hereby incorporated by reference.

10.33	Fourth Amendment to Credit Agreement dated June 30, 2013 among Cobra Electronics Corporation, BMO Harris Bank N.A. (formerly known as Harris N.A.), as administrative agent, and the lenders party thereto — Filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (File No. 0-511), and hereby incorporated by reference.

10.34	Waiver and Fifth Amendment to Credit Agreement dated November 11, 2013 among Cobra Electronics Corporation, BMO Harris Bank N.A. (formerly known as Harris N.A.), as administrative agent, and the lenders party thereto — Filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2013 (File No. 0-511), and hereby incorporated by reference.

Exhibit Number	Description of Document

10.35	Waiver and Sixth Amendment to Credit Agreement dated March 6, 2014 among Cobra Electronics Corporation, BMO Harris Bank N.A. (formerly known as Harris N.A.), as administrative agent, and the lenders party thereof — Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 6, 2014 (File No 0-511), and hereby incorporated by reference.

21.1*	Cobra Electronics Corporation Subsidiaries.

23.1*	Consent of Grant Thornton LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101*	Financial statements and footnotes formatted in XBRL (eXtensible Business Reporting Language).

*	Filed herewith.
#	Executive compensation plan or arrangement.