Form 10-Q
period 2014-03-31
COBRA ELECTRONICS CORP
filed 2014-05-14
CIK 30828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 6, 2014 was 6,602,980

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Operations—Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31
	2014	2013
Net sales	$21,381	$21,577
Cost of sales	15,602	15,342

Gross profit	5,779	6,235
Selling, general and administrative expense	7,416	7,961

Loss from operations	(1,637)	(1,726)
Interest expense	(257)	(160)
Other income	206	353

Loss before income taxes	(1,688)	(1,533)
Tax benefit	(22)	(1)

Net loss	$(1,666)	$(1,532)

Net loss per common share:
Basic	$(0.25)	$(0.23)
Diluted	$(0.25)	$(0.23)
Weighted average shares outstanding:
Basic	6,603	6,611
Diluted	6,603	6,611

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)—Unaudited

(In Thousands)

	Three Months Ended March 31
	2014	2013
Net loss	$(1,666)	$(1,532)
Other comprehensive (loss) income net of tax:
Foreign currency translation	66	(670)
Interest rate swap, no tax benefit	(106)	17

Other comprehensive (loss) income	(40)	(653)

Comprehensive loss	$(1,706)	$(2,185)

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$3,390	$3,059
Receivables, net of allowance for doubtful accounts of $131 in 2014 and $126 in 2013	10,038	19,338
Inventories, primarily finished goods, net	33,707	35,810
Other current assets	3,820	3,686

Total current assets	50,955	61,893
Property, plant and equipment, at cost:
Buildings and improvements	7,010	7,010
Tooling and equipment	15,122	14,937

	22,132	21,947
Accumulated depreciation	(17,085)	(16,724)
Land	230	230

Property, plant and equipment, net	5,277	5,453
Other assets:
Cash surrender value of life insurance policies	7,690	7,586
Deferred income taxes, non-current	314	322
Intangible assets	7,259	7,372
Other assets	183	180

Total other assets	15,446	15,460

Total assets	$71,678	$82,806

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets (continued)

(In Thousands, Except Share Data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving bank loan facility	$13,217	$20,673
Accounts payable	4,892	5,726
Accrued salaries and commissions	1,321	1,612
Accrued advertising and sales promotion costs	755	1,207
Accrued product warranty costs	991	1,113
Accrued income taxes	13	13
Deferred income taxes, current	176	174
Other accrued liabilities	2,933	3,102

Total current liabilities	24,298	33,620
Non-current liabilities:
Deferred compensation	7,846	7,910
Deferred income taxes	634	653
Other long-term liabilities	636	714

Total non-current liabilities	9,116	9,277

Total liabilities	33,414	42,897
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1 par value Authorized: 1,000,000 shares Issued: None	—	—
Common stock, $.33 1/3 par value Authorized: 12,000,000 shares Issued: 7,170,800 shares Outstanding: 6,602,980 shares	2,390	2,390
Additional paid-in capital	21,593	21,532
Retained earnings	19,653	21,319
Accumulated other comprehensive loss	(1,535)	(1,495)

	42,101	43,746
Treasury stock, at cost (567,820 shares)	(3,837)	(3,837)

Total shareholders’ equity	38,264	39,909

Total liabilities and shareholders’ equity	$71,678	$82,806

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Cash Flows—Unaudited

(In Thousands)

	Three Months Ended
	March 31
	2014	2013
Cash flows from operating activities:
Net loss	$(1,666)	$(1,532)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	818	840
Deferred income taxes	(16)	(16)
Gain on cash surrender value (CSV) life insurance	(104)	(458)
Stock-based compensation	61	74
Changes in assets and liabilities:
Receivables	9,309	7,219
Inventories	2,136	4,418
Other assets	(232)	(168)
Accounts payable	(834)	(3,125)
Other liabilities	(1,182)	(1,523)

Net cash provided by operating activities	8,290	5,729

Cash flows from investing activities:
Property, plant and equipment	(170)	(279)
Intangible assets	(213)	(311)

Net cash used in investing activities	(383)	(590)

Cash flows from financing activities:
Bank borrowings	23,101	20,434
Bank repayments	(30,557)	(22,499)
Capital lease obligations	(10)	(10)

Net cash used in financing activities	(7,466)	(2,075)
Effect of exchange rate changes on cash and cash equivalents	(110)	84

Net increase in cash	331	3,148
Cash at beginning of period	3,059	1,785

Cash at end of period	$3,390	$4,933

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$279	$126
Income taxes	$—	$351

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss)—Unaudited

(In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance—December 31, 2013	$2,390	$21,532	$21,319	$(1,495)	$(3,837)	$39,909
Net loss	—	—	(1,666)	—	—	(1,666)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	66	—	66
Interest rate swap, no tax benefit	—	—	—	(106)	—	(106)
Stock compensation expense	—	61	—	—	—	61

Balance—March 31, 2014	$2,390	$21,593	$19,653	$(1,535)	$(3,837)	$38,264

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

The consolidated financial statements for the three months ended March 31, 2014 included herein have been prepared by Cobra Electronics Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of December 31, 2013 has been derived from the audited consolidated balance sheet as of that date. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

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

Accounts Receivable — The majority of the Company’s accounts receivables are due from retailers and two-step distributors. Credit is extended based on an evaluation of a customer’s financial condition, including, at times, the availability of credit insurance, and, generally, collateral is not required. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for doubtful accounts.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, availability of credit insurance and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable against the allowance for doubtful accounts when they are judged to be uncollectible, and payments subsequently received on such receivables are credited to bad debt expense.

(2) SEGMENT INFORMATION

The Company operates in two business segments (1) Cobra Consumer Electronics (“Cobra”) and (2) Performance Products Limited (“PPL”). The Cobra segment is comprised of Cobra Electronics Corporation, Cobra Hong Kong Limited (“CHK”) and Cobra Electronics Europe Limited (“CEEL”). Each segment has a separate sales department and maintains separate distribution channels which provide segment-exclusive product lines to its customers. There were no intersegment sales for the three months ended March 31, 2014 and 2013. The financial information by business segment for the three months ended March 31, 2014 and 2013 follows:

	2014			2013
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(in thousands)
Net sales	$18,037	$3,344	$21,381	$18,415	$3,162	$21,577
Cost of sales	13,353	2,249	15,602	13,362	1,980	15,342

Gross profit	4,684	1,095	5,779	5,053	1,182	6,235
Selling, general and administrative expense	6,084	1,332	7,416	6,761	1,200	7,961

Loss from operations	(1,400)	(237)	(1,637)	(1,708)	(18)	(1,726)
Interest expense	(257)	—	(257)	(160)	—	(160)
Other income (expense)	212	(6)	206	453	(100)	353

Loss before income taxes	(1,445)	(243)	(1,688)	(1,415)	(118)	(1,533)
Tax (benefit) provision	(6)	(16)	(22)	15	(16)	(1)

Net loss	$(1,439)	$(227)	$(1,666)	$(1,430)	$(102)	$(1,532)

(3) MULTIPLE ELEMENT ARRANGEMENTS

PPL bundles the sales of its navigation products with access to the AURA database and map updates. The deferred revenue was calculated using the relative selling price method based on Vendor Specific Objective Evidence (“VSOE”) and recognized over the applicable subscription period, generally two years. A summary of PPL’s deferred revenue at March 31, 2014 and December 31, 2013 follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Deferred revenue—PPL	$1,119	$1,110

In addition, the Company’s domestic business sells products bundled with access to the AURA database and mobile navigation products bundled with map updates. Revenues deferred from these arrangements were calculated using the relative fair market value method and recognized over the applicable subscription period, generally two years. A summary of deferred revenue for Cobra U.S. at March 31, 2014 and December 31, 2013 follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Deferred revenue—Cobra U.S.	$233	$297

(4) INCOME TAXES

Each quarter, the Company estimates the annual effective income tax rate (“ETR”) for the full year and applies that rate to the earnings (loss) before income taxes for tax jurisdictions not subject to a valuation allowance in determining its provision for income taxes for the interim periods. The determination of the consolidated provision for income taxes, deferred tax assets and liabilities and the related valuation allowance requires management to make certain judgments and estimates. Changes in the estimated level of annual pre-tax earnings, tax laws and changes resulting from tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections.

The year-to-date ETR was less than the statutory U.S. federal income tax rate, mainly due to the taxing jurisdictions in which the Company and its foreign subsidiaries generate taxable income or loss and judgments as to the realizability of the Company’s deferred tax assets.

The Company reviews the need for a valuation allowance at each quarter-end. The U.S. operations were in a loss position for the three month period and the thirty-six month period ended March 31, 2014. Based on this and other relevant information, the Company concluded it did not meet the more likely than not criteria to justify the reversal of the valuation allowance at March 31, 2014. The valuation allowance for the U.S. operations totaled $10.3 million at March 31, 2014 and December 31, 2013. The Company will continue to monitor the need for a valuation allowance throughout 2014, pursuant to the guidance of U.S. accounting principles. Should the Company demonstrate a favorable and sustainable trend for its historic and projected operating results in the U.S., a reduction in the valuation allowance and a corresponding income tax benefit may result.

(5) FINANCING ARRANGEMENTS

The Company is party to a Credit Agreement dated July 16, 2010 (as amended, the “Credit Agreement”) among the Company, BMO Harris Bank N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto from time to time (the “Lenders”). The Credit Agreement provides for a $35.0 million secured credit facility expiring on July 16, 2016. Pursuant to the terms of its Credit Agreement, the Company is required to make mandatory prepayments on the amounts outstanding thereunder in the event that the Company receives proceeds under certain circumstances or in connection with other specified events. Absent a waiver from lenders, a failure to comply with the covenants in the Credit Agreement could result in any outstanding indebtedness under the Credit Agreement becoming immediately due and payable and the inability to borrow additional funds under the Credit Agreement.

The Credit Agreement was amended on March 6, 2014 to waive the non-compliance with the fixed charge coverage ratio for the fourth quarter of 2013, to replace the interest reserve with a $1.5 million availability block which applies to the borrowing base under the Credit Agreement and to add a 2 percent pricing fee on a portion of the amount of borrowings outstanding under the Credit Agreement. The Credit Agreement was amended on April 2, 2014 to replace Fifth Third Bank with First Midwest Bank, as a lender. A portion of the capitalized loan fees totaling $130,000 will be written off and charged to other expense for the second quarter of 2014. Additionally, capitalized loan fees for the amended Credit Agreement totaling $70,000 will be capitalized in the second quarter of 2014 and amortized over the remaining term. The Company did not meet the minimum twelve-month trailing EBITDA As Defined of $1.5 million for the three month period ended March 31, 2014. On May 14, 2014, the Company and the Lenders entered into a waiver agreement pursuant to which the lenders waived the non-compliance for the first quarter of 2014.

The Credit Agreement provides a minimum covenant based on a twelve-month trailing EBITDA As Defined for the first, second and third quarters of 2014 and a fixed charge coverage ratio of 1.10 to 1.00 for the fourth quarter of 2014 and thereafter, in addition to a lower applicable margin. Borrowings under the Credit Agreement bear interest at either the base rate or the LIBOR lending rate (each as defined in the Credit Agreement), as applicable, plus the applicable margin set forth in the Credit Agreement. The Company will also pay certain fees and expenses, including (i) a commitment fee of 0.25 percent on the unused portion of the Lenders’ aggregate revolving commitment and (ii) a letter of credit fee equal to the product of the applicable margin set forth in the Credit Agreement times the face amount of the standby letters of credit and the commercial letters of credit outstanding at such time. The Credit Agreement contains customary covenants, including but not limited to financial covenants requiring the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) for the periods set forth in the Credit Agreement.

Certain other covenants under the Credit Agreement follow:

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

The Company’s interest bearing debt outstanding under the revolving credit facility and credit availability under the revolving credit facility at March 31, 2014 and December 31, 2013 follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Interest bearing debt	$13,217	$20,673
Credit availability	$4,652	$8,369

The borrowing base formula to determine credit availability includes the following:

Percentage of eligible accounts receivable	85.0%
The lesser of:
Percentage of lower of cost or market of eligible inventory	65.0%
Percentage of appraised net orderly liquidation value of eligible inventory	85.0%
Percentage of commercial letters of credit	65.0%

The borrowing base is also subject to certain limitations and reserves established at the Lender’s discretion. If necessary, the Credit Agreement permits an “overadvance” of up to $1 million for sixty consecutive days.

The weighted average interest rate for the three months ended March 31, 2014 and 2013 (which includes the amortization charges associated with the terminated interest rate swap, refer to Note 7, Derivatives for additional information) is summarized in the following table:

	Three Months Ended
	March 31
	2014	2013
Weighted average interest rate	4.8%	2.9%

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts receivable, accounts payable, short-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximated their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its Credit Agreement approximated fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit approximated fair value due to the short-term nature of the instruments. The fair value of letters of credit at March 31, 2014 and December 31, 2013 follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Letters of credit at fair value	$6,813	$4,467

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

The Company maintained an interest rate swap, which was terminated on July 16, 2010, to fix the interest rate for the term of the revolving credit facility and term loan under its previous Credit Agreement, thereby protecting the Company from future interest rate increases. The interest rate swap represented a cash flow hedge and was recorded at fair value and classified as a non-current liability. Changes in the recorded fair value of the interest rate swap were recorded to Accumulated Other Comprehensive Income (Loss). The termination cost of the interest rate swap was amortized into interest expense through March 31, 2014. The interest amortization for the Company’s terminated interest rate swaps reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense during the three months ended March 31, 2014 and 2013 follows:

	Three Months Ended
	March 31
Income Statement Location	2014	2013
	(in thousands)
Interest expense	$10	$17

With the conclusion of interest rate swap amortization, the residual effect of interest rate swap amounts previously charged to Accumulated Other Comprehensive Income (Loss) were reclassified to other income in the first quarter of 2014.

(8) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of common stock. If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings (loss) per share. The earnings or loss per share for the three months ended March 31, 2014 and 2013 follows:

	Three Months Ended
	March 31
	2014	2013
	(in thousands, except per share data)
Net loss	$(1,666)	$(1,532)
Weighted-average shares outstanding
Basic	6,603	6,611
Diluted	6,603	6,611
Basic loss per share	$(0.25)	$(0.23)
Diluted loss per share	$(0.25)	$(0.23)

The diluted earnings per share calculations include the incremental shares of common stock issuable upon the exercise of stock options that have a market price in excess of the exercise price. When the exercise price of an option exceeds its market price, the incremental shares are excluded from the diluted earnings per share calculation. A summary of the options outstanding, the options includable and excludable from the diluted earnings per share calculations and the incremental shares included in the diluted earnings per share calculation for the three months ended March 31, 2014 and 2013 follows:

	Three Months Ended
	March 31
	2014	2013
	(in thousands)
Options included in diluted earnings (loss) per share calculation	—	—
Options excluded from diluted earnings (loss) per share calculation	325	354

Total options	325	354

	Three Months Ended
	March 31
	2014	2013
	(in thousands)
Incremental shares included in the diluted earnings (loss) per share	—	—

(9) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the three months ended March 31, 2014 and 2013, Accumulated Other Comprehensive Income (Loss) included the foreign currency translation adjustment and a terminated interest rate swap.

A summary of the change in the Accumulated Other Comprehensive Income (Loss) from December 31, 2013 to March 31, 2014 follows:

	Interest	Foreign
	Rate	Currency
	Swap	Translation	Total
	(in thousands)
Balance, December 31, 2013	$106	$(1,601)	$(1,495)
Other comprehensive income (loss) before reclassifications	—	66	66
Amounts reclassified from accumulated other comprehensive income (loss)	(106)	—	(106)

Balance, March 31, 2014	$—	$(1,535)	$(1,535)

A summary of the amounts reclassified out of Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2014 follows:

Accumulated Other Comprehensive Income Components	2014
(in thousands)
Interest rate swap—amortization	$10
Reclassification of the residual effect of the interest rate swap	(116)

Total	$(106)

(10) OTHER CURRENT ASSETS

The components of other current assets at March 31, 2014 and December 31, 2013 follow:

	March 31,	December 31,
	2014	2013
	(in thousands)
Prepaid assets	$2,544	$2,518
Vendor and miscellaneous receivables	1,276	1,168

	$3,820	$3,686

(11) INTANGIBLE ASSETS

The components of intangible assets at March 31, 2014 and December 31, 2013 follow:

	March 31,	December 31,
	2014	2013
	(in thousands)
Internal use software	$3,149	$3,109
Less accumulated amortization	(2,756)	(2,701)

	393	408

ERP internal software system	4,407	4,397
Less accumulated amortization	(4,260)	(4,242)

	147	155

Trademarks, trade names and patents	7,376	7,253
Less accumulated amortization	(2,507)	(2,424)

	4,869	4,829

Product software, net of impairment	1,562	1,494
Less accumulated amortization, net of impairment	(1,037)	(956)

	525	538

Customer relationships	5,191	5,144
Less accumulated amortization	(3,866)	(3,702)

	1,325	1,442

Total	$7,259	$7,372

Product software assets and accumulated amortization shown in the preceding table are shown net of the respective impairment charges. There were no product software impairment charges for the three months ended March 31, 2014 and 2013. The anticipated amortization expense of intangible assets over the next five years ending December 31 follows:

Year	Cost
(in thousands)
2015	$1,000
2016	800
2017	400
2018	400
2019	400

$3,000

(12) COMMITMENTS AND CONTINGENCIES

The Company is subject to various unresolved legal actions which arise in the normal course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters cannot be determined at this time.

The Company’s outstanding inventory purchase orders with suppliers at March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013
	(in thousands)
Open purchase orders	$19,889	$14,266

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

The warranty reserve reflects historical return rates by product category multiplied by the most recent six months of unit sales and the unit standard cost of each model. The Company uses the most recent six months of unit sales in its estimate, as historical experience indicates that most returns will occur within six months of the Company’s original sale date. Therefore, judgments must be made based on historical return rates and how the returned product will be disposed of either by liquidation or return to vendors for credit on new purchases. The amount of the reserve reflects the estimated quantity of future returns and the expected return costs. The expected return cost is based on the difference between the purchase cost and the return credit from the vendor or the difference between the purchase cost and the liquidation sale. This reserve may vary based upon the level of sales and changes in historical return rates from quarter to quarter as well as estimated costs of disposal, either liquidation prices or the credit given by vendors. A roll-forward of the warranty reserve follows:

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2014	2013
	(in thousands)
Accrued product warranty costs, beginning of period	$1,113	$1,040
Warranty provision	387	2,100
Warranty expenditures	(509)	(2,027)

Accrued product warranty costs, end of period	$991	$1,113

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

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2014	2013
	(in thousands)
Liquidation reserve, beginning of period	$1,004	$1,134
Liquidation provision	697	2,379
Liquidation of models	(371)	(2,509)

Liquidation reserve, end of period	$1,330	$1,004

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

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2014	2013
	(in thousands)
Net realizable reserve, beginning of period	$383	$263
NRV provision	64	599
NRV write-offs	(103)	(479)

Net realizable reserve, end of period	$344	$383

(14) INTEREST EXPENSE AND OTHER INCOME (EXPENSE)

The components of Interest Expense for the three months ended March 31, 2014 and 2013 follow:

	Three Months Ended
	March 31
	2014	2013
	(in thousands)
Interest on debt	$209	$119
Amortization of loan fees	38	24
Interest rate swap amortization	10	17

	$257	$160

The components of Other Income (Expense) for the three months ended March 31, 2014 and 2013 follow:

	Three Months Ended
	March 31
	2014	2013
	(in thousands)
CSV income	$104	$458
Foreign exchange expense	(16)	(97)
Other—net	118	(8)

	$206	$353

(15) SUBSEQUENT EVENTS

The Credit Agreement was amended on April 2, 2014 to replace Fifth Third Bank with First Midwest Bank, as a lender. A portion of the capitalized loan fees totaling $130,000 will be written off and charged to other expense for the second quarter of 2014.

The Company did not meet the minimum twelve-month trailing EBITDA As Defined of $1.5 million for the three month period ended March 31, 2014. On May 14, 2014, the Company and the Lenders entered into a waiver agreement pursuant to which the lenders waived the non-compliance for the first quarter of 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary

Operating loss for the first quarter of 2014 totaled $1.6 million compared to an operating loss of $1.7 million for the same quarter last year, which represented a lower operating loss of $89,000. Key factors contributing to the first quarter results were as follows:

•	Net sales decreased $196,000, or nearly 1.0 percent, mainly attributable to the Cobra segment

•	Gross profit decreased $456,000 mainly due to lower sales in the Cobra segment and lower margins at both the Cobra and PPL segments due to unfavorable sales mix and pricing concessions to move older products

•	Gross margin decreased nearly 2 points to 27.0 percent

•	Selling, general and administrative expenses decreased $545,000, or 6.8 percent, mainly due to lower legal and employee compensation expenses

Interest expense increased $97,000 mainly due to a higher average interest rate and other income decreased $147,000 mainly due to lower CSV income.

The combined impact of the favorable change in operating results, the higher interest expense and the decrease in other income generated a $155,000 increase in the pre-tax loss from the 2013 results.

The Company’s consolidated tax benefit was $22,000 for the first quarter of 2014 compared to $1,000 of tax benefit in the same quarter last year. The increased tax benefit for the first quarter of 2014 as compared to prior year’s first quarter was mainly due to the decreased earnings at CEEL and the higher loss at PPL.

For the first quarter of 2014, the Company reported a net loss of $1.7 million, or $0.25 per share, compared to a net loss of $1.5 million or $0.23 per share, for the first quarter of 2013.

Valuation Allowance

The U.S. operations were in a loss position for the three month period and the thirty-six month period ended March 31, 2014. Based on this and other relevant information, the Company concluded it did not meet the more likely than not criteria to justify the reversal of the valuation allowance at March 31, 2014. The valuation allowance for the U.S. operations totaled $10.3 million at March 31, 2014 and December 31, 2013. The Company will continue to monitor the need for a valuation allowance throughout 2014, pursuant to the guidance of U.S. accounting principles. Should the Company demonstrate a favorable and sustainable trend for its historic and projected operating results in the U.S., a reduction in the valuation allowance and a corresponding income tax benefit may result.

EBITDA

The following table shows the reconciliation of net earnings (loss) to EBITDA and EBITDA As Defined for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
	2014	2013
	(in thousands)
Net loss	$(1,666)	$(1,532)
Depreciation/amortization	818	840
Interest expense, excluding loan fee amortization	219	136
Income tax benefit	(22)	(1)

EBITDA	(651)	(557)
Stock option expense	61	74
CSV gain	(104)	(458)
Other non-cash items	(210)	(244)

EBITDA As Defined	$(904)	$(1,185)

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

First Quarter — 2014 vs. 2013

The following table summarizes sales and pre-tax income by business segment for the three months ended March 31, 2014 and 2013:

					2014 vs. 2013
	2014		2013		Increase (Decrease)
	(In Thousands)
Business Segment	Net Sales	Pre-tax Loss	Net Sales	Pre-tax Loss	Net Sales	Pre-tax Loss
Cobra	$18,037	$(1,445)	$18,415	$(1,415)	$(378)	$(30)
PPL	3,344	(243)	3,162	(118)	182	(125)

Total Company	$21,381	$(1,688)	$21,577	$(1,533)	$(196)	$(155)

Cobra Business Segment

Net sales decreased $378,000, or 2.1 percent, in the first quarter of 2014 to $18.0 million compared to $18.4 million in the first quarter of 2013. Domestic sales were down 1.4 percent and international sales were down 5.4 percent. In the domestic market, higher sales for the Two-Way radio, Inverter, Truck Navigation and Dash Cam products were more than offset by the lower sales of Detection products. Sales of the new 6500 PRO HD Truck Navigation product, the new CXT 595 Two-Way radio and the Dash Cam products launched in the third quarter of 2013 contributed to the domestic sales for the first quarter of 2014. The post-holiday season residual inventory held by retailers and distributors and the slower than normal store traffic due to the extended and harsh winter weather adversely affected sales in the U.S. The international sales decline, mainly Citizens Band radio, Inverter and Detection products, was attributable to the weather, as well as political and economic conditions, in Eastern Europe.

Gross profit decreased $369,000, or 7.3 percent, to $4.7 million for the first quarter of 2014, while gross margin decreased to 26.0 percent from 27.4 percent in the prior year’s quarter. The lower gross margin for the domestic business was due to lower margins on the older Truck Navigation models and decreased sales of the higher margin Detection products. International margins reflected pricing concessions to move older inventory and the lower sales volume of the higher margin Detection products in Eastern Europe.

Selling, general and administrative expense decreased $677,000, or 10.0 percent, to $6.1 million for the first quarter of 2014 compared to $6.8 million in the prior year’s quarter and, as a percentage of net sales, were 33.7 percent and 36.7 percent, respectively. Variable selling expenses increased $160,000 due to the increased proportion of sales to customers with the higher merchandising and program costs. Fixed selling and general administrative costs decreased $837,000 or 13.8 percent, due to lower legal and compensation costs.

Interest expense increased $97,000 to $257,000 from the year ago period mainly because of a higher average interest rate for 2014 compared to 2013. Other income for the first quarter of 2014 decreased to $212,000 from $453,000 in the first quarter of 2013 mainly due to a lower CSV income in 2014 when compared to 2013.

As a result of the above, the Cobra segment had a pre-tax loss of $1.4 million for the current year’s quarter, similar to the pre-tax loss reported for 2013’s first quarter.

Performance Products Limited (“PPL”) Business Segment

Net sales for the first quarter of 2014 increased $182,000, or 5.8 percent, to $3.4 million from $3.2 million for the first quarter of 2013. The increase in net sales was mainly due to Dash Cam products that were not available for sale in the first quarter of 2013 and the foreign currency effect of a stronger pound sterling versus the U.S. dollar.

Gross profit decreased $87,000, or 7.4 percent, to $1.1 million for the first quarter of 2014, while gross margin declined nearly 5 points to 32.7 percent from 37.4 percent in the prior year’s quarter. The decline in gross margin was mainly due to pricing concessions to move the older Tracker, Lynx Lite and Golf GPS products.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2014 totaled $1.3 million compared to $1.2 million for the first quarter of 2013 and as a percentage of net sales were 39.8 percent and 38.0 percent, respectively. Excluding the translation effect of the stronger pound sterling, SG&A expenses were up 4.4 percent due to higher payroll costs for new management personnel in Europe, increased sales promotions and higher legal expenses.

Other expense for the first quarter of 2014 was $6,000 compared to $100,000 for the first quarter of 2013, principally due to a lower foreign exchange loss in 2014 as compared to 2013.

As a result of the above, the PPL segment had a pre-tax loss of $243,000 for the first quarter of 2014 compared to a pre-tax loss of $118,000 for the first quarter of 2013.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, the Company had interest bearing debt outstanding of $13.2 million and credit availability of approximately $4.7 million under the Credit Agreement.

The Credit Agreement was amended on March 6, 2014 to waive the non-compliance with the fixed charge coverage ratio for the fourth quarter of 2013, to replace the interest reserve with a $1.5 million availability block which applies to the borrowing base under the Credit Agreement and to add a 2 percent pricing fee on a portion of the amount of borrowings outstanding under the Credit Agreement. The Credit Agreement was amended on April 2, 2014 to replace Fifth Third Bank with First Midwest Bank, as a lender. The Credit Agreement provides a minimum covenant based on a twelve-month trailing EBITDA As Defined for the first, second and third quarters of 2014 and a fixed charge coverage ratio of 1.10 to 1.00 for the fourth quarter of 2014 and thereafter, in addition to a lower applicable margin. The Company did not meet the minimum twelve-month trailing EBITDA As Defined of $1.5 million for the three month period ended March 31, 2014. On May 14, 2014, the Company and the Lenders entered into a waiver agreement pursuant to which the lenders waived the non-compliance for the first quarter of 2014.

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

For the three months ended March 31, 2014, net cash flows provided by operating activities totaled $8.3 million. Net cash inflows from operations and non-cash add-backs included a net loss of $1.7 million, non-cash depreciation and amortization of $818,000, a decrease in accounts receivable of $9.3 million and a decrease in inventories of $2.1 million. Offsetting these inflows were decreases in accounts payable and other liabilities of $2.0 million. The decrease in accounts receivable was due to normal cash collections and lower sales for the first quarter of 2014 as compared to the fourth quarter of 2013. Inventory at March 31, 2014 reflected the higher than normal level at year end and the lower than expected sales for the first quarter of 2014. The decrease in accounts payable resulted from the timing of inventory receipts. The decrease in other liabilities was attributable to a lower payroll accrual for the first quarter due to the timing of the pay cycles compared to year end and the lower promotional and warranty accruals due to the sales decline from the prior year’s fourth quarter.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its Credit Agreement will be sufficient in 2014 to fund its working capital needs.

Net cash used in investing activities for the first three months of 2014 totaled $383,000. Property, plant and equipment additions, which totaled $170,000, were primarily for tooling. Intangible asset additions, which totaled $213,000, included in-house development of software for new products, patents and trademarks.

Net cash used in financing activities for the three months ended March 31, 2014 totaled $7.5 million and mainly resulted from repayments of bank borrowings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies and estimates consist of those that reflect significant judgments and uncertainties and could potentially result in materially different results under different assumptions. For a description of the Company’s critical accounting policies and estimates, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The application of certain of these policies requires significant judgments or a historical based estimation process that can affect the results of operations and financial position of the Company as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts ultimately differ from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.

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

There have been no material changes in the Company’s market risk since December 31, 2013.

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

As of March 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2014.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders

On May 13, 2014, the Company held an annual meeting of its shareholders (the “Annual Meeting”). Of the 6,602,980 shares of the Company’s common stock entitled to vote at the Annual Meeting, 5,665,854 shares were present in person or by proxy at the Annual Meeting, which constituted a quorum. Set forth below are the matters acted upon by the shareholders at the Annual Meeting and the final voting results of each such matters.

Proposal One—Election of Class I Directors. In accordance with the voting results listed below, the nominees to serve as Class I directors were elected for three-year terms expiring at the 2017 Annual Meeting.

Nominees	Votes For	Votes Withheld	Broker Non-Votes
James R. Bazet	2,118,831	1,641,702	1,905,321
William P. Carmichael	2,122,535	1,637,998	1,905,321

Proposal Two— Ratification of the Appointment of Grant Thornton LLP as Independent Registered Public Accounting Firm for the Year Ending December 31, 2014. In accordance with the voting results listed below, the appointment of Grant Thornton LLP to serve the Company’s independent registered public accounting firm for the year ending December 31, 2014 was ratified.

	Votes		Broker
Votes For	Against	Abstentions	Non-Votes
5,340,047	177,919	147,888	—

Proposal Three— Advisory Vote on Executive Compensation. In accordance with the voting results listed below, the compensation paid to the Company’s named executive officers was approved.

	Votes		Broker
Votes For	Against	Abstentions	Non-Votes
3,242,347	435,154	83,032	1,905,321

Item 6.	Exhibits

a)	Exhibit 10.1 2014 Executive Incentive Payment Plan.

b)

Exhibit 10.2 Seventh Amendment to Credit Agreement dated April 2, 2014 among Cobra Electronics Corporation, BMO Harris Bank N.A., as administrative agent, and the lenders party thereto. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 2, 2014 (File No. 0-511) and hereby incorporated by reference.

c)	Exhibit 10.3 Waiver to Credit Agreement dated May 14, 2014 among Cobra Electronic Corporation, BMO Harris Bank N.A., as administrative agent, and the lenders party thereto.

d)	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

e)	Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

f)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

g)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

h)	Exhibit 101 Financial statements and footnotes formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ Robert J. Ben
Robert J. Ben
Senior Vice President, Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer and duly authorized signatory)

Dated: May 14, 2014

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1 10.2

2014 Executive Incentive Payment Plan

Seventh Amendment to Credit Agreement dated April 2, 2014 among Cobra Electronics Corporation,
BMO Harris Bank N.A., as administrative agent, and the lenders party thereto. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 2, 2014 (File No. 0-511) and hereby incorporated by reference.

10.3	Waiver to Credit Agreement dated May 14, 2014 among Cobra Electronic Corporation, BMO Harris Bank N.A., as administrative agent, and the lenders party thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101	Financial statements and footnotes formatted in XBRL (eXtensible Business Reporting Language).