Form 10-Q
period 2014-06-30
COBRA ELECTRONICS CORP
filed 2014-08-13
CIK 30828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the Registrant’s Common Stock outstanding as of August 7, 2014 was 6,602,980

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Operations - Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net sales	$28,739	$25,630	$50,120	$47,207
Cost of sales	20,612	18,951	36,214	34,293

Gross profit	8,127	6,679	13,906	12,914
Selling, general and administrative expense	7,819	8,544	15,235	16,505

Earnings (loss) from operations	308	(1,865)	(1,329)	(3,591)
Interest expense	(406)	(150)	(663)	(310)
Other income	195	86	401	439

Earnings (loss) before income taxes	97	(1,929)	(1,591)	(3,462)
Tax provision (benefit)	10	14	(12)	13

Net earnings (loss)	$87	$(1,943)	$(1,579)	$(3,475)

Net earnings (loss) per common share:
Basic	$0.01	$(0.29)	$(0.24)	$(0.53)
Diluted	$0.01	$(0.29)	$(0.24)	$(0.53)
Weighted average shares outstanding:
Basic	6,603	6,611	6,603	6,611
Diluted	6,603	6,611	6,603	6,611

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) - Unaudited

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net earnings (loss)	$87	$(1,943)	$(1,579)	$(3,475)
Other comprehensive income (loss) net of tax:
Foreign currency translation	112	112	178	(558)
Interest rate swap, no tax benefit	—	16	(106)	33

Other comprehensive income (loss)	112	128	72	(525)

Comprehensive income (loss)	$199	$(1,815)	$(1,507)	$(4,000)

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$3,853	$3,059
Receivables, net of allowance for doubtful accounts of $159 in 2014 and $126 in 2013	15,717	19,338
Inventories, primarily finished goods, net	35,715	35,810
Other current assets	3,722	3,686

Total current assets	59,007	61,893
Property, plant and equipment, at cost:
Buildings and improvements	7,027	7,010
Tooling and equipment	13,169	14,937

	20,196	21,947
Accumulated depreciation	(15,287)	(16,724)
Land	230	230

Property, plant and equipment, net	5,139	5,453
Other assets:
Cash surrender value of life insurance policies	8,050	7,586
Deferred income taxes, non-current	307	322
Intangible assets	7,266	7,372
Other assets	190	180

Total other assets	15,813	15,460

Total assets	$79,959	$82,806

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Balance Sheets (continued)

(In Thousands, Except Share Data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving bank loan facility	$18,674	$20,673
Accounts payable	6,995	5,726
Accrued salaries and commissions	1,625	1,612
Accrued advertising and sales promotion costs	1,092	1,207
Accrued product warranty costs	853	1,113
Accrued income taxes	1	13
Deferred income taxes, current	182	174
Other accrued liabilities	2,904	3,102

Total current liabilities	32,326	33,620
Non-current liabilities:
Deferred compensation	7,946	7,910
Deferred income taxes	623	653
Other long-term liabilities	560	714

Total non-current liabilities	9,129	9,277

Total liabilities	41,455	42,897
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1 par value
Authorized: 1,000,000 shares
Issued: None	—	—
Common stock, $.33 1/3 par value
Authorized: 12,000,000 shares
Issued: 7,170,800 shares
Outstanding: 6,602,980 shares	2,390	2,390
Additional paid-in capital	21,634	21,532
Retained earnings	19,740	21,319
Accumulated other comprehensive loss	(1,423)	(1,495)

	42,341	43,746
Treasury stock, at cost (567,820 shares)	(3,837)	(3,837)

Total shareholders’ equity	38,504	39,909

Total liabilities and shareholders’ equity	$79,959	$82,806

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statements of Cash Flows - Unaudited

(In Thousands)

	Six Months Ended
	June 30
	2014	2013
Cash flows from operating activities:
Net loss	$(1,579)	$(3,475)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,905	1,673
Deferred income taxes	(29)	(31)
Gain on cash surrender value (CSV) life insurance	(339)	(564)
Stock-based compensation	102	139
Changes in assets and liabilities:
Receivables	3,667	8,541
Inventories	179	3,040
Other assets	(457)	(640)
Accounts payable	1,254	(1,804)
Other liabilities	(709)	(1,078)

Net cash provided by operating activities	3,994	5,801

Cash flows from investing activities:
Property, plant and equipment	(382)	(776)
Premiums on CSV	(125)	(282)
Intangible assets	(495)	(563)

Net cash used in investing activities	(1,002)	(1,621)

Cash flows from financing activities:
Bank borrowings	52,117	45,467
Bank repayments	(54,116)	(49,536)
Capital lease obligations	(29)	(20)

Net cash used in financing activities	(2,028)	(4,089)
Effect of exchange rate changes on cash and cash equivalents	(170)	108

Net increase in cash	794	199
Cash at beginning of period	3,059	1,785

Cash at end of period	$3,853	$1,984

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$423	$236
Income taxes	$13	$571

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss) - Unaudited

(In Thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance - December 31, 2013	$2,390	$21,532	$21,319	$(1,495)	$(3,837)	$39,909
Net loss	—	—	(1,579)	—	—	(1,579)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	178	—	178
Interest rate swap, no tax benefit	—	—	—	(106)	—	(106)
Stock compensation expense	—	102	—	—	—	102

Balance - June 30, 2014	$2,390	$21,634	$19,740	$(1,423)	$(3,837)	$38,504

The accompanying notes are an integral part of these financial statements.

Cobra Electronics Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

The consolidated financial statements for the six months ended June 30, 2014 included herein have been prepared by Cobra Electronics Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The Consolidated Balance Sheet as of December 31, 2013 has been derived from the audited consolidated balance sheet as of that date. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. Due to the seasonality of the Company’s business, the results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

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

(2) NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This new standard provides for a single comprehensive model and supersedes most current revenue recognition guidance, including industry specific guidance, and provides for enhanced disclosure requirements. The objective of the new guidance is to improve the consistency, comparability and usefulness to users of financial statements. ASU 2014-09 provides for two implementation methods (1) full retrospective application to each prior period or (2) modified retrospective application with the cumulative effect as of the date of adoption. The Company is in the process of evaluating the new pronouncement which is effective for annual reporting periods beginning after December 15, 2016 (the Company’s 2017 calendar year) and early application is not permitted.

(3) SEGMENT INFORMATION

The Company operates in two business segments: (1) Cobra Consumer Electronics (“Cobra”) and (2) Performance Products Limited (“PPL”). The Cobra segment is comprised of Cobra Electronics Corporation, Cobra Hong Kong Limited (“CHK”) and Cobra Electronics Europe Limited (“CEEL”). Each segment has a separate sales department and maintains separate distribution channels which provide segment-exclusive product lines to its customers. There were no intersegment sales for the three and six months ended June 30, 2014. Intersegment sales of $37,000 and intersegment operating profits of $3,000 were excluded from the results for the PPL segment for the three and six months ended June 30, 2013. The financial information by business segment for the three months and six months ended June 30, 2014 and 2013 follows:

Three months — 2014 vs. 2013

	2014			2013
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(in thousands)
Net sales	$24,672	$4,067	$28,739	$22,020	$3,610	$25,630
Cost of sales	17,948	2,664	20,612	16,536	2,415	18,951

Gross profit	6,724	1,403	8,127	5,484	1,195	6,679
Selling, general and administrative expense	6,501	1,318	7,819	7,316	1,228	8,544

Earnings (loss) from operations	223	85	308	(1,832)	(33)	(1,865)
Interest expense	(406)	—	(406)	(150)	—	(150)
Other income (expense)	200	(5)	195	105	(19)	86

Earnings (loss) before income taxes	17	80	97	(1,877)	(52)	(1,929)
Tax provision (benefit)	23	(13)	10	29	(15)	14

Net (loss) earnings	$(6)	$93	$87	$(1,906)	$(37)	$(1,943)

Six months — 2014 vs. 2013

	2014			2013
	COBRA	PPL	TOTAL	COBRA	PPL	TOTAL
	(in thousands)
Net sales	$42,709	$7,411	$50,120	$40,435	$6,772	$47,207
Cost of sales	31,301	4,913	36,214	29,898	4,395	34,293

Gross profit	11,408	2,498	13,906	10,537	2,377	12,914
Selling, general and administrative expense	12,585	2,650	15,235	14,077	2,428	16,505

Loss from operations	(1,177)	(152)	(1,329)	(3,540)	(51)	(3,591)
Interest expense	(663)	—	(663)	(310)	—	(310)
Other income (expense)	412	(11)	401	558	(119)	439

Loss before income taxes	(1,428)	(163)	(1,591)	(3,292)	(170)	(3,462)
Tax provision (benefit)	17	(29)	(12)	44	(31)	13

Net loss	$(1,445)	$(134)	$(1,579)	$(3,336)	$(139)	$(3,475)

(4) MULTIPLE ELEMENT ARRANGEMENTS

PPL bundles the sales of its navigation products with access to the AURA database and map updates. The deferred revenue was calculated using the relative selling price method based on Vendor Specific Objective Evidence (“VSOE”) and recognized over the applicable subscription period, generally two years. A summary of PPL’s deferred revenue at June 30, 2014 and December 31, 2013 follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Deferred revenue - PPL	$1,188	$1,110

In addition, the Company’s domestic business sells products bundled with access to the AURA database and mobile navigation products bundled with map updates. Revenues deferred from these arrangements were calculated using the relative fair market value method and recognized over the applicable subscription period, generally two years. A summary of deferred revenue for Cobra U.S. at June 30, 2014 and December 31, 2013 follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Deferred revenue - Cobra U.S.	$207	$297

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

The Company reviews the need for a valuation allowance at each quarter-end. The U.S. operations were in a loss position for the six month period ended June 30, 2014. Based on this and other relevant information, the Company concluded it did not meet the more likely than not criteria to justify the reversal of the valuation allowance at June 30, 2014. The valuation allowance for the U.S. operations totaled $10.3 million at June 30, 2014 and December 31, 2013. The Company will continue to monitor the need for a valuation allowance throughout 2014, pursuant to the guidance of U.S. accounting principles. Should the Company demonstrate a favorable and sustainable trend for its historic and projected operating results in the U.S., a reduction in the valuation allowance and a corresponding income tax benefit may result.

(6) FINANCING ARRANGEMENTS

The Company is party to a Credit Agreement dated July 16, 2010 (as amended, the “Credit Agreement”) among the Company, BMO Harris Bank N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto from time to time (the “Lenders”). The Credit Agreement provides for a $35.0 million secured credit facility expiring on July 16, 2016.

The Credit Agreement was amended on March 6, 2014 to waive the non-compliance with the fixed charge coverage ratio for the fourth quarter of 2013, to replace the interest reserve with a $1.5 million availability block which applies to the borrowing base under the Credit Agreement and to add a 2 percent pricing fee on a portion of the amount of borrowings outstanding under the Credit Agreement. The Credit Agreement was further amended on April 2, 2014 to replace Fifth Third Bank with First Midwest Bank, as a lender. In the second quarter of 2014, $130,000 of the capitalized loan fees were written off and an additional $70,000 of the loan fees were capitalized and will be amortized over the remaining term. On May 14, 2014, the Lenders granted the Company a waiver with respect to the non-compliance with the minimum twelve-month trailing EBITDA As Defined covenant contained in the Credit Agreement of $1.5 million for the period ended March 31, 2014. The $105,000 waiver fee was expensed in the second quarter of 2014.

The Company did not meet the minimum twelve-month trailing EBITDA As Defined covenant of $4.3 million for the period ended June 30, 2014. On August 11, 2014, the Company and the Lenders entered into a waiver and amendment agreement pursuant to which the Lenders waived the non-compliance for the second quarter of 2014, increased the availability block to $2.0 million and changed the applicable covenant to a minimum fixed charge coverage ratio of 1.50 to 1.00 for the third quarter of 2014, the fourth quarter of 2014 and thereafter.

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

The Company’s interest bearing debt outstanding under the revolving credit facility and credit availability under the revolving credit facility at June 30, 2014 and December 31, 2013 follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Interest bearing debt	$18,674	$20,673
Credit availability	$5,441	$8,369

The borrowing base formula to determine credit availability includes the following:

Percentage of eligible accounts receivable	85.0%
The lesser of:
Percentage of lower of cost or market of eligible inventory	65.0%
Percentage of appraised net orderly liquidation value of eligible inventory	85.0%
Percentage of commercial letters of credit	65.0%

The borrowing base is also subject to certain limitations and reserves established at the Lender’s discretion. If necessary, the Credit Agreement permits an “overadvance” of up to $1 million for sixty consecutive days.

The weighted average interest rate for the three and six months ended June 30, 2014 and 2013 (which includes the amortization charges associated with the terminated interest rate swap, refer to Note 8, Derivatives for additional information) is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Weighted average interest rate	3.5%	3.5%	4.2%	3.1%

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts receivable, accounts payable, short-term debt and letters of credit. The carrying values of cash, accounts receivable and accounts payable approximated their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its Credit Agreement approximated fair value because the interest rates are reset periodically to reflect current market rates. The letters of credit approximated fair value due to the short-term nature of the instruments. The fair value of letters of credit at June 30, 2014 and December 31, 2013 follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Letters of credit at fair value	$5,263	$4,467

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

Changes in the recorded fair value of the interest rate swap were recorded to Accumulated Other Comprehensive Income (Loss). The termination cost of the interest rate swap was amortized into interest expense through March 31, 2014. The interest amortization for the Company’s terminated interest rate swap reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense during the three and six months ended June 30, 2014 and 2013 follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Income Statement Location	2014	2013	2014	2013
	(in thousands)		(in thousands)
Interest expense	—	$16	$10	$33

With the conclusion of interest rate swap amortization, the residual effect of interest rate swap amounts previously charged to Accumulated Other Comprehensive Income (Loss) were reclassified to other income in the first quarter of 2014.

(9) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilution and is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock resulted in the issuance of common stock. If the common stock equivalents have an anti-dilutive effect, they are excluded from the computation of diluted earnings (loss) per share. The earnings or loss per share for the three and six months ended June 30, 2014 and 2013 follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(in thousands, except per share data)		(in thousands, except per share data)
Net earnings (loss)	$87	$(1,943)	$(1,579)	$(3,475)
Weighted-average shares outstanding
Basic	6,603	6,611	6,603	6,611
Diluted	6,603	6,611	6,603	6,611
Basic earnings (loss) per share	$0.01	$(0.29)	$(0.24)	$(0.53)
Diluted earnings (loss) per share	$0.01	$(0.29)	$(0.24)	$(0.53)

The diluted earnings per share calculations include the incremental shares of common stock issuable upon the exercise of stock options that have a market price in excess of the exercise price. When the exercise price of an option exceeds its market price, the incremental shares are excluded from the diluted earnings per share calculation. A summary of the options outstanding, the options includable and excludable from the diluted earnings per share calculations and the incremental shares included in the diluted earnings per share calculation for the three and six months ended June 30, 2014 and 2013 follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Options included in diluted earnings (loss) per share calculation	—	—	—	—
Options excluded from diluted earnings (loss) per share calculation	325	352	325	352

Total options	325	352	325	352

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Incremental shares included in the diluted earnings (loss) per share	—	—	—	—

(10) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the three and six months ended June 30, 2014 and 2013, Accumulated Other Comprehensive Income (Loss) included the foreign currency translation adjustment and a terminated interest rate swap.

A summary of the change in the Accumulated Other Comprehensive Income (Loss) from December 31, 2013 to June 30, 2014 follows:

	Interest Rate Swap	Foreign Currency Translation	Total
	(in thousands)
Balance, December 31, 2013	$106	$(1,601)	$(1,495)
Other comprehensive income (loss) before reclassifications	—	178	178
Amounts reclassified from accumulated other comprehensive income (loss)	(106)	—	(106)

Balance, June 30, 2014	$—	$(1,423)	$(1,423)

A summary of the amounts reclassified out of Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2014 follows:

Accumulated Other Comprehensive Income (Loss) Components	2014
(in thousands)
Interest rate swap - amortization	$10
Reclassification of the residual effect of the interest rate swap	(116)

Total	$(106)

(11) OTHER CURRENT ASSETS

The components of other current assets at June 30, 2014 and December 31, 2013 follow:

	June 30,	December 31,
	2014	2013
	(in thousands)
Prepayments	$2,420	$2,518
Vendor and miscellaneous receivables	1,302	1,168

	$3,722	$3,686

(12) INTANGIBLE ASSETS

The components of intangible assets at June 30, 2014 and December 31, 2013 follow:

	June 30,	December 31,
	2014	2013
	(in thousands)
Internal use software	$3,227	$3,109
Less accumulated amortization	(2,818)	(2,701)

	409	408

ERP internal software system	4,408	4,397
Less accumulated amortization	(4,279)	(4,242)

	129	155

Trademarks, trade names and patents	7,573	7,253
Less accumulated amortization	(2,606)	(2,424)

	4,967	4,829

Product software, net of impairment	1,665	1,494
Less accumulated amortization, net of impairment	(1,127)	(956)

	538	538

Customer relationships	5,313	5,144
Less accumulated amortization	(4,090)	(3,702)

	1,223	1,442

Total	$7,266	$7,372

Product software assets and accumulated amortization shown in the preceding table are shown net of the respective impairment charges. There were no product software impairment charges for the three and six months ended June 30, 2014 and 2013. The anticipated amortization expense of intangible assets over the next five years ending December 31 follows:

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

The Company’s outstanding inventory purchase orders with suppliers at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)
Open purchase orders	$18,864	$14,266

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

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
	2014	2013
	(in thousands)
Accrued product warranty costs, beginning of period	$1,113	$1,040
Warranty provision	1,085	2,100
Warranty expenditures	(1,345)	(2,027)

Accrued product warranty costs, end of period	$853	$1,113

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

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
	2014	2013
	(in thousands)
Liquidation reserve, beginning of period	$1,004	$1,134
Liquidation provision	1,192	2,379
Liquidation of models	(1,047)	(2,509)

Liquidation reserve, end of period	$1,149	$1,004

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

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
	2014	2013
	(in thousands)
Net realizable reserve, beginning of period	$383	$263
NRV provision	311	599
NRV write-offs	(310)	(479)

Net realizable reserve, end of period	$384	$383

(15) INTEREST EXPENSE AND OTHER INCOME (EXPENSE)

The components of Interest Expense for the three and six months ended June 30, 2014 and 2013 follow:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Interest on debt	$138	$110	$347	$229
Waiver and amortization of loan fees	268	24	306	48
Interest rate swap amortization	—	16	10	33

	$406	$150	$663	$310

The components of Other Income (Expense) for the three and six months ended June 30, 2014 and 2013 follow:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(in thousands)		(in thousands)
CSV income	$235	$106	$339	$564
Foreign exchange expense	(17)	(9)	(33)	(106)
Other - net	(23)	(11)	95	(19)

	$195	$86	$401	$439

(16) SUBSEQUENT EVENTS

The Company did not meet the minimum twelve-month trailing EBITDA As Defined covenant of $4.3 million for the period ended June 30, 2014. On August 11, 2014, the Company and the Lenders entered into a waiver and agreement pursuant to which the Lenders waived the non-compliance for the second quarter of 2014, increased the availability block to $2.0 million and changed the applicable covenant to a minimum fixed charge coverage ratio of 1.50 to 1.00 for the third quarter of 2014, the fourth quarter of 2014 and thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Executive Summary - Second Quarter

Operating earnings for the second quarter of 2014 totaled $308,000 compared to an operating loss of $1.9 million for the same quarter last year. Key factors contributing to the $2.2 million improvement in operating results for 2014’s second quarter when compared to 2013’s second quarter were as follows:

•	Net sales increased $3.1 million, or 12.1 percent, attributable to sales increases in both segments

•	Gross profit increased $1.4 million and gross margin improved over 2 points to 28.3 percent

•	Selling, general and administrative expenses decreased $725,000, or 8.5 percent, mainly due to lower legal and professional fees

Interest expense increased $256,000 mainly due to the 2014 write-off of financing fees for bank amendments and waivers. Other income increased $109,000 primarily due to higher CSV income for the current year quarter compared to the prior year’s quarter.

The combined impact of the favorable change in operating results, the higher interest expense and the increase in other income generated a $2.0 million increase in pre-tax earnings for the second quarter of 2014 compared to the second quarter of 2013.

The Company’s consolidated tax provision for the second quarter of 2014 totaled $10,000 compared to a $14,000 tax provision in the same quarter last year.

For the second quarter of 2014, the Company reported a net income of $87,000, or $0.01 per share, compared to a net loss of $1.9 million, or $0.29 per share, for the second quarter of 2013.

Executive Summary - Six Months

Operating loss for the first six months of 2014 totaled $1.3 million compared to an operating loss of $3.6 million for the same period last year. Key factors contributing to the $2.3 million improvement in operating results for the first half of 2014 as compared to 2013 were as follows:

•	Net sales increased $2.9 million, or 6.2 percent, attributable to sales increases in both segments

•	Gross profit increased $992,000 and gross margin improved by nearly half a point to 27.8 percent

•	Selling, general and administrative expenses decreased $1.3 million, or 7.7 percent, mainly due to lower legal and professional fees

Interest expense increased $353,000 mainly due to the 2014 write-off of the financing fees for bank amendments and waivers. Other income decreased mainly due to lower CSV income and a smaller foreign exchange loss when compared to the prior year.

The combined impact of the favorable change in operating results, the higher interest expense and the decrease in other income generated a $1.9 million reduction in the pre-tax loss for the first six months of 2014 compared to the comparable prior year period.

The Company’s consolidated tax benefit for the first half of 2014 totaled $12,000 compared to a $13,000 tax provision for the year ago period.

For the six months ended June 30, 2014, the Company reported a net loss of $1.6 million, or $0.24 per share, compared to a net loss of $3.5 million or $0.53 per share, for the same period in 2013.

Valuation Allowance

The U.S. operations were in a loss position for the six month period ended June 30, 2014. Based on this and other relevant information, the Company concluded it did not meet the more likely than not criteria to justify the reversal of the valuation allowance at June 30, 2014. The valuation allowance for the U.S. operations totaled $10.3 million at June 30, 2014 and December 31, 2013. The Company will continue to monitor the need for a valuation allowance throughout 2014, pursuant to the guidance of U.S. accounting principles. Should the Company demonstrate a favorable and sustainable trend for its historic and projected operating results in the U.S., a reduction in the valuation allowance and a corresponding income tax benefit may result.

EBITDA

The following table shows the reconciliation of net earnings (loss) to EBITDA and EBITDA As Defined for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net earnings (loss)	$87	$(1,943)	$(1,579)	$(3,475)
Depreciation/amortization	1,087	833	1,905	1,673
Interest expense, excluding waiver and loan fee amortization	138	126	357	262
Income tax provision (benefit)	10	14	(12)	13

EBITDA	1,322	(970)	671	(1,527)
Stock option expense	41	65	102	139
CSV gain	(235)	(106)	(339)	(564)
Other non-cash items	(212)	(43)	(422)	(287)

EBITDA As Defined	$916	$(1,054)	$12	$(2,239)

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

Second Quarter — 2014 vs. 2013

The following table summarizes net sales and pre-tax earnings by business segment for the three months ended June 30, 2014 and 2013:

					2014 vs. 2013
	2014		2013		Increase (Decrease)
	(In Thousands)
	Net	Pre-tax	Net	Pre-tax	Net	Pre-tax
Business Segment	Sales	Earnings	Sales	Loss	Sales	Earnings
Cobra	$24,672	$17	$22,020	$(1,877)	$2,652	$1,894
PPL	4,067	80	3,610	(52)	457	132

Total Company	$28,739	$97	$25,630	$(1,929)	$3,109	$2,026

Cobra Business Segment

Net sales increased $2.7 million, or 12.0 percent, in the second quarter of 2014 to $24.7 million compared to $22.0 million in the second quarter of 2013. Domestic sales were up $5.1 million and international sales were down $2.4 million. The increase in domestic sales was attributed to higher sales of Two-Way radio, Citizens Band radio, Portable Power Pack, Truck Navigation and Dash Cam products. Sales of the recently introduced Truck Navigation products (6500 PRO HD and 8500 PRO HD), the new Two-Way radio products (CXT 1095 FLT and 1035 FLT), the four new Portable Power Pack models and the three new Dash Cam models contributed to the domestic sales increase for the second quarter of 2014 compared to the prior year. The international sales decline from 2013, mainly in the Two-Way radio, Citizens Band radio and Detection products, was attributable to the economic conditions in certain of the Company’s export markets and the political turmoil in parts of Eastern Europe.

Gross profit increased $1.2 million, or 22.6 percent, to $6.7 million for the second quarter of 2014, and gross margin increased to 27.3 percent from 24.9 percent in the prior year’s quarter. The improved gross margin for the domestic business was due to the higher margin on Two-Way radios and favorable sales mix, which included more sales of the higher margin products such as Citizens Band radios, Truck Navigation, and Portable Power Packs. International gross margins improved due to sales mix, lower product costs and a foreign exchange gain.

Selling, general and administrative expense decreased $815,000, or 11.1 percent, to $6.5 million for the second quarter of 2014 compared to $7.3 million in the prior year’s quarter and, as a percentage of net sales, were 26.4 percent and 33.2 percent, respectively. The $326,000 increase in variable selling expenses reflected higher merchandising program costs and sales commissions due to higher sales volume. Fixed selling and general administrative expenses decreased $1.1 million or 18.1 percent, mainly due to lower legal and professional fees, which included settlement expenses for the Fleming patent litigation in the second quarter of 2013.

Interest expense for the second quarter of 2014 increased $256,000 to $406,000 from the year ago period mainly because of the 2014 write-off of the financing fees for the bank amendment that was required due to a change in the participant bank from Fifth Third Bank to First Midwest Bank and the waiver required for the non-compliance with the twelve-month trailing EBITDA As Defined covenant for the first quarter of 2014. Other income for the second quarter of 2014 increased to $200,000 from $105,000 in the second quarter of 2013 mainly due to higher CSV income in 2014 when compared to 2013.

As a result of the above, the Cobra segment had pre-tax earnings of $17,000 for the current year’s quarter compared to the $1.9 million pre-tax loss reported for 2013’s second quarter.

Performance Products Limited (“PPL”) Business Segment

Net sales for the second quarter of 2014 increased $457,000, or 12.7 percent, to $4.1 million from $3.6 million for the second quarter of 2013. The increase in net sales was mainly due to Satellite Navigation products. Foreign currency translation due to the strength of the British pound versus the U.S. dollar significantly affected the sales revenue. On a local currency basis, net sales for 2014 increased 2.9 percent from the prior year.

Gross profit increased $208,000, or 17.4 percent, to $1.4 million for the second quarter of 2014, while gross margin improved 1.4 points to 34.5 percent from 33.1 percent in the prior year’s quarter. The improved gross margin was mainly due to sales mix, including new products with higher margins and lower sales of the low margin Trackers.

Selling, general and administrative expenses for the second quarter of 2014 totaled $1.3 million compared to $1.2 million for the second quarter of 2013 and as a percentage of net sales were 32.4 percent and 34.0 percent, respectively. Excluding the translation effect of the stronger British pound, selling, general and administrative expenses were down 1.8 percent due to lower advertising and promotion costs.

Other expense for the second quarter of 2014 was $5,000 compared to $19,000 for the second quarter of 2013, principally due to a lower foreign exchange loss in 2014 as compared to 2013.

As a result of the above, the PPL segment had pre-tax earnings of $80,000 for the second quarter of 2014 compared to a pre-tax loss of $52,000 for the second quarter of 2013.

Six Months — 2014 vs. 2013

The following table summarizes net sales and pre-tax earnings by business segment for the six months ended June 30, 2014 and 2013:

					2014 vs. 2013
	2014		2013		Increase (Decrease)
	(In Thousands)
	Net	Pre-tax	Net	Pre-tax	Net	Pre-tax
Business Segment	Sales	Loss	Sales	Loss	Sales	Loss
Cobra	$42,709	$(1,428)	$40,435	$(3,292)	$2,274	$1,864
PPL	7,411	(163)	6,772	(170)	639	7

Total Company	$50,120	$(1,591)	$47,207	$(3,462)	$2,913	$1,871

Cobra Business Segment

Net sales increased $2.3 million, or 5.6 percent, for the six months ended June 30, 2014 to $42.7 million compared to $40.4 million in the year ago period. Domestic sales were up $4.9 million and international sales were down $2.6 million. The increase in domestic sales was attributed to higher sales of Two-Way radio, Citizens Band radio, Portable Power Pack, Truck Navigation and Dash Cam products. Sales of the new Two-Way radio products (1035 FLT and 1095 FLT), the four new Portable Power Pack models, the recently introduced Truck Navigation products (6500 PRO HD and 8500 PRO HD) and the three new Dash Cam models contributed to the domestic sales increase for the first six months of 2014 compared to 2013. The international sales decline, mainly in the Two-Way radio, Citizens Band radio and Detection products, was attributable to the weather and economic conditions in certain of the Company’s export markets and the political turmoil in parts of Eastern Europe.

Gross profit increased $871,000, or 8.3 percent, to $11.4 million for the first half of 2014, and gross margin increased to 26.7 percent from 26.1 percent in the prior year period. The improved gross margin for the domestic market was partially offset by lower margin for the international market. The improved gross margin for the domestic business was due to the higher margin on Two-Way radios and favorable sales mix, which included more sales of the higher margin products such as Citizens Band radios, Truck Navigation, and Portable Power Packs. The decline in the international gross margin was mainly due to pricing concessions to move older products and lower sales volume on the higher margin detection products in Eastern Europe.

Selling, general and administrative expense decreased $1.5 million, or 10.6 percent, to $12.6 million for the first half of 2014 compared to $14.1 million for the year ago period and, as a percentage of net sales, were 29.5 percent and 34.8 percent, respectively. The increase in variable selling expenses of $487,000 reflected higher merchandising program costs and sales commissions due to higher sales volume. Fixed selling and general administrative expenses decreased $2.0 million, or 16.0 percent, mainly due to lower legal and professional fees, which included the litigation expenses incurred in the first six months of 2013 for the Fleming patent lawsuit.

Interest expense for the first half of 2014 increased $353,000 to $663,000 from the year ago period mainly because of the 2014 write-off of the financing fees for the bank amendment that was required due to a change in the participant bank from Fifth Third Bank to First Midwest Bank and the waiver required for the non-compliance with the twelve-month trailing EBITDA As Defined covenant for the first quarter of 2014. Other income for the first six months of 2014 decreased to $412,000 from $558,000 for 2013 mainly due to lower CSV income in 2014 when compared to 2013.

As a result of the above, the Cobra segment had a pre-tax loss of $1.4 million for the current year’s first half compared to the $3.3 million pre-tax loss reported for the first six months of 2013.

Performance Products Limited (“PPL”) Business Segment

Net sales for the first six months of 2014 increased $639,000, or 9.4 percent, to $7.4 million from $6.8 million for the same period of 2013. The increase in net sales was mainly due to Satellite Navigation and GPS products. Foreign currency translation due to the strength of the British pound versus the U.S. dollar significantly affected the sales revenue. On a local currency basis, net sales for 2014 increased 1.2 percent from the prior year.

Gross profit increased $121,000, or 5.1 percent, to $2.5 million for the first half of 2014, while gross margin decreased 1.4 points to 33.7 percent from 35.1 percent in the prior year. The decreased gross margin was mainly due to lower average selling prices for the older Satellite Navigation, AVN and golf products.

Selling, general and administrative expenses for the first half of 2014 totaled $2.7 million compared to $2.4 million for the first six months of 2013 and as a percentage of net sales were 35.8 percent and 35.9 percent, respectively. Excluding the translation effect of the stronger British pound, selling, general and administrative expenses were up 1.3 percent mainly due to the costs related to the new General Manager in the Cobra Europe group.

Other expense for the first six months of 2014 was $11,000 compared to a $119,000 expense for the same period of 2013, principally due to a lower foreign exchange loss in 2014 as compared to 2013.

As a result of the above, the PPL segment had a pre-tax loss of $163,000 for six months ended June 30, 2014 compared to a pre-tax loss of $170,000 for the same period of 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company is party to a Credit Agreement dated July 16, 2010 (as amended, the “Credit Agreement”) among the Company, BMO Harris Bank N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto from time to time (the “Lenders”). The Credit Agreement provides for a $35.0 million secured credit facility expiring on July 16, 2016. At June 30, 2014, the Company had interest bearing debt outstanding of $18.7 million and credit availability of approximately $5.4 million under the Credit Agreement.

The Credit Agreement was amended on March 6, 2014 to waive the non-compliance with the fixed charge coverage ratio for the fourth quarter of 2013, to replace the interest reserve with a $1.5 million availability block which applies to the borrowing base under the Credit Agreement and to add a 2 percent pricing fee on a portion of the amount of borrowings outstanding under the Credit Agreement. On May 14, 2014, the Lenders granted the Company a waiver with respect to non-compliance with the minimum twelve-month trailing EBITDA As Defined covenant contained in the Credit Agreement of $1.5 million for the period ended March 31, 2014.

The Company did not meet the minimum twelve-month trailing EBITDA As Defined covenant of $4.3 million for the period ended June 30, 2014. On August 11, 2014, the Company and the Lenders entered into a waiver and amendment agreement pursuant to which the Lenders waived the non-compliance for the second quarter of 2014, increased the availability block to $2.0 million and changed the applicable covenant to a minimum fixed charge coverage ratio of 1.50 to 1.00 for the third quarter of 2014, the fourth quarter of 2014 and thereafter.

As amended, the Credit Agreement provides a minimum covenant based on a fixed charge coverage ratio of 1.50 to 1.00 for the third and fourth quarter of 2014 and thereafter. A failure to comply, absent a waiver from Lenders, with the covenants contained in the Credit Agreement could result in any outstanding indebtedness under the Credit Agreement becoming immediately due and payable and in the inability to borrow additional funds under the Credit Agreement. The Company believes that, for the foreseeable future, it will be able to continue to fund its operations and seasonal working capital requirements with cash generated from operations and borrowings under the Credit Agreement.

For the six months ended June 30, 2014, net cash flows provided by operating activities totaled $4.0 million. Net cash inflows from operations and non-cash add-backs included a net loss of $1.6 million, non-cash depreciation and amortization of $1.9 million, a decrease in accounts receivable of $3.7 million, an increase in accounts payable of $1.3 million and a decrease in inventories of $179,000. Offsetting these inflows were decreases in other liabilities of $709,000 and increases in other assets of $457,000. The decrease in accounts receivable was due to normal cash collections and lower sales for the second quarter of 2014 as compared to the fourth quarter of 2013. Accounts payables increased due to the payment timing for receipts of the new product rollouts. The inventory decrease reflected the net effect of sales volume for the first half of 2014 and inventory purchases for new product rollouts for the second and third quarters of 2014. The decrease in other liabilities was attributable to a lower payroll accrual for the second quarter due to the timing of the pay cycles compared to year end and lower promotional and warranty accruals due to the lower sales volume for the second quarter of 2014 compared to the prior year’s fourth quarter. The increase in other assets resulted from higher vendor receivables and additions to prepaid assets.

Working capital requirements are seasonal, with demand for working capital being higher later in the year as customers begin purchasing for the holiday selling season. The Company believes that cash generated from operations and from borrowings under its Credit Agreement will be sufficient in 2014 to fund its working capital needs.

Net cash used in investing activities for the first six months of 2014 totaled $1.0 million. Property, plant and equipment additions, which totaled $382,000, were primarily for tooling. Intangible asset additions, which totaled $495,000, included in-house development of software for new products, patents and trademarks. Premiums for life insurance totaled $125,000.

Net cash used in financing activities for the six months ended June 30, 2014 totaled $2.0 million and mainly resulted from repayments of bank borrowings.

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

As of June 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2014.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item  1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6. Exhibits

a)	Exhibit 10.1 Waiver and Eighth Amendment to Credit Agreement dated August 11, 2014 among Cobra Electronic Corporation, BMO Harris Bank N.A., as administrative agent, and the lenders party thereto.

b)	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

c)	Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

d)	Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer.

e)	Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer.

f)	Exhibit 101 Financial statements and footnotes formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COBRA ELECTRONICS CORPORATION

By	/s/ Robert J. Ben
Robert J. Ben
Senior Vice President, Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer and duly authorized signatory)

Dated: August 13, 2014

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1	Waiver and Eighth Amendment to Credit Agreement dated August 11, 2014 among Cobra Electronic Corporation, BMO Harris Bank N.A., as administrative agent, and the lenders party thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101	Financial statements and footnotes formatted in XBRL (eXtensible Business Reporting Language).